Form 10-K
period 2018-12-31
PennyMac Mortgage Investment Trust
filed 2019-02-26
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 30, 2018 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,127,888,552 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 25, 2019, there were 67,954,635 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2019 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2018

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
•

events or circumstances which undermine confidence in the financial and housing markets or otherwise have a broad impact on financial and housing markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and domestic and international political conditions, or in consumer confidence and spending habits from those expected;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire mortgage loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	the degree and nature of our competition;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with mortgage loans we purchase and later sell or securitize;
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of mortgage loans underlying mortgage-backed securities (“MBS”) in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•

the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal control over financial reporting;
•	Our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions and ma-made or natural disasters;
•	technologies for loans and our ability to mitigate security risks and cyber intrusions;
•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;
•	our ability to detect misconduct and fraud;
•	our ability to comply with various federal, state and local laws and regulations that govern our business;
•	developments in the secondary markets for our mortgage loan products;
•	legislative and regulatory changes that impact the mortgage loan industry or housing market;
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

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm focused on the production and servicing of U.S. mortgage loans and the management of investments related to the U.S. mortgage market. Specifically:

•

We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PennyMac and an investment adviser registered with the United States Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.

•

Our mortgage loan production and servicing activities (as described below) are performed on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”).

Our investment focus is on residential mortgage-backed securities (“MBS”) and mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) investments, including CRT Agreements and CRT securities. We have acquired these investments largely by purchasing, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”), retaining the MSRs relating to such mortgage loans and investing in CRT arrangements associated with certain of such mortgage loans.

Our business includes four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS. Assets resulting from these activities serve as the source for our investments in MSRs and CRT arrangements.

•

The credit sensitive strategies segment represents the Company’s investments in CRT Agreements, firm commitment to purchase CRT securities, distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”) and non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in MSRs, excess servicing spread (“ESS”), Agency and senior non-Agency MBS and interest rate hedging activities related to indebtedness.

•	The corporate segment includes certain interest income and management fee and other corporate expenses.

Following is a summary of our segment results for the periods presented:

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net investment income:
Correspondent production	$105,606	$131,981	$168,530	$100,400	$62,897
Credit sensitive strategies	110,271	133,400	66,256	108,315	254,922
Interest rate sensitive strategies	133,613	51,777	36,651	39,447	38,269
Corporate	1,577	782	651	603	653
	$351,067	$317,940	$272,088	$248,765	$356,741
Pre-tax income:
Correspondent production	$16,472	$42,938	$73,842	$36,390	$10,960
Credit sensitive strategies	87,251	102,214	17,288	66,038	206,738
Interest rate sensitive strategies	98,432	22,683	14,041	20,516	23,371
Corporate	(44,167)	(43,289)	(43,408)	(49,640)	(61,605)
	$157,988	$124,546	$61,763	$73,304	$179,464
Total assets at year end:
Correspondent production	$1,698,656	$1,302,245	$1,734,290	$1,298,968	$665,489
Credit sensitive strategies	1,602,776	1,791,447	2,288,886	2,787,064	2,655,500
Interest rate sensitive strategies	4,373,488	2,414,423	2,177,024	1,640,062	1,359,409
Corporate	138,441	96,818	157,302	100,830	216,860
	$7,813,361	$5,604,933	$6,357,502	$5,826,924	$4,897,258

In our correspondent production activities, we purchase Agency-eligible mortgage loans and jumbo mortgage loans. A jumbo mortgage loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell Agency-eligible mortgage loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government mortgage loans (insured by the FHA or guaranteed by the VA), which we sell on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which we generally sell on a servicing-retained basis.

Our correspondent production business involves purchases of mortgage loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and mortgage loan quality. As of December 31, 2018, we have 710 approved sellers, primarily independent mortgage originators and small banks located across the United States. During 2018, we were the second largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Correspondent mortgage loan purchases at fair value:
Government-insured or guaranteed	$37,764,019	$42,087,007	$42,171,914	$31,945,396	$16,523,216
Agency-eligible	30,176,215	23,742,999	23,930,186	14,360,888	11,474,345
Jumbo	67,501	—	10,227	117,714	383,854
Commercial	7,263	69,167	18,112	14,811	—
	$68,014,998	$65,899,173	$66,130,439	$46,438,809	$28,381,415
Interest rate lock commitments issued	$66,723,338	$65,926,958	$67,139,108	$48,138,062	$27,815,464
Fair value of mortgage loans at year end pending sale to:
Nonaffiliates	$1,557,649	$989,944	$868,496	$614,507	$428,397
PLS	86,308	279,571	804,616	669,288	209,325
	$1,643,957	$1,269,515	$1,673,112	$1,283,795	$637,722
Number of approved sellers at year-end	710	613	522	432	344

The sale of mortgage loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs and CRT arrangements, which are summarized below:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$29,369,656	$24,314,165	$23,525,952	$14,206,816	$11,703,015
To PennyMac Financial Services, Inc.	37,967,724	42,624,288	42,051,505	31,490,920	16,431,338
	$67,337,380	$66,938,453	$65,577,457	$45,697,736	$28,134,353
Net gain on mortgage loans acquired for sale	$59,185	$74,516	$106,442	$51,016	$35,647
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$356,755	$290,309	$275,092	$154,474	$121,333
Investments in CRT Agreements
Deposits of cash securing CRT Agreements	$596,626	$152,641	$306,507	$147,446	$—
Change in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements and settlement of outstanding commitments	(482,471)	390,362	92,109	—	—
Total investments in CRT Agreements	$114,155	$543,003	$398,616	$147,446	$—
Increase in face amount of firm commitment to purchase CRT securities	$605,052	$—	$—	$—	$—

We also invest in MBS, ESS on MSRs acquired by PLS and real estate held for investment. We historically invested in distressed mortgage assets (mortgage loans and REO), which are no longer our primary focus for new investments.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
MBS	$1,810,877	$251,872	$765,467	$84,828	$185,972
ESS	2,688	5,244	6,603	278,282	103,235
Distressed mortgage loans	—	—	—	241,981	554,604
	$1,813,565	$257,116	$772,070	$605,091	$843,811

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Credit Sensitive Assets
CRT Agreements (1)	$1,270,488	$687,507	$465,669	$147,593	$—
Firm commitment to purchase CRT securities	37,994	—	—	—	—
Distressed mortgage loans at fair value
Performing	28,806	414,785	611,584	877,438	664,266
Nonperforming	88,926	353,648	742,988	1,222,956	1,535,317
	117,732	768,433	1,354,572	2,100,394	2,199,583
REO and real estate held for investment	128,791	207,089	303,393	350,642	303,228
Subordinated interest in mortgage loans held in VIE	9,365	9,661	8,925	35,484	35,663
Small balance commercial mortgage loans	8,559	9,898	8,961	14,590	—
	1,534,935	1,682,588	2,141,520	2,648,703	2,538,474
Interest Rate Sensitive Assets
Agency MBS	2,610,422	989,461	865,061	225,150	195,518
Non-Agency senior MBS	—	—	—	97,323	111,845
MSRs	1,162,369	844,781	656,567	459,741	357,780
ESS	216,110	236,534	288,669	412,425	191,166
Interest rate hedges (2)	25,276	9,303	4,749	2,282	3,016
Mortgage loans held in a VIE, net of asset-backed financing and subordinated interest	4,709	3,960	4,346	172,220	325,786
	4,018,886	2,084,039	1,819,392	1,369,141	1,185,111
	$5,553,821	$3,766,627	$3,960,912	$4,017,844	$3,723,585

(1)	Investments in CRT Agreements include deposits securing CRT Agreements and CRT derivatives.
(2)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitment (“IRLC”), CRT derivatives and repurchase agreements derivatives.

Over time, our targeted asset classes may change as a result of changes in the opportunities that are available in the market, among other factors. We may not invest in certain of the investments described above if we believe those types of investments will not provide us with suitable returns or if we believe other types of our targeted assets provide us with better returns.

Investment Policies

Our board of trustees has adopted the policies set forth below for our investments and borrowings. PCM reviews its compliance with our investment policies regularly and reports periodically to our board of trustees regarding such compliance.

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

Our Financing Activities

We have pursued growth of our investment portfolio by using a combination of equity and borrowings, primarily in the form of borrowings under agreements to repurchase. We use borrowings to finance our investments and not to speculate on changes in interest rates.

Equity financing

During 2014, we issued 3.8 million common shares under an ATM Equity Offering Sales Agreementsm and received net proceeds totaling $89.5 million. We used the proceeds of the 2014 offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of our correspondent production business and for general business purposes.

During 2015, our board of trustees authorized a common share repurchase program under which, as amended, we may repurchase up to $300 million of our outstanding common shares. Repurchased common shares are canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool. Repurchases under this program are summarized below:

	Year ended December 31,				Cumulative
	2018	2017	2016	2015	total
	(in thousands, except per-share amounts)
Common shares repurchased	671	5,647	7,368	1,045	14,731
Cost of common shares repurchased	$10,719	$91,198	$98,370	$16,338	$216,625
Average cost per share	$15.96	$16.15	$13.35	$15.65	$14.71

During 2017, we issued 4.6 million of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (“Series A Preferred Shares”) and 7.8 million of our 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”). We received proceeds of $299.7 million net of issuance costs from these issuances. From, and including, the date of original issuance to, but not including, March 15, 2024 and June 15, 2024, respectively, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% and on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference. Thereafter, dividends are paid at rates indexed to the U.S. Dollar LIBOR rate.

Debt financing

During 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million principal amount of 5.375% Exchangeable Senior Notes due 2020 (the “Exchangeable Notes”). The net proceeds were used to fund our business and investment activities, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general business purposes.

We maintain multiple master repurchase agreements and mortgage loan participation and sale agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent sellers. The total unpaid principal balance (“UPB”) outstanding under the facilities in existence as of December 31, 2018 was $1.5 billion.

During 2016, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”) entered into a master repurchase agreement with PLS, pursuant to which PMH sells to PLS participation certificates representing a beneficial interest in Ginnie Mae ESS under an agreement to repurchase. The purchase price is based upon a percentage of the market value of the ESS. Pursuant to the master repurchase agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS and PLS, in turn, re-pledges such ESS along with its interest in all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. The total UPB outstanding under this facility as of December 31, 2018 was $131.0 million.

During 2017, through PMC and PMH, we entered into a master repurchase agreement with a wholly-owned special purpose entity, PMT ISSUER TRUST-FMSR (“FMSR Issuer Trust”), which issues variable funding notes and term notes that are secured by participation certificates representing a beneficial interest in Fannie Mae MSRs and the related ESS. The notes are repaid through the cash flows received by FMSR Issuer Trust as the lender under the repurchase agreement, pursuant to which PMC grants to the special purpose entity a security interest in all of its right, title and interest in, to and under the MSRs and ESS.

During 2018, the Company, through FMSR Issuer Trust, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day. The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms).

The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The total UPB outstanding under such agreement to repurchase as of December 31, 2018 was $5.0 million. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

During 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million, all of which is committed. The note matures on February 1, 2020.

Our borrowings are made under agreements that include various covenants, including the maintenance of profitability and specified levels of cash, adjusted tangible net worth and overall leverage limits. Our ability to borrow under these facilities is limited by the amount of qualifying assets that we hold and that are eligible to be pledged to secure such borrowings and our ability to fund any applicable margin requirements. We are not otherwise required to maintain any specific debt-to-equity ratio, and we believe the appropriate leverage for the particular assets we finance depends on, among other things, the credit quality and risk of such assets. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act, we may hedge the interest rate risk associated with the financing of our portfolio.

Our Manager and Our Servicer

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on investments in U.S. mortgage assets. PCM has also served as the investment manager to two private investment funds, which were liquidated during 2018.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans and MSRs. PLS’ mortgage loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the mortgage loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provided special servicing to the private investment funds and the entities in which those funds invested. PLS acted as the servicer for mortgage loans with UPB totaling approximately $299.3 billion, of which $94.7 billion was subserviced for us as of December 31, 2018.

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

Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our TRS that is subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 20% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

To address this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect this relationship to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS’s servicing expertise provides us with a competitive advantage over other companies with a similar focus. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

We have three employees. All of our officers are employees of PennyMac or its affiliates. We do not pay our officers any cash compensation under the terms of our management agreement.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.pennymacmortgageinvestmenttrust.com  through the investor relations section of our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at  www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of mortgage loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have few employees and limited in-house capability to perform the activities independently.

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

For its services under our loan servicing agreement, PLS is entitled to servicing fees that we believe are competitive with those charged by primary servicers and specialty servicers and include fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO, as well as activity fees that generally are fixed dollar amounts. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

On our behalf, PLS also refinances performing loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, PLS is entitled to receive origination fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender, either of which might give rise to a potential or perceived conflict of interest.

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

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Certain of the funds that PCM may advise in the future may have investment objectives that overlap with ours, including funds which have different fee structures, and potential conflicts may arise with respect to decisions regarding how to allocate investment opportunities among those funds and us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas other entities or accounts that PCM may manage in the future may not be so limited. In addition, PCM and the other entities or accounts managed by PCM in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

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

Pursuant to our management agreement, PCM is obligated to provide us with the services of its senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with our level of activity. The members of PCM’s senior management team may have conflicts in allocating their time and services between the operations of PFSI and our activities, and other entities or accounts that they may manage in the future.

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

Federal, state and local governments have proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers and other personnel, loan officer compensation, secured transactions, property valuations, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, collection, foreclosure, bankruptcies, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and the service providers it uses, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements.

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

Our service providers and vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and vendors in order to mitigate risks of noncompliance with applicable laws may also have these negative results.

The failure of the mortgage lenders from which loans were acquired through our correspondent production activities to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable laws or regulations. However, PLS may not detect every violation of law by these mortgage lenders. Further, to the extent any third party originators or servicers with whom we do business fail to comply with applicable laws or regulations and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, acquired or serviced by us or a third party in violation of applicable laws or regulations, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.

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

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, uncertainty regarding recent interim and permanent changes in leadership or authority levels within the CFPB, and actions taken or not taken by the CFPB could result in heightened federal and state regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our business activities. Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, liquidity, financial condition and results of operations and our ability to make distributions to our shareholders.

We are highly dependent on the Agencies and the Federal Housing Finance Agency (“FHFA”), as the conservator of Fannie Mae and Freddie Mac, and any changes in these entities or their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

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

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, inability to obtain necessary government funding, lack of success in resolving repurchase demands to lenders, foreclosure problems and delays and problems with mortgage insurers, they could suffer losses and fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

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

In order to meet these minimum financial requirements, we and our Servicer are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our or its business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and this could significantly impede us and our Servicer, as non-bank mortgage lenders, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or our Servicer, which could cause us or our Servicer to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. government, primarily through the Agencies, has established loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. [We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully.] Further, the incentives provided by such programs may increase competition for, and the pricing of, our targeted assets. These programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with the Agencies may adversely affect the value of, and the returns on, residential mortgage loans, residential MBS, real estate-related securities and various other asset classes in which we invest.

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

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, climate change, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Exposure to United Kingdom political developments, including the United Kingdom’s vote to leave the European Union, could have a material adverse effect on us.

On June 23, 2016, a referendum was held on the United Kingdom’s membership in the European Union, the outcome of which was a vote in favor of leaving the European Union. On March 29, 2017, the United Kingdom provided its official notice to the European Council that it intends to leave the European Union, triggering the two-year transitionary period, which is expiring on March 29, 2019.  The United Kingdom’s vote to leave the European Union creates an uncertain political and economic environment in the United Kingdom and potentially across other European Union member states, which may last for a number of months or years.

The result of the referendum means that the long-term nature of the United Kingdom’s relationship with the European Union is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. In the interim, there is a risk of instability for both the United Kingdom and the European Union, which could adversely affect our results, financial condition, and prospects.

The political and economic instability created by the United Kingdom’s vote to leave the European Union has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the European Union, it is possible that there may be adverse practical or operational implications on our business.

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

We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have financed certain of our investments through repurchase agreements, pursuant to which we sell securities (including securities we retain through our CRT investments) or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut reduced by interest accrued on the financing (assuming there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

One of the assets in which we invest is CRT, a newer asset class for which financing is and has been limited. We currently finance our CRT investments through repurchase agreements. Unlike MBS and other securities we finance under repurchase agreements, our CRT investment is illiquid in nature and may be subject to greater fluctuations in fair value. Further, the size of our CRT investment makes it a greater likelihood that any margin call could be material in nature, and our inability to satisfy any such margin call or liquidate the underlying collateral may result in significant losses to us.

We also invest in other assets, including MSRs and ESS, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and ESS under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PMC.

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

We have used and, in the future, may use securitization and other non-recourse long-term financing for our investments. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Such long-term financing has been limited and, in certain instances, unavailable for certain of our investments, including our investments in CRT. Prior to any such future financing, we generally finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated or such financing becomes available. As a result, we are subject to the risks that we would not be able to obtain suitable non-recourse long-term financing or otherwise acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

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

In addition, our ability to finance ESS relating to Ginnie Mae MSRs is currently dependent on pass through financing we obtain through our Servicer, which retains the MSRs associated with the ESS we acquire. After our initial acquisition of ESS, we then finance the acquired ESS with our Servicer under a repurchase agreement, and our Servicer, in turn, re-pledges the ESS (along with the related MSRs it retains) under a master repurchase agreement with a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae MSRs and ESS and repaid through the cash received by the special purpose entity as the lender under a repurchase agreement with PLS. There can be no assurance this pass through financing will continue to be available to us.

This financing arrangement also subjects us to the credit risk of PLS. To the extent PLS does not apply our payments of principal and interest under the repurchase agreement to the allocable portion of its borrowings under the master repurchase agreement, or to the extent PLS otherwise defaults under the master repurchase agreement, our ESS would be at a risk of total loss. In addition, we provide a guarantee for the amount of borrowings under the master repurchase agreement that are allocable to the pass through financing of our ESS. In the event we are unable to satisfy our obligations under the guaranty following a default by PLS, this could cause us to default under other financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

In addition, we have been authorized to repurchase up to $300 million of our common shares pursuant to a share repurchase program approved by our board of trustees. As of December 31, 2018, we had $83.4 million of our common shares remaining under the current board authorization, and we may continue to repurchase shares to the extent we believe it is in the Company’s best interest to do so. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

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

During March 2017, we issued 4.6 million of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share. During July 2017, we also issued 7.8 million of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share. Our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares.

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

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of mortgage loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. In addition, with respect to the MSRs and ESS we own, decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such MSRs and ESS. Any such scenario could materially and adversely affect us.

We are subject to market risk and declines in credit quality and changes in credit spreads, which may adversely affect investment income and cause realized and unrealized losses.

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

We pursue hedging strategies in a manner consistent with the REIT qualification requirements to reduce our exposure to changes in interest rates. Our hedging activity varies in scope based on the level of interest rates, the type of investments held, and changing market conditions. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus, hedging activity, while intended to limit losses, may materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

General Risks

Initiating new business activities or investment strategies, developing new products or significantly expanding existing business activities or investment strategies may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or investment strategies, developing new products, or PennyMac’s recent launch of its home equity line of credit, or significantly expanding existing business activities or investment strategies, such as our entry into non-delegated correspondent production or our acquisition of new mortgage or mortgage-related products, such as non-qualified mortgage loans or home equity lines of credit, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or investment strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative or strategy.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers such as cloud-based computing service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

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

Terrorist attacks and other acts of violence or war may cause disruptions in our operations and in the financial and housing markets, and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial and the housing markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Such attacks could also cause disruptions in our operations. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial and housing markets and economy. The economic impact of these events could also materially and adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

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

In conjunction with our correspondent business, we have entered into CRT arrangements with Fannie Mae, whereby we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such mortgage loans or purchasing Agency securities that absorb losses incurred by such mortgage loans. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes us to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying mortgage loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

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

Certain of our historic investments in CRT Agreements may not be eligible REIT assets and we have therefore held such investments in our TRS, resulting in a significant portion of our income from these investments being subject to U.S. federal and state income taxation in order not to jeopardize our REIT status.

We expect that our future investments in CRT securities will be structured with the intention of satisfying our REIT qualification requirements.  Accordingly, in general we expect that we will hold investments in such CRT securities in the REIT based on the advice of our tax advisors.  However, with respect to certain of our historic investments in CRT Agreements, the REIT eligibility of the assets subject to the CRT Agreements and the income relating thereto remains uncertain. Accordingly, in general we currently hold such investments in our TRS, although we have on occasion based on the advice of tax advisors held such positions in the REIT and may do so in the future as well, depending on the precise structure of such investments and our level of certainty that such investments are in a form consistent with their characterization as qualifying assets for a REIT. If the Internal Revenue Service (“IRS”) were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

A portion of our investments is in the form of mortgage loans, and the mortgage loans in which we invest and the mortgage loans underlying the MBS in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue, in a manner that is consistent with our qualification as a REIT, various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

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

Our investments in subordinated loans or subordinated MBS could subject us to increased risk of losses. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses.

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

Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process or within the statutes of limitation under applicable state law. These factors include, without limitation: extended foreclosure timelines in states that require judicial foreclosure, including states where we hold high concentrations of mortgage loans; significant collateral documentation deficiencies; federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; continuing obligations under the Home Affordable Modification Plan (“HAMP”) and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

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

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that we own or that collateralize loans we own or service. In addition, the properties where we conduct business could be adversely impacted. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are adequately covered by appropriate insurance, we cannot predict at this time if we or our borrowers will be able to obtain such coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. In addition, there is a risk that one or more of the insurers of property on which we held an interest may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition or may even cancel policies due to the increasing costs of providing insurance coverage in certain geographic areas.

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

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Westlake Village, California and we have additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California.  In 2018, many areas of California, including the immediate area around our corporate headquarters, experienced extensive damage and property loss due to a series of very large wildfires.  California and the other jurisdictions in which we operate are also prone to other types of natural disasters.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Many of our investments are unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we can provide no assurance that those ratings will not be downgraded.

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

Our investments in distressed mortgage loans, MSRs, ESS, CRT Agreements, securities and mortgage loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

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

Failure to maintain exemptions or exclusions from registration under the Investment Company Act of 1940 could materially and adversely affect us.

Because we are organized as a holding company that conducts business primarily through our Operating Partnership and its wholly-owned subsidiaries, our status under the Investment Company Act of 1940, or the Investment Company Act, is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. If our Operating Partnership or one or more of its subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we or our subsidiaries have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

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

Further, a loss of our Investment Company Act exceptions or exclusions would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. If either of these agreements is terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to continue to execute our business strategy and would likely negatively affect our financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The failure of PennyMac Corp. to avail itself of an appropriate exemption from registration as an investment company under the Investment Company Act could have a material and adverse effect on our business.

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act. We believe that our subsidiary, PennyMac Corp. (“PMC”), to the extent it does not qualify under Section 3(c)(5)(C) of the Investment Company Act, would qualify for the exemption provided in Section 3(c)(6) of the Investment Company Act because it has been, and is expected to continue to be, primarily engaged, directly or through majority-owned subsidiaries, in (1) the business of purchasing or otherwise acquiring mortgages or other liens on and interests in real estate (from which not less than 25% of its gross income during its last fiscal year was and will continue to be derived), together with (2) an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities, namely the business of servicing mortgages. Although we expect not less than 25% of PMC’s gross income to be derived from originating, purchasing, or acquiring mortgages or liens on and interests in real estate, there can be no assurances that the composition of PMC’s gross income will remain the same over time.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in TRSs may not represent more than 20% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation.

The percentage of our assets represented by a TRS and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

Currently, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of each quarter. We may potentially have to modify our activities or the capital structure of those TRSs in order to comply with the new limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 20% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 20% of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The Internal Revenue Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates.  Dividends paid by REITs are generally not eligible for these reduced rates. H.R. 1, commonly known as the 2017 Tax Cuts and Job Act (the “Tax Act”), which was enacted on December 22, 2017, generally may allow domestic shareholders to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them for taxable years beginning after December 31, 2017 and before January 1, 2026. To qualify for this deduction, the shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.  However, even if a domestic shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals.  The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We would be subject to this tax if we were to sell loans that we held primarily for sale to customers in a securitization transaction effected through the REIT. Therefore, in order to avoid the prohibited transactions tax, we engage in such sales of loans through the TRS. We may hold a substantial amount of assets in one or more TRSs that are subject to corporate income tax on its earnings, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders.

The taxable mortgage pool (“TMP”) rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations that involve the issuance of indebtedness rather than sales may likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a “qualified REIT subsidiary.”

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 20, 2019, our common shares were held by 25,066 beneficial holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2018.

The following table provides information about our common share repurchases during the quarter ended December 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
October 1, 2018 – October 31, 2018	—	$—	—	$83,375
November 1, 2018 – November 30, 2018	—	$—	—	$83,375
December 1, 2018 – December 31, 2018	—	$—	—	$83,375
	—	$—	—

(1)

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

Equity Compensation Plan Information

We have adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our Operating Partnership) and other awards based on our shares that may be awarded by us to our officers and trustees, and the members, officers, trustees, directors and employees of PFSI and its subsidiaries or other entities that provide services to us and the employees of such other entities. The equity incentive plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. Our equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the plan cannot exceed 40 million.

The following table provides information as of December 31, 2018 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	596,899	$—	4,326,968
Equity compensation plans not approved by security holders (2)	—	—	—
Total	596,899	—	4,326,968

(1)	Represents our 2009 Equity Incentive Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2018, 2017, and 2016 and the condensed consolidated balance sheets data at December 31, 2018, and 2017 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2015 and 2014 and the condensed consolidated balance sheets data at December 31, 2016, 2015, and 2014 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per common share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net mortgage loan servicing fees	$120,587	$69,240	$54,789	$49,319	$37,893
Net gain on investments	81,926	96,384	7,175	53,985	201,809
Net gain on mortgage loans acquired for sale	59,185	74,516	106,442	51,016	35,647
Net interest income	47,601	43,805	72,354	76,637	86,759
Other	41,768	33,995	31,328	17,808	(5,367)
	351,067	317,940	272,088	248,765	356,741
Expenses:
Expenses payable to PennyMac Financial Services, Inc.	147,860	146,007	157,737	129,224	136,276
Other	45,219	47,387	52,588	46,237	41,001
	193,079	193,394	210,325	175,461	177,277
Income before provision for income taxes	157,988	124,546	61,763	73,304	179,464
Provision for (benefit from) income taxes	5,190	6,797	(14,047)	(16,796)	(15,080)
Net income	$152,798	$117,749	$75,810	$90,100	$194,544
Pre-tax income (loss) by segment:
Correspondent production	$16,472	$42,938	$73,842	$36,390	$10,960
Credit sensitive strategies	87,251	102,214	17,288	66,038	206,738
Interest rate sensitive strategies	98,432	22,683	14,041	20,516	23,371
Corporate	(44,167)	(43,289)	(43,408)	(49,640)	(61,605)
	$157,988	$124,546	$61,763	$73,304	$179,464
Return on average common shareholders' equity	10.2%	7.8%	5.4%	5.9%	12.6%
Condensed Consolidated Balance Sheets:
Investments:
Short-term	$74,850	$18,398	$122,088	$41,865	$139,900
Mortgage-backed securities at fair value	2,610,422	989,461	865,061	322,473	307,363
Mortgage loans acquired for sale at fair value	1,643,957	1,269,515	1,673,112	1,283,795	637,722
Mortgage loans at fair value	408,305	1,089,473	1,721,741	2,555,788	2,726,952
Excess servicing spread purchased from PFSI	216,110	236,534	288,669	412,425	191,166
Firm commitment to purchase CRT securities	37,994	—	—	—	—
Credit risk transfer agreement deposits and derivatives	1,270,488	687,507	465,669	147,593	—
Real estate	128,791	207,089	303,393	350,642	303,228
Mortgage servicing rights	1,162,369	844,781	656,567	459,741	357,780
	7,553,286	5,342,758	6,096,300	5,574,322	4,664,111
Other assets	260,075	262,175	261,202	252,602	233,147
Total assets	$7,813,361	$5,604,933	$6,357,502	$5,826,924	$4,897,258

Short-term debt	$5,081,691	$3,269,462	$4,017,232	$3,323,534	$2,634,471
Long-term debt	1,011,433	661,715	821,893	867,005	524,777
	6,093,124	3,931,177	4,839,125	4,190,539	3,159,248
Other liabilities	154,105	129,171	167,263	140,272	159,838
Total liabilities	6,247,229	4,060,348	5,006,388	4,330,811	3,319,086
Shareholders' equity	1,566,132	1,544,585	1,351,114	1,496,113	1,578,172
Total liabilities and shareholders' equity	$7,813,361	$5,604,933	$6,357,502	$5,826,924	$4,897,258
Per Common Share Data:
Earnings:
Basic	$2.09	$1.53	$1.09	$1.19	$2.62
Diluted	$1.99	$1.48	$1.08	$1.16	$2.47
Cash dividends:
Declared	$1.88	$1.88	$1.88	$2.16	$2.40
Paid	$1.88	$1.88	$1.88	$2.30	$2.38
Year-end:
Share price	$18.62	$16.07	$16.37	$15.26	$21.09
Book value	$20.61	$20.13	$20.26	$20.28	$21.18

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended December 31, 2018, we purchased newly originated prime credit quality residential mortgage loans with fair values totaling $68.0 billion, as compared to $66.7 billion for the same period in 2017, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the period we hold it before the sale to PLS. During the year ended December 31, 2018, we received sourcing fees totaling $10.9 million, relating to $36.4 billion in UPB of mortgage loans that we sold to PLS. During the year ended December 31, 2018, we received MSRs arising from our loan sales activities with fair values at initial recognition totaling $356.8 million and held MSRs with a fair value totaling $1.2 billion at December 31, 2018.

We believe that CRT Agreements and CRT securities are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in its credit risk. We believe there is significant potential for investment in front-end credit risk transfer (“CRT”) and MSRs that result from our correspondent production activities as we reinvest capital returned from the liquidation of distressed mortgage loans. During the year ended December 31, 2018, we made investments in CRT Agreements totaling $596.6 million, and held CRT-related investments (composed of deposits securing CRT Agreements, derivative assets and firm commitment to purchase CRT securities) totaling $1.3 billion at December 31, 2018.

During the year ended December 31, 2018, we fulfilled our commitments to sell mortgage loans into CRT Agreements and we began selling mortgage loans under agreements that included our firm commitment to purchase CRT securities that absorb credit losses on such mortgage loans. We have recognized $38.0 million at fair value related to the firm commitments to purchase the CRT securities during the year ended December 31, 2018.

We also participate in other mortgage-related activities, including:

•

Mortgage-backed or mortgage-related securities. During 2018, we purchased $1.8 billion of mortgage-backed or mortgage-related securities. We held MBS with fair values totaling $2.6 billion at December 31, 2018.

•

ESS relating to MSRs held by PFSI. During the year ended December 31, 2018, we did not purchase any ESS from PFSI. However, pursuant to a recapture agreement with PLS we received ESS with a fair value totaling $2.7 million. We held ESS with a fair value totaling $216.1 million at December 31, 2018.

•

Retention of certain securities created in securitization transactions. To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. We held $14.1 million of such securities (which we account for as mortgage loans at fair value, net of the related asset-backed financing), as of December 31, 2018.

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

We seek to maximize our returns on distressed mortgage assets through individual loan and property resolutions, as well as bulk sales. During the year ended December 31, 2018, we reduced our investments in distressed mortgage loans and REO by $727.9 million, or 78%. We received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $721.9 million, including sales totaling $563.4 million in fair value of distressed mortgage loans. At December 31, 2018, we held $203.4 million of distressed mortgage assets (comprised of distressed mortgage loans and REO).

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset or liability’s fair value. These levels are:

		At December 31, 2018
Level	Description	Carrying value of assets measured (1)	% total assets	% shareholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$80,165	1%	5%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Manager.	4,543,499	58%	290%
Level 3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our Manager’s judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	1,788,020	23%	114%
	Total assets measured at or based on fair value	$6,411,684	82%	409%
	Total assets	$7,813,361
	Total shareholders’ equity	$1,566,132

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the item at its fair value. For assets carried at lower of amortized cost or fair value, carrying value represents the assets’ amortized cost reduced by any applicable valuation allowance; for assets carried at fair value, carrying value is represented by such assets’ fair value.

At December 31, 2018, $6.3 billion, or 81%, of our total assets were carried at fair value on a recurring basis and $85.7 million, or 1% (consisting of REO), were carried based on its fair value on a non-recurring basis when fair value indicates evidence of impairment. Of these assets, $1.8 billion or 23% of total assets are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

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

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our Manager’s valuation process is conducted by specialized staff and receives significant executive management oversight. Our Manager has assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to PFSI’s Financial Analysis and Valuation group (the “FAV group”). With respect to those valuations, PFSI’s FAV group reports to PFSI’s valuation committee, which oversees the valuations. During 2018, PFSI’s valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our Manager’s approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of either Net gain on mortgage loans acquired for sale or Net gain (loss) on investments. Our Manager estimates fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with observable pricing.

•

Our Manager categorizes mortgage loans that are saleable into active markets as “Level 2” fair value assets. Such mortgage loans include substantially all of our mortgage loans acquired for sale and our mortgage loans held in a VIE. Our Manager estimates such loans’ fair values using their quoted market price or market price equivalent.

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

A shift in the market for “Level 3” fair value mortgage loans or a change in our Manager’s assessment of an input to the valuation of such fair value mortgage loans can have a significant effect on the fair value of our mortgage loans at fair value and in our income for the period. Our Manager believes that the fair value of distressed mortgage loans is most sensitive to changes in underlying property values. Following is a summary of the effect on fair value of changes to the property value inputs used by our Manager to make its fair value estimates as of December 31, 2018:

Effect on fair value of a change in property value
Change in input	Effect on fair value
(in thousands)
5%	$3,726
10%	$7,167
15%	$10,374
(5%)	$(4,001)
(10%)	$(8,321)
(15%)	$(12,951)

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

A shift in the market for ESS or a change in our Manager’s assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates as of December 31, 2018:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(1,461)	$(4,607)
10%	$(2,904)	$(9,040)
20%	$(5,735)	$(17,418)
(5%)	$1,481	$4,792
(10%)	$2,980	$9,779
(20%)	$6,040	$20,385
Derivative Assets

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the mortgage loan. In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase mortgage loans at specified terms. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the commitment is outstanding.

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

Pull-through rates and MSR fair values are based on our Manager’s estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our Manager’s estimate of the probability that a mortgage loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on mortgage loans acquired for sale and may be included in Net mortgage loan servicing fees — from nonaffiliates when the Manager includes the IRLCs in its MSR hedging activities in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the mortgage loans that decrease in fair value.

A shift in the market for IRLCs or a change in our Manager’s assessment of an input to the valuation of IRLCs can have a significant effect on the amount of gain on sale of mortgage loans acquired for sale for the period. Our Manager believes that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2018:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
5%	$372
10%	$687
20%	$1,253
(5%)	$(682)
(10%)	$(1,367)
(20%)	$(2,738)

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

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

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements as of December 31, 2018:

Effect on fair value of a change in pricing spread input
Change in input (in basis points)	Effect on fair value
(in thousands)
25	$(13,918)
50	$(27,605)
100	$(54,295)
(25)	$14,171
(50)	$28,563
(100)	$58,115

Firm commitment to purchase CRT securities

Similar to the CRT Agreements above, we have entered into an agreement with Fannie Mae to purchase CRT securities related to mortgage loan pools we sell into Fannie Mae securitizations.

We categorize our firm commitment to purchase CRT securities as a “Level 3” fair value asset. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased related to the loans subject to the commitment. Key inputs used in the estimation of fair value of the firm commitment are the discount rate and the voluntary and involuntary prepayment speeds of the reference mortgage loans. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on mortgage loans acquired for sale. Subsequent changes in fair value are recorded in Net gain (loss) on investments.

A shift in the market for CRT securities or a change in our Manager’s assessment of an input to the valuation of the firm commitment to purchase CRT securities can have a significant effect on the fair value of the firm commitment to purchase CRT securities. We believe the most significant input to the valuation of the firm commitment to purchase CRT securities is the pricing spread (discount rate).

Following is a quantitative summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of firm commitment to purchase CRT securities as of December 31, 2018:

Effect on fair value of a change in pricing spread input
Change in input (in basis points)	Effect on fair value
(in thousands)
25	$(7,162)
50	$(14,200)
100	$(27,915)
(25)	$7,289
(50)	$14,707
(100)	$29,943

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

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period income. Changes in fair value of MSRs are recognized as a component of Net mortgage loan servicing fees—from nonaffiliates.

A shift in the market for MSRs or a change in our Manager’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. Our Manager believes the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. Following is a summary of the effect on fair value of various changes to these key inputs that our Manager uses in making its fair value estimates as of December 31, 2018:

	Effect on fair value of a change in input value
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(13,872)	$(21,661)	$(8,298)
10%	$(27,428)	$(42,458)	$(16,597)
20%	$(53,626)	$(81,660)	$(33,194)
(5%)	$14,200	$22,580	$8,298
(10%)	$28,738	$46,140	$16,597
(20%)	$58,872	$96,469	$33,194

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

Critical Accounting Policies Not Tied to Fair Value

Liability for Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties made to the buyers of our mortgage loans and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan defect rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent seller who sold the mortgage loan to us. We establish a liability at the time we sell the mortgage loans to the investors and periodically update our liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor behavior, and other external conditions that may change over the lives of the underlying mortgage loans. Our estimate of the liability for representations and warranties is developed by our Manager’s credit administration staff. The liability estimate is reviewed and approved by our Manager’s senior management credit committee which includes its chief executive, chief risk, chief credit, chief mortgage operations, and chief mortgage banking officers.

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change. As a result of these changes, we adjust the estimate of our liability for representations and warranties. Such adjustments may be material to our financial condition and income and, when made, are included in Net gain on mortgage loans acquired for sale-from nonaffiliates.

Consolidation—Variable Interest Entities

We enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer mortgage loans on our balance sheet to an SPE, which then issues various forms of interests in those assets to investors. In a securitization transaction, we typically receive cash and/or beneficial interests in an SPE in exchange for the assets we transfer.

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

When an SPE is a VIE, holders of variable interests in that entity must evaluate whether they are the VIE’s primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. The primary beneficiary of a VIE must consolidate the assets and liabilities of the VIE onto its consolidated balance sheet. Therefore, our evaluation of a securitization as a VIE and our status as the VIE’s primary beneficiary can have a significant effect on our balance sheet.

We evaluate the securitization trust into which assets are transferred to determine whether the entity is a VIE. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Mortgage loans at fair value, Derivative assets and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•

The VIE that holds assets relating to our CRT Agreements, shown as constituent assets and liabilities – the Deposit securing credit risk transfer agreements and the Derivative assets which represent our Recourse Obligation, Interest-only (“IO”) ownership interest, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative Assets and Interest-only security payable at fair value in Net gain (loss) on investments in the consolidated income statements.

•

The VIE that holds mortgage loans we have securitized are also shown as their constituent assets and liabilities-Mortgage loans at fair value, and the securities issued to third parties by the consolidated VIE are classified as secured borrowings and are shown as Asset-backed financing of a variable interest entity at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements. Gains and losses relating to mortgage loans held in a consolidated VIE and the associated asset-backed financing are included in Net gain on investments.

Income Taxes

We have elected to be taxed as a REIT and believe we comply with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, we believe that we will not be subject to federal income tax on that portion of our REIT taxable income that is distributed to shareholders as long as we meet the requirements of certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of our REIT qualification.

Our TRS is subject to federal and state income taxes. We provide for income taxes using the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.

We recognize the effect on deferred taxes of a change in tax rates in income in the period in which the change occurs. We establish a valuation allowance if, in our judgment, realization of deferred tax assets is not more likely than not.

We recognize tax benefits relating to tax positions we take only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. We recognize a tax position that meets this standard as the largest amount that in our judgment exceeds 50 percent likelihood of being realized upon settlement. We will classify any penalties and interest as a component of income tax expense.

Accounting Developments

Refer to Note 3 – Significant Accounting Policies – Recently Issued Accounting Pronouncement to our consolidated financial statements for a discussion of recent accounting developments and the expected effect of these developments on us.

Non-Cash Income

A substantial portion of our net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in mortgage loan sale transactions, and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of MBS, mortgage loans and ESS), our firm commitment to purchase CRT securities, our derivatives, our MSRs, our asset-backed financing, interest-only security payable and derivative liabilities at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net mortgage loan servicing fees—MSR valuation adjustments	$60,772	$(10,249)	$(5,938)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	356,755	290,309	275,092
Fair value of commitment to purchase credit risk transfer securities	30,595	—	—
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(2,531)	(3,147)	(3,254)
Reduction in liability due to change in estimate	3,707	9,679	7,564
Change in fair value during the year of financial instruments held at year end:
IRLCs	7,356	855	(869)
Mortgage loans acquired for sale	(9,685)	5,879	(1,846)
Hedging derivatives	16,162	(15,957)	19,347
	402,359	287,618	296,034
Net gain (loss) on investments:
Mortgage-backed securities	(11,262)	5,498	(13,168)
Mortgage loans:
Distressed	(11,514)	(5,711)	(8,342)
Held in a variable interest entity	(8,499)	4,266	(1,748)
ESS	11,084	(14,530)	(17,394)
CRT Agreements	6,015	71,997	11,202
Firm commitment to purchase CRT securities	7,399	—	—
Interest-only security payable at fair value	(19,332)	(11,033)	(4,114)
Asset-backed financing of a VIE	9,610	(3,426)	3,238
	(16,499)	47,061	(30,326)
Net interest income—Capitalization of interest pursuant to mortgage loan modifications	7,439	30,795	84,820
	$454,071	$355,225	$344,590
Net investment income	$351,067	$317,940	$272,088
Non-cash items as a percentage of net investment income	129%	112%	127%

We received cash relating to our investments as follows:

•	We receive cash related to MSRs in the form of mortgage loan servicing fees
•

We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and a firm commitment to purchase CRT securities, and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We pay cash relating to our provision for representations and warranties when we repurchase mortgage loans or settle loss claims from investors.

•	We receive cash relating to our investments in MBS through monthly principal and interest payments from the issuer of such securities.
•

Cash is generated with respect to CRT Agreements through a portion of both the interest payments collected on mortgage loans in the CRT Agreements’ reference pools and the deposits securing the agreements that are released as principal on such mortgage loans is repaid.

•	Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

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

	Year ended December 31,
	2018			2017			2016
	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)
	(in thousands)
Mortgage loans	$37,441	$3,936	$742	$101,253	$11,010	$3,254	$142,301	$17,805	$4,739
REO	99,195	(17,143)	6,188	171,293	(19,125)	11,203	234,629	(7,631)	17,075
	136,636	(13,207)	6,930	272,546	(8,115)	14,457	376,930	10,174	21,814
Distressed mortgage loan sales (3)	563,403	59,010	(4,425)	415,157	50,949	1,790	483,813	86,720	92
	$700,039	$45,803	$2,505	$687,703	$42,834	$16,247	$860,743	$96,894	$21,906

(1)

Represents valuation gains and losses recognized during the period we held the respective asset, including expected gains or losses upon sale of assets subject to contract of sale, but excludes the gain or loss recorded upon sale or repayment of the respective asset.

(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the year ended December 31, 2017, from the sale of seasoned loans originally acquired in our correspondent production business.

Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include estimated direct transaction costs to be incurred in the sale of the property. The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the mortgage loan at acquisition and on our success in working with the borrower to resolve the distress in the mortgage loan. The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $33.3 million, $31.8 million and $37.3 million for assets liquidated during the years ended December 31, 2018, 2017 and 2016, respectively. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods for individual assets.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per common share amounts)
Net investment income	$351,067	$317,940	$272,088
Expenses	(193,079)	(193,394)	(210,325)
Pre-tax income	157,988	124,546	61,763
(Provision for) benefit from income taxes	(5,190)	(6,797)	14,047
Net income	152,798	117,749	75,810
Dividends on preferred shares	24,938	15,267	—
Net income attributable to common shareholders	$127,860	$102,482	$75,810
Pre-tax income (loss) by segment:
Correspondent production	$16,472	$42,938	$73,842
Credit sensitive strategies	87,251	102,214	17,288
Interest rate sensitive strategies	98,432	22,683	14,041
Corporate	(44,167)	(43,289)	(43,408)
	$157,988	$124,546	$61,763
Return on average common shareholder's equity	10.2%	7.8%	5.4%
Earnings per common share:
Basic	$2.09	$1.53	$1.09
Diluted	$1.99	$1.48	$1.08
Dividends per common share declared & paid	$1.88	$1.88	$1.88
Per common share closing prices:
During the year:
High	$21.29	$18.45	$17.21
Low	$15.57	$14.97	$11.21
At year end	$18.62	$16.07	$16.37

At year end:
Total assets	$7,813,361	$5,604,933	$6,357,502
Book value per common share	$20.61	$20.13	$20.26

Our net income increased during the year ended December 31, 2018, as compared to the same period in 2017, primarily due to an increase in pretax income in our interest rate sensitive strategies segment of $75.7 million. During the year ended December 31, 2018, our interest rate sensitive strategies segment recognized net investment income totaling $133.6 million, an increase of $81.8 million from $51.8 million during the same period in 2017, primarily due to increased net servicing income, reflecting the growth in our servicing portfolio supplemented by the beneficial effect of the increasing fair value, net of hedging results, of our servicing assets, resulting from the generally increasing interest rates in 2018 as opposed to 2017.

In our correspondent production activities, our net investment income decreased by $26.4 million during the year ended December 31, 2018, as compared to the same period in 2017, from $132.0 million to $105.6 million. Our net gain on mortgage loans acquired for sale decreased due to tightening gain on sale margins, resulting from a smaller mortgage market size. However, we maintained our mortgage loan production volume in a smaller mortgage market in part due to the continued growth of our correspondent seller network.

Credit sensitive strategies segment pretax income decreased by $15.0 million during the year ended December 31, 2018, as compared to the same period in 2017 from $102.2 million to $87.3 million due to decreased gains on CRT Agreements and increased losses on distressed mortgage loans.

Our net income increased during the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in pretax income in our credit sensitive strategies segment of $84.9 million. During the year ended December 31, 2017, our credit sensitive strategies segment recognized net investment income totaling $133.4 million, an increase of $67.1 million from $66.3 million during the year ended December 31, 2016, primarily due to gains from our investments in CRT Agreements which reflects both growth in our investment in CRT Agreements and a tightening of credit spreads (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security).

In our correspondent production activities, our net investment income decreased by $36.5 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, from $168.5 million to $132.0 million. Our net gain on mortgage loans acquired for sale decreased due to tightening gain on sale margins, resulting from a smaller mortgage market size. However, we maintained our mortgage loan production volume in a smaller mortgage market through the continued growth of our correspondent seller network.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net mortgage loan servicing fees	$120,587	$69,240	$54,789
Net gain on mortgage loans held for sale	59,185	74,516	106,442
Net mortgage loan origination fees	43,321	40,184	41,993
Net gain on investments	81,926	96,384	7,175
Net interest income	47,601	43,805	72,354
Results of real estate acquired in settlement of loans	(8,786)	(14,955)	(19,118)
Other	7,233	8,766	8,453
	$351,067	$317,940	$272,088

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

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$204,663	$164,776	$125,961
Ancillary and other fees	8,062	6,523	5,872
Effect of MSRs:
Amortization and realization of cashflows	(119,552)	(91,386)	(74,961)
Market changes affecting fair value	60,772	(10,249)	(5,938)
	(58,780)	(101,635)	(80,899)
Gain on sale	—	660	11
(Losses) gains on hedging derivatives	(35,550)	(2,512)	2,271
	(94,330)	(103,487)	(78,617)
	118,395	67,812	53,216
From PFSI—MSR recapture income	2,192	1,428	1,573
Net mortgage loan servicing fees	$120,587	$69,240	$54,789
Average servicing portfolio UPB	$80,500,212	$63,836,843	$49,626,758

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net mortgage loan servicing fees increased during the year ended December 31, 2018 as compared to 2017 by $51.3 million. The increase in net mortgage loan servicing fees during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily attributable to a 26% increase in the average size of our servicing portfolio measured in UPB during 2018, as compared to 2017, supplemented by the beneficial effect of an increase in fair value of our MSRs as a result of increasing interest rates during 2018 compared to 2017.

Net mortgage loan servicing fees increased during the year ended December 31, 2017 as compared to 2016 by $14.5 million. The increase in net mortgage loan servicing fees during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily attributable to a 29% increase in the average size of our servicing portfolio measured in UPB during 2017, as compared to 2016, partially offset by an increase in amortization and changes in fair value of the MSRs resulting from the realization of cash flows and a provision for impairment as a result of the effect of a fluctuation in interest rates throughout 2017.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(363,271)	$(209,898)	$(229,743)
Hedging activities	9,172	(15,288)	30,927
	(354,099)	(225,186)	(198,816)
Non-cash gain:
Receipt of MSRs in mortgage loan sale transactions	356,755	290,309	275,092
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales	(2,531)	(3,147)	(3,254)
Reduction in liability due to change in estimate	3,707	9,679	7,564
	1,176	6,532	4,310
Recognition of fair value of commitment to purchase credit risk transfer security relating to loans sold	30,595	—	—
Change in fair value during the year of financial instruments held at year end:
IRLCs	7,356	855	(869)
Mortgage loans	(9,685)	5,879	(1,846)
Hedging derivatives	16,162	(15,957)	19,347
	13,833	(9,223)	16,632
Total from non—affiliates	48,260	62,432	97,218
From PFSI—cash gain	10,925	12,084	9,224
	$59,185	$74,516	$106,442
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates	$29,341,579	$24,855,512	$25,447,021
Loans acquired for sale to PFSI	37,381,759	41,071,446	41,692,087
	$66,723,338	$65,926,958	$67,139,108

The changes in net gain on mortgage loans acquired for sale during the year ended December 31, 2018, as compared to the same period in 2017, reflects the fair value of our commitment to invest in the credit risk of our mortgage loan production. We included $30.6 million in gain on sale of mortgage loans acquired for sale related to our investment in the credit risk on the mortgage loans we sold during the year ended December 31, 2018. The fair value we recognized associated with this commitment was offset by the negative effect on mortgage loan profitability caused by generally rising interest rates in the mortgage market, which has a negative effect on demand for mortgage lending and which has not yet been matched by reduced production capacity in the mortgage marketplace.

The decrease in gain on mortgage loans acquired for sale during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to tightening of gain on sale margins, which resulted from increased competition in the mortgage market resulting from decreased mortgage loan demand. We maintained our production volume, in part, through the continued growth of our correspondent seller network.

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include cash and our estimates of the fair value of both the MSRs we received and our firm commitment to purchase CRT securities relating to our mortgage loan production. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

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

Following is a summary of the indemnification and repurchase activity and mortgage loans subject to representations and warranties:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Indemnification activity:
Mortgage loans indemnified at beginning of year	$5,926	$4,856	$5,566
New indemnifications	1,937	2,069	645
Less: Indemnified mortgage loans repaid or refinanced	788	999	1,355
Mortgage loans indemnified at end of year	$7,075	$5,926	$4,856
Mortgage loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$781	$1,145	$645
Repurchase activity:
Mortgage loans repurchased	$12,208	$11,596	$11,380
Less:
Mortgage loans repurchased by correspondent sellers	8,455	7,669	8,808
Mortgage loans repaid by borrowers	2,713	4,133	2,734
Net mortgage loans repurchased (repurchased by correspondent sellers or repaid by borrowers)	$1,040	$(206)	$(162)
Net (recovery credited) losses charged to liability for representations and warranties	$(12)	$140	$511
At end of year:
Mortgage loans subject to representations and warranties	$90,427,100	$71,416,333	$56,114,162
Liability for representations and warranties	$7,514	$8,678	$15,350

The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases, as the mortgage loans sold season, and as our correspondent sellers’ ability and willingness to repurchase mortgage loans and our investors’ and guarantors’ loss mitigation strategies change, we expect that the level of repurchase activity and associated losses may increase.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $3.7 million reduction in liabilities for representations and warranties during the year ended December 31, 2018 due to the effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Mortgage Loan Origination Fees

Mortgage loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The increase in fees during 2018, as compared to 2017, reflects an increase in our purchase of loans with delivery fees. During 2017, as compared to 2016, the change is reflective of the changes in the volume of mortgage loans we purchased during 2017 as compared to 2016.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$(11,262)	$5,498	$(13,168)
Mortgage loans at fair value:
Distressed	(15,197)	(684)	(3,504)
Held in a VIE	(8,499)	4,266	(1,748)
CRT Agreements	92,943	123,728	32,500
Firm commitment to purchase CRT securities	7,399	—	—
Asset-backed financings of a VIE at fair value	9,610	(3,426)	3,238
Hedging derivatives	(4,152)	(18,468)	7,251
	70,842	110,914	24,569
From PFSI—ESS	11,084	(14,530)	(17,394)
	$81,926	$96,384	$7,175

The decrease in net gain on investments during 2018 as compared to 2017, was caused primarily by decreased gains from our CRT Agreements during 2018, as compared to 2017. The decrease in gains from CRT Agreements reflects continued reductions in the credit spreads included in discount rates used in valuation of CRT Agreements during 2018. However, the decreases in credit spreads were not as significant during 2018 as compared to 2017.

The increase in net gain on investments during 2017, as compared to 2016, was caused primarily by increased gains from our CRT Agreements during 2017, as compared to 2016. The increase in gains from CRT Agreements reflects both an increased investment in the agreements and reduced credit spreads.

Mortgage-Backed Securities

During 2018, we recognized net valuation losses on MBS of $11.3 million, as compared to gains of $5.5 million during 2017. The losses we recorded during 2018 reflect the effects of rising interest rates during 2018 on a larger average portfolio balance of MBS as compared to 2017.

During 2017, we recognized net valuation gains on MBS of $5.5 million, as compared to losses of $13.2 million during 2016. The gains we recorded during 2017 reflect the effects of more stable mortgage interest rates during 2017 on a larger average portfolio balance of MBS as compared to 2016, when interest rates rose significantly at the end of the year.

Mortgage Loans at Fair Value – Distressed

Net (losses) gains on our investment in distressed mortgage loans at fair value are summarized below:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Valuation changes:
Performing loans	$2,331	$30,721	$(20,443)
Nonperforming loans	(13,845)	(36,432)	12,101
	(11,514)	(5,711)	(8,342)
Gain on payoffs	677	3,101	4,229
(Loss) gain on sale	(4,360)	1,926	609
	$(15,197)	$(684)	$(3,504)
Average portfolio balance at fair value	$473,458	$1,152,930	$1,731,638
Interest and fees capitalized	$7,439	$30,795	$84,820
Number of mortgage loans relating to gain recognized on payoffs	142	325	462
UPB of mortgage loans relating to gain recognized on payoffs	$38,396	$104,337	$139,481
Number of mortgage loans relating to gain/(loss) recognized on sales	2,528	1,767	2,102
UPB of mortgage loans relating to gain/(loss) recognized on sales	$733,167	$546,089	$580,648

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $11.5 million in the year ended December 31, 2018, as compared to losses of $5.7 million for the year ended December 31, 2017 and losses of $8.3 million for the year ended December 31, 2016. We recognize estimated gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains and losses on sales represent settlement adjustments realized at the date of sale.

We recognized valuation losses on both performing and nonperforming mortgage loans during the year ended December 31, 2018 due to the negative effect of observed increased yield requirements for comparable or related assets and to reduced cash flow expectations from our nonperforming loans during the year ended December 31, 2018.

During the three year period ended December 31, 2018, we continued to reduce our investment in distressed mortgage assets. During this period we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of mortgage loans and REO as shown below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Mortgage loans at fair value	$600,844	$516,410	$626,114
Real estate acquired in settlement of loans	99,195	171,293	234,629
	$700,039	$687,703	$860,743

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

Following is a summary of interest capitalized in mortgage loan modifications:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Amount capitalized	$7,439	$30,795	$84,820
UPB of mortgage loans before interest capitalization	$149,023	$309,703	$372,626

Our disposition strategy for mortgage loans at fair value includes identification of the most financially beneficial resolution for each loan. Such resolutions may include modification or sale of the mortgage loan or acquisition of the property securing the distressed mortgage loan. During recent periods, loan sales have been our primary method of disposition. During 2018, 2017 and 2016, we received proceeds from the sale of mortgage loans at fair value totaling $563.4 million, $415.2 million and $483.8 million, respectively. We believe that while future resolution activity will include mortgage loan sales, a significant portion of our remaining portfolio of distressed mortgage loans will require resolution through ongoing collection activities and borrower performance.

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

CRT Arrangements

The activity in and balances relating to our CRT Agreements and firm commitment to purchase CRT securities are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
CRT Agreements
UPB of mortgage loans sold under CRT Agreements	$5,546,977	$14,529,548	$11,190,933
Deposits of cash securing CRT Agreements	$596,626	$152,641	$306,507
(Decrease) increase in commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	(482,471)	390,362	92,109
Total new investments in CRT Agreements	$114,155	$543,003	$398,616
Interest earned on Deposits securing CRT Agreements	$15,441	$4,291	$930
Gains recognized on CRT Agreements included in: Net gain (loss) on investments:
Realized	$86,928	$51,731	$21,298
Resulting from valuation changes	25,347	83,030	15,316
	112,275	134,761	36,614
Change in fair value of Interest-only security payable at fair value	(19,332)	(11,033)	(4,114)
	$92,943	$123,728	$32,500
Payments made to settle losses	$2,133	$1,396	$90

At year end:
UPB of mortgage loans subject to Recourse Obligations	$29,934,003	$26,845,392
Carrying value of investments in CRT Agreements (1)	$1,270,488	$687,507
CRT Interest-only security payable at fair value	$36,011	$7,070
Commitments to fund Deposits securing CRT Agreements	$—	$482,471
Commitment to purchase credit risk transfer security (UPB)	$605,052	$—
Fair value of firm commitment to purchase credit risk transfer security	$37,994	$—

Credit Risk Transfer Security
UPB of mortgage loans sold subject to Firm commitment to purchase credit risk transfer security	$16,392,300	$—	$—

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The decrease in gains recognized on CRT Agreements is due to the reduced valuation gains recognized during 2018 resulting from smaller decreases in credit spreads during 2018 as compared to 2017. The decreased valuation gains were partially offset by growth in the realized gain on CRT Agreements resulting from growth in our CRT portfolio.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $11.1 million during 2018, as compared to fair value losses totaling $14.5 million during 2017. Valuation gains relating to our investment in ESS reflects the effects of increasing interest rates on expected future cash flows accruing to this asset. Increasing interest rates discourage refinancing which slows the rate of repayment of the mortgage loans underlying ESS.

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

Net Interest Income

Net interest income is summarized below:

	For the year ended December 31, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$852	$—	$852	$37,939	2.25%
Mortgage-backed securities	60,280	(4,793)	55,487	1,669,373	3.33%
Mortgage loans acquired for sale at fair value	75,610	—	75,610	1,577,395	4.81%
Mortgage loans:
Distressed	14,027	7,639	21,666	473,458	4.59%
Held by variable interest entity	11,713	100	11,813	301,398	3.93%
	25,740	7,739	33,479	774,856	4.33%
ESS from PFSI	15,138	—	15,138	231,448	6.56%
Deposits securing CRT Agreements	15,441	—	15,441	751,593	2.06%
	193,061	2,946	196,007	5,042,604	3.90%
Placement fees relating to custodial funds	26,065	—	26,065
Other	700	—	700
	219,826	2,946	222,772	$5,042,604	4.43%
Liabilities:
Assets sold under agreements to repurchase (2)	126,675	(11,292)	115,383	$3,901,772	2.97%
Mortgage loan participation purchase and sale agreements	2,205	217	2,422	64,512	3.76%
Exchangeable Notes	13,437	1,164	14,601	250,000	5.86%
Notes payable	14,027	596	14,623	300,035	4.89%
Asset-backed financings of a VIE at fair value	10,244	577	10,821	288,244	3.76%
Assets sold to PFSI under agreement to repurchase	7,462	—	7,462	138,155	5.42%
	174,050	(8,738)	165,312	4,942,718	3.35%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	7,324	—	7,324
Interest on mortgage loan impound deposits	2,535	—	2,535
	183,909	(8,738)	175,171	$4,942,718	3.55%
Net interest income	$35,917	$11,684	$47,601
Net interest margin					0.94%
Net interest spread					0.88%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2018, the Company included $19.7 million of such incentives as a reduction in Interest expense. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement beginning in the second quarter of 2019, while there can be no assurance in that regard. We expect that the loss of such incentive income will be partially offset by an improvement in pricing margins.

	For the year ended December 31, 2017
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$576	$—	$576	$34,804	1.66%
Mortgage-backed securities	34,805	(5,367)	29,438	1,026,850	2.87%
Mortgage loans acquired for sale at fair value	53,164	—	53,164	1,366,017	3.90%
Mortgage loans:
Distressed	33,106	30,507	63,613	1,152,930	5.53%
Held by variable interest entity	12,981	1,444	14,425	344,942	4.19%
	46,087	31,951	78,038	1,497,872	5.22%
ESS from PFSI	16,951	—	16,951	264,858	6.42%
Deposits securing CRT Agreements	4,291	—	4,291	501,778	0.86%
	155,874	26,584	182,458	4,692,179	3.89%
Placement fees relating to custodial funds	12,517	—	12,517
Other	201	—	201
	168,592	26,584	195,176	$4,692,179	4.17%
Liabilities:
Assets sold under agreements to repurchase (2)	86,067	7,513	93,580	$3,487,150	2.69%
Mortgage loan participation purchase and sale agreements	1,468	125	1,593	61,807	2.58%
Exchangeable Notes	13,438	1,097	14,535	250,000	5.83%
Notes payable	8,429	4,205	12,634	145,638	8.70%
Asset-backed financings of a VIE at fair value	11,403	1,781	13,184	331,409	3.99%
Assets sold to PFSI under agreement to repurchase	8,084	(46)	8,038	149,319	5.40%
	128,889	14,675	143,564	4,425,323	3.25%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	5,928	—	5,928
Interest on mortgage loan impound deposits	1,879	—	1,879
	136,696	14,675	151,371	$4,425,323	3.43%
Net interest income	$31,896	$11,909	$43,805
Net interest margin					0.93%
Net interest spread					0.74%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2017, the Company included $3.1 million of such incentives as reductions to Interest expense. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement beginning in the second quarter of 2019, while there can be no assurance in that regard. We expect that the loss of such incentive income will be partially offset by an improvement in pricing margins.

	For the year ended December 31, 2016
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$923	$—	$923	$35,194	2.62%
Mortgage-backed securities	17,054	(2,391)	14,663	514,847	2.85%
Mortgage loans acquired for sale at fair value	54,750	—	54,750	1,443,587	3.79%
Mortgage loans:
Distressed	53,916	53,128	107,044	1,731,638	6.18%
Held by variable interest entity	15,748	1,294	17,042	422,122	4.04%
	69,664	54,422	124,086	2,153,760	5.76%
ESS from PFSI	22,601	—	22,601	317,945	7.11%
Deposits securing CRT Agreements	930	—	930	311,351	0.30%
	165,922	52,031	217,953	4,776,684	4.55%
Placement fees relating to custodial funds	4,058	—	4,058
Other	111	—	111
	170,091	52,031	222,122	$4,776,684	4.65%
Liabilities:
Assets sold under agreements to repurchase	84,009	8,829	92,838	$3,382,528	2.74%
Mortgage loan participation purchase and sale agreements	1,246	130	1,376	70,391	1.95%
Federal Home Loan Bank advances	122	—	122	24,376	0.50%
Exchangeable Notes	13,438	1,035	14,473	250,000	5.79%
Notes payable	9,726	3,166	12,892	202,293	6.37%
Asset-backed financings of a VIE at fair value	11,422	669	12,091	338,582	3.57%
Borrowing from PFSI	6,509	1,321	7,830	150,000	5.22%
	126,472	15,150	141,622	4,418,170	3.21%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,812	—	6,812
Interest on mortgage loan impound deposits	1,334	—	1,334
	134,618	15,150	149,768	$4,418,170	3.39%
Net interest income	$35,473	$36,881	$72,354
Net interest margin					1.51%
Net interest spread					1.26%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Year ended December 31, 2018			Year ended December 31, 2017
	vs.			vs.
	Year ended December 31, 2017			Year ended December 31, 2016
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$220	$56	$276	$(337)	$(10)	$(347)
Mortgage-backed securities	5,289	20,760	26,049	138	14,637	14,775
Mortgage loans acquired for sale at fair value	13,456	8,990	22,446	1,500	(3,086)	(1,586)
Mortgage loans:
Distressed	(9,417)	(32,530)	(41,947)	(10,383)	(33,048)	(43,431)
Held by variable interest entity	(867)	(1,745)	(2,612)	628	(3,245)	(2,617)
	(10,284)	(34,275)	(44,559)	(9,755)	(36,293)	(46,048)
ESS from PFSI	365	(2,178)	(1,813)	(2,079)	(3,571)	(5,650)
Deposits securing CRT Agreements	8,229	2,921	11,150	2,533	828	3,361
	17,275	(3,726)	13,549	(8,000)	(27,495)	(35,495)
Placement fees relating to custodial funds	—	13,548	13,548	—	8,459	8,459
Other	—	499	499	—	90	90
	17,275	10,321	27,596	(8,000)	(18,946)	(26,946)
Liabilities:
Assets sold under agreements to repurchase	10,066	11,737	21,803	(1,932)	2,674	742
Mortgage loan participation purchase and sale agreement	756	73	829	400	(183)	217
Exchangeable Notes	66	—	66	62	—	62
Notes payable	(7,252)	9,241	1,989	3,929	(4,187)	(258)
Asset-backed financing of a VIE at fair value	(713)	(1,650)	(2,363)	1,358	(265)	1,093
Assets sold to PFSI under agreement to repurchase	27	(603)	(576)	246	(38)	208
Federal Home Loan Bank advances	—	—	—	—	(122)	(122)
	2,950	18,798	21,748	4,063	(2,121)	1,942
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	1,396	1,396	—	(884)	(884)
Interest on mortgage loan impound deposits	—	656	656	—	545	545
	2,950	20,850	23,800	4,063	(2,460)	1,603
Net interest income	$14,325	$(10,529)	$3,796	$(12,063)	$(16,486)	$(28,549)

During the year ended December 31, 2018, we earned net interest income of $47.6 million, as compared to $43.8 million for the year ended December 31, 2017 and $72.4 million for the year ended December 31, 2016. The increase in net interest income in 2018 as compared to 2017 was due to growth in our average investments in mortgage-backed securities and mortgage loans acquired for sale, supplemented by the benefit to our financing costs of incentives we received for financing mortgage loans satisfying certain consumer debt relief characteristics and reduced costs relating to our MSR financing. These increases were partially offset by the effect of liquidation of most of our portfolio of distressed mortgage loans, which are high yielding assets, as well as increased advance rates against our financed assets. The decrease in net interest income in 2017 as compared to 2016 was due to increased financing of non-interest earning assets, along with a decrease in the average balance of distressed mortgage loans at fair value. The effect of the reduction in the average balance of distressed mortgage loans at fair value was partially offset by increased investment in MBS.

During the year ended December 31, 2018, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $33.5 million, including $7.4 million of interest capitalized pursuant to loan modifications, which compares to $78.0 million, including $30.8 million of interest capitalized pursuant to loan modifications in the year ended December 31, 2017. The increase in interest income was due to growth in our portfolio of MBS and average inventory of mortgage loans held for sale, partially offset by the effect of substantial liquidation of our portfolio of distressed mortgage loans which are high yielding assets.

At December 31, 2018, approximately 76% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 46% at December 31, 2017. The increase in this percentage reflects the significant sales of our portfolio of performing distressed mortgage loans during 2018. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as the fair values of our distressed mortgage loans are generally at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At December 31, 2018, we held $88.9 million in fair value of nonperforming mortgage loans and $85.7 million in carrying value of REO, as compared to $353.6 million in fair value of nonperforming mortgage loans and $162.9 million in carrying value of REO at December 31, 2017.

During the year ended December 31, 2018, we incurred interest expense totaling $175.2 million, as compared to $151.4 million during the year ended December 31, 2017. Our interest cost on interest bearing liabilities was 3.35% for the year ended December 31, 2018 and 3.25% for the year ended December 31, 2017. The increase in interest expense primarily reflects the effects of increased market interest rates during 2018 compared to 2017 and increases in the advance rates we achieved on financed assets. These increases were partially offset by the benefits we realized from the financing incentives included in the master repurchase agreement discussed above.

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

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2018, we recorded net losses of $8.8 million, as compared to $15.0 million for 2017, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Proceeds from sales of REO	$99,194	$166,921	$234,684
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(17,323)	(27,505)	(36,193)
Gain on sale, net	8,537	12,550	17,075
	$(8,786)	$(14,955)	$(19,118)
Number of properties sold	570	1,158	1,497
Average carrying value of REO	$118,461	$211,841	$306,930
At year end:
Carrying value	$85,681	$162,865	$274,069
Number of properties	295	589	1,090

Losses from REOs during 2018 decreased from 2017 levels due to reduced levels of REO activity during 2018 as compared to 2017.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	$81,350	$80,359	$86,465
Mortgage loan servicing fees	42,045	43,064	50,615
Management fees	24,465	22,584	20,657
Mortgage loan collection and liquidation	7,852	6,063	13,436
Compensation	6,781	6,322	7,000
Mortgage loan origination	6,562	7,521	7,108
Professional services	6,380	6,905	6,819
Real estate held for investment	6,251	6,376	3,213
Other	11,393	14,200	15,012
	$193,079	$193,394	$210,325

Expenses decreased $0.3 million during 2018, as compared to 2017, primarily due to the decreased size of our distressed asset portfolio offset by increased management fees due to an increase in shareholders’ equity and increased incentive-based fees.

Expenses decreased $16.9 million, or 8%, during 2017, as compared to 2016, primarily due to decreased expenses relating to our portfolio of distressed mortgage loans and reduced mortgage loan fulfillment fees, partially offset by increased expenses related to real estate held for investment and increased management fees due to an increase in shareholders’ equity.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Fulfillment fee expense	$81,350	$80,359	$86,465
UPB of mortgage loans fulfilled by PLS	$26,194,303	$22,971,119	$23,188,386
Average fulfillment fee rate (in basis points)	31	35	37

The increase in mortgage loan fulfillment fees of $1.0 million during 2018, as compared to 2017, is primarily due to an increase in the volume of mortgage loans fulfilled for us by PFSI, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

The decrease in mortgage loan fulfillment fees of $6.1 million during 2017, as compared to 2016, is primarily due to a decrease in the average fulfillment fee rate charged by PFSI due to contractual reductions in the fulfillment fee following an amendment to the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$347	$305	$330
Activity-based	690	649	733
	1,037	954	1,063
Mortgage loans at fair value:
Distressed mortgage loans:
Base	2,771	6,650	11,078
Activity-based	4,784	8,960	18,521
	7,555	15,610	29,599

Mortgage loans held in VIE - Base	40	129	83
MSRs:
Base	32,814	25,862	19,378
Activity-based	599	509	492
	33,413	26,371	19,870
	$42,045	$43,064	$50,615
Average investment in:
Mortgage loans acquired for sale at fair value	$1,577,395	$1,366,017	$1,443,587
Mortgage loans at fair value:
Distressed mortgage loans	$473,458	$1,152,930	$1,731,638
Mortgage loans held in a VIE	$301,398	$344,942	$422,122
Average mortgage loan servicing portfolio UPB	$80,500,212	$63,836,843	$49,626,758

Mortgage loan servicing fees decreased by $1.0 million during the year ended December 31, 2018, as compared to 2017. We incur mortgage loan servicing fees primarily in support of our MSR portfolio and investment in mortgage loans at fair value. The decrease in mortgage loan servicing fees was primarily due to reductions in the distressed mortgage loan portfolio resulting from continuing loan sales and liquidations throughout 2018. This decrease was partially offset by the increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fee rates relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans had a more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Base	$23,033	$22,280	$20,657
Performance incentive	1,432	304	—
	$24,465	$22,584	$20,657
Average shareholders' equity amounts used to calculate management fee expense	$1,535,590	$1,484,446	$1,377,361

Management fees increased by $1.9 million during 2018, as compared to 2017, primarily due to the increase in the 2018 performance incentives as well as the increase in our shareholders’ equity, which is the basis for the calculation of our base management fee. Management fees increased by $1.9 million during 2017, as compared to 2016, primarily due to the increase in our shareholders’ equity, as a result of the issuance of preferred shares during 2017.

Compensation

Compensation expense increased $0.5 million during 2018, as compared to 2017, primarily due to an increase in share-based compensation expense, reflecting changes in performance expectations relating to the performance-based restricted share unit awards outstanding during 2018.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $1.8 million during 2018 as compared to 2017 and decreased $7.4 million during 2017 as compared to 2016 due to our continuing collection and liquidation efforts relating to our portfolio of nonperforming mortgage loans.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$4,640	$5,306	$7,898
Safekeeping	1,805	2,918	2,675
Bank service charges	1,522	2,150	842
Technology	1,408	1,479	1,448
Insurance	1,193	1,150	1,326
Other	825	1,197	823
	$11,393	$14,200	$15,012

Income Taxes

We have elected to treat PMC as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes distributions of income to us. Before 2017, the TRS had made no such distributions to us. In 2017, the TRS made a $20 million distribution to us that resulted in REIT taxable income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

Our effective tax rate was 3.3% for the year ended December 31, 2018 and 5.5% for the year ended December 31, 2017. The relative values between the tax expense or benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction. The effective tax rate for the year ended December 31, 2017 was also significantly impacted by recording the impact of the Tax Cuts and Jobs Act (the “Tax Act”) . Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which such legislation is enacted. We re-measured our TRS’ deferred tax assets and liabilities and recorded a tax benefit of $13.0 million to our income tax expense in the quarter and year ended December 31, 2017.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2018	(in thousands)
Net investment income (expense)
Net mortgage loan servicing fees	$120,587	$308,587	$429,174	$429,174	$—
Net gain (loss) on mortgage loans acquired for sale	59,185	(388,386)	(329,201)	(329,201)	—
Loan origination fees	43,321	—	43,321	43,321	—
Net gain (loss) on investments	81,926	(15,773)	66,153	90,390	(24,237)
Net interest income (expense)	47,601	(6,955)	40,646	(64,392)	105,038
Results of real estate acquired in settlement of loans	(8,786)	(5,343)	(14,129)	(14,129)	—
Other	7,233	—	7,232	6,068	1,164
Net investment income (loss)	351,067	(107,870)	243,196	161,231	81,965
Expenses	193,079	(1,567)	191,512	166,620	24,892
REIT dividend deduction	—	57,048	57,048	—	57,048
Total expenses and dividend deduction	193,079	55,481	248,560	166,620	81,940
Income (loss) before provision for income taxes	157,988	(163,351)	(5,364)	(5,389)	25
Provision for (benefit from) income taxes	5,190	(5,165)	25	—	25
Net income (loss)	$152,798	$(158,186)	$(5,389)	$(5,389)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2018	2017
	(in thousands)
Assets
Cash	$59,845	$77,647
Investments:
Short-term	74,850	18,398
Mortgage-backed securities	2,610,422	989,461
Mortgage loans acquired for sale at fair value	1,643,957	1,269,515
Mortgage loans at fair value	408,305	1,089,473
ESS	216,110	236,534
Derivative assets	167,165	113,881
Firm commitment to purchase CRT securities	37,994	—
Real estate	128,791	207,089
MSRs	1,162,369	844,781
Deposits securing CRT Agreements	1,146,501	588,867
	7,596,464	5,357,999
Other	157,052	169,287
Total assets	$7,813,361	$5,604,933
Liabilities
Borrowings:
Short-term debt	$5,081,691	$3,369,502
Long-term debt	1,011,433	561,675
	6,093,124	3,931,177
Other	154,105	129,171
Total liabilities	6,247,229	4,060,348
Shareholders’ equity	1,566,132	1,544,585
Total liabilities and shareholders’ equity	$7,813,361	$5,604,933

Total assets increased by approximately $2.2 billion, or 39%, during the period from December 31, 2017 through December 31, 2018, primarily due to a $1.6 billion increase in MBS, a $557.6 million increase in deposits securing CRT Agreements, a $374.4 million increase in mortgage loans acquired for sale at fair value, a $317.6 million increase in MSRs and a $38.7 million increase in cash and short-term investments. These increases were partially offset by a $681.2 million decrease in mortgage loans at fair value, a $78.3 million decrease in real estate and a $20.4 million decrease in ESS.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed-for sale to PLS	$37,718,502	$42,087,007	$42,171,914
Agency-eligible	30,221,732	23,742,999	23,930,186
Jumbo	67,501	—	10,227
Commercial mortgage loans	7,263	69,167	18,112
	$68,014,998	$65,899,173	$66,130,439

During 2018, we purchased for sale $68.0 billion in fair value of correspondent production loans as compared to $65.9 billion in fair value of correspondent production loans during 2017 and $66.1 billion during 2016. The increase in correspondent acquisitions from 2017 to 2018 is primarily due to the production we generated from continued growth in our correspondent production seller network combined with our ability to offer competitive execution in our purchases of mortgage loans, partially offset by the decreased size of the mortgage market during 2018 as compared to 2017. The decrease in correspondent acquisitions from 2016 to 2017 is primarily due to the decreased size of the mortgage market during 2017 as compared to 2016, partially offset by production we generated from continued growth in our correspondent production seller network.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Interest rate sensitive assets:
MBS	$1,810,877	$251,872	$765,467
MSRs received in mortgage loan sales and purchased	356,755	290,388	277,831
ESS received pursuant to a recapture agreement	2,688	5,244	6,603
	2,170,320	547,504	1,049,901
Credit sensitive assets:
Deposits and commitments to fund deposits relating to CRT Agreements	114,155	543,003	398,616
Firm commitment to purchase credit risk transfer securities
Fair value	37,994	—	—
UPB	605,052	—	—
	757,201	543,003	398,616
	$2,927,521	$1,090,507	$1,448,517

Our acquisitions during the three years ended December 31, 2018 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2018					December 31, 2017
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$2,075,337	$2,050,769	7.5	3.8%	3.5%	$796,853	$774,473	7.0	3.5%	3.0%
Freddie Mac	535,085	530,734	8.3	3.7%	3.5%	192,608	187,127	7.7	3.5%	3.0%
	$2,610,422	$2,581,503				$989,461	$961,600

Mortgage Loans at Fair Value – Distressed

Following is a summary of the distribution of our portfolio of distressed mortgage loans at fair value:

	December 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$8,851	31%	3.37%	$36,472	41%	5.06%	$139,408	33%	3.80%	$136,994	39%	5.08%
80% - 99.99%	7,026	24%	2.63%	21,630	24%	5.41%	107,121	26%	3.12%	94,538	27%	4.90%
100% - 119.99%	4,464	16%	2.40%	16,781	19%	4.69%	74,182	18%	2.86%	58,330	16%	4.45%
120% or greater	8,465	29%	2.13%	14,043	16%	3.29%	94,074	23%	2.35%	63,786	18%	4.01%
	$28,806	100%	2.58%	$88,926	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$8,273	29%	2.27%	$32,819	37%	5.21%	$69,401	17%	2.61%	$104,667	30%	5.25%
Florida	3,417	12%	1.98%	10,446	12%	4.77%	20,273	5%	2.71%	40,518	11%	4.76%
California	3,995	14%	3.08%	7,190	8%	4.17%	92,435	22%	3.06%	44,856	13%	3.91%
New Jersey	4,235	15%	2.31%	4,055	5%	3.71%	38,689	9%	2.55%	33,857	10%	4.36%
Hawaii	—	0%	—	6,605	7%	5.41%	3,191	1%	3.28%	13,547	4%	5.92%
Massachusetts	855	3%	2.52%	5,667	6%	4.57%	19,355	5%	2.75%	23,039	6%	4.20%
Maryland	1,549	5%	2.53%	2,791	3%	3.81%	21,424	5%	2.99%	10,159	3%	4.06%
Other	6,482	22%	3.69%	19,353	22%	3.61%	150,017	36%	3.61%	83,005	23%	4.15%
	$28,806	100%	2.58%	$88,926	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	December 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$18,931	66%	2.68%	$—	0%	—	$267,507	65%	2.99%	$—	0%	—
30 days delinquent	7,213	25%	2.50%	—	0%	—	105,101	25%	3.22%	—	0%	—
60 days delinquent	2,662	9%	2.24%	—	0%	—	42,177	10%	2.91%	—	0%	—
90 days or more delinquent	—	0%	—	37,288	42%	4.22%	—	0%	—	166,749	47%	3.97%
In foreclosure	—	0%	—	51,638	58%	4.81%	—	0%	—	186,899	53%	5.24%
	$28,806	100%	2.58%	$88,926	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

Credit Risk Transfer Transactions

Following is a summary of the composition of the mortgage loans underlying our investment in CRT Agreements and our firm commitment to purchase CRT securities.

CRT Agreements

Following is a summary of our CRT Agreements:

	December 31, 2018	December 31, 2017
	(in thousands)
Carrying value of CRT Agreements:
Derivative assets	$123,987	$98,640
Deposits securing CRT agreements	1,146,501	588,867
Interest-only security payable at fair value	(36,011)	(7,070)
	$1,234,477	$680,437
UPB of mortgage loans subject to credit guarantee obligations	$29,934,003	$26,845,392
Collection status (in UPB):
Current	$29,633,133	$26,540,953
30—89 days delinquent	$228,296	$179,144
90—180 days delinquent	$39,826	$101,114
180 or more days delinquent	$4,208	$5,146
Foreclosure	$5,180	$5,463
Bankruptcy	$23,360	$13,572

Following is a summary of the composition of the mortgage loans underlying our investment in CRT Agreements as of December 31, 2018:

	Year of origination
	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$3,945	$13,795	$9,184	$3,010	$29,934
Originally delivered	$4,118	$15,307	$11,515	$4,928	$35,868
Cumulative defaults	$—	$7	$15	$14	$36
Cumulative losses	$—	$0.7	$1.5	$1.4	$3.6

	Year of origination
Original debt-to income ratio	2018	2017	2016	2015	Total
	(in millions)
<25%	$404	$1,669	$1,265	$377	$3,715
25 - 30%	420	1,668	1,261	399	3,748
30 - 35%	570	2,261	1,639	542	5,012
35 - 40%	680	2,735	1,855	656	5,926
40 - 45%	866	3,417	2,413	869	7,565
>45%	1,005	2,045	751	167	3,968
	$3,945	$13,795	$9,184	$3,010	$29,934
Weighted average	37.7%	36.2%	35.1%	35.3%	36.0%

	Year of origination
Origination FICO score	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$58	$106	$72	$42	$278
650 - 699	719	1,854	1,084	521	4,178
700 - 749	1,344	4,613	2,978	984	9,919
750 or greater	1,817	7,203	5,049	1,462	15,531
N/A	7	19	1	1	28
	$3,945	$13,795	$9,184	$3,010	$29,934
Weighted average	740	747	750	743	746

	Year of origination
Origination LTV	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,357	$4,194	$3,599	$1,093	$10,243
80-85%	1,047	3,805	2,359	761	7,972
85-90%	216	752	541	163	1,672
90-95%	441	1,777	1,057	391	3,666
95-100%	884	3,267	1,628	602	6,381
	$3,945	$13,795	$9,184	$3,010	$29,934
Weighted average	82.5%	83.1%	81.3%	82.1%	82.4%

	Year of origination
Current LTV (1)	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,383	$9,126	$7,948	$2,766	$22,223
80-85%	419	2,012	866	169	3,466
85-90%	605	1,918	297	60	2,880
90-95%	467	656	61	11	1,195
95-100%	65	72	9	3	149
>100%	6	11	3	1	21
	$3,945	$13,795	$9,184	$3,010	$29,934
Weighted average	78.0%	75.2%	68.4%	65.4%	72.5%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.
	Year of Origination
Geographic distribution	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	Total
	(in millions)
CA	$555	$1,868	$2,201	$606	$5,230
TX	267	973	1,021	448	2,709
FL	331	1,156	758	223	2,468
VA	194	716	712	310	1,932
MD	215	745	556	173	1,689
Other	2,383	8,337	3,936	1,250	15,906
	$3,945	$13,795	$9,184	$3,010	$29,934

	Year of origination
Regional geographic concentration (1)	2018	2017	2016	2015	Total
	(in millions)
Midwest	$306	$1,266	$769	$228	$2,569
Northeast	332	1,503	983	386	3,204
Southeast	1,254	4,421	2,668	913	9,256
Southwest	839	2,778	1,675	633	5,925
West	1,214	3,827	3,089	850	8,980
	$3,945	$13,795	$9,184	$3,010	$29,934

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$3,940	$13,770	$9,159	$2,992	$29,861
90 - 179 Days	3	15	14	9	41
180+ Days	—	1	2	1	4
Foreclosure	—	2	2	1	5
Bankruptcy	2	7	7	7	23
	$3,945	$13,795	$9,184	$3,010	$29,934

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

Year ended
December 31, 2018
(in thousands)
UPB of mortgage loans sold	$16,392,300
Increase in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold	$605,052
Fair value of firm commitment recognized in Gain on sale of mortgage loans	$30,595
Gains recognized on firm commitment included in Net gain (loss) on investments	$7,399

December 31, 2018
(in thousands)
Firm commitment to purchase CRT securities	$605,052
Fair value of firm commitment	$37,994
UPB of mortgage loans sold subject to firm commitment to purchase CRT securities related to such loans	$16,392,300
Collection status (in UPB):
Current	$16,329,044
30—89 days delinquent	$61,035
90—180 days delinquent	$2,221
180 or more days delinquent	$—
Foreclosure	$—
Bankruptcy	$1,258

Following is a summary of the composition of the mortgage loans underlying our firm commitment to purchase CRT securities. All such mortgage loans were originated during the year ended December 31, 2018:

Original Debt-to income ratio	December 31, 2018
(in millions)
<25%	$1,559
25 - 30%	1,580
30 - 35%	2,258
35 - 40%	2,882
40 - 45%	3,751
>45%	4,362
$16,392
Weighted average	38.2%

Origination FICO score	December 31, 2018
(in millions)
600 - 649	$216
650 - 699	2,369
700 - 749	5,278
750 or greater	8,509
N/A	20
$16,392
Weighted average	$746

Origination LTV	December 31, 2018
(in millions)
<80	$5,035
80-85	4,133
85-90	849
90-95	1,971
95-100	4,404
$16,392
Weighted average	83.5%

Current LTV (1)	December 31, 2018
(in millions)
<80	$8,074
80-85	1,762
85-90	1,892
90-95	3,394
95-100	1,235
>100%	35
$16,392
Weighted average	81.8%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.
Geographic distribution	December 31, 2018
(in millions)
CA	$2,428
FL	1,466
TX	919
AZ	873
WA	809
Other	9,897
$16,392

Regional geographic concentration (1)	December 31, 2018
(in millions)
Midwest	$1,312
Northeast	1,351
Southeast	5,288
Southwest	3,413
West	5,028
$16,392

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	December 31, 2018
(in millions)
Delinquency
Current	$16,328
30 Days Delinquent	55
60 Days Delinquent	6
90 Days Delinquent	2
Bankruptcy	1
$16,392

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	December 31, 2018		December 31, 2017
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$71,318	83%	$131,576	81%
Condominium/Townhome/Co-op	9,060	11%	16,771	10%
Planned unit development	5,303	6%	14,311	9%
5+ dwelling units	—	0%	207	0%
	$85,681	100%	$162,865	100%

	December 31, 2018		December 31, 2017
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New York	$20,068	23%	$34,107	21%
New Jersey	17,060	20%	42,795	26%
California	11,829	14%	17,777	11%
Florida	7,770	9%	15,740	10%
Massachusetts	5,789	7%	6,838	4%
Illinois	4,631	5%	8,539	5%
Other	18,534	22%	37,069	23%
	$85,681	100%	$162,865	100%

Cash Flows

Our cash flows for the years ended December 31, 2018, 2017, and 2016 are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities	$(573,752)	$223,125	$(621,543)
Investing activities	(1,424,292)	681,681	193,952
Financing activities	1,980,242	(861,635)	403,959
Net cash flows	$(17,802)	$43,171	$(23,632)

Our cash flows resulted in a net decrease in cash of $17.8 million during 2018, as discussed below.

Operating activities

Cash used in operating activities totaled $573.8 million during 2018, as compared to cash provided by operating activities of $223.1 million and cash used in operating activities of $621.5 million during 2017 and 2016, respectively. Cash flows from operating activities primarily reflect cash flows from mortgage loans acquired for sale as shown below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Operating cash flows from:
Mortgage loans acquired for sale	$(689,826)	$192,849	$(567,780)
Other	116,074	30,276	(53,763)
	$(573,752)	$223,125	$(621,543)

Cash flows from mortgage loans acquired for sale primarily reflect changes in the level of inventory from the beginning to the end of the periods presented.

Investing activities

Net cash used in our investing activities was $1.4 billion during 2018, as compared to cash provided by investing activities of $681.7 million during 2017. The decrease in cash flows from investing activities reflects our new investments in CRT Agreements and MBS, which exceeded proceeds from sales and repayments of other investments. We used cash to purchase MBS of $1.8 billion and made deposits of cash collateral securing CRT Agreements transactions totaling $596.6 million during the year ended December 31, 2018. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.1 billion.

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

Net cash provided by our investing activities was $194.0 million for the year ended December 31, 2016. This source of cash reflects sales and repayments on our investments, which exceeded our investments primarily consisting of CRT Agreements and MBS during 2016. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.3 billion. We used cash to purchase MBS of $765.5 million and made deposits of cash collateral securing CRT Agreements transactions totaling $306.5 million.

Financing activities

Net cash provided by financing activities was $2.0 billion during 2018, as compared to cash used in financing activities totaling $861.6 million during 2017. The cash provided by financing activities during 2018 as compared to 2017 reflects financing obtained to secure the purchase of MBS, deposits made to secure CRT Agreements and growth in our inventory of mortgage loans held for sale.

Net cash provided by financing activities was $404.0 million for the year ended December 31, 2016. We increased borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale.

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

We expect our primary sources of liquidity to be cash flows from our investment portfolio, including cash earnings on our investments, cash flows from business activities, liquidation proceeds from distressed assets, and proceeds from borrowings and/or additional equity offerings. When we finance a particular asset, the amount borrowed is less than the asset’s fair value and we must provide the cash in the amount of such difference. Our ability to continue making investments is dependent on our ability to invest the cash representing such difference.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable. More recently, we have secured term financing for our MSRs which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings.

Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

As of December 31, 2018 and December 31, 2017, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and CRT Agreement assets with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.89 and 2.55 at December 31, 2018 and December 31, 2017, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2018	2017	2016
	(in thousands)
Average balance outstanding	$3,901,772	$3,332,084	$3,382,528
Maximum daily balance outstanding	$6,665,118	$4,242,600	$5,573,021
Ending balance	$4,777,027	$3,180,886	$3,784,001

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $8.4 billion at December 31, 2018.

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year.

•	The transactions relating to mortgage loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of two to five years.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2018, we had contractual obligations aggregating $8.6 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent sellers	$1,688,516	$1,688,516	$—	$—	$—
Firm commitment to purchase CRT securities	605,052	605,052	—	—	—
Short‒term debt	5,082,237	5,082,237	—	—	—
Long‒term debt	1,014,318	—	255,000	450,000	309,318
Interest expense on long term debt (1)	259,218	45,632	70,375	47,655	95,556
Total	$8,649,341	$7,421,437	$325,375	$497,655	$404,874

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between December 31, 2018 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2018:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$473,012
JPMorgan Chase & Co.	284,309
Bank of America, N.A.	98,900
Citibank, N.A.	50,845
Deutsche Bank	29,797
BNP Paribas Corporate & Institutional Banking	23,566
Daiwa Capital Markets America Inc.	19,831
Mizuho Securities	12,312
Morgan Stanley Bank, N.A.	5,925
Wells Fargo, N.A.	4,760
Royal Bank of Canada	3,423
$1,006,680

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

We may terminate the management agreement without the payment of any termination fee under certain circumstances, including, among other circumstances, uncured material breaches by our Manager of the management agreement, upon a change in control of our Manager (defined to include a 50% change in the shareholding of our Manager in a single transaction or related series of transactions).

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

PLS is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events.  These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure.  PLS is not entitled to earn more than one liquidation fee, re-performance fee or modification fee per loan in any 18-month period.

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

Spread Acquisition and MSR Servicing Agreement. On December 19, 2016, we amended and restated a master spread acquisition and MSR servicing agreement with PLS (the “12/19/16 Spread Acquisition Agreement”). Pursuant to the 12/19/16 Spread Acquisition Agreement, we may acquire from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by us in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

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

Loan Purchase Agreement. We have entered into a mortgage loan purchase agreement with our Servicer. Currently, we use the mortgage loan purchase agreement for the purpose of acquiring prime jumbo and Agency-eligible residential mortgage loans originated by our Servicer through its consumer direct lending channel. The loan purchase agreement contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices we pay our Servicer for such loans are market-based.

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

In the event the termination fee is payable to our Manager under our management agreement and our Manager and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended, and it now expires on February 1, 2023.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of mortgage loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated mortgage loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of distressed mortgage loans, MSRs, ESS, CRT Agreements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable mortgage loans or yields on MBS. We believe that the fair values of our investment in distressed mortgage loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the MBS investments and will accelerate the amortization of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on the MBS investments.

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

Fair Value Risk

Our mortgage loans, MBS, MSRs, ESS and CRT arrangements are reported at their fair values. The fair value of these assets fluctuates primarily based on the exposure of the underlying investment. Performing prime mortgage loans (along with any related recognized IRLCs), MBS, MSRs and ESS are more sensitive to changes in market interest rates, while distressed mortgage loans and CRT agreements are more sensitive to changes in the market credit spreads, underlying real estate values, relating to the loans underlying our investments, and other factors such as the effectiveness and servicing practices of the servicers associated with the properties securing such investment.

Generally, in an interest rate market where interest rates are rising or are expected to rise, the fair value of our mortgage loans and MBS would be expected to decrease, whereas in an interest rate market where interest rates are generally decreasing or are expected to decrease, mortgage loan and MBS values would be expected to increase. The fair value of MSRs and ESS, on the other hand, tends to respond generally in an opposite manner to that of mortgage loans acquired for sale and MBS.

Generally, in a real estate market where values are rising or are expected to rise, the fair value of our investment in distressed mortgage loans and CRT arrangements would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, the fair values of distressed mortgage loans and CRT arrangements would be expected to decrease.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2018, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,750,928	$2,691,168	$2,667,584	$2,543,571	$2,507,793	$2,316,845
Change in fair value:
$	$140,506	$80,746	$57,162	$(66,851)	$(102,629)	$(293,577)
%	5.4%	3.1%	2.2%	(2.6)%	(3.9)%	(11.2)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2018, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,221,241	$1,191,106	$1,176,568	$1,148,496	$1,134,941	$1,108,742
Change in fair value:
$	$58,872	$28,738	$14,200	$(13,872)	$(27,428)	$(53,626)
%	5.1%	2.5%	1.2%	(1.2)%	(2.4)%	(4.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,258,838	$1,208,508	$1,184,949	$1,140,708	$1,119,911	$1,080,709
Change in fair value:
$	$96,469	$46,140	$22,580	$(21,661)	$(42,458)	$(81,660)
%	8.3%	4.0%	1.9%	(1.9)%	(3.7)%	(7.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,195,562	$1,178,966	$1,170,667	$1,154,070	$1,145,772	$1,129,175
Change in fair value:
$	$33,194	$16,597	$8,298	$(8,298)	$(16,597)	$(33,194)
%	2.9%	1.4%	0.7%	(0.7)%	(1.4)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2018, given several shifts in pricing spread and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$222,150	$219,091	$217,591	$214,649	$213,206	$210,375
Change in fair value:
$	$6,040	$2,980	$1,481	$(1,461)	$(2,904)	$(5,735)
%	2.8%	1.4%	0.7%	(0.7)%	(1.3)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$236,495	$225,889	$220,902	$211,503	$207,070	$198,693
Change in fair value:
$	$20,385	$9,779	$4,792	$(4,607)	$(9,040)	$(17,418)
%	9.4%	4.5%	2.2%	(2.1)%	(4.2)%	(8.1)%

CRT Agreements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$1,292,592	$1,263,040	$1,248,648	$1,220,558	$1,206,872	$1,180,182
Change in fair value:
$	$58,115	$28,563	$14,171	$(13,918)	$(27,605)	$(54,295)
%	4.7%	2.3%	1.2%	(1.1)%	(2.2)%	(4.4)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT Agreements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$1,205,997	$1,220,842	$1,229,026	$1,237,919	$1,240,309	$1,241,805
Change in fair value:
$	$(28,494)	$(13,649)	$(5,465)	$3,428	$5,818	$7,314
%	(2.3)%	(1.1)%	(0.4)%	0.3%	0.5%	0.6%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our Firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$67,937	$52,700	$45,282	$30,832	$23,794	$10,079
Change in fair value:
$	$29,943	$14,707	$7,289	$(7,162)	$(14,200)	$(27,915)
%	78.8%	38.7%	19.2%	(18.9)%	(37.4)%	(73.5)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from these used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$25,530	$31,921	$35,749	$39,398	$40,246	$40,660
Change in fair value:
$	$(12,464)	$(6,073)	$(2,245)	$1,405	$2,252	$2,667
%	(32.8)%	(16.0)%	(5.9)%	3.7%	5.9%	7.0%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of December 31, 2018, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$104,781	$109,412	$113,731	$121,459	$124,900	$128,106
Change in fair value:
$	$(12,951)	$(8,321)	$(4,001)	$3,726	$7,167	$10,374
%	(11.0)%	(7.1)%	(3.4)%	3.2%	6.1%	8.8%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of December 31, 2018, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	100	200
	(dollar in thousands)
Fair value	$291,264	$291,023	$290,892	$290,210	$290,020	$289,042
Change in fair value:
$	$691	$450	$319	$(363)	$(553)	$(1,531)
%	0.2%	0.2%	0.1%	(0.1)%	(0.2)%	(0.5)%
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 92 through 96 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 26, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s election in 2018 to prospectively change its method of accounting for the classes of mortgage servicing rights it had accounted for using the amortization method.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2019

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2019, which is within 120 days after the end of fiscal year 2018.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2019, which is within 120 days after the end of fiscal year 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2019, which is within 120 days after the end of fiscal year 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2019, which is within 120 days after the end of fiscal year 2018.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2019, which is within 120 days after the end of fiscal year 2018.

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

10.6

Second Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2019, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

*

10.7

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		8-K	September 12, 2016

10.8

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-Q	November 8, 2017

10.9	Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	September 12, 2016

10.10	Amendment No. 1 to Third Amended and Restated Flow Servicing Agreement, dated as of March 1, 2018, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	10-Q	Mat 7, 2018

10.11	Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.12	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 8, 2017

10.13	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, among PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	November 8, 2017

10.14	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 1, 2018

10.15	Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.16	Amendment No. 1 to Amended and Restated MSR Recapture Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 1, 2018

10.17	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P.	8-K	December 24, 2014

10.18

Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

		10-Q	May 8, 2015

10.19†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.20†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.21†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-K	March 1, 2018

10.22†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	S-11/A	July 24, 2009

10.23†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	May 6, 2016

10.24†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	May 6, 2016

10.25†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2016).	10-K	March 1, 2018

10.26†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2017).	10-Q	November 8, 2017

10.27†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2018).	10-Q	August 7, 2018

10.28†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	*

10.29†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	*

10.30	Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.	8-K	March 8, 2017

10.31	Amendment Number One to the Amended and Restated Master Repurchase Agreement, dated as of March 2, 2018, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and Citibank, N.A.	10-Q	May 7, 2018

10.32

Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC, PPennyMac Loan Services, LLC and Citibank, N.A.

		10-Q	August 7, 2018

10.33

Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Loan Services, LLC and Citibank, N.A.

		10-Q	August 7, 2018

10.34

Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and among PennyMac Loan Services, LLLC, PennyMac Holdings, LLC, PennyMac Corp., and Citibank, N.A.

		8-K	May 18, 2018

10.35

Amendment Number Five to the Amended and Restated Master Repurchase Agreement, dated as of June 8, 2018, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A

		8-K	June 14, 2018

10.36	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	December 15, 2010

10.37

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

		8-K	May 3, 2017

10.38

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

		10-Q	August 8, 2017

10.39

Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated December 20, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, LLC and PennyMac Mortgage Investment Trust.

		10-K	March 1, 2018

10.40

Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, LLC and PennyMac Mortgage Investment Trust

		8-K	February 7, 2018

10.41

Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, and PennyMac Mortgage Investment Trust.

		10-Q	August 7, 2018

10.42

Amendment No. 5 to Second Amended and Restated Master Repurchase Agreement, dated as of February 11, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, and PennyMac Mortgage Investment Trust.

*

10.43

Second Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Credit Suisse First Boston Mortgage Capital LLC.

		8-K	May 3, 2017

10.44

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

		8-K	May 3, 2017

10.45

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG. Cayman Islands Branch, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

		10-Q	August 7, 2018

10.46	Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	May 3, 2017

10.47	Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., and PennyMac Loan Services, LLC.	8-K	March 8, 2017

10.48	Amendment Number One to the Amended and Restated Master Repurchase Agreement, dated as of March 2, 2018, by and among PennyMac Corp., and PennyMac Loan Services, LLC and Citibank, N.A.	10-Q	May 7, 2018

10.49	Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.50	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Corp. PennyMac Loan Services, LLC, and Citibank, N.A.	10-Q	August 7, 2018

10.51

Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and among PennyMac Corp., PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC and Citibank, N.A.

		8-K	May 18, 2018

10.52

Amendment Number Five to the Amended and Restated Master Repurchase Agreement, dated as of June 8, 2018, by and among PennyMac Corp., PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC and Citibank, N.A.

		8-K	June 14, 2018

10.53	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	May 30, 2012

10.54	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	November 26, 2012

10.55	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 12, 2013

10.56	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 12, 2013

10.57	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 28, 2014

10.58	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 28, 2014

10.59	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	March 2, 2015

10.60	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	July 30, 2015

10.61	Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 29, 2016

10.62	Amendment Number Eight to the Master Repurchase Agreement, dated as of August 26, 2016, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 4, 2016

10.63	Amendment Number Nine to the Master Repurchase Agreement, dated as of June 30, 2017, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	July 7, 2017

10.64	Amendment Number Ten to the Master Repurchase Agreement, dated as of August 25, 2017, among PennyMac Corp., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	August 31, 2017

10.65

Amendment Number Eleven to the Master Repurchase Agreement, dated as of March 20, 2018, among PennyMac Corp., PennyMac Operating Partnership, L.P., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

		10-Q	May 7, 2018

10.66

Amendment Number Twelve to the Master Repurchase Agreement, dated as of August 24, 2018, among PennyMac Corp., PennyMac Operating Partnership, L.P., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

		10-Q	November 7, 2018

10.67	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	November 26, 2012

10.68	Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.69	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor.	8-K	December 21, 2016

10.70	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.71	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor.	8-K	December 21, 2016

10.72

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.73

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.74

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.75

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.76

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.77

Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.78

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.79

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.80

Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 11, 2014

10.81

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-K	March 2, 2015

10.82

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-K	February 29, 2016

10.83

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	May 6, 2016

10.85

Amendment No. 12 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 8, 2017

10.86

Amendment No. 14 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of April 20, 2018, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P

		10-Q	May 7, 2018

10.87

Amendment No. 15 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of June 29, 2018, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

*

10.88	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A.	8-K	February 6, 2014

10.89	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	8-K	July 14, 2014

10.90	Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-K	March 2, 2015

10.91	Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-Q	May 6, 2016

10.92	Amendment No. 3 to Master Repurchase Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	8-K	May 30, 2017

10.93	Amendment No. 4 to Master Repurchase Agreement, dated as of April 20, 2018, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-Q	May 7, 2018

10.94	Amendment No. 5 to Master Repurchase Agreement, dated as of June 29, 2018, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	*

10.95	Amendment No. 6 to Master Repurchase Agreement, dated as of November 30, 2018, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	*

10.71	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A.	8-K	July 14, 2014

10.97

Amended and Restated Master Repurchase Agreement, dated as of March 15, 2017, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

		8-K	March 21, 2017

10.98

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of March 14, 2018, by and among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

		8-K	March 16, 2018

10.99	Amended and Restated Guaranty, dated as of March 15, 2017, of PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association.	8-K	March 21, 2017

10.100	Second Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	8-K	March 30, 2017

10.102	Amendment Number Two to the Second Amended and Restated Loan and Security Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.103	Amendment Number Three to the Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.104	Amendment Number Four to the Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2018, by and among PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.	8-K	May 18, 2018

10.105	Amendment Number Five to the Second Amended and Restated Loan and Security Agreement, dated as of June 8, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.106	Amendment Number Six to the Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.107	Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	September 21, 2016

10.108	Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	8-K	October 20, 2016

10.109	First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	8-K	May 30, 2017

10.110	Second Amendment to Master Repurchase Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.	10-Q	November 8, 2017

10.111	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.	10-Q	November 8, 2017

10.112	Fourth Amendment to Master Repurchase Agreement, dated as of July 26, 2018, among PennyMac Corp. and PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	10-Q	November 7, 2018

10.113	Fifth Amendment to Master Repurchase Agreement, dated as of October 12, 2018, among PennyMac Corp. and PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	10-Q	November 7, 2018

10.114	Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A.	8-K	October 20, 2016

10.115	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.116	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.117	Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	September 18, 2015

10.118	Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	November 4, 2016

10.119	Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	November 4, 2016

10.120	Amendment Number Three to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-K	February 28, 2017

10.121	Amendment Number Four to Master Repurchase Agreement, dated as of March 24, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	May 9, 2017

10.122	Amendment Number Five to Master Repurchase Agreement, dated as of May 3, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	May 5, 2017

10.123	Amendment Number Six to Master Repurchase Agreement, dated as of June 16, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	June 21, 2017

10.124	Amendment Number Seven to Master Repurchase Agreement, dated as of December 1, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-K	March 1, 2018

10.125	Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	September 18, 2015

10.126	Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	10-Q	November 4, 2016

10.127	Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	10-K	February 28, 2017

10.128	Amendment Number Three to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 3, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	May 5, 2017

10.129	Amendment Number Four to Mortgage Loan Participation Purchase and Sale Agreement, dated as of June 16, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	June 21, 2017

10.130	Amendment Number Five to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 1, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	10-K	March 1, 2018

10.131	Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	January 28, 2016

10.132

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-Q	November 4, 2016

10.133

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-K	February 28, 2017

10.134

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of January 30, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-K	February 28, 2017

10.135

Amendment Number Four to Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-Q	May 9, 2017

10.136

Amendment Number Five to Amended and Restated Loan and Security Agreement, dated as of June 16, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		8-K	June 21, 2017

10.137

Amendment Number Six to Amended and Restated Loan and Security Agreement, dated as of December 1, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-K	March 1, 2018

10.138	Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	March 30, 2017

10.139	Amendment Number One to Loan and Security Agreement, dated June 16, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	June 21, 2017

10.140	Amendment Number Two to Loan and Security Agreement, dated December 1, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	10-K	March 1, 2018

10.141	Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 5, 2016

10.142	Amendment No. 1 to Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of September 27, 2017, among PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	November 8, 2017

10.143

Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as an owner of Mortgage Loans as listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association.

		10-K	February 29, 2016

10.144	Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.	10-Q	August 5, 2016

10.145	Amendment No. 1 to Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of September 27, 2017, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.	10-Q	November 8, 2017

10.146	Master Repurchase Agreement, dated as of August 18, 2017, among PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	8-K	August 24, 2017

10.147	Amendment No. 1 to the Master Repurchase Agreement, dated as of April 17, 2018, by and between PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	8-K	April 23, 2018

10.148	Amendment No. 2 to the Master Repurchase Agreement, dated as of September 27, 2018, by and between PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	10-Q	November 7, 2018

10.149	Amendment No. 3 to the Master Repurchase Agreement, dated as of December 31, 2018, by and between PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	*

10.150	Amendment No. 4 to the Master Repurchase Agreement, dated as of January 29, 2019, by and between PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	*

10.151	Guaranty, dated as of August 18, 2017, by PennyMac Mortgage Investment Trust in favor of Deutsche Bank AG, Cayman Islands Branch.	8-K	August 24, 2017

10.152	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.153

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20. 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.154	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	10-K	March 1, 2018

10.155

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

10.156

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.157	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.158	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.159	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.160	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.161	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.162	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.163	Amended and Restated Guaranty, dated as of June 29, 2018 by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Island Branch and Citibank, N.A.	8-K	July 6, 2018

10.164	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Corp., PennyMac Holdings, LLC PennyMac Mortgage Investment Trust.	8-K	February 7, 2018

10.165	Master Repurchase Agreement, dated as of April 17, 2018, by and among PennyMac Operating Partnership, L.P., PennyMac Corp. and PennyMac Mortgage Investment Trust and Royal Bank of Canada.	8-K	April 23, 2018

10.166	Amendment No. 1 to Master Repurchase Agreement, dated as of May 3, 2018, by and among PennyMac Operating Partnership, L.P., PennyMac Corp., PennyMac Mortgage Investment Trust and Royal Bank of Canada.	10-Q	August 7, 2018

10.167	Guaranty, dated as of April 17, 2018, by PennyMac Mortgage Investment Trust, in favor of Royal Bank of Canada.	8-K	April 23, 2018

10.168	Master Repurchase Agreement, dated as of August 3, 2018, by and among BNP Paribsas, PennyMac Operating Partnership, L.P., and PennyMac Mortgage Investment Trust.	8-K	August 8, 2018

10.169	Guaranty, dated as of August 3, 2018, by PennyMac Mortgage Investment Trust in favor of BNP Paribas.	8-K	August 8, 2018

21.1	Subsidiaries of PennyMac Mortgage Investment Trust	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2018 and December 31, 2017 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, during 2018 the Company elected to prospectively change its method of accounting for the classes of mortgage servicing rights it had accounted for using the amortization method.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 26, 2019

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
	(in thousands, except share information)
ASSETS
Cash	$59,845	$77,647
Short-term investments at fair value	74,850	18,398
Mortgage-backed securities at fair value pledged to creditors	2,610,422	989,461
Mortgage loans acquired for sale at fair value (includes $1,621,879 and $1,249,277 pledged to creditors, respectively)	1,643,957	1,269,515
Mortgage loans at fair value (includes $399,266 and $1,081,893 pledged to creditors, respectively)	408,305	1,089,473
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	216,110	236,534
Derivative assets (includes $87,976 and $26,058 pledged to creditors, respectively)	167,165	113,881
Firm commitment to purchase credit risk transfer securities at fair value	37,994	—
Real estate acquired in settlement of loans (includes $40,198 and $124,532 pledged to creditors, respectively)	85,681	162,865
Real estate held for investment (includes $23,262 and $31,128 pledged to creditors, respectively)	43,110	44,224
Deposits securing credit risk transfer agreements (includes $1,146,501 and $400,778 pledged to creditors, respectively)	1,146,501	588,867
Mortgage servicing rights (includes $1,162,369 and $91,459 at fair value; $1,139,582 and $831,892 pledged to creditors)	1,162,369	844,781
Servicing advances	67,666	77,158
Due from PennyMac Financial Services, Inc.	4,077	4,154
Other	85,309	87,975
Total assets	$7,813,361	$5,604,933
LIABILITIES
Assets sold under agreements to repurchase	$4,777,027	$3,180,886
Mortgage loan participation purchase and sale agreements	178,639	44,488
Exchangeable senior notes	248,350	247,186
Notes payable	445,573	—
Asset-backed financing of a variable interest entity at fair value	276,499	307,419
Interest-only security payable at fair value	36,011	7,070
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	131,025	144,128
Derivative liabilities	5,914	1,306
Accounts payable and accrued liabilities	70,687	64,751
Due to PennyMac Financial Services, Inc.	33,464	27,119
Income taxes payable	36,526	27,317
Liability for losses under representations and warranties	7,514	8,678
Total liabilities	6,247,229	4,060,348

Commitments and contingencies ─ Note 19

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 60,951,444 and 61,334,087 common shares, respectively	610	613
Additional paid-in capital	1,285,533	1,290,931
Accumulated deficit	(19,718)	(46,666)
Total shareholders’ equity	1,566,132	1,544,585
Total liabilities and shareholders’ equity	$7,813,361	$5,604,933

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Mortgage loans at fair value	$290,573	$321,040
Derivative assets	123,987	98,640
Deposits securing credit risk transfer agreements	1,146,501	588,867
Other—interest receivable	839	904
	$1,561,900	$1,009,451
LIABILITIES
Asset-backed financing at fair value	$276,499	$307,419
Interest-only security payable at fair value	36,011	7,070
Accounts payable and accrued liabilities—interest payable	839	904
	$313,349	$315,393

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net investment income
Net mortgage loan servicing fees:
From nonaffiliates	$118,395	$67,812	$53,216
From PennyMac Financial Services, Inc.	2,192	1,428	1,573
	120,587	69,240	54,789
Net gain on mortgage loans acquired for sale:
From nonaffiliates	48,260	62,432	97,218
From PennyMac Financial Services, Inc.	10,925	12,084	9,224
	59,185	74,516	106,442
Mortgage loan origination fees	43,321	40,184	41,993
Net gain (loss) on investments:
From nonaffiliates	70,842	110,914	24,569
From PennyMac Financial Services, Inc.	11,084	(14,530)	(17,394)
	81,926	96,384	7,175
Interest income:
From nonaffiliates	207,634	178,225	199,521
From PennyMac Financial Services, Inc.	15,138	16,951	22,601
	222,772	195,176	222,122
Interest expense:
To nonaffiliates	167,709	143,333	141,938
To PennyMac Financial Services, Inc.	7,462	8,038	7,830
	175,171	151,371	149,768
Net interest income	47,601	43,805	72,354
Results of real estate acquired in settlement of loans	(8,786)	(14,955)	(19,118)
Other	7,233	8,766	8,453
Net investment income	351,067	317,940	272,088
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	81,350	80,359	86,465
Mortgage loan servicing fees	42,045	43,064	50,615
Management fees	24,465	22,584	20,657
Mortgage loan collection and liquidation	7,852	6,063	13,436
Compensation	6,781	6,322	7,000
Mortgage loan origination	6,562	7,521	7,108
Professional services	6,380	6,905	6,819
Real estate held for investment	6,251	6,376	3,213
Other	11,393	14,200	15,012
Total expenses	193,079	193,394	210,325
Income before provision for (benefit from) income taxes	157,988	124,546	61,763
Provision for (benefit from) income taxes	5,190	6,797	(14,047)
Net income	152,798	117,749	75,810
Dividends on preferred shares	24,938	15,267	—
Net income attributable to common shareholders	$127,860	$102,482	$75,810
Earnings per common share
Basic	$2.09	$1.53	$1.09
Diluted	$1.99	$1.48	$1.08
Weighted average common shares outstanding
Basic	60,898	66,144	68,642
Diluted	69,365	74,611	77,109

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares
						Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2015	—	$—	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	—	—	75,810	75,810
Share-based compensation	—	—	298	3	5,745	—	5,748
Common share dividends ($1.88 per share)	—	—	—	—	—	(128,187)	(128,187)
Repurchase of common shares	—	—	(7,368)	(74)	(98,296)	—	(98,370)
Balance at December 31, 2016	—	—	66,697	667	1,377,171	(26,724)	1,351,114
Net income	—	—	—	—	—	117,749	117,749
Share-based compensation	—	—	284	2	4,902	—	4,904
Dividends
Common shares ($1.88 per share)	—	—	—	—	—	(123,625)	(123,625)
Preferred shares	—	—	—	—	—	(14,066)	(14,066)
Issuance of preferred shares	12,400	310,000	—	—	—	—	310,000
Issuance cost relating to preferred shares	—	(10,293)	—	—	—	—	(10,293)
Repurchase of common shares	—	—	(5,647)	(56)	(91,142)	—	(91,198)
Balance at December 31, 2017	12,400	299,707	61,334	613	1,290,931	(46,666)	1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	152,798	152,798
Share-based compensation	—	—	288	3	5,315	—	5,318
Dividends
Common shares ($1.88 per share)	—	—	—	—	—	(115,267)	(115,267)
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$152,798	$117,749	$75,810
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net change in fair value, amortization and impairment of mortgage servicing rights	94,330	103,487	78,628
Net gain on mortgage loans acquired for sale at fair value	(59,185)	(74,516)	(106,442)
Net gain on investments	(81,926)	(96,384)	(7,175)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(15,138)	(16,951)	(22,601)
Capitalization of interest and fees on mortgage loans at fair value	(7,439)	(30,795)	(84,820)
Amortization of debt issuance (premiums) and costs, net	(9,323)	13,769	13,152
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a VIE	5,270	5,703	1,766
Results of real estate acquired in settlement of loans	8,786	14,955	19,118
Share-based compensation expense	5,318	4,904	5,748
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(64,671,970)	(65,830,095)	(66,112,316)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(3,343,028)	(904,097)	(21,541)
Repurchase of mortgage loans subject to representation and warranties	(12,208)	(11,412)	(11,380)
Sale to nonaffiliates and repayment of mortgage loans acquired for sale at fair value	29,369,656	24,314,165	23,525,952
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	37,967,724	42,624,288	42,051,505
Settlement of repurchase agreement derivatives	8,964	—	—
Decrease (increase) in servicing advances	20,525	(2,353)	4,672
(Increase) decrease in due from PennyMac Financial Services, Inc.	(26)	2,514	1,640
(Increase) decrease in other assets	(23,482)	8,822	(62,028)
Increase (decrease) in accounts payable and accrued liabilities	6,400	(40,435)	46,657
Increase (decrease) in due to PennyMac Financial Services, Inc.	6,345	10,656	(2,549)
Increase (decrease) in income taxes payable	3,857	9,151	(15,339)
Net cash (used in) provided by operating activities	(573,752)	223,125	(621,543)
Cash flows from investing activities
Net (increase) decrease in short-term investments	(56,452)	103,690	(80,223)
Purchase of mortgage-backed securities at fair value	(1,810,877)	(251,872)	(765,467)
Sale and repayment of mortgage-backed securities at fair value	173,862	127,591	206,508
Sale to nonaffiliates and repayment of mortgage loans at fair value	622,705	582,207	712,975
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	—	—	891
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	46,750	54,980	69,992
Sale of excess servicing spread to PennyMac Financial Services, Inc.	—	—	59,045
Net settlement of derivative financial instruments	(4,863)	(716)	(7,216)
Sale of real estate acquired in settlement of loans	99,194	166,921	234,684
Contribution to deposits securing credit risk transfer agreements	(596,626)	(152,641)	(306,507)
Distribution from credit risk transfer agreements	125,920	65,564	24,746
Purchase of mortgage servicing rights	—	(79)	(2,739)
Sale of mortgage servicing rights	100	1,199	106
(Increase) decrease in margin deposits and restricted cash	(24,005)	(15,163)	40,062
Purchase of Federal Home Loan Bank capital stock	—	—	(225)
Redemption of Federal Home Loan Bank capital stock	—	—	7,320
Net cash (used in) provided by investing activities	(1,424,292)	681,681	193,952

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	85,574,226	77,985,354	70,684,674
Repurchase of assets sold under agreements to repurchase	(83,978,547)	(78,587,535)	(70,030,317)
Issuance of mortgage loan participation certificates	7,559,680	6,960,713	6,579,706
Repayment of mortgage loan participation certificates	(7,425,503)	(6,942,079)	(6,553,789)
Advance under notes payable	450,000	396,240	129,812
Repayment of notes payable	—	(671,346)	(90,812)
Issuance of asset-backed financing of a variable interest entity at fair value	—	—	182,400
Repayment of asset-backed financing of a variable interest entity at fair value	(21,886)	(51,687)	(73,624)
Sale of assets to PennyMac Financial Services, Inc. under agreements to repurchase	2,293	—	—
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(15,396)	(5,872)	—
Federal Home Loan Bank advances	—	—	28,000
Repayment of Federal Home Loan Bank advances	—	—	(211,000)
Payment of debt issuance costs	(13,230)	(13,670)	(11,161)
Issuance of preferred shares	—	310,000	—
Payment of issuance costs related to preferred shares	—	(10,293)	—
Payment of dividends to preferred shareholders	(24,944)	(14,066)	—
Payment of dividends to common shareholders	(115,596)	(126,135)	(131,560)
Repurchase of common shares	(10,719)	(91,198)	(98,370)
Payment of contingent underwriting fees payable	(136)	(61)	—
Net cash provided by (used in) financing activities	1,980,242	(861,635)	403,959
Net (decrease) increase in cash and restricted cash	(17,802)	43,171	(23,632)
Cash and restricted cash at beginning of year	77,647	34,476	58,108
Cash and restricted cash at end of year	$59,845	$77,647	$34,476

Cash and restricted cash end of year are comprised of the following:
Cash	$59,845	$77,647	$34,476
Restricted cash	—	—	—
	$59,845	$77,647	$34,476

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate:

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

Almost all of the mortgage loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer arrangements, including credit risk transfer agreements (“CRT Agreements”) and CRT securities, distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

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

The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. To maintain its tax status as a REIT, the Company is required to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

Note 2—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT Agreements and distressed mortgage loans. These investments include assets that are more sensitive to borrower credit worthiness than other mortgage investments such as traditional mortgage loans and mortgage-backed securities.

CRT Arrangements

As detailed in Note 5 – Loan Sales and Variable Interest Entities, the Company invests in CRT arrangements whereby it sells pools of recently-originated mortgage loans into Fannie Mae-guaranteed securitizations while either:

•

Retaining a portion of the credit risk underlying such mortgage loans as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”); or

•	Beginning in June 2018, by entering into a firm commitment to purchase CRT securities that absorb losses from defaults of such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the related mortgage loans, and exposes the Company to risk of loss greater than the risks associated with selling such mortgage loans to Fannie Mae without the retention of such credit risk. The CRT Agreements are structured such that mortgage loans that reach a specific number of days delinquent will trigger losses to the CRT Agreements in proportion to the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related mortgage loans because the structure of certain of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

At the commencement of the aggregation period and before the settlement of the CRT securities, the Company makes a firm commitment to purchase the CRT securities. The Company has elected to account for these commitments at fair value. Accordingly, the Company recognizes the fair value of such commitment as it sells loans subject to the firm commitment, and also recognizes changes in fair value of the firm commitment during the time it is outstanding. Unlike the Company’s investment in CRT Agreements before June 2018, the structure of its investment in CRT securities only requires the Company to absorb losses when the reference mortgage loans realize actual losses.

In addition to the risks specific to credit, the Company is exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements, the firm commitment to purchase CRT securities, and CRT securities.

Distressed Mortgage Loans

Due to the nature of the Company’s investments in distressed mortgage loans, the Company is exposed, to a greater extent than traditional mortgage investors, to certain risks associated with loan performance and resolution, including the risk that borrowers may develop or be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and that fluctuations in the residential real estate market may affect the performance of the Company’s investments.

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

Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT’s behalf will prevent significant losses arising from the Company’s investments in distressed mortgage assets.

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

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has no significant equity method or cost-basis investments. Intercompany accounts and transactions are eliminated upon consolidation. The Company also consolidates assets and liabilities included in a securitization transaction, and, previously, CRT Agreements as discussed below.

Variable Interest Entities

The Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, the Company transfers assets on its balance sheet to an SPE, which then issues various forms of beneficial interests in those assets to investors. In a securitization transaction, the Company typically receives a combination of cash and beneficial interests in the SPE in exchange for the assets transferred by the Company.

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

The Company evaluates the securitization trust into which assets are transferred to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust.

Jumbo Mortgage Loan Securitization Transaction

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in unpaid principal balance (“UPB”) of certificates backed by fixed-rate prime jumbo mortgage loans at a 3.9% weighted cost.

The asset-backed securities issued by the VIE are backed by the expected cash flows from the underlying fixed-rate prime jumbo mortgage loans. Cash inflows from these fixed-rate prime jumbo mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. After the senior certificates are settled, substantially all cash inflows will be directed to the subordinated certificates until fully repaid and, thereafter, to the residual interest in the trust that the Company owns.

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

The VIE is consolidated by the Company as the Manager determined that PMT is the primary beneficiary of the VIE. The Manager concluded that the Company is the primary beneficiary of the VIE as it has the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and the retained subordinated and residual interest trust certificates expose the Company to losses and returns that could potentially be significant to the VIE.

For financial reporting purposes, the mortgage loans owned by the consolidated VIE are included in Mortgage loans at fair value and the securities issued to third parties by the consolidated VIE are included in Asset-backed financing of a variable interest entity at fair value on the Company’s consolidated balance sheets. Both the mortgage loans at fair value included in the consolidated VIE and the Asset-backed financing of a variable interest entity at fair value are also included in a separate statement following the Company’s consolidated balance sheets.

The Company recognizes the interest income earned on the mortgage loans owned by the VIE and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIE on its consolidated income statements.

Credit Risk Transfer

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of mortgage loans into Fannie Mae-guaranteed loan securitizations while retaining Recourse Obligations in addition to IO ownership interests in such mortgage loans. The mortgage loans subject to the CRT Agreements were transferred by PMC to subsidiary trust entities which sold the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements received sale accounting treatment.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interests in the form of derivative assets, and the deposits pledged to fulfill the Recourse Obligations and an interest only security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on the derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of income.

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

•

For mortgage loans that are transferred to a VIE, the Company recognizes the transfer as a sale when the Manager determines that the Company is not the primary beneficiary of the VIE, as the Company would not both have the power to direct the activities that will have the most significant economic impact on the VIE and/or would not hold a variable interest that could potentially be significant to the VIE.

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

Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating and interest rate risk management activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase mortgage loans acquired for sale;
•

CRT Agreements that were created when the Company retained Recourse Obligations relating to certain mortgage loans it sold into Fannie Mae guaranteed securitizations, IO ownership interests in such mortgage loans and interest-only securities payable relating to the issuance of such instruments to nonaffiliates; and

•

Derivatives that are created when the Company finances mortgage loans approved as satisfying certain consumer credit relief characteristics under a master repurchase agreement that entitles the Company to receive interest expense offsets when it finances mortgage loans under the master repurchase agreement. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement beginning in the second quarter of 2019.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities:

•

The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller until either the prospective purchase transaction is cancelled or the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because such interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease.

•

The Company is exposed to losses related to its investment in MSRs and ESS if market mortgage interest rates decrease, because such interest rate decreases generally encourage mortgage refinancing activity, which reduces the expected life of the mortgage loans underlying the MSRs and ESS, causing the fair value of MSRs and ESS to decrease.

To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market mortgage interest rates will result in unfavorable changes in the fair value of the Company’s inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, IRLCs, MSRs, ESS and MBS financing.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in fair value being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net mortgage loan servicing fees from nonaffiliates, in Net gain on mortgage loans acquired for sale, in Net gain (loss) on investments, or in Interest expense, as applicable, in the Company’s consolidated statements of income. Cash flows from derivative financial instruments relating to MSRs are included in Cash flows from investing activities, cash flows from derivative financial instruments relating to IRLCs and mortgage loans acquired for sale are included in Cash flows from operating activities in Sale to nonaffiliates and repayment of mortgage loans acquired for sale at fair value; and cash flows from repurchase agreement derivatives are included in Cash flows from operating activities.

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

Firm Commitment to Purchase Credit Risk Transfer Securities

The Company carries its firm commitment to purchase CRT securities at fair value. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on mortgage loans acquired for sale. Subsequent changes in fair value are recorded in Net gain (loss) on investments. The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset.

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by purchase price in the case of purchased REO; or the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a mortgage loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as a “Level 3” fair value asset.

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

Through December 31, 2017, the Company accounted for MSRs at either the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of amortized cost or fair value based on the class of MSR. The Company identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% were accounted for at fair value with changes in fair value recorded in current period income.

MSRs Accounted for at Fair Value

Effective January 1, 2018, the Company accounts for all current classes of MSRs at fair value. Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net mortgage loan servicing fees-from nonaffiliates.

MSRs Accounted for Using the MSR Amortization Method

The Company amortized MSRs that were accounted for using the MSR amortization method. MSR amortization was determined by applying the ratio of the net MSR cash flows projected for the current period to the projected total remaining net MSR cash flows. The estimated total net MSR cash flows were estimated at the beginning of each month using prepayment inputs applicable at that time.

The Company assessed MSRs accounted for using the amortization method for impairment monthly. Impairment occurred when the current fair value of the MSR fell below the asset’s amortized cost. If MSRs were impaired, the impairment was recognized in current-period income and the carrying value (carrying value is amortized cost reduced by a valuation allowance) of the MSRs was adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increased, the Company recognized the increase in fair value in current-period earnings and adjusted the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratified its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratified its servicing portfolio on the basis of certain risk characteristics including mortgage loan type (fixed-rate or adjustable-rate) and note interest rate. Fixed-rate mortgage loans were stratified into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less were evaluated in a single pool. If the fair value of MSRs in any of the note interest rate pools was below the amortized cost of the MSRs for that pool, impairment was recognized to the extent of the difference between the fair value and the existing carrying value for that pool.

The Manager periodically reviewed the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum was likely to recover in the foreseeable future. When the Manager deemed recovery of the fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value was charged to the valuation allowance.

Amortization and impairment of MSRs were included in current period income as a component of Net mortgage loan servicing fees-from nonaffiliates.

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

Borrowings

Borrowings, other than Asset-backed financing of a VIE at fair value and Interest-only security at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements and premiums received relating to advances under the facilities are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of revolving borrowing facilities on the straight-line basis and for Exchangeable Notes and Notes payable are amortized over the respective borrowings’ contractual lives using the interest method.

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

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the mortgage loans it has sold. The Company’s agreements with the Agencies and other investors include representations and warranties related to the mortgage loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, property value, loan amount, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The Company records a provision for losses relating to representations and warranties as part of its mortgage loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and mortgage loan defect rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent mortgage loan seller. The Company establishes a liability at the time mortgage loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Manager’s management credit committee.

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

The Company’s obligation under its mortgage loan servicing agreements is fulfilled as the Company services the mortgage loans. Mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Mortgage loan servicing fees are recorded when the mortgage loan payments are collected from the borrowers.

Share-Based Compensation

The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to share-based awards is included in Compensation expense on the consolidated statements of income.

The initial cost of restricted share units awarded is established at the Company’s closing share price adjusted for the portion of the awards expected to vest on the date of the award. The Company adjusts the cost of its share-based compensation awards depending on whether the awards are made to its trustees and certain named executive officers or other employees of our Manager or affiliates:

•	For awards to trustees and certain named executive officers of the Company, compensation cost relating to restricted share units is generally fixed at the fair value of the award on the grant date.
•

Compensation cost relating to performance share units is adjusted for changes in expected performance attainment in each subsequent reporting period until the units have vested or have been forfeited, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

•

Compensation cost for share-based compensation awarded to other executive officers of the Company or employees of the Manager or affiliates is adjusted to reflect changes in the fair value of awards, including changes in the Company’s share price for both restricted share units and performance share units and, in the case of performance share units, for changes in expected performance attainment in each subsequent reporting period until the award has vested or expired, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

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

Recently Issued Accounting Pronouncement

On June 20, 2018, the FASB issued Accounting Standards Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of the Compensation—Stock Compensation topic of the ASC, which currently provides accounting guidance relating to share-based payments issued to employees, to include share-based payments issued to non-employees for goods or services. Consequently, under ASU 2018-07, the accounting for share-based payments to employees of the Manager will be substantially aligned with the Company’s present accounting for share-based payments to its trustees and certain of its named executive officers.

The Company issues share-based compensation to certain employees of the Manager. Presently, the Company accounts for share-based payments to employees of the Manager under the guidance of Equity – Equity-Based Payments to Non-Employees topic of the ASC. Under that topic, the measure of cost relating to such grants is generally established based on the fair value of the shares upon vesting of the share-based awards.  Accordingly, the Manager’s estimate of compensation costs, and by extension periodic expense amounts, fluctuates with movements in the Company’s common share price during the period that expense relating to the grants is being recognized. This guidance is being replaced by ASU 2018-07. As a result of the adoption of ASU 2018-07, the cost of share-based grants made to employees of the Manager will be fixed at the date of the grant for restricted share units issued to those employees of the Manager and variable to the extent of changes in performance attainment expectations for performance share units issued to all grantees.

The amendments in this ASU are effective for the Company for the fiscal year ending December 31, 2019, including interim periods within that fiscal year. Upon adoption, the Manager does not expect to record a cumulative effect adjustment to its accumulated deficit.

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production

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

The Company purchases newly originated loans from PLS under a mortgage loan purchase and sale agreement. Historically, the Company has used the mortgage loan purchase and sale agreement for the purpose of purchasing from PLS prime jumbo residential mortgage loans. Beginning in the quarter ended September 30, 2017, the Company also purchases conforming balance non-government insured or guaranteed mortgage loans from PLS under the mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Mortgage loans fulfillment fees earned by PLS	$81,350	$80,359	$86,465
UPB of mortgage loans fulfilled by PLS	$26,194,303	$22,971,119	$23,188,386

Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$10,925	$12,084	$11,976
UPB of mortgage loans sold to PLS	$36,415,933	$40,561,241	$39,908,163

Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$—	$7	$30
Purchases of mortgage loans acquired for sale from PLS	$3,343,028	$904,097	$21,541

Tax service fee paid to PLS included in Other expense	$7,433	$7,078	$6,690

	December 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$86,308	$279,571

Mortgage Loan Servicing

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

•

PLS is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. PLS is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

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

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$347	$305	$330
Activity-based	690	649	733
	1,037	954	1,063
Mortgage loans at fair value:
Distressed mortgage loans:
Base	2,771	6,650	11,078
Activity-based	4,784	8,960	18,521
	7,555	15,610	29,599
Mortgage loans held in VIE—Base	40	129	83
MSRs:
Base	32,814	25,862	19,378
Activity-based	599	509	492
	33,413	26,371	19,870
	$42,045	$43,064	$50,615
Average investment in:
Mortgage loans acquired for sale at fair value	$1,577,395	$1,366,017	$1,443,587
Mortgage loans at fair value:
Distressed mortgage loans	$473,458	$1,152,930	$1,731,638
Mortgage loans held in a VIE	$301,398	$344,942	$422,122
Average MSR portfolio UPB	$80,500,212	$63,836,843	$49,626,758
MSR recapture income recognized included in Net mortgage loan servicing fees—from PennyMac Financial Services, Inc.	$2,192	$1,428	$1,573

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

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Base management	$23,033	$22,280	$20,657
Performance incentive	1,432	304	—
	$24,465	$22,584	$20,657

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$4,640	$5,306	$7,898
Compensation	480	—	—
Expenses incurred on the Company’s behalf, net	1,113	2,257	(163)
	$6,233	$7,563	$7,735
Payments and settlements during the year (1)	$71,943	$64,945	$143,542

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Sale of mortgage loans at fair value to PFSI	$—	$—	$891
ESS:
Received pursuant to a recapture agreement	$2,688	$5,244	$6,603
Repayments and sales	$46,750	$54,980	$129,037
Interest income	$15,138	$16,951	$22,601
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$8,500	$(19,350)	$(23,923)
Recapture income	2,584	4,820	6,529
	$11,084	$(14,530)	$(17,394)
At the end of the year:
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$216,110	$236,534

Financing Activities

PFSI held 75,000 of the Company’s common shares at both December 31, 2018 and December 31, 2017.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Sale of assets under agreements to repurchase	$2,293	$—	$—
Repurchase of assets sold under agreements to repurchase	$15,396	$5,872	$—
Interest expense	$7,462	$8,038	$7,830
Conditional Reimbursement paid to:
PCM	$69	$30	$—
Underwriters	$136	$61	$—

	December 31, 2018	December 31, 2017
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$131,025	$144,128
Conditional Reimbursement payable to PCM included in Accounts payable and accrued liabilities	$801	$870

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2018	December 31, 2017
	(in thousands)
Due from PFSI:
MSR recapture receivable	$179	$282
Other	3,898	3,872
	$4,077	$4,154
Due to PFSI:
Fulfillment fees	$10,006	$346
Allocated expenses and expenses paid by PFSI on PMT’s behalf	9,066	11,542
Management fees	6,559	5,901
Mortgage loan servicing fees	4,841	6,583
Correspondent production fees	2,071	1,735
Conditional Reimbursement	801	870
Interest on Assets sold to PFSI under agreement to repurchase	120	142
	$33,464	$27,119

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its mortgage loan transfer and financing activities and credit risk transfer investments. These entities are classified as VIEs for accounting purposes. The Company has distinguished its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

Sales of Mortgage Loans

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows:
Proceeds from sales	$29,369,656	$24,314,165	$23,525,952
Mortgage loan servicing fees received (1)	$204,663	$164,776	$125,961

(1)	Net of Agency guarantee fees.

The following table summarizes for the dates presented collection status information for mortgage loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31,
	2018	2017
	(in thousands)
UPB of mortgage loans outstanding	$91,982,335	$71,639,351
UPB of delinquent mortgage loans:
30-89 days delinquent	$614,668	$532,673
90 or more days delinquent:
Not in foreclosure	$142,871	$280,786
In foreclosure	$40,445	$25,258
UPB of mortgage loans in bankruptcy	$75,947	$52,202
Custodial funds managed by the Company (1)	$970,328	$879,321

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

Consolidated VIEs

Credit Risk Transfer Transactions

The Company has entered into mortgage loan sales arrangements pursuant to which it accepts credit risk relating to certain of its mortgage loan sales. These arrangements include CRT Agreements and sales of mortgage loans that include commitments to purchase CRT securities that absorb credit losses on such mortgage loans.

The Company, through PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations in addition to IO ownership interests in such mortgage loans. The transfers of mortgage loans subject to CRT Agreements were accounted for as sales. The Company placed Deposits securing CRT Agreements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT Agreements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements.

The Company’s exposure to losses under its Recourse Obligation was limited initially to 3.5% of the UPB of the mortgage loans sold under the CRT Agreements. As the UPB of the underlying mortgage loans subject to each CRT Agreement is reduced through repayments, the percentage exposure of each CRT Agreement will increase to a maximum of 4.5% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. Gains and losses on derivatives related to CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income. The final sales of mortgage loans subject to the CRT Agreements were made during 2018.

Following is a summary of the CRT Agreements:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$5,546,977	$14,529,548	$11,190,933
Deposits securing CRT Agreements	$596,626	$152,641	$306,507
(Decrease) increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	(482,471)	390,362	92,109
	$114,155	$543,003	$398,616
Interest earned on Deposits securing CRT Agreements	$15,441	$4,291	$930
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$86,928	$51,731	$21,298
Resulting from valuation changes	25,347	83,030	15,316
	112,275	134,761	36,614
Change in fair value of Interest-only security payable at fair value	(19,332)	(11,033)	(4,114)
	$92,943	$123,728	$32,500
Payments made to settle losses	$2,133	$1,396	$90

	December 31, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$29,934,003	$26,845,392
Collection status (in UPB):
Delinquency
Current	$29,633,133	$26,540,953
30—89 days delinquent	$228,296	$179,144
90—180 days delinquent	$39,826	$101,114
180 or more days delinquent	$4,208	$5,146
Foreclosure	$5,180	$5,463
Bankruptcy	$23,360	$13,572
Carrying value of CRT Agreements:
Derivative assets	$123,987	$98,640
Deposits securing CRT agreements	$1,146,501	$588,867
Interest-only security payable at fair value	$36,011	$7,070
CRT Agreement assets pledged to secure Assets sold under agreements to repurchase:
Deposits securing CRT Agreements	$1,146,501	$400,778
Derivative assets	$87,976	$26,058
Commitments to fund Deposits securing credit risk transfer agreements	$—	$482,471

Effective in June 2018, the Company began selling mortgage loans subject to agreements that require the Company to purchase securities that absorb credit losses on such mortgage loans. The Company has elected to account for the firm commitments to purchase such CRT securities at fair value. The Company recognizes these purchase commitments initially as a component of Gain on sale of mortgage loans; subsequent changes in fair value are recognized in Net gain (loss) on investments.

Following is a summary of activity under these purchase commitments:

Year ended December 31,
2018
(in thousands)
UPB of mortgage loans sold	$16,392,300
Increase in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold	$605,052
Fair value of firm commitment recognized in Gain on sale of mortgage loans	$30,595
Gains recognized on firm commitment included in Net gain (loss) on investments	$7,399

December 31, 2018
(in thousands)
Firm commitment to purchase CRT securities	$605,052
Fair value of firm commitment	$37,994
UPB of mortgage loans sold subject to firm commitment to purchase CRT securities related to such loans	$16,392,300
Collection status (in UPB):
Current	$16,329,044
30—89 days delinquent	$61,035
90—180 days delinquent	$2,221
180 or more days delinquent	$—
Foreclosure	$—
Bankruptcy	$1,258

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $14.1 million and $9.7 million as of December 31, 2018 and December 31, 2017, respectively. The Company includes the balance of certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

Note 6—Fair Value

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets, firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Manager has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Beginning January 1, 2018, the Company elected to account for all MSRs at fair value prospectively. The Manager determined that this change makes the accounting treatment for MSRs consistent with lender valuation under financing arrangements and simplifies hedging activities.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,850	$—	$—	$74,850
Mortgage-backed securities at fair value	—	2,610,422	—	2,610,422
Mortgage loans acquired for sale at fair value	—	1,626,483	17,474	1,643,957
Mortgage loans at fair value	—	290,573	117,732	408,305
Excess servicing spread purchased from PFSI	—	—	216,110	216,110
Derivative assets:
Interest rate lock commitments	—	—	12,162	12,162
CRT Agreements	—	—	123,987	123,987
Repurchase agreement derivatives	—	—	14,511	14,511
Forward purchase contracts	—	14,845	—	14,845
Forward sale contracts	—	13	—	13
MBS put options	—	218	—	218
MBS call options	—	945	—	945
Call options on interest rate futures	5,137	—	—	5,137
Put options on interest rate futures	178	—	—	178
Total derivative assets before netting	5,315	16,021	150,660	171,996
Netting	—	—	—	(4,831)
Total derivative assets after netting	5,315	16,021	150,660	167,165
Firm commitment to purchase credit risk transfer securities at fair value	—	—	37,994	37,994
Mortgage servicing rights at fair value	—	—	1,162,369	1,162,369
	$80,165	$4,543,499	$1,702,339	$6,321,172
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$276,499	$—	$276,499
Interest-only security payable at fair value	—	—	36,011	36,011
Derivative liabilities:
Interest rate lock commitments	—	—	174	174
Forward purchase contracts	—	43	—	43
Forward sales contracts	—	29,273	—	29,273
Total derivative liabilities before netting	—	29,316	174	29,490
Netting	—	—	—	(23,576)
Total derivative liabilities after netting	—	29,316	174	5,914
	$—	$305,815	$36,185	$318,424

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$18,398	$—	$—	$18,398
Mortgage-backed securities at fair value	—	989,461	—	989,461
Mortgage loans acquired for sale at fair value	—	1,261,380	8,135	1,269,515
Mortgage loans at fair value	—	321,040	768,433	1,089,473
Excess servicing spread purchased from PFSI	—	—	236,534	236,534
Derivative assets:
Interest rate lock commitments	—	—	4,859	4,859
CRT Agreements	—	—	98,640	98,640
Repurchase agreement derivatives	—	—	3,748	3,748
Forward purchase contracts	—	4,343	—	4,343
Forward sale contracts	—	387	—	387
MBS put options	—	3,170	—	3,170
Put options on interest rate futures	656	—	—	656
Total derivative assets before netting	656	7,900	107,247	115,803
Netting	—	—	—	(1,922)
Total derivative assets after netting	656	7,900	107,247	113,881
Mortgage servicing rights at fair value	—	—	91,459	91,459
	$19,054	$2,579,781	$1,211,808	$3,808,721
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$307,419	$—	$307,419
Interest-only security payable at fair value	—	—	7,070	7,070
Derivative liabilities:
Interest rate lock commitments	—	—	227	227
Forward purchase contracts	—	248	—	248
Forward sales contracts	—	2,830	—	2,830
Total derivative liabilities before netting	—	3,078	227	3,305
Netting	—	—	—	(1,999)
Total derivative liabilities after netting	—	3,078	227	1,306
	$—	$310,497	$7,297	$315,795

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2018
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreement derivatives	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	4,632	98,640	3,748	—	864,494	1,984,616
Purchases and issuances	12,208	—	—	4,655	—	19,918	—	—	36,781
Repayments and sales	(12,934)	(600,638)	(46,750)	—	(86,928)	(8,964)	—	(100)	(756,314)
Capitalization of interest	—	7,439	15,138	—	—	—	—	—	22,577
Capitalization of advances	—	5,481	—	—	—	—	—	—	5,481
ESS received pursuant to a recapture agreement with PFSI	—	—	2,688	—	—	—	—	—	2,688
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	30,595	356,755	387,350
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	2,907	—	—	—	—	—	—	2,907
Other factors	(16)	(18,104)	8,500	(14,016)	112,275	(191)	7,399	(58,780)	37,067
	(16)	(15,197)	8,500	(14,016)	112,275	(191)	7,399	(58,780)	39,974
Transfers of mortgage loans to REO	—	(47,786)	—	—	—	—	—	—	(47,786)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	10,081	—	—	—	—	—	—	—	10,081
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	16,717	—	—	—	—	16,717
Balance, December 31, 2018	$17,474	$117,732	$216,110	$11,988	$123,987	$14,511	$37,994	$1,162,369	$1,702,165
Changes in fair value recognized during the year relating to assets still held at December 31, 2018	$(158)	$(18,428)	$8,500	$11,988	$25,347	$77	$37,994	$(58,780)	$6,540

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

During the year ended December 31, 2018, the Manager identified certain “Level 2” fair value mortgage loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Year ended December 31, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	28,941
28,941
Balance, December 31, 2018	$36,011
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2018	$28,941

	Year ended December 31, 2017
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreement derivatives	Repurchase agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$5,682	$1,354,572	$288,669	$3,777	$15,610	$—	$64,136	$1,732,446
Purchases and issuances	11,415	—	—	36,005	—	3,864	79	51,363
Repayments and sales	(12,513)	(530,367)	(54,980)	—	(51,731)	—	—	(649,591)
Capitalization of interest	—	30,795	16,951	—	—	—	—	47,746
Capitalization of advances	—	18,923	—	—	—	—	—	18,923
ESS received pursuant to a recapture agreement with PFSI	—	—	5,244	—	—	—	—	5,244
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	41,379	41,379
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	24,685	—	—	—	—	—	24,685
Other factors	1,045	(25,369)	(19,350)	45,304	134,761	(116)	(14,135)	122,140
	1,045	(684)	(19,350)	45,304	134,761	(116)	(14,135)	146,825
Transfers of mortgage loans to REO	—	(104,806)	—	—	—	—	—	(104,806)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	2,506	—	—	—	—	—	—	2,506
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(80,454)	—	—	—	(80,454)
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$91,459	$1,211,581
Changes in fair value recognized during the year relating to assets still held at December 31, 2017	$98	$(10,594)	$(19,350)	$4,632	$83,030	$(116)	$(14,135)	$43,565

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

During the year ended December 31, 2017, the Manager identified certain “Level 2” fair value mortgage loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Year ended December 31, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	2,956
2,956
Balance, December 31, 2017	7,070
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2017	$2,956

	Year ended December 31, 2016
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	71,892	—	2,739	74,631
Repayments and sales	(626,095)	(129,037)	—	(21,298)	—	(776,430)
Capitalization of interest	84,820	22,601	—	—	—	107,421
ESS received pursuant to a recapture agreement with PFSI	—	6,603	—	—	—	6,603
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	7,337	7,337
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	26,910	—	—	—	—	26,910
Other factors	(30,414)	(23,923)	15,944	36,315	(12,524)	(14,602)
	(3,504)	(23,923)	15,944	36,315	(12,524)	12,308
Transfers of mortgage loans to REO	(201,043)	—	—	—	—	(201,043)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(88,705)	—	—	(88,705)
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Changes in fair value recognized during the year relating to assets still held at December 31, 2016	$(15,877)	$(16,713)	$3,777	$15,610	$(12,524)	$(25,727)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended December 31, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2015	$—
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	4,114
4,114
Balance, December 31, 2016	4,114
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2016	$4,114

The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase of the respective mortgage loans and identification of certain mortgage loans acquired for sale are not saleable into the prime mortgage market.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	December 31, 2018			December 31, 2017
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,643,465	$1,580,504	$62,961	$1,268,121	$1,221,125	$46,996
90 or more days delinquent:
Not in foreclosure	492	492	—	950	1,120	(170)
In foreclosure	—	—	—	444	496	(52)
	492	492	—	1,394	1,616	(222)
	$1,643,957	$1,580,996	$62,961	$1,269,515	$1,222,741	$46,774
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$290,573	$294,617	$(4,044)	$321,040	$316,684	$4,356
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	290,573	294,617	(4,044)	321,040	316,684	4,356
Distressed mortgage loans at fair value:
Current through 89 days delinquent	28,806	43,043	(14,237)	414,785	519,009	(104,224)
90 or more days delinquent:
Not in foreclosure	37,288	71,732	(34,444)	166,749	257,038	(90,289)
In foreclosure	51,638	86,259	(34,621)	186,899	267,911	(81,012)
	88,926	157,991	(69,065)	353,648	524,949	(171,301)
	117,732	201,034	(83,302)	768,433	1,043,958	(275,525)
	$408,305	$495,651	$(87,346)	$1,089,473	$1,360,642	$(271,169)

Following are the changes in fair value included in current period income by consolidated statement of income line item for assets and liabilities accounted for under the fair value option:

	Year ended December 31, 2018
	Net mortgage loan servicing fees	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	(11,262)	(4,793)	(16,055)
Mortgage loans acquired for sale at fair value	—	(5,298)	—	—	(5,298)
Mortgage loans at fair value	—	—	(23,696)	7,539	(16,157)
ESS at fair value	—	—	8,500	15,138	23,638
Firm commitment to purchase credit risk transfer securities at fair value	—	30,595	7,399	—	37,994
MSRs at fair value	(58,780)	—	—	—	(58,780)
	$(58,780)	$25,297	$(19,059)	$17,884	$(34,658)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(28,941)	$—	$(28,941)
Asset-backed financing of a VIE at fair value	—	—	9,610	(577)	9,033
	$—	$—	$(19,331)	$(577)	$(19,908)

	Year ended December 31, 2017
	Net mortgage loan servicing fees	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	5,498	5,367	10,865
Mortgage loans acquired for sale at fair value	—	97,940	—	—	97,940
Mortgage loans at fair value	—	—	3,582	32,239	35,821
ESS at fair value	—	—	(19,350)	16,951	(2,399)
MSRs at fair value	(14,135)	—	—	—	(14,135)
	$(14,135)	$97,940	$(10,270)	$54,557	$128,092
Liabilities:
Interest-only security payable at fair value	$—	$—	$2,956	$—	$2,956
Asset-backed financing of a VIE at fair value	—	—	(3,426)	(1,781)	(5,207)
	$—	$—	$(470)	$(1,781)	$(2,251)

	Year ended December 31, 2016
	Net mortgage loan servicing fees	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	(13,168)	(2,391)	(15,559)
Mortgage loans acquired for sale at fair value	—	55,350	—	—	55,350
Mortgage loans at fair value	—	—	(5,252)	86,114	80,862
ESS at fair value	—	—	(23,923)	22,601	(1,322)
MSRs at fair value	(12,524)	—	—	—	(12,524)
	$(12,524)	$55,350	$(42,343)	$106,324	$106,807
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$—	$3,238	$(669)	$2,569
	$—	$—	$3,238	$(669)	$2,569

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value at year end for financial statement items that were re-measured at fair value on a nonrecurring basis during the years presented:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$24,515	$24,515
	$—	$—	$24,515	$24,515

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$71,380	$71,380
MSRs at lower of amortized cost or fair value	—	—	312,995	312,995
	$—	$—	$384,375	$384,375

The following table summarizes the fair value changes recognized during the years presented on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Real estate asset acquired in settlement of loans	$(4,434)	$(11,882)	$(17,561)
MSRs at lower of amortized cost or fair value	—	(5,876)	(2,728)
	$(4,434)	$(17,758)	$(20,289)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Exchangeable senior notes, Notes payable and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Manager has concluded that the fair values of these borrowings other than Exchangeable senior notes and Notes payable approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities. The fair value of the Exchangeable senior notes at December 31, 2018 and December 31, 2017 was $247.2 million and $244.9 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value. The fair value of Notes payable was $444.4 million at December 31, 2018. The fair value of the Notes payable is estimated using a discounted cash flow approach using broker-provided indications of market pricing spreads to develop an appropriate discount rate.

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Manager has assigned responsibility for estimating fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures. The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The FAV group is responsible for reporting to PFSI’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•

Mortgage loans that are saleable into active markets, comprised of most of the Company’s mortgage loans acquired for sale at fair value and all of the mortgage loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. For mortgage loans acquired for sale, the fair values of mortgage loans acquired for sale at fair value are established using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

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

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” mortgage loans at fair value:

Key inputs (1)	December 31, 2018	December 31, 2017
Discount rate
Range	2.8% – 19.6%	2.9% – 15.0%
Weighted average	12.0%	6.9%
Twelve-month projected housing price index change
Range	3.1% – 3.7%	3.6% – 4.6%
Weighted average	3.4%	4.4%
Voluntary prepayment speed (2)
Range	0.9% – 8.3%	3.2% – 11.0%
Weighted average	3.2%	4.2%
Total prepayment speed (3)
Range	8.3% – 22.0%	10.8% – 23.8%
Weighted average	18.3%	16.5%

(1)	Weighted average inputs are based on fair value amounts of the mortgage loans.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs (1)	December 31, 2018	December 31, 2017
UPB of underlying mortgage loans (in thousands)	$23,196,033	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (2)
Range	2.8% - 3.2%	3.8% - 4.3%
Weighted average	3.1%	4.1%
Annual total prepayment speed (3)
Range	8.2% - 29.5%	8.4% - 41.4%
Weighted average	9.7%	10.8%
Life (in years)
Range	1.6 - 7.6	1.4 - 7.7
Weighted average	6.8	6.5

(1)	Weighted average inputs are based on UPB of underlying amounts of mortgage loans.
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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale and may also be included in Net mortgage loan servicing fees – from nonaffiliates when the Manager includes IRLCs in its MSR hedging activities in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs (1)	December 31, 2018	December 31, 2017
Pull-through rate
Range	45.4% - 100%	58.0% - 100%
Weighted average	91.8%	90.3%
MSR value expressed as
Servicing fee multiple
Range	2.4 - 5.6	2.1 - 5.8
Weighted average	4.3	4.9
Percentage of UPB
Range	0.6% - 3.6%	0.0% - 2.4%
Weighted average	2.2%	1.3%

(1)	Weighted average inputs are based on committed amounts.

CRT Agreements

The Company categorizes CRT Agreement derivatives as “Level 3” fair value assets. The fair value of CRT Agreements is established based on whether the aggregation period has been completed and the CRT Agreements have been securitized:

•

For securitized CRT Agreements, fair value is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in CRT Agreements which include the deposits securing the CRT Agreements, the Recourse Obligations and the IO ownership interest. Together, the Recourse Obligations and the IO ownership comprise the CRT Agreement derivative. Fair value of the CRT Agreement derivative is derived by deducting the balance of the Deposits securing CRT Agreements from the indication of fair value of the certificates provided by the nonaffiliated brokers.

•	For CRT Agreements that have not been securitized, fair value is estimated using a discounted cash flow analysis.

The significant unobservable inputs into the valuation of CRT Agreement derivatives are the discount rate and voluntary involuntary prepayment speeds of the reference mortgage loans. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the valuation of non-securitized CRT Agreements and the review and approval of broker-provided fair values for securitized CRT Agreements. At December 31, 2018, all CRT Agreements held by the Company were securitized:

Key inputs (1)	December 31, 2018	December 31, 2017
Discount rate
Range	6.6% – 7.5%	5.1% – 6.2%
Weighted average	7.3%	5.6%
Voluntary prepayment speed (2)
Range	9.0% – 10.6%	12.1% – 15.0%
Weighted average	9.9%	13.0%
Involuntary prepayment speed (3)
Range	0.2% – 0.2%	0.3% – 0.3%
Weighted average	0.2%	0.3%
Remaining loss expectation (4)
Range	0.1% – 0.2%	0.1% – 0.3%
Weighted average	0.2%	0.2%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by UPB of reference mortgage loans.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for accounting purposes and are accounted for separate from the repurchase agreements. The significant unobservable inputs into the valuation of these derivative assets are the discount rate and the expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 97% at both December 31, 2018 and December 31, 2017. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets.

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

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate and the voluntary and involuntary prepayment speeds of the reference mortgage loans. The firm commitment to purchase CRT securities is recognized initially as a component of Gain on sale of mortgage loans acquired for sale. Subsequent changes in fair value are recorded in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

Key inputs (1)	December 31, 2018
Discount rate	7.9%
Voluntary prepayment speed (2)	12.4%
Involuntary prepayment speed (3)	0.1%
Remaining loss expectation (4)	0.1%

(1)	Weighted average inputs are based on the UPB of underlying mortgage loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by UPB of reference mortgage loans.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a pending contract of sale.

REO fair values are reviewed by PFSI’s staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PFSI’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of income.

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

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment. Through December 31, 2017, the Company accounted for certain of its MSRs using the amortization method. Beginning January 1, 2018 and prospectively, the Company accounts for all existing classes of MSRs at fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2018	2017		2016
	Fair value	Fair value	Amortized cost	Fair value	Amortized cost
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$356,755	$41,379	$248,930	$7,337	$267,755
Key inputs (1)
UPB of underlying mortgage loans	$28,923,523	$3,724,642	$19,982,686	$752,850	$22,068,577
Weighted average annual servicing fee rate (in basis points)	26	25	25	26	25
Pricing spread (2)
Range	5.8% – 12.9%	7.6% – 7.6%	7.6% – 12.6%	7.2% – 7.6%	7.2% – 12.6%
Weighted average	6.9%	7.6%	7.6%	7.3%	7.5%
Annual total prepayment speed (3)
Range	3.2% – 35.3%	7.9% – 29.5%	3.2% – 31.1%	7.2% – 38.0%	3.3% – 49.2%
Weighted average	9.9%	10.7%	8.0%	14.5%	8.3%
Life (in years)
Range	2.3 – 11.9	2.8 – 8.5	2.6 – 11.9	2.0 – 9.4	1.4 – 12.3
Weighted average	7.6	7.3	8.3	5.9	8.0
Annual per-loan cost of servicing
Range	$77 – $79	$79 – $79	$79 – $79	$68 – $82	$68 – $79
Weighted average	$79	$79	$79	$73	$77

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2018	December 31, 2017
	Fair value	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$1,162,369	$91,459	$753,322
Key inputs (1):
UPB of underlying mortgage loans	$92,410,226	$8,273,696	$63,853,606
Weighted average annual servicing fee rate (in basis points)	25	25	25
Weighted average note interest rate	4.2%	4.7%	3.9%
Pricing spread (2)
Range	5.7% – 10.7%	7.6% – 12.6%	7.6% – 13.1%
Weighted average	5.8%	7.6%	7.6%
Effect on fair value of (3):
5% adverse change	$(13,872)	$(1,347)	$(11,848)
10% adverse change	$(27,428)	$(2,655)	$(23,352)
20% adverse change	$(53,626)	$(5,162)	$(45,379)
Prepayment speed (4)
Range	8.1% – 27.1%	7.3% – 20.9%	7.1% – 27.1%
Weighted average	9.8%	11.1%	8.4%
Life (in years)
Range	2.7 - 7.3	3.1 - 6.8	2.9 - 8.0
Weighted average	7.1	6.8	7.6
Effect on fair value of (3):
5% adverse change	$(21,661)	$(1,954)	$(12,267)
10% adverse change	$(42,458)	$(3,827)	$(24,120)
20% adverse change	$(81,660)	$(7,352)	$(46,668)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $79	$78 – $79
Weighted average	$78	$79	$79
Effect on fair value of (3):
5% adverse change	$(8,298)	$(744)	$(5,721)
10% adverse change	$(16,597)	$(1,488)	$(11,441)
20% adverse change	$(33,194)	$(2,976)	$(22,883)

(1)	Weighted average inputs are based on the UPB of underlying mortgage loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a recognized reduction in fair value which would be recorded in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may have resulted in recognition of MSR impairment. The extent of the recognized MSR impairment depended on the relationship of fair value to the carrying value of such MSRs immediately before the adverse change took place.

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

Note 7—Mortgage Backed Securities

Following is a summary of MBS:

	December 31, 2018				December 31, 2017
	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Agency: (1)
Fannie Mae	$2,050,769	$39,488	$(14,920)	$2,075,337	$774,473	$30,355	$(7,975)	$796,853
Freddie Mac	530,734	6,702	(2,351)	535,085	187,127	3,518	1,963	192,608
	$2,581,503	$46,190	$(17,271)	$2,610,422	$961,600	$33,873	$(6,012)	$989,461

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years.

All MBS are pledged to secure Assets sold under agreements to repurchase at both December 31, 2018 and December 31, 2017.

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	December 31, 2018	December 31, 2017
	(in thousands)
Agency-eligible	$1,495,954	$971,910
Held for sale to PLS — Government insured or guaranteed	86,308	279,571
Jumbo	44,221	—
Commercial real estate	8,559	9,898
Repurchased pursuant to representations and warranties	8,915	8,136
	$1,643,957	$1,269,515
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,436,437	$1,201,992
Mortgage loan participation purchase and sale agreements	185,442	47,285
	$1,621,879	$1,249,277

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

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2018		December 31, 2017
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming	$88,926	$157,991	$353,648	$524,949
Performing	28,806	43,043	414,785	519,009
	117,732	201,034	768,433	1,043,958
Fixed interest rate jumbo mortgage loans held in a VIE	290,573	294,617	321,040	316,684
	$408,305	$495,651	$1,089,473	$1,360,642
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$108,693		$760,853
Asset-backed financing of a VIE at fair value	290,573		321,040
	$399,266		$1,081,893

Following is a summary of certain concentrations by state of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration by State	December 31, 2018	December 31, 2017
(percentages are of fair value)
States contributing 5% or more of mortgage loans	New York Florida California New Jersey Hawaii Massachusetts	New York California New Jersey Florida Massachusetts

Note 10—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
CRT Agreements	29,934,003	$123,987	$—	26,845,392	$98,640	$—
Interest rate lock commitments	1,688,516	12,162	174	1,250,803	4,859	227
Repurchase agreement derivatives		14,511	—		3,748	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	3,072,223	14,845	43	1,996,235	4,343	248
Forward sale contracts	4,595,241	13	29,273	2,565,271	387	2,830
MBS put options	2,550,000	218	—	2,375,000	3,170	—
MBS call options	500,000	945	—	—	—	—
Call options on interest rate futures	512,500	5,137	—	—	—	—
Put options on interest rate futures	1,102,500	178	—	550,000	656	—
Swap futures	—	—	—	275,000	—	—
Bond futures	815,000	—	—	—	—	—
Eurodollar future sale contracts	—	—	—	937,000	—	—
Total derivative instruments before netting		171,996	29,490		115,803	3,305
Netting		(4,831)	(23,576)		(1,922)	(1,999)
		$167,165	$5,914		$113,881	$1,306
Margin deposits placed with derivatives counterparties included in Other assets, net		$18,744			$76
Derivative assets pledged to secure Assets sold under agreements to repurchase		$87,976			$26,058

The following tables summarize the notional amount activity for derivative contracts used for hedging purposes:

	Year ended December 31, 2018
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	1,996,235	97,737,906	(96,661,918)	3,072,223
Forward sales contracts	2,565,271	129,544,573	(127,514,603)	4,595,241
MBS put options	2,375,000	9,575,000	(9,400,000)	2,550,000
MBS call options	—	2,000,000	(1,500,000)	500,000
Call options on interest rate futures	—	3,487,500	(2,975,000)	512,500
Put options on interest rate futures	550,000	13,302,500	(12,750,000)	1,102,500
Swap futures	275,000	—	(275,000)	—
Bond futures	—	5,274,400	(4,459,400)	815,000
Eurodollar future sale contracts	937,000	149,597	(1,086,597)	—

	Year ended December 31, 2017
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	4,840,707	71,768,061	(74,612,533)	1,996,235
Forward sales contracts	6,148,242	95,889,432	(99,472,403)	2,565,271
MBS put options	925,000	9,225,000	(7,775,000)	2,375,000
MBS call options	750,000	550,000	(1,300,000)	—
Call options on interest rate futures	200,000	825,000	(1,025,000)	—
Put options on interest rate futures	550,000	7,150,000	(7,150,000)	550,000
Swap futures	150,000	1,650,000	(1,525,000)	275,000
Eurodollar future sale contracts	1,351,000	404,000	(818,000)	937,000
Treasury future buy contracts	—	110,700	(110,700)	—
Treasury future sale contracts	—	110,700	(110,700)	—

	Year ended December 31, 2016
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	2,469,550	73,269,440	(70,898,283)	4,840,707
Forward sales contracts	2,450,642	99,737,855	(96,040,255)	6,148,242
MBS put options	375,000	12,400,000	(11,850,000)	925,000
MBS call options	—	750,000	—	750,000
Call options on interest rate futures	50,000	4,425,000	(4,275,000)	200,000
Put options on interest rate futures	1,600,000	7,445,000	(8,495,000)	550,000
Swap futures	—	175,000	(25,000)	150,000
Eurodollar future sale contracts	1,755,000	282,000	(686,000)	1,351,000
Treasury future buy contracts	—	558,700	(558,700)	—
Treasury future sale contracts	—	558,700	(558,700)	—

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of December 31, 2018 and December 31, 2017, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2018			December 31, 2017
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT Agreement derivatives	$123,987	$—	$123,987	$98,640	$—	$98,640
Interest rate lock commitments	12,162	—	12,162	4,859	—	4,859
Repurchase agreement derivatives	14,511	—	14,511	3,748	—	3,748
	150,660	—	150,660	107,247	—	107,247
Subject to master netting arrangements:
Forward purchase contracts	14,845	—	14,845	4,343	—	4,343
Forward sale contracts	13	—	13	387	—	387
MBS put options	218	—	218	3,170	—	3,170
MBS call options	945	—	945	—	—	—
Call options on interest rate futures	5,137	—	5,137	—	—	—
Put options on interest rate futures	178	—	178	656	—	656
Netting	—	(4,831)	(4,831)	—	(1,922)	(1,922)
	21,336	(4,831)	16,505	8,556	(1,922)	6,634
	$171,996	$(4,831)	$167,165	$115,803	$(1,922)	$113,881
Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2018				December 31, 2017
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT Agreement derivatives	$123,987	$—	$—	$123,987	$98,640	$—	$—	$98,640
Interest rate lock commitments	12,162	—	—	12,162	4,859	—	—	4,859
Deutsche Bank Securities LLC	14,511	—	—	14,511	3,748	—	—	3,748
Federal National Mortgage Association	5,619	—	—	5,619	1,606	—	—	1,606
RJ O’Brien & Associates, LLC	5,315	—	—	5,315	656	—	—	656
Wells Fargo Securities, LLC	2,800	—	—	2,800	146	—	—	146
Citigroup Global Markets Inc.	971	—	—	971	429	—	—	429
Credit Suisse Securities (USA) LLC	579	—	—	579	809	—	—	809
Mitsubishi UFJ Sec	257	—	—	257	193	—	—	193
Morgan Stanley & Co. LLC	243	—	—	243	457	—	—	457
J.P. Morgan Securities LLC	107	—	—	107	2,020	—	—	2,020
Other	614	—	—	614	318	—	—	318
	$167,165	$—	$—	$167,165	$113,881	$—	$—	$113,881

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2018			December 31, 2017
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements — Interest rate lock commitments	$174	$—	$174	$227	$—	$227
Subject to master netting arrangements:
Forward purchase contracts	43	—	43	248	—	248
Forward sales contracts	29,273	—	29,273	2,830	—	2,830
Netting	—	(23,576)	(23,576)	—	(1,999)	(1,999)
	29,316	(23,576)	5,740	3,078	(1,999)	1,079
	29,490	(23,576)	5,914	3,305	(1,999)	1,306
Assets sold under agreements to repurchase:
UPB	4,777,486	—	4,777,486	3,182,504	—	3,182,504
Unamortized debt issuance costs	(459)	—	(459)	(1,618)	—	(1,618)
	4,777,027	—	4,777,027	3,180,886	—	3,180,886
	$4,806,517	$(23,576)	$4,782,941	$3,184,191	$(1,999)	$3,182,192

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

	December 31, 2018				December 31, 2017
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$174	$—	$—	$174	$227	$—	$—	$227
J.P. Morgan Securities LLC	1,441,934	(1,441,934)	—	—	373,186	(373,186)	—	—
Bank of America, N.A.	1,307,923	(1,307,584)	—	339	839,057	(838,771)	—	286
Credit Suisse Securities (USA) LLC	512,662	(512,662)	—	—	845,567	(845,567)	—	—
Deutsche Bank Securities LLC	495,974	(495,974)	—	—	374,526	(374,526)	—	—
Mizuho Securities	270,708	(270,708)	—	—	3	—	—	3
Daiwa Capital Markets	254,332	(254,332)	—	—	153,833	(153,730)	—	103
BNP Paribas	162,636	(162,357)	—	279	45,411	(45,411)	—	—
Morgan Stanley & Co. LLC	105,366	(105,366)	—	—	164,530	(164,530)	—	—
Citigroup Global Markets Inc.	99,626	(98,644)	—	982	235,541	(235,319)	—	222
Wells Fargo Securities, LLC	70,130	(70,130)	—	—	50,360	(50,360)	—	—
RBC Capital Markets, L.P.	57,795	(57,795)	—	—	92,014	(91,805)	—	209
Barclays Capital Inc.	325	—	—	325	9,374	(9,299)	—	75
Other	3,815	—	—	3,815	181	—	—	181
	$4,783,400	$(4,777,486)	$—	$5,914	$3,183,810	$(3,182,504)	$—	$1,306

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2018	2017	2016
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$7,356	$81,309	$87,836
CRT agreements	Net gain (loss) on investments	$112,275	$134,761	$32,500
Repurchase agreement derivatives	Interest expense	$191	$116	$—
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$25,334	$(31,245)	$50,274
Mortgage servicing rights	Net mortgage loan servicing fees	$(35,550)	$(2,512)	$2,271
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$(4,152)	$(18,468)	$7,251

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$162,865	$274,069	$341,846
Transfers:
From mortgage loans at fair value and advances	32,578	87,202	207,431
To real estate held for investment	(5,183)	(16,530)	(21,406)
From real estate held for investment	3,401	—	—
Results of REO:
Valuation adjustments, net	(17,323)	(27,505)	(36,193)
Gain on sale, net	8,537	12,550	17,075
	(8,786)	(14,955)	(19,118)
Sales	(99,194)	(166,921)	(234,684)
Balance at end of year	$85,681	$162,865	$274,069

At the end of year:
REO pledged to secure assets sold under agreements to repurchase	$1,939	$76,037
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	38,259	48,495
	$40,198	$124,532

Note 12—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$91,459	$64,136	$66,584
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	773,035	—	—
Balance after reclassification	864,494	64,136	66,584
Purchases	—	79	2,739
Sales	(100)	—	—
MSRs resulting from mortgage loan sales	356,755	41,379	7,337
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	60,772	(9,762)	(3,210)
Other changes in fair value (2)	(119,552)	(4,373)	(9,314)
	(58,780)	(14,135)	(12,524)
Balance at end of year	$1,162,369	$91,459	$64,136
At the end of year:
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable (3)	$1,139,582	$90,284

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.
(3)	During 2018, beneficial interest in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed in Note 16 – Notes Payable.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Amortized cost:
Balance at beginning of year	$772,870	$606,103	$404,101
Transfer of mortgage servicing right to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	(772,870)	—	—
Balance after reclassification	—	606,103	404,101
MSRs resulting from mortgage loan sales	—	248,930	267,755
Amortization	—	(81,624)	(65,647)
Sales	—	(539)	(106)
Balance at end of year	—	772,870	606,103
Valuation allowance:
Balance at beginning of year	(19,548)	(13,672)	(10,944)
Reduction pursuant to a change in accounting principle	19,548	—	—
Balance after reclassification	—	(13,672)	(10,944)
Additions to valuation allowance	—	(5,876)	(2,728)
Balance at end of year	—	(19,548)	(13,672)
MSRs, net	$—	$753,322	$592,431
Fair value at beginning of year	$772,940	$626,334	$424,154
Fair value at end of year		$772,940	$626,334
At the end of year:
MSRs carried at lower of cost or fair value pledged to secure:
Assets sold under agreements to repurchase		$584,762
Notes payable		156,846
		$741,608

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Contractually-specified servicing fees	$204,663	$164,776	$125,961
Ancillary and other fees:
Late charges	974	718	570
Other	7,088	5,805	5,302
	$212,725	$171,299	$131,833

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Weighted average interest rate (1)	3.25%	2.49%	2.44%
Average balance	$3,901,772	$3,332,084	$3,382,528
Total interest expense (2)	$115,383	$93,580	$92,838
Maximum daily amount outstanding	$6,665,118	$4,242,600	$5,573,021

(1)

Excludes the effect of net amortization of debt issuance premiums of $11.7 million for the year ended December 31, 2018 and net debt issuance costs of $8.3 million for the year ended December 31, 2017 and $8.8 million for the year ended December 31, 2016.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the years ended December 31, 2018 and 2017 includes recognition of incentives it received for financing certain of its mortgage loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the years ended December 31, 2018 and 2017, the Company recognized $19.7 million and $3.1 million, respectively, in such incentives as a reduction of interest expense. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,777,486	$3,182,504
Unamortized debt issuance premiums and (costs), net	(459)	(1,618)
	$4,777,027	$3,180,886
Weighted average interest rate	3.38%	2.77%
Available borrowing capacity (1):
Committed	$783,415	$749,650
Uncommitted	2,325,246	2,030,607
	$3,108,661	$2,780,257
Margin deposits placed with counterparties included in Other assets	$43,676	$28,154
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,610,422	$989,461
Mortgage loans acquired for sale at fair value	$1,436,437	$1,201,992
Mortgage loans at fair value	$108,693	$760,853
CRT Agreements:
Deposits securing CRT agreements	$1,146,501	$400,778
Derivative assets	$87,976	$26,058
Real estate acquired in settlement of loans	$40,198	$124,532
Real estate held for investment	$23,262	$31,128
MSRs (2)	$1,139,582	$651,575

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	During 2018, beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed in Note 16 – Notes Payable.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2018	Contractual balance
(in thousands)
Within 30 days	$2,532,214
Over 30 to 90 days	882,985
Over 90 days to 180 days	430,114
Over 180 days to 1 year	927,173
Over one year to two years	5,000
$4,777,486
Weighted average maturity (in months)	2.2

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2018:

Mortgage loans, REO and MSRs sold under agreements to repurchase

		Weighted average
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$369,773	December 20, 2020	December 20, 2020
Credit Suisse First Boston Mortgage Capital LLC	$49,454	March 23, 2019	April 26, 2019
JPMorgan Chase & Co.	$36,481	February 16, 2019	October 11, 2019
Bank of America, N.A.	$13,975	January 12, 2019	July 1, 2019
Deutsche Bank	$29,797	March 22, 2019	June 30, 2019
BNP Paribas Corporate & Institutional Banking	$6,991	March 18, 2019	August 2, 2019
Citibank, N.A.	$50,845	March 22, 2019	June 7, 2019
Morgan Stanley	$5,925	March 11, 2019	August 23, 2019
Royal Bank of Canada	$3,423	February 28, 2019	February 28, 2019

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$45,359	February 13, 2019
Bank of America, N.A.	$59,343	January 22, 2019
Daiwa Capital Markets America Inc.	$19,831	January 14, 2019
Mizuho Securities	$12,312	January 14, 2019
Wells Fargo, N.A.	$4,760	January 13, 2019

CRT Agreements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$53,785	January 17, 2019
JPMorgan Chase & Co.	$202,469	January 7, 2019
Bank of America, N.A.	$25,582	January 21, 2019
BNP Paribas Corporate & Institutional Banking	$16,575	January 22, 2019

Note 14—Mortgage Loan Participation Purchase and Sale Agreements

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

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus the amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount. The holdback amount is based on a percentage of the purchase price and is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

Mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Weighted average interest rate (1)	3.42%	2.34%	1.74%
Average balance	$64,512	$61,807	$70,391
Total interest expense	$2,422	$1,593	$1,376
Maximum daily amount outstanding	$287,862	$136,854	$99,469

(1)

Excludes the effect of amortization of debt issuance costs of $217,000 for the year ended December 31, 2018, $125,000 for the year ended December 31, 2017, and $130,000 for the year ended December 31, 2016.

	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Amount outstanding	$178,726	$44,550
Unamortized debt issuance costs	(87)	(62)
	$178,639	$44,488
Weighted average interest rate	3.77%	2.82%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$185,442	$47,285

Note 15—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of December 31, 2018, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Average balance	$250,000	$250,000	$250,000
Total interest expense	$14,601	$14,535	$14,473

	December 31,
	2018	2017
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(1,650)	(2,814)
	$248,350	$247,186

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

On March 24, 2017, the Company, through PMC and PMH, entered into a second Amended and Restated Loan and Security Agreement with Citibank, N.A., pursuant to which PMC and PMH finance certain MSRs (inclusive of any related excess servicing spread and/or junior excess strips arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Fannie Mae securities (collectively, the “Fannie MSRs”) in an aggregate loan amount not to exceed $400 million, all of which is committed. The note was repaid and terminated in December 2017.

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

Following is a summary of financial information relating to the notes payable:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Weighted average interest rate (1)	4.68%	5.71%	4.73%
Average balance	$300,035	$145,638	$202,293
Total interest expense	$14,623	$12,634	$12,892
Maximum daily amount outstanding	$450,000	$275,106	$275,106

(1)

Excludes the effect of amortization of debt issuance costs of $681,000 for the year ended December 31, 2018, $4.2 million for the year ended December 31, 2017 and $3.2 million for the year ended December 31, 2016.

	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Amount outstanding	$450,000	$—
Unamortized debt issuance costs	(4,427)	—
	$445,573	$—
Weighted average interest rate	4.86%	—
MSRs pledged to secure notes payable (1)	$1,139,582	$180,317

(1)	During 2018, beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed above.

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Year ended December 31,
	2018	2017	2016
	(dollars in thousands)
Average balance	$288,244	$331,409	$338,582
Total interest expense	$10,821	$13,184	$12,091
Weighted average interest rate (1)	3.55%	3.39%	3.32%

(1)

Excludes the effect of amortization of debt issuance costs of $577,000 for the year ended December 31, 2018, $1.8 million for the year ended December 31, 2017, and $669,000 for the year ended December 31, 2016.

	December 31,
	2018	2017
	(dollars in thousands)
Fair value	$276,499	$307,419
UPB	$281,922	$316,684
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Balance, beginning of year	$8,678	$15,350	$20,171
Provision for losses:
Pursuant to mortgage loan sales	2,531	3,147	3,254
Reduction in liability due to change in estimate	(3,707)	(9,679)	(7,564)
Recoveries (losses incurred), net	12	(140)	(511)
Balance, end of year	$7,514	$8,678	$15,350
UPB of mortgage loans subject to representations and warranties at end of year	$90,427,100	$71,416,333	$56,114,162

Note 19—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2018, the Company was not involved in any such proceedings, claims or legal actions that in the Manager’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2018
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,688,516
Firm commitment to purchase credit risk transfer securities	$605,052

Note 20—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, year ended
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	December 31, 2018	December 31, 2017
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$1.59
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$0.89
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

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

The Company pays quarterly cumulative dividends on the Preferred Shares on the 15th day of each March, June, September and December, provided that if any dividend payment date is not a business day, then the dividend that would otherwise be payable on that dividend payment date may be paid on the following business day.

The Series A and Series B Preferred Shares will not be redeemable before March 15, 2024 and June 15, 2024, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurred, the Company may, at its option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date.

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

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,			Cumulative
	2018	2017	2016	total (1)
	(in thousands)
Common shares repurchased	671	5,647	7,368	14,731
Cost of common shares repurchased	$10,719	$91,198	$98,370	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through December 31, 2018.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $68,000, $30,000 and $0 during the years ended December 31, 2018, 2017 and 2016, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Company made payments under the Reimbursement Agreement totaling $137,000, $61,000, and $0 during the years ended December 31, 2018, 2017 and 2016, respectively. The Reimbursement Agreement as amended expires on February 1, 2023.

Note 21—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$204,663	$164,776	$125,961
Ancillary and other fees	8,062	6,523	5,872
Effect of MSRs:
Carried at fair value - changes in fair value:
Realization of cashflows	(119,552)	(9,762)	(9,314)
Other	60,772	(4,373)	(3,210)
	(58,780)	(14,135)	(12,524)
Carried at lower of amortized cost or fair value:
Amortization	—	(81,624)	(65,647)
Increase in impairment valuation allowance	—	(5,876)	(2,728)
Gain on sale	—	660	11
(Losses) gains on hedging derivatives, net	(35,550)	(2,512)	2,271
	(94,330)	(103,487)	(78,617)
	118,395	67,812	53,216
From PFSI—MSR recapture income	2,192	1,428	1,573
Net mortgage loan servicing fees	$120,587	$69,240	$54,789
Average servicing portfolio	$80,500,212	$63,836,843	$49,626,758

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(363,271)	$(209,898)	$(229,743)
Hedging activities	9,172	(15,288)	30,927
	(354,099)	(225,186)	(198,816)
Non cash gain:
Recognition of fair value of firm commitment to purchase credit risk transfer security	30,595	—	—
Receipt of MSRs in mortgage loan sale transactions	356,755	290,309	275,092
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(2,531)	(3,147)	(3,254)
Reduction in liability due to change in estimate	3,707	9,679	7,564
	1,176	6,532	4,310
Change in fair value of financial instruments held at year end:
IRLCs	7,356	855	(869)
Mortgage loans	(9,685)	5,879	(1,846)
Hedging derivatives	16,162	(15,957)	19,347
	13,833	(9,223)	16,632
Total from non-affiliates-sourcing fees	48,260	62,432	97,218
From PFSI—cash gain	10,925	12,084	9,224
	$59,185	$74,516	$106,442

Note 23—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
From non-affiliates:
Mortgage-backed securities at fair value	$(11,262)	$5,498	$(13,168)
Mortgage loans at fair value:
Distressed	(15,197)	(684)	(3,504)
Held in a VIE	(8,499)	4,266	(1,748)
CRT Agreements	92,943	123,728	32,500
Firm commitment to purchase CRT securities	7,399	—	—
Asset-backed financing of a VIE at fair value	9,610	(3,426)	3,238
Hedging derivatives	(4,152)	(18,468)	7,251
	70,842	110,914	24,569
From PFSI—ESS	11,084	(14,530)	(17,394)
	$81,926	$96,384	$7,175

Note 24—Net Interest Income

Net interest income is summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$852	$576	$923
Mortgage-backed securities	55,487	29,438	14,663
Mortgage loans acquired for sale at fair value	75,610	53,164	54,750
Mortgage loans at fair value:
Distressed	21,666	63,613	107,044
Held in a VIE	11,813	14,425	17,042
Deposits securing CRT Agreements	15,441	4,291	930
Placement fees relating to custodial funds	26,065	12,517	4,058
Other	700	201	111
	207,634	178,225	199,521
From PFSI—ESS	15,138	16,951	22,601
	222,772	195,176	222,122
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	115,383	93,580	92,838
Mortgage loan participation purchase and sale agreements	2,422	1,593	1,376
Exchangeable Notes	14,601	14,535	14,473
Notes payable	14,623	12,634	12,892
Asset-backed financings of a VIE at fair value	10,821	13,184	12,091
FHLB advances	—	—	122
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	7,324	5,928	6,812
Interest on mortgage loan impound deposits	2,535	1,879	1,334
	167,709	143,333	141,938
To PFSI—Assets sold under agreement to repurchase	7,462	8,038	7,830
	175,171	151,371	149,768
Net interest income	$47,601	$43,805	$72,354

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2018 and 2017, the Company included $19.7 million and $3.1 million, respectively, of such incentives as a reduction of Interest expense. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

Note 25—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT’s common shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

Restricted share units have been awarded to trustees and officers of the Company and to other employees of PFSI and its subsidiaries at no cost to the grantees. Such awards generally vest over a one- to three-year period.

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Grants:
Restricted share units	129	136	218
Performance share units	116	126	112
Total share units granted	245	262	330
Grant date fair value:
Restricted share units granted	$2,281	$2,316	$2,690
Performance share units granted	1,542	1,675	1,351
Total fair value of share units granted	$3,823	$3,991	$4,041
Vestings:
Restricted share units	261	284	299
Performance share units	27	—	—
Total share units vested	288	284	299
Forfeitures:
Restricted share units	2	13	—
Performance share units	—	—	—
Total share units forfeited	2	13	—
Compensation expense relating to share-based grants	$5,318	$4,904	$5,748

	December 31, 2018
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	360	237
Grant date fair value per unit	$17.69	$11.21
Average remaining vesting period (months)	8	9

Note 26—Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$4,640	$5,306	$7,898
Safekeeping	1,805	2,918	2,675
Bank service charges	1,522	2,150	842
Technology	1,408	1,479	1,448
Insurance	1,193	1,150	1,326
Other	825	1,197	823
	$11,393	$14,200	$15,012

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

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends. The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2018	49%	0%	51%
2017	71%	29%	0%
2016	60%	40%	0%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. Before 2017, the TRS had made no such distributions to the Company.  In 2017, the TRS made a $20 million distribution that resulted in dividend income to the Company. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of income.

The following table details the Company’s provision for (benefit from) income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Current expense:
Federal	$19	$251	$361
State	6	57	81
Total current expense	25	308	442
Deferred expense (benefit):
Federal	7,587	3,824	(8,790)
State	(2,422)	2,665	(5,699)
Total deferred expense (benefit)	5,165	6,489	(14,489)
Total provision for (benefit from) income taxes	$5,190	$6,797	$(14,047)

The following table is a reconciliation of the Company’s provision for (benefit from) income taxes at statutory rates to the provision for (benefit from) income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$33,177	21.0%	$43,591	35.0%	$21,617	35.0%
Effect of non-taxable REIT income	(26,647)	(16.9)%	(25,754)	(20.7)%	(32,501)	(52.6)%
State income taxes, net of federal benefit	(2,044)	(1.3)%	1,687	1.4%	(3,652)	(5.9)%
Effect of federal statutory rate change	—	0%	(12,992)	(10.4)%	—	0%
Other	704	0.4%	265	0.2%	489	0.8%
Valuation allowance	—	0%	—	0%	—	0%
Provision for (benefit from) income taxes	$5,190	3.3%	$6,797	5.5%	$(14,047)	(22.7)%

The Company’s tax expense for the year ended December 31, 2017 was significantly impacted by the enactment of the Tax Act on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  In 2017, the Company recorded a tax benefit of $13.0 million due to a re-measurement of deferred tax assets and liabilities of the TRS resulting from the decrease in the federal tax rate.  The re-measurement of the deferred tax assets and liabilities is predominantly based on the reduction to the Federal rate as described above, which will result in lower tax expense when these deferred tax assets and liabilities are realized.

The Company’s components of the provision for (benefit from) deferred income taxes are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Real estate valuation loss	$1,565	$3,476	$2,732
Mortgage servicing rights	4,797	15,516	10,597
Net operating loss carryforward	(1,109)	4,333	(19,863)
Liability for losses under representations and warranties	405	2,652	2,222
Excess interest expense disallowance	234	(7,304)	(8,721)
Effect of federal statutory rate change	—	(12,992)	—
Other	(727)	808	(1,456)
Valuation allowance	—	—	—
Total provision for (benefit from) deferred income taxes	$5,165	$6,489	$(14,489)

The components of income taxes payable are as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
Taxes currently (receivable) payable	$(1,160)	$148
Deferred income taxes payable	37,686	27,169
Income taxes payable	$36,526	$27,317

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2018	December 31, 2017
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$40,896	$39,788
Excess interest expense disallowance	19,901	20,135
REO valuation loss	2,578	4,143
Liability for losses under representations and warranties	2,011	2,416
Other	1,576	848
Gross deferred tax assets	66,962	67,330
Deferred income tax liabilities:
Mortgage servicing rights	104,648	94,499
Other	—	—
Gross deferred tax liabilities	104,648	94,499
Net deferred income tax liability	$37,686	$27,169

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $136.8 million and $131.5 million at December 31, 2018 and December 31, 2017, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but are limited to 80% of taxable income.

At December 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2018 and December 31, 2017.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2015 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2014 and forward. The TRS’s New York state income tax returns for tax years 2013 through 2015 were examined and accepted as filed with no changes.

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

Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income available to common shareholders, reduced by income attributable to the participating securities, by the weighted average common shares outstanding during the period.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s Exchangeable Notes, by the weighted average common shares outstanding, assuming all dilutive securities were issued.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2018	2017	2016
	(in thousands except per share amounts)
Net income	$152,798	$117,749	$75,810
Dividends on preferred shares	(24,938)	(15,267)	—
Effect of participating securities—share-based compensation awards	(750)	(991)	(1,333)
Net income attributable to common shareholders	$127,110	$101,491	$74,477

Net income attributable to common shareholders	$127,110	$101,491	$74,477
Interest on Exchangeable Notes, net of income taxes	10,637	8,757	8,719
Diluted net income attributable to common shareholders	$137,747	$110,248	$83,196
Weighted average basic shares outstanding	60,898	66,144	68,642
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,467
Diluted weighted average number of shares outstanding	69,365	74,611	77,109
Basic earnings per share	$2.09	$1.53	$1.09
Diluted earnings per share	$1.99	$1.48	$1.08

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Shares issuable under share-based compensation plan	252	157	701

Note 29—Segments

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

•

The credit sensitive strategies segment represents the Company’s investments in CRT Agreements, firm commitment to purchase CRT securities, distressed mortgage loans, REO, real estate held for investment and non-Agency subordinated bonds.

•	The interest rate sensitive strategies segment represents the Company’s investments in MSRs, ESS, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•	The corporate segment includes certain interest income, management fee and corporate expense amounts.

Segment results for the year ended December 31, 2016 have been restated to conform prior year presentation to the new segment composition.

Financial highlights by operating segment are summarized below:

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2018	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net mortgage loan servicing fees	$—	$29	$120,558	$—	$120,587
Net gain on mortgage loans acquired for sale	28,445	30,740	—	—	59,185
Net gain (loss) on investments	—	84,943	(3,017)	—	81,926
Net interest income (expense):
Interest income	75,068	37,786	108,366	1,552	222,772
Interest expense	(41,354)	(41,523)	(92,294)	—	(175,171)
	33,714	(3,737)	16,072	1,552	47,601
Other income (loss)	43,447	(1,704)	—	25	41,768
	105,606	110,271	133,613	1,577	351,067
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	81,350	7,561	34,484	—	123,395
Management fees	—	—	—	24,465	24,465
Other	7,784	15,459	697	21,279	45,219
	89,134	23,020	35,181	45,744	193,079
Pre-tax income (loss)	$16,472	$87,251	$98,432	$(44,167)	$157,988
Total assets at year end	$1,698,656	$1,602,776	$4,373,488	$138,441	$7,813,361

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2017	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net mortgage loan servicing fees	$—	$134	$69,106	$—	$69,240
Net gain on mortgage loans acquired for sale	74,308	208	—	—	74,516
Net gain (loss) on investments	—	123,774	(27,390)	—	96,384
Net interest income:
Interest income	52,522	69,008	72,870	776	195,176
Interest expense	(35,128)	(53,434)	(62,809)	—	(151,371)
	17,394	15,574	10,061	776	43,805
Other income (loss)	40,279	(6,290)	—	6	33,995
	131,981	133,400	51,777	782	317,940
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	80,366	15,611	27,446	—	123,423
Management fees	—	—	—	22,584	22,584
Other	8,677	15,575	1,648	21,487	47,387
	89,043	31,186	29,094	44,071	193,394
Pre-tax income (loss)	$42,938	$102,214	$22,683	$(43,289)	$124,546
Total assets at year end	$1,302,245	$1,791,447	$2,414,423	$96,818	$5,604,933

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2016	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net mortgage loan servicing fees	$—	$6	$54,783	—	$54,789
Net gain (loss) on mortgage loans acquired for sale	107,126	(684)	—	—	106,442
Net gain (loss) on investments	—	30,418	(23,243)	—	7,175
Net interest income:
Interest income	53,943	109,986	57,542	651	222,122
Interest expense	(34,630)	(62,707)	(52,431)	—	(149,768)
	19,313	47,279	5,111	651	72,354
Other income (loss)	42,091	(10,763)	—	—	31,328
	168,530	66,256	36,651	651	272,088
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	86,488	29,601	20,991	—	137,080
Management fees	—	—	—	20,657	20,657
Other	8,200	19,367	1,619	23,402	52,588
	94,688	48,968	22,610	44,059	210,325
Pre-tax income (loss)	$73,842	$17,288	$14,041	$(43,408)	$61,763
Total assets at year end	$1,734,290	$2,288,886	$2,177,024	$157,302	$6,357,502

Note 30—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2018				2017
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
Net investment income	$83,902	$108,501	$82,991	$75,673	$93,703	$75,804	$83,959	$64,474
Net income	$41,625	$46,562	$36,425	$28,186	$40,838	$19,395	$28,780	$28,737
Earnings per share:
Basic	$0.58	$0.66	$0.49	$0.36	$0.53	$0.20	$0.39	$0.42
Diluted	$0.55	$0.62	$0.47	$0.35	$0.50	$0.20	$0.38	$0.40
Cash dividends declared per share	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47
At quarter end:
Mortgage-backed securities	$2,610,422	$2,126,507	$1,698,322	$1,436,456	$989,461	$1,036,669	$1,065,540	$1,089,610
Mortgage loans (1)	2,052,262	2,582,600	2,539,963	1,895,023	2,358,988	2,618,283	2,846,415	2,861,797
Excess servicing spread	216,110	223,275	229,470	236,002	236,534	248,763	261,796	277,484
Derivative assets	167,165	143,577	133,239	122,518	113,881	67,288	73,875	41,213
Real estate (2)	128,791	141,576	155,702	187,296	207,089	227,580	247,350	260,368
Deposits securing credit risk transfer agreements	1,146,501	662,624	651,204	622,330	588,867	545,694	503,108	463,836
Mortgage servicing rights	1,162,369	1,109,741	1,010,507	957,013	844,781	790,335	734,800	696,970
Other assets	329,741	277,678	258,442	333,848	265,332	250,431	277,360	311,668
Total assets	$7,813,361	$7,267,578	$6,676,849	$5,790,486	$5,604,933	$5,785,043	$6,010,244	$6,002,946
Short-term debt	$5,081,691	$4,452,670	$3,630,843	$3,366,181	$3,269,462	$3,475,552	$3,846,324	$3,634,396
Long-term debt	1,011,433	1,086,841	1,363,886	737,289	661,715	571,696	582,665	780,180
Other liabilities	154,105	169,504	136,633	144,758	129,171	127,230	126,423	129,780
Total liabilities	6,247,229	5,709,015	5,131,362	4,248,228	4,060,348	4,174,478	4,555,412	4,544,356
Shareholders’ equity	1,566,132	1,558,563	1,545,487	1,542,258	1,544,585	1,610,565	1,454,832	1,458,590
Total liabilities and shareholders’ equity	$7,813,361	$7,267,578	$6,676,849	$5,790,486	$5,604,933	$5,785,043	$6,010,244	$6,002,946

(1)	Includes mortgage loans acquired for sale at fair value and mortgage loans at fair value.
(2)	Includes REO and real estate held for investment.

Note 31—Supplemental Cash Flow Information

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Payments:
Income tax (refunds), net	$1,333	$(2,354)	$1,294
Interest	$170,435	$152,441	$157,686
Cumulative effect on accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$(14,361)	$—	$—
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$32,578	$87,202	$207,431
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$5,183	$16,530	$21,406
Transfer of real estate acquired in settlement of mortgage loans from real estate held for investment	$3,401	$—	$—
Receipt of mortgage servicing rights as proceeds from sales of mortgage loans	$356,755	$290,309	$275,092
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$2,688	$5,244	$6,603
Capitalization of servicing advances pursuant to mortgage loan modifications	$5,481	$18,923	$—
Non-cash financing activities:
Dividends declared, not paid	$28,816	$29,145	$31,655

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

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2018	$528,506	$238,915	11%	6%	$58,144	$31,678
December 31, 2017	$487,535	$182,818	12%	6%	$73,252	$25,245

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 33—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2018
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$860,000	$1,566,132
Operating Partnership	$860,000	$1,598,784
PennyMac Holdings	$250,000	$598,826
PennyMac Corp	$150,000	$526,935

(1)	Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2018	2017
	(in thousands)
Assets
Short-term investment	$714	$1,873
Investments in subsidiaries	1,599,298	1,651,419
Due from subsidiaries	86	2
Other assets	647	589
Total assets	$1,600,745	$1,653,883

Liabilities
Dividends payable	$28,680	$28,949
Accounts payable and accrued liabilities	2,338	5,657
Capital notes due to subsidiaries	—	69,200
Due to affiliates	888	1,073
Due to subsidiaries	27	3
Total liabilities	31,933	104,882
Shareholders' equity	1,568,812	1,549,001
Total liabilities and shareholders' equity	$1,600,745	$1,653,883

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Income
Dividends from subsidiaries	$221,469	$177,571	$230,091
Intercompany interest	8	7	6
Other	1,250	1,256	1,250
Total income	222,727	178,834	231,347
Expenses
Intercompany interest	414	378	1,382
Other	—	—	(114)
Total expenses	414	378	1,268
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	222,313	178,456	230,079
Provision for income taxes	24	308	442
Income before equity in undistributed earnings of subsidiaries	222,289	178,148	229,637
Equity in distributions in excess of earnings of subsidiaries	(71,180)	(60,655)	(155,093)
Net income	$151,109	$117,493	$74,544

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$151,109	$117,493	$74,544
Equity in distributions in excess of earnings of subsidiaries	71,180	60,655	155,093
Decrease in due from affiliates	490	620	693
(Increase) decrease in other assets	(58)	21	196
(Decrease) increase in accounts payable and accrued liabilities	(3,320)	2,892	93
Increase in due from affiliates	(185)	(58)	(116)
Increase (decrease) due to affiliates	84	35	(174)
Net cash provided by operating activities	219,300	181,658	230,329
Cash flows from investing activities:
Increase in investment in subsidiaries	—	(299,919)	—
Net decrease (increase) in short-term investments	1,159	(838)	1,571
Net cash provided by (used in) investing activities	1,159	(300,757)	1,571
Cash flows from financing activities:
Net (decrease) increase in intercompany unsecured note payable	(69,200)	50,791	(1,970)
Issuance of preferred shares	—	310,000	—
Payment of issuance costs related to preferred shares	—	(10,293)	—
Payment of dividends to preferred shareholders	(24,944)	(14,066)	—
Payment of dividends to common shareholders	(115,596)	(126,135)	(131,560)
Repurchases of common shares	(10,719)	(91,198)	(98,370)
Net cash (used in) provided by financing activities	(220,459)	119,099	(231,900)
Net change in cash	—	—	—
Cash and restricted cash at beginning of year	—	—	—
Cash and restricted cash at end of year	$—	$—	$—

Non-cash financing activity — dividends payable	$28,816	$29,145	$31,655

Note 34—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On February 11, 2019, the Company, the Operating Partnership, and the Manager entered into a Purchase Agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Underwriter” and collectively, the “Underwriters”), relating to the issuance and sale by the Company, and the purchase by the Underwriters, severally, of 7,000,000 common shares of beneficial interest, par value $0.01 per share at a purchase price of $20.41 per share (before expenses).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2019

/s/ Andrew S. Chang
Andrew S. Chang	Chief Financial Officer (Principal Financial Officer)	February 26, 2019

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019

/s/ Stanford L. Kurland
Stanford L. Kurland	Executive Chairman	February 26, 2019

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 26, 2019

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 26, 2019

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 26, 2019

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 26, 2019

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	February 26, 2019

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 26, 2019

/s/ Frank P. Willey
Frank P. Willey	Trustee	February 26, 2019