Form 10-Q
period 2019-03-31
PennyMac Mortgage Investment Trust
filed 2019-05-03
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PB	New York Stock Exchange
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2019
Common Shares of Beneficial Interest, $0.01 par value	68,412,435

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2019

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

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

•	our ability to maintain appropriate internal control over financial reporting;
•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions and man-made or natural disasters;
•	technologies for loans and our ability to mitigate security risks and cyber intrusions;
•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;
•	our ability to detect misconduct and fraud;
•	our ability to comply with various federal, state and local laws and regulations that govern our business;
•	developments in the secondary markets for our mortgage loan products;
•	legislative and regulatory changes that impact the mortgage loan industry or housing market;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018
	(in thousands, except share information)
ASSETS
Cash	$68,538	$59,845
Short-term investments at fair value	29,751	74,850
Mortgage-backed securities at fair value pledged to creditors	2,589,106	2,610,422
Mortgage loans acquired for sale at fair value (includes $1,414,330 and $1,621,879 pledged to creditors, respectively)	1,435,071	1,643,957
Mortgage loans at fair value (includes $394,361 and $399,266 pledged to creditors, respectively)	398,664	408,305
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	205,081	216,110
Derivative assets (includes $97,883 and $87,976 pledged to creditors, respectively)	188,710	167,165
Firm commitment to purchase credit risk transfer securities at fair value	79,784	37,994
Real estate acquired in settlement of loans (includes $18,927 and $40,198 pledged to creditors, respectively)	72,175	85,681
Real estate held for investment (includes $30,007 and $23,262 pledged to creditors, respectively)	42,346	43,110
Deposits securing credit risk transfer agreements (includes $1,137,283 and $1,146,501 pledged to creditors, respectively)	1,137,283	1,146,501
Mortgage servicing rights at fair value (includes $1,133,736 and $1,139,582 pledged to creditors, respectively)	1,156,908	1,162,369
Servicing advances	37,392	67,666
Due from PennyMac Financial Services, Inc.	3,345	4,077
Other	111,833	85,309
Total assets	$7,555,987	$7,813,361
LIABILITIES
Assets sold under agreements to repurchase	$4,179,829	$4,777,027
Mortgage loan participation purchase and sale agreements	73,142	178,639
Exchangeable senior notes	248,652	248,350
Notes payable	739,224	445,573
Asset-backed financing of a variable interest entity at fair value	275,509	276,499
Interest-only security payable at fair value	32,564	36,011
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	125,929	131,025
Derivative liabilities	8,750	5,914
Accounts payable and accrued liabilities	74,294	70,687
Due to PennyMac Financial Services, Inc.	29,951	33,464
Income taxes payable	32,866	36,526
Liability for losses under representations and warranties	7,688	7,514
Total liabilities	5,828,398	6,247,229

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 68,412,435 and 60,951,444 common shares, respectively	684	610
Additional paid-in capital	1,431,887	1,285,533
Accumulated deficit	(4,689)	(19,718)
Total shareholders’ equity	1,727,589	1,566,132
Total liabilities and shareholders’ equity	$7,555,987	$7,813,361

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Mortgage loans at fair value	$289,552	$290,573
Derivative assets	130,447	123,987
Deposits securing credit risk transfer agreements	1,137,283	1,146,501
Other—interest receivable	825	839
	$1,558,107	$1,561,900
LIABILITIES
Asset-backed financing at fair value	$275,509	$276,499
Interest-only security payable at fair value	32,564	36,011
Accounts payable and accrued liabilities—interest payable	825	839
	$308,898	$313,349

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Net investment income
Net gain (loss) on investments:
From nonaffiliates	$98,655	$(7,733)
From PennyMac Financial Services, Inc.	(3,562)	7,751
	95,093	18
Net gain on mortgage loans acquired for sale:
From nonaffiliates	19,329	4,986
From PennyMac Financial Services, Inc.	1,994	2,641
	21,323	7,627
Mortgage loan origination fees	12,938	7,037
Net mortgage loan servicing fees:
From nonaffiliates	(31,714)	55,560
From PennyMac Financial Services, Inc.	634	595
	(31,080)	56,155
Interest income:
From nonaffiliates	60,015	37,046
From PennyMac Financial Services, Inc.	3,066	3,934
	63,081	40,980
Interest expense:
To nonaffiliates	52,943	32,840
To PennyMac Financial Services, Inc.	1,796	1,976
	54,739	34,816
Net interest income	8,342	6,164
Results of real estate acquired in settlement of loans	(1,480)	(3,226)
Other	1,482	1,898
Net investment income	106,618	75,673
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	27,574	11,944
Mortgage loan servicing fees	10,570	11,019
Management fees	7,248	5,696
Mortgage loan origination	2,277	272
Compensation	1,969	1,268
Mortgage loan collection and liquidation	1,584	2,229
Professional services	1,327	1,319
Real estate held for investment	1,054	1,438
Other	3,148	2,650
Total expenses	56,751	37,835
Income before (benefit from) provision for income taxes	49,867	37,838
(Benefit from) provision for income taxes	(3,660)	9,652
Net income	53,527	28,186
Dividends on preferred shares	6,234	6,234
Net income attributable to common shareholders	$47,293	$21,952
Earnings per common share
Basic	$0.73	$0.36
Diluted	$0.68	$0.35
Weighted average common shares outstanding
Basic	64,629	60,761
Diluted	73,371	69,875
Dividends declared per common share	$0.47	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	28,186	28,186
Share-based compensation	—	—	220	2	897	—	899
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(28,818)	(28,818)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at March 31, 2018	12,400	$299,707	60,883	$609	$1,281,115	$(39,173)	$1,542,258
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	53,527	53,527
Share-based compensation	—	—	240	2	(985)	—	(983)
Issuance of common shares	—	—	7,221	72	149,395	—	149,467
Issuance costs relating to common shares	—	—	—	—	(2,056)	—	(2,056)
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(32,262)	(32,262)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at March 31, 2019	12,400	$299,707	68,412	$684	$1,431,887	$(4,689)	$1,727,589

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$53,527	$28,186
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investments	(95,093)	(18)
Net gain on mortgage loans acquired for sale at fair value	(21,323)	(7,627)
Net change in fair value of mortgage servicing rights	96,194	(5,125)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(3,066)	(3,934)
Capitalization of interest and fees on mortgage loans at fair value	(762)	(2,180)
Amortization of debt issuance (premiums) and costs, net	(4,899)	236
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a VIE	5,252	507
Results of real estate acquired in settlement of loans	1,480	3,226
Share-based compensation expense	1,617	899
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(15,473,441)	(13,524,468)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(884,510)	(781,326)
Repurchase of mortgage loans subject to representation and warranties	(2,880)	(2,830)
Sale to nonaffiliates and repayment of mortgage loans acquired for sale at fair value	9,475,174	5,200,584
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	6,959,390	9,212,188
Settlement of repurchase agreement derivatives	4,492	—
Decrease in servicing advances	33,052	17,204
Decrease in due from PennyMac Financial Services, Inc.	713	3,767
Decrease (Increase) in other assets	6,846	(25,462)
Increase (decrease) in accounts payable and accrued liabilities	313	(1,229)
(Decrease) increase in due to PennyMac Financial Services, Inc.	(3,513)	237
(Decrease) increase in income taxes payable	(3,660)	9,652
Net cash provided by operating activities	144,903	122,487
Cash flows from investing activities
Net decrease (increase) in short-term investments	45,099	(52,646)
Purchase of mortgage-backed securities at fair value	—	(500,573)
Sale and repayment of mortgage-backed securities at fair value	53,682	30,741
Repurchase of mortgage loans at fair value	(1,077)	—
Sale and repayment of mortgage loans at fair value	8,436	276,467
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	10,552	12,291
Net settlement of derivative financial instruments	(4,814)	(2,329)
Sale of real estate acquired in settlement of loans	16,900	32,437
Distribution from credit risk transfer agreements	30,262	27,655
Deposit of cash securing credit risk transfer agreements	—	(41,789)
Decrease (increase) in margin deposits	16,429	(9,823)
Net cash provided by (used in) investing activities	175,469	(227,569)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	22,303,421	17,446,171
Repurchase of assets sold under agreements to repurchase	(22,901,600)	(17,218,539)
Issuance of mortgage loan participation certificates	1,661,385	1,208,189
Repayment of mortgage loan participation certificates	(1,766,937)	(1,252,708)
Issuance of note payable	295,730	—
Repayment of asset-backed financing of a variable interest entity at fair value	(4,669)	(3,915)
Advances under assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	2,293
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(5,096)	(3,483)
Payment of debt issuance costs	(3,520)	(2,306)
Payment of dividends to preferred shareholders	(6,236)	(6,236)
Payment of dividends to common shareholders	(28,816)	(29,145)
Issuance of common shares	149,467	—
Payment of issuance costs related to common shares	(2,056)	—
Payment of vested share withholdings	(2,600)	—
Payment of contingent underwriting fees payable	(152)	—
Repurchase of common shares	—	(10,719)
Net cash (used in) provided by financing activities	(311,679)	129,602
Net increase in cash	8,693	24,520
Cash at beginning of quarter	59,845	77,647
Cash at end of quarter	$68,538	$102,167

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

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT securities, distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread purchased from PFSI (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

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

The Company held no restricted cash during the Quarters presented. Therefore the consolidated statements of cash flows do not include references to restricted cash.

Note 3—Accounting Development

Stock Compensation

The Company adopted Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), effective January 1, 2019. ASU 2018-07 expands the scope of the Compensation—Stock Compensation topic of the ASC, which provides accounting guidance relating to share-based payments issued to employees, to include share-based payments issued to non-employees of the Manager and its affiliates for goods or services. Consequently, under ASU 2018-07, the accounting for share-based payments to employees of the Manager and its affiliates is now substantially aligned with the Company’s present accounting for share-based payments to its trustees.

The Company issues share-based compensation to certain employees of the Manager and its affiliates. Through December 31, 2018, the Company accounted for share-based payments to employees of the Manager and its affiliates under the guidance of Equity – Equity-Based Payments to Non-Employees topic of the ASC. Under that topic, the measure of cost relating to such grants was generally established based on the fair value of the shares upon vesting of the share-based awards.  Accordingly, the Manager’s estimate of compensation costs, and by extension periodic expense amounts, fluctuated with movements in the Company’s common share price during the period that expense relating to the grants is being recognized. As a result of the adoption of ASU 2018-07, the cost of share-based grants made to employees of the Manager and its affiliates are fixed at the date of the grant for restricted share units issued to employees of the Manager and its affiliates and variable to the extent of changes in performance attainment expectations for performance share units issued to all grantees.

Upon adoption of ASU 2018-07, the Company did not record a cumulative effect adjustment to its accumulated deficit.

Note 4—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements and distressed mortgage loans. These investments include assets that are more sensitive to borrower creditworthiness than other mortgage investments such as traditional mortgage loans and mortgage-backed securities.

As detailed in Note 6 – Loan Sales and Variable Interest Entities, the Company also invests in CRT arrangements whereby it sells pools of recently-originated mortgage loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, retaining a portion of the credit risk underlying such mortgage loans as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”); or

•	beginning in June 2018, entering into a firm commitment to purchase CRT securities that absorb losses from defaults of such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the related mortgage loans, and, in the case of CRT Agreements, exposes the Company to risk of loss greater than the risks associated with selling such mortgage loans to Fannie Mae without the retention of such credit risk.

CRT Agreements are structured such that mortgage loans that reach a specific number of days delinquent will trigger losses chargeable to the CRT Agreements in proportion to the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related mortgage loans because the structure of certain of the CRT Agreements provides that the Company may be required to realize losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

At the beginning of the aggregation period and before the settlement of the CRT securities, the Company makes a firm commitment to purchase the CRT securities. The Company has elected to account for these commitments at fair value. Accordingly, the Company recognizes the fair value of such commitment as it sells loans subject to the firm commitment, and also recognizes changes in fair value of the firm commitment during the time it is outstanding. Unlike the Company’s investment in CRT Agreements before June 2018, the structure of its investment in CRT securities only requires the Company to absorb incurred losses when the reference mortgage loans realize actual losses.

In addition to the risks specific to credit, the Company is exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT arrangements.

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

The Company purchases newly originated conforming balance non-government insured or guaranteed mortgage loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Mortgage loan fulfillment fees earned by PLS	$27,574	$11,944
UPB of mortgage loans fulfilled by PLS	$8,135,552	$4,225,631

Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$1,994	$2,641
UPB of mortgage loans sold to PLS	$6,647,338	$8,847,873

Purchases of mortgage loans acquired for sale from PLS	$884,510	$781,326

Tax service fee paid to PLS included in Other expense	$2,243	$1,208

	March 31, 2019	December 31, 2018
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$195,839	$86,308

Mortgage Loan Servicing

The Company, through its Operating Partnership, has an amended and restated mortgage loan servicing agreement with PLS dated as of September 12, 2016, pursuant to which PLS provides servicing for the Company's portfolio of residential mortgage loans and subservicing for its portfolio of MSRs. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to mortgage loans it services for the Company.

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

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company has a small number of employees and limited infrastructure. For these services, PLS received a supplemental fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in the performance of its servicing obligations.

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

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Mortgage loan servicing fees:
Mortgage loans acquired for sale at fair value	$239	$178
Mortgage loans at fair value	463	3,119
MSRs	9,868	7,722
	$10,570	$11,019
Average investment in:
Mortgage loans acquired for sale at fair value	$1,633,711	$1,046,289
Mortgage loans at fair value:
Distressed mortgage loans	$112,923	$738,333
Mortgage loans held in a VIE	$289,771	$314,717
Average MSR portfolio UPB	$95,953,915	$73,694,438
MSR recapture income recognized included in Net mortgage loan servicing fees—from PennyMac Financial Services, Inc.	$634	$595

Management Fees

The Company has a management agreement with PCM, which was amended and restated effective as of September 12, 2016. Under the management agreement, the Company pays PCM management fees as follows:

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

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Base management	$6,109	$5,696
Performance incentive	1,139	—
	$7,248	$5,696

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,236	$1,001
Compensation	120	120
Expenses incurred on the Company’s behalf, net	570	573
	$1,926	$1,694
Payments and settlements during the quarter (1)	$15,189	$7,658

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2019	2018
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$508	$904
Repayments and sales	$10,552	$12,291
Interest income	$3,066	$3,934
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$(4,051)	$6,921
Recapture income	489	830
	$(3,562)	$7,751

	March 31, 2019	December 31, 2018
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$205,081	$216,110

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2019 and December 31, 2018.

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

Conditional Reimbursement of Initial Public Offering (“IPO”) Underwriting Fees

In connection with its IPO, the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf (the “Conditional Reimbursement”). Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees. On February 1, 2019, the term of the reimbursement agreement was extended and now expires on February 1, 2023.

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Sale of assets under agreements to repurchase	$—	$2,293
Repurchase of assets sold under agreements to repurchase	$5,096	$3,483
Interest expense	$1,796	$1,976
Conditional Reimbursement paid to:
PCM	$75	$—
Underwriters	$152	$—

	March 31, 2019	December 31, 2018
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$125,929	$131,025
Conditional Reimbursement payable to PCM included in Accounts payable and accrued liabilities	$726	$801

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2019	December 31, 2018
	(in thousands)
Due from PFSI:
MSR recapture receivable	$160	$179
Other	3,185	3,898
	$3,345	$4,077
Due to PFSI:
Fulfillment fees	$11,744	$10,006
Management fees	7,238	6,559
Mortgage loan servicing fees	4,350	4,841
Allocated expenses and expenses paid by PFSI on PMT’s behalf	3,907	9,066
Correspondent production fees	1,852	2,071
Conditional Reimbursement	726	801
Interest on Assets sold to PFSI under agreement to repurchase	134	120
	$29,951	$33,464

Note 6—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities (“VIEs”) that relate to its mortgage loan transfer and financing activities and credit risk investments. These entities are classified as VIEs for accounting purposes. The Company has distinguished its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flows:
Proceeds from sales	$9,475,174	$5,200,584
Mortgage loan servicing fees received (1)	$61,272	$48,732

(1)	Net of guarantee fees

The following table summarizes collection status information for mortgage loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	March 31, 2019	December 31, 2018
	(in thousands)
UPB of mortgage loans outstanding	$98,863,013	$91,982,335
UPB of delinquent mortgage loans:
30-89 days delinquent	$564,184	$614,668
90 or more days delinquent:
Not in foreclosure	$157,127	$142,871
In foreclosure	$39,739	$40,445
UPB of mortgage loans in bankruptcy	$88,936	$75,947
Custodial funds managed by the Company (1)	$1,384,404	$970,328

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Consolidated VIEs

Credit Risk Transfer Transactions

The Company has entered into mortgage loan sales arrangements pursuant to which it accepts credit risk relating to certain of its mortgage loan sales. These arrangements include CRT Agreements and sales of mortgage loans that include commitments to purchase CRT securities that absorb credit losses on such mortgage loans.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations in addition to IO ownership interests in such mortgage loans. The transfers of mortgage loans subject to CRT Agreements were accounted for as sales. The Company placed Deposits securing CRT Agreements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT Agreements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements.

The Company’s exposure to losses under its Recourse Obligation was initially established at 3.5% of the UPB of the mortgage loans sold under the CRT Agreements. As the UPB of the underlying mortgage loans subject to each CRT Agreement is reduced through repayments, the percentage exposure of each CRT Agreement will increase to a maximum of 4.5% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. Gains and losses on derivatives related to CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income. The final sales of mortgage loans subject to the CRT Agreements were made during 2018.

Following is a summary of the CRT Agreements:

	Quarter ended March 31,
	2019	2018
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$—	$3,210,478
Deposits securing CRT Agreements	$—	$41,789
Increase (decrease) in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	—	70,486
	$—	$112,275
Interest earned on Deposits securing CRT Agreements	$6,775	$2,031
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$21,043	$19,329
Resulting from valuation changes	6,460	5,355
	27,503	24,684
Change in fair value of Interest-only security payable at fair value	3,447	(2,133)
	$30,950	$22,551
Payments made to settle losses	$895	$828

	March 31, 2019	December 31, 2018
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$29,265,550	$29,934,003
Collection status (in UPB):
Delinquency
Current	$28,989,452	$29,633,133
30—89 days delinquent	$198,833	$228,296
90—180 days delinquent	$41,299	$39,826
180 or more days delinquent	$2,704	$4,208
Foreclosure	$3,734	$5,180
Bankruptcy	$29,528	$23,360
Carrying value of CRT Agreements:
Derivative assets	$130,447	$123,987
Deposits securing CRT Agreements	$1,137,283	$1,146,501
Interest-only security payable at fair value	$32,564	$36,011
CRT Agreement assets pledged to secure:
Assets sold under agreements to repurchase
Deposits securing CRT Agreements	$770,451	$1,146,501
Derivative assets	$73,148	$87,976
Notes payable
Deposits securing CRT Agreements	$366,831	$—
Derivative assets	$24,735	$—

Effective in June 2018, the Company began entering into a different CRT arrangement. Under the new arrangement, the Company sells mortgage loans subject to agreements that require the Company to purchase securities that absorb credit losses on such mortgage loans. The Company has elected to account for the firm commitments to purchase such CRT securities at fair value. The Company recognizes these purchase commitments initially as a component of Gain on sale of mortgage loans; subsequent changes in fair value are recognized in Net gain (loss) on investments.

Following is a summary of activity under these purchase commitments:

	Quarter ended March 31, 2019
	(in thousands)
UPB of mortgage loans sold	$7,702,080
Increase in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold	$281,917
Fair value of firm commitment recognized in Gain on sale of mortgage loans	$19,600
Gains recognized on firm commitment included in Net gain (loss) on investments	$22,190

	March 31, 2019	December 31, 2018
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$886,969	$605,052
Fair value of firm commitment	$79,784	$37,994
UPB of mortgage loans sold subject to firm commitment to purchase CRT securities related to such loans	$23,652,494	$16,392,300
Collection status (in UPB):
Current	$23,564,883	$16,329,044
30—89 days delinquent	$76,198	$61,035
90—180 days delinquent	$8,084	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$1,599	$—
Bankruptcy	$1,730	$1,258

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $14.0 million and $14.1 million as of March 31, 2019 and December 31, 2018, respectively. The Company includes the balance of certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

Note 7—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured at or based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Company has elected to carry the item at its fair value as discussed in the following paragraphs.

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

•

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and to their fair values. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets, firm commitment to purchase credit risk transfer securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified the Company’s asset-backed financing of a VIE and interest only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$29,751	$—	$—	$29,751
Mortgage-backed securities at fair value	—	2,589,106	—	2,589,106
Mortgage loans acquired for sale at fair value	—	1,416,710	18,361	1,435,071
Mortgage loans at fair value	—	289,552	109,112	398,664
Excess servicing spread purchased from PFSI	—	—	205,081	205,081
Derivative assets:
CRT Agreements	—	—	130,447	130,447
Interest rate lock commitments	—	—	11,341	11,341
Repurchase agreement derivatives	—	—	17,701	17,701
Forward purchase contracts	—	26,570	—	26,570
Forward sale contracts	—	2,428	—	2,428
MBS put options	—	4,780	—	4,780
MBS call options	—	5,331	—	5,331
Call options on interest rate futures	10,699	—	—	10,699
Total derivative assets before netting	10,699	39,109	159,489	209,297
Netting	—	—	—	(20,587)
Total derivative assets after netting	10,699	39,109	159,489	188,710
Firm commitment to purchase credit risk transfer securities at fair value	—	—	79,784	79,784
Mortgage servicing rights at fair value	—	—	1,156,908	1,156,908
	$40,450	$4,334,477	$1,728,735	$6,083,075
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$275,509	$—	$275,509
Interest-only security payable at fair value	—	—	32,564	32,564
Derivative liabilities:
Interest rate lock commitments	—	—	884	884
Forward purchase contracts	—	3,435	—	3,435
Forward sales contracts	—	20,490	—	20,490
Total derivative liabilities before netting	—	23,925	884	24,809
Netting	—	—	—	(16,059)
Total derivative liabilities after netting	—	23,925	884	8,750
	$—	$299,434	$33,448	$316,823

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,850	$—	$—	$74,850
Mortgage-backed securities at fair value	—	2,610,422	—	2,610,422
Mortgage loans acquired for sale at fair value	—	1,626,483	17,474	1,643,957
Mortgage loans at fair value	—	290,573	117,732	408,305
Excess servicing spread purchased from PFSI	—	—	216,110	216,110
Derivative assets:
CRT Agreements	—	—	123,987	123,987
Interest rate lock commitments	—	—	12,162	12,162
Repurchase agreement derivatives	—	—	14,511	14,511
Forward purchase contracts	—	14,845	—	14,845
Forward sale contracts	—	13	—	13
MBS put options	—	218	—	218
MBS call options	—	945	—	945
Call options on interest rate futures	5,137	—	—	5,137
Put options on interest rate futures	178	—	—	178
Total derivative assets before netting	5,315	16,021	150,660	171,996
Netting	—	—	—	(4,831)
Total derivative assets after netting	5,315	16,021	150,660	167,165
Firm commitment to purchase credit risk transfer securities at fair value	—	—	37,994	37,994
Mortgage servicing rights at fair value	—	—	1,162,369	1,162,369
	$80,165	$4,543,499	$1,702,339	$6,321,172
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$276,499	$—	$276,499
Interest-only security payable at fair value	—	—	36,011	36,011
Derivative liabilities:
Interest rate lock commitments	—	—	174	174
Forward purchase contracts	—	43	—	43
Forward sales contracts	—	29,273	—	29,273
Total derivative liabilities before netting	—	29,316	174	29,490
Netting	—	—	—	(23,576)
Total derivative liabilities after netting	—	29,316	174	5,914
	$—	$305,815	$36,185	$318,424

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2019
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets
Balance, December 31, 2018	$17,474	$117,732	$216,110	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	3,331	1,077	—	—	2,971	7,913	—	—	15,292
Repayments and sales	(3,222)	(3,609)	(10,552)	(21,043)	—	(4,492)	—	—	(42,918)
Capitalization of interest and fees	—	762	3,066	—	—	—	—	—	3,828
Capitalization of advances	—	457	—	—	—	—	—	—	457
ESS received pursuant to a recapture agreement with PFSI	—	—	508	—	—	—	—	—	508
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	19,600	131,868	151,468
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	1,059	—	—	—	—	—	—	1,059
Other factors	(12)	(574)	(4,051)	27,503	25,531	(231)	22,190	(137,329)	(66,973)
	(12)	485	(4,051)	27,503	25,531	(231)	22,190	(137,329)	(65,914)
Transfers of mortgage loans to REO	—	(7,792)	—	—	—	—	—	—	(7,792)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	790	—	—	—	—	—	—	—	790
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(30,033)	—	—	—	(30,033)
Balance, March 31, 2019	$18,361	$109,112	$205,081	$130,447	$10,457	$17,701	$79,784	$1,156,908	$1,727,851
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2019	$(54)	$329	$(4,051)	$6,460	$10,457	$—	$22,190	$(137,329)	$(101,998)

(1)	For the purpose of this table, the interest rate lock commitment (“IRLC”) asset and liability positions are shown net.
(2)

During the quarter ended March 31, 2019, the Manager identified certain “Level 2” fair value mortgage loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Quarter ended March 31, 2019
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(3,447)
(3,447)
Balance, March 31, 2019	$32,564
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2019	$(3,447)

	Quarter ended March 31, 2018
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$8,135	$768,433	$236,534	$98,640	$4,632	$3,748	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	$8,135	$768,433	$236,534	$98,640	$4,632	$3,748	$864,494	$1,984,616
Purchases and issuances	2,831	—	—	—	4,609	2,164	—	9,604
Repayments and sales	(3,539)	(272,513)	(12,291)	(19,329)	—	(8)	—	(307,680)
Capitalization of interest and fees	—	2,180	3,934	—	—	—	—	6,114
Capitalization of advances	—	1,677	—	—	—	—	—	1,677
ESS received pursuant to a recapture agreement with PFSI	—	—	904	—	—	—	—	904
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	66,546	66,546
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	2,681	—	—	—	—	—	2,681
Other factors	103	(12,632)	6,921	24,684	(19,467)	(12)	25,973	25,570
	103	(9,951)	6,921	24,684	(19,467)	(12)	25,973	28,251
Transfers of mortgage loans to REO	—	(21,439)	—	—	—	—	—	(21,439)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	160	—	—	—	—	—	—	160
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	12,935	—	—	12,935
Balance, March 31, 2018	$7,690	$468,387	$236,002	$103,995	$2,709	$5,892	$957,013	$1,781,688
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2018	$(14)	$(9,040)	$6,921	$5,355	$2,709	$77	$25,973	$31,981

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans):

	March 31, 2019			December 31, 2018
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,434,210	$1,377,712	$56,498	$1,643,465	$1,580,504	$62,961
90 or more days delinquent:
Not in foreclosure	377	490	(113)	492	492	—
In foreclosure	484	504	(20)	—	—	—
	861	994	(133)	492	492	—
	$1,435,071	$1,378,706	$56,365	$1,643,957	$1,580,996	$62,961
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$288,670	$289,006	$(336)	$290,573	$294,617	$(4,044)
90 or more days delinquent:
Not in foreclosure	882	883	(1)	—	—	—
In foreclosure	—	—	—	—	—	—
	882	883	(1)	—	—	—
	289,552	289,889	(337)	290,573	294,617	(4,044)
Distressed mortgage loans at fair value:
Current through 89 days delinquent	33,202	48,119	(14,917)	28,806	43,043	(14,237)
90 or more days delinquent:
Not in foreclosure	32,009	63,474	(31,465)	37,288	71,732	(34,444)
In foreclosure	43,901	74,894	(30,993)	51,638	86,259	(34,621)
	75,910	138,368	(62,458)	88,926	157,991	(69,065)
	109,112	186,487	(77,375)	117,732	201,034	(83,302)
	$398,664	$476,376	$(77,712)	$408,305	$495,651	$(87,346)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2019
	Net mortgage loan servicing fees	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	36,922	(4,556)	32,366
Mortgage loans acquired for sale at fair value	—	37,803	—	—	37,803
Mortgage loans at fair value	—	—	4,070	883	4,953
ESS at fair value	—	—	(4,051)	3,066	(985)
Firm commitment to purchase credit risk transfer securities at fair value	—	19,600	22,190	—	41,790
MSRs at fair value	(137,329)	—	—	—	(137,329)
	$(137,329)	$57,403	$59,131	$(607)	$(21,402)
Liabilities:
Interest-only security payable at fair value	$—	$—	$3,447	$—	$3,447
Asset-backed financing of a VIE at fair value	—	—	(2,857)	(821)	(3,678)
	$—	$—	$590	$(821)	$(231)

	Quarter ended March 31, 2018
	Net mortgage loan servicing fees	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	(22,397)	440	(21,957)
Mortgage loans acquired for sale at fair value	—	(23,678)	—	—	(23,678)
Mortgage loans at fair value	—	—	(15,530)	1,774	(13,756)
ESS at fair value	—	—	6,921	3,934	10,855
MSRs at fair value	25,973	—	—	—	25,973
	$25,973	$(23,678)	$(31,006)	$6,148	$(22,563)
Liabilities:
Interest-only security payable	$—	$—	$726	$—	$726
Asset-backed financing of a VIE at fair value	—	—	6,183	339	6,522
	$—	$—	$6,909	$339	$7,248

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis — Real estate acquired in settlement of loans

Following is a summary of the carrying value of REO that was re-measured based on fair value on a nonrecurring basis:

	Level 1	Level 2	Level 3	Total
Real estate acquired in settlement of loans	(in thousands)
March 31, 2019	$—	$—	$29,377	$29,377
December 31, 2018	$—	$—	$24,515	$24,515

The following table summarizes the fair value changes recognized during the quarter on REO held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Real estate asset acquired in settlement of loans	$(2,438)	$(4,769)

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

Following are the fair values of the other borrowings:

		March 31, 2019	December 31, 2018
		(in thousands)
Instrument	Source of fair value
Exchangeable senior notes	Broker indications	$250,634	$247,172
Notes payable	Broker quotes	$746,293	$—
Notes payable	Discounted cash flow analysis	$—	$444,403

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures. The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

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

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•

Mortgage loans that are saleable into active markets, comprised of most of the Company’s mortgage loans acquired for sale at fair value and all of the mortgage loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. For mortgage loans acquired for sale, the fair values are established using the loans’ quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants.

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

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective mortgage loan’s delinquency status and performance history at quarter-end from the later of the beginning of the quarter or acquisition date.

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

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” mortgage loans at fair value:

Key inputs (1)	March 31, 2019	December 31, 2018
Discount rate
Range	3.1% – 19.6%	2.8% – 19.6%
Weighted average	10.8%	12.0%
Twelve-month projected housing price index change
Range	3.3% – 3.7%	3.1% – 3.7%
Weighted average	3.5%	3.4%
Voluntary prepayment speed (2)
Range	1.9% – 8.2%	0.9% – 8.3%
Weighted average	3.1%	3.2%
Total prepayment speed (3)
Range	8.6% – 21.5%	8.3% – 22.0%
Weighted average	16.7%	18.3%

(1)	Weighted-average inputs are based on fair value amounts of the mortgage loans.

(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs (1)	March 31, 2019	December 31, 2018
UPB of underlying mortgage loans (in thousands)	$22,664,211	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (2)
Range	3.0% - 3.3%	2.8% - 3.2%
Weighted average	3.2%	3.1%
Annual total prepayment speed (3)
Range	8.5% - 29.9%	8.2% - 29.5%
Weighted average	10.4%	9.7%
Life (in years)
Range	1.5 - 7.4	1.6 - 7.6
Weighted average	6.5	6.8

(1)	Weighted-average inputs are based on UPB of the underlying mortgage loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”) swap curve for purposes of discounting cash flows relating to ESS.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs (1)	March 31, 2019	December 31, 2018
Pull-through rate
Range	42.1% - 100%	45.4% - 100%
Weighted average	89.8%	91.8%
MSR fair value expressed as
Servicing fee multiple
Range	1.9 - 5.7	2.4 - 5.6
Weighted average	4.3	4.3
Percentage of UPB
Range	0.6% - 2.9%	0.6% - 3.6%
Weighted average	1.4%	2.2%

(1)	Weighted-average inputs are based on the committed amounts.

CRT Agreements

The Company categorizes CRT Agreement derivatives as “Level 3” fair value assets. The fair value of CRT Agreements is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in CRT Agreements which include the deposits securing the CRT Agreements, the Recourse Obligations and the IO ownership interest. Together, the Recourse Obligations and the IO ownership comprise the CRT Agreement derivative. Fair value of the CRT Agreement derivative is derived by deducting the balance of the Deposits securing CRT Agreements from the indication of fair value of the certificates provided by the nonaffiliated brokers.

The significant unobservable inputs into the valuation of CRT Agreement derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference mortgage loans. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

Key inputs (1)	March 31, 2019	December 31, 2018
Discount rate
Range	5.8% – 6.8%	6.6% – 7.5%
Weighted average	6.6%	7.3%
Voluntary prepayment speed (2)
Range	12.8% – 14.7%	9.0% – 10.6%
Weighted average	13.9%	9.9%
Involuntary prepayment speed (3)
Range	0.2% – 0.3%	0.2% – 0.2%
Weighted average	0.3%	0.2%
Remaining loss expectation (4)
Range	0.1% – 0.2%	0.1% – 0.2%
Weighted average	0.1%	0.2%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference mortgage loans.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for accounting purposes and are reported separately from the repurchase agreements. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets.

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 97% at both March 31, 2019 and December 31, 2018. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income.

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

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

Key inputs (1)	March 31, 2019	December 31, 2018
Discount rate	7.0%	7.9%
Voluntary prepayment speed (2)	15.8%	12.4%
Involuntary prepayment speed (3)	0.1%	0.1%
Remaining loss expectation (4)	0.1%	0.1%

(1)	Weighted average inputs are based on the UPB of the underlying mortgage loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference mortgage loans.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either a broker’s price opinion, a full appraisal, or the price given in a pending contract of sale.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment and default rates of the underlying mortgage loans and the annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of income.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2019	2018
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$131,868	$66,546
Key inputs (1)
UPB of underlying mortgage loans	$9,245,177	$5,114,741
Weighted average annual servicing fee rate (in basis points)	32	26
Pricing spread (2)
Range	5.8% – 9.5%	7.4% – 12.6%
Weighted average	5.8%	7.5%
Prepayment speed (3)
Range	4.9% – 42.2%	3.2% – 22.8%
Weighted average	12.2%	8.1%
Life (in years)
Range	1.8 – 10.5	3.5 – 11.9
Weighted average	6.6	8.4
Annual per-loan cost of servicing
Range	$78 – $78	$79 – $79
Weighted average	$78	$79

(1)	Weighted-average inputs are based on UPB of the underlying mortgage loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States LIBOR swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2019	December 31, 2018
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$1,156,908	$1,162,369
Key inputs (1):
UPB of underlying mortgage loans	$99,279,532	$92,410,226
Weighted average annual servicing fee rate (in basis points)	26	25
Weighted average note interest rate	4.3%	4.2%
Pricing spread (2)
Range	5.9% – 11.1%	5.7% – 10.7%
Weighted average	6.0%	5.8%
Effect on fair value of:
5% adverse change	$(13,604)	$(13,872)
10% adverse change	$(26,895)	$(27,428)
20% adverse change	$(52,576)	$(53,626)
Prepayment speed (3)
Range	9.1% – 29.9%	8.1% – 27.1%
Weighted average	11.6%	9.8%
Life (in years)
Range	2.6 - 6.5	2.7 - 7.3
Weighted average	6.4	7.1
Effect on fair value of:
5% adverse change	$(24,983)	$(21,661)
10% adverse change	$(48,861)	$(42,458)
20% adverse change	$(93,573)	$(81,660)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78
Weighted average	$78	$78
Effect on fair value of:
5% adverse change	$(8,151)	$(8,298)
10% adverse change	$(16,302)	$(16,597)
20% adverse change	$(32,605)	$(33,194)

(1)	Weighted-average inputs are based on the UPB of the underlying mortgage loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed as of a particular date; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in the inputs in relation to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by the Company to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Note 8—Mortgage Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended March 31,
Loan type	2019	2018
	(in thousands)
Balance at beginning of quarter	$2,610,422	$989,461
Purchases	—	500,573
Sale and repayment	(53,682)	(30,741)
Changes in fair value included in income arising from:
Amortization of premiums	(4,556)	(440)
Valuation adjustments	36,922	(22,397)
	32,366	(22,837)
Balance at end of quarter	$2,589,106	$1,436,456

Following is a summary of the Company’s investment in MBS:

	March 31, 2019				December 31, 2018
	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Agency: (1)
Fannie Mae	$2,007,629	$35,579	$13,966	$2,057,174	$2,050,769	$39,488	$(14,920)	$2,075,337
Freddie Mac	520,193	6,054	5,685	531,932	530,734	6,702	(2,351)	535,085
	$2,527,822	$41,633	$19,651	$2,589,106	$2,581,503	$46,190	$(17,271)	$2,610,422

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years.

All MBS are pledged to secure Assets sold under agreements to repurchase at both March 31, 2019 and December 31, 2018.

Note 9—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	March 31, 2019	December 31, 2018
	(in thousands)
Agency-eligible	$1,215,942	$1,495,954
Held for sale to PLS — Government insured or guaranteed	195,839	86,308
Jumbo	4,929	44,221
Commercial real estate	8,595	8,559
Home equity lines of credit	450	—
Repurchased pursuant to representations and warranties	9,316	8,915
	$1,435,071	$1,643,957
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,338,015	$1,436,437
Mortgage loan participation purchase and sale agreements	76,315	185,442
	$1,414,330	$1,621,879

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held before being bought by PLS.

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to the Manager’s determination that such a sale represents the most advantageous disposition strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2019		December 31, 2018
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Fixed interest rate jumbo mortgage loans held in a VIE	$289,552	$289,006	$290,573	$294,617
Distressed mortgage loans:
Nonperforming	75,910	138,368	88,926	157,991
Performing	33,202	48,119	28,806	43,043
	109,112	186,487	117,732	201,034
	$398,664	$475,493	$408,305	$495,651
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$104,809		$108,693
Asset-backed financing of a VIE at fair value	289,552		290,573
	$394,361		$399,266

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller until the time the purchased mortgage loan is sold:

•

The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease.

•

The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs to decrease. Market mortgage interest rate decreases generally encourage mortgage refinancing activity, which reduces the expected life of the mortgage loans underlying the MSRs, causing the fair value of MSRs to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, IRLCs, MSRs and MBS financing.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
CRT Agreements	29,265,550	$130,447	$—	29,934,003	$123,987	$—
Interest rate lock commitments	2,037,160	11,341	884	1,688,516	12,162	174
Repurchase agreement derivatives		17,701	—		14,511	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	5,126,069	26,570	3,435	3,072,223	14,845	43
Forward sale contracts	4,941,484	2,428	20,490	4,595,241	13	29,273
MBS put options	4,150,000	4,780	—	2,550,000	218	—
MBS call options	3,100,000	5,331	—	500,000	945	—
Call options on interest rate futures	1,475,000	10,699	—	512,500	5,137	—
Put options on interest rate futures	950,000	—	—	1,102,500	178	—
Swap futures	150,000	—	—	—	—	—
Bond futures	165,000	—	—	815,000	—	—
Total derivative instruments before netting		209,297	24,809		171,996	29,490
Netting		(20,587)	(16,059)		(4,831)	(23,576)
		$188,710	$8,750		$167,165	$5,914
Margin deposits (received from) placed with derivatives counterparties, net		$(4,528)			$18,744
Derivative assets pledged to secure Assets sold under agreements to repurchase		$97,883			$87,976

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs, MSRs and MBS financing.

	Quarter ended March 31, 2019
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	3,072,223	33,419,932	(31,366,086)	5,126,069
Forward sales contracts	4,595,241	42,338,646	(41,992,403)	4,941,484
MBS put options	2,550,000	9,600,000	(8,000,000)	4,150,000
MBS call options	500,000	5,400,000	(2,800,000)	3,100,000
Call options on interest rate futures	512,500	3,537,500	(2,575,000)	1,475,000
Put options on interest rate futures	1,102,500	5,352,500	(5,505,000)	950,000
Swap futures	—	150,000	—	150,000
Bond futures	815,000	2,702,400	(3,352,400)	165,000

	Quarter ended March 31, 2018
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	1,996,235	19,833,104	(19,318,639)	2,510,700
Forward sales contracts	2,565,271	24,410,334	(24,677,803)	2,297,802
MBS put options	2,375,000	4,125,000	(4,750,000)	1,750,000
Call options on interest rate futures	—	150,000	—	150,000
Put options on interest rate futures	550,000	3,325,000	(3,600,000)	275,000
Swap futures	275,000	—	(275,000)	—
Bond futures	—	450,000	—	450,000
Eurodollar future sale contracts	937,000	114,597	(203,933)	847,664

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of March 31, 2019 and December 31, 2018, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	March 31, 2019			December 31, 2018
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT Agreement derivatives	$130,447	$—	$130,447	$123,987	$—	$123,987
Interest rate lock commitments	11,341	—	11,341	12,162	—	12,162
Repurchase agreement derivatives	17,701	—	17,701	14,511	—	14,511
	159,489	—	159,489	150,660	—	150,660
Subject to master netting arrangements:
Forward purchase contracts	26,570	—	26,570	14,845	—	14,845
Forward sale contracts	2,428	—	2,428	13	—	13
MBS put options	4,780	—	4,780	218	—	218
MBS call options	5,331	—	5,331	945	—	945
Call options on interest rate futures	10,699	—	10,699	5,137	—	5,137
Put options on interest rate futures	—	—	—	178	—	178
Netting	—	(20,587)	(20,587)	—	(4,831)	(4,831)
	49,808	(20,587)	29,221	21,336	(4,831)	16,505
	$209,297	$(20,587)	$188,710	$171,996	$(4,831)	$167,165

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	March 31, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT Agreement derivatives	$130,447	$—	$—	$130,447	$123,987	$—	$—	$123,987
Interest rate lock commitments	11,341	—	—	11,341	12,162	—	—	12,162
Deutsche Bank Securities LLC	17,701	—	—	17,701	14,511	—	—	14,511
RJ O’Brien & Associates, LLC	10,699	—	—	10,699	5,315	—	—	5,315
J.P. Morgan Securities LLC	4,853	—	—	4,853	107	—	—	107
Wells Fargo Securities, LLC	4,139	—	—	4,139	2,800	—	—	2,800
Federal National Mortgage Association	2,654	—	—	2,654	5,619	—	—	5,619
Bank of America, N.A.	2,449	—	—	2,449	—	—	—	—
Goldman Sachs	2,396	—	—	2,396	—	—	—	—
Citigroup Global Markets Inc.	1,726	—	—	1,726	971	—	—	971
Mitsubishi UFJ Sec	167	—	—	167	257	—	—	257
Credit Suisse Securities (USA) LLC	—	—	—	—	579	—	—	579
Morgan Stanley & Co. LLC	—	—	—	—	243	—	—	243
Other	138	—	—	138	614	—	—	614
	$188,710	$—	$—	$188,710	$167,165	$—	$—	$167,165

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2019			December 31, 2018
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements — Interest rate lock commitments	$884	$—	$884	$174	$—	$174
Subject to master netting arrangements:
Forward purchase contracts	3,435	—	3,435	43	—	43
Forward sales contracts	20,490	—	20,490	29,273	—	29,273
Netting	—	(16,059)	(16,059)	—	(23,576)	(23,576)
	23,925	(16,059)	7,866	29,316	(23,576)	5,740
	24,809	(16,059)	8,750	29,490	(23,576)	5,914
Assets sold under agreements to repurchase:
UPB	4,179,308	—	4,179,308	4,777,486	—	4,777,486
Unamortized debt issuance costs	521	—	521	(459)	—	(459)
	4,179,829	—	4,179,829	4,777,027	—	4,777,027
	$4,204,638	$(16,059)	$4,188,579	$4,806,517	$(23,576)	$4,782,941

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

	March 31, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$884	$—	$—	$884	$174	$—	$—	$174
J.P. Morgan Securities LLC	1,431,886	(1,431,886)	—	—	1,441,934	(1,441,934)	—	—
Bank of America, N.A.	1,165,071	(1,165,071)	—	—	1,307,923	(1,307,584)	—	339
Deutsche Bank Securities LLC	461,298	(461,298)	—	—	495,974	(495,974)	—	—
Mizuho Securities	263,233	(263,233)	—	—	270,708	(270,708)	—	—
Daiwa Capital Markets	253,521	(253,498)	—	23	254,332	(254,332)	—	—
Credit Suisse Securities (USA) LLC	198,479	(198,329)	—	150	512,662	(512,662)	—	—
BNP Paribas	151,560	(151,457)	—	103	162,636	(162,357)	—	279
Morgan Stanley & Co. LLC	97,291	(92,986)	—	4,305	105,366	(105,366)	—	—
Citigroup Global Markets Inc.	80,085	(79,287)	—	798	99,626	(98,644)	—	982
Wells Fargo Securities, LLC	68,791	(68,791)	—	—	70,130	(70,130)	—	—
RBC Capital Markets, L.P.	13,472	(13,472)	—	—	57,795	(57,795)	—	—
Federal National Mortgage Association	1,412	—	—	1,412	12	—	—	12
Other	1,075	—	—	1,075	4,128	—	—	4,128
	$4,188,058	$(4,179,308)	$—	$8,750	$4,783,400	$(4,777,486)	$—	$5,914

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2019	2018
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$28,502	$(14,858)
CRT Agreements	Net gain (loss) on investments	$27,503	$24,684
Repurchase agreement derivatives	Interest expense	$231	$(12)
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(34,345)	$32,810
Mortgage servicing rights	Net mortgage loan servicing fees	$41,135	$(20,848)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$7,380	$1,460

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$85,681	$162,865
Transfers:
From mortgage loans at fair value and advances	4,550	16,363
From real estate held for investment	324	—
To real estate held for investment	—	(2,059)
Results of REO:
Valuation adjustments, net	(3,561)	(5,359)
Gain on sale, net	2,081	2,133
	(1,480)	(3,226)
Sales	(16,900)	(32,437)
Balance at end of quarter	$72,175	$141,506

	March 31, 2019	December 31, 2018
REO pledged to secure assets sold under agreements to repurchase	$18,927	$1,939
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	—	38,259
	$18,927	$40,198

Note 13—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$1,162,369	$91,459
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	773,035
Balance after reclassification	1,162,369	864,494
MSRs resulting from mortgage loan sales	131,868	66,546
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(96,508)	52,611
Other changes in fair value (2)	(40,821)	(26,638)
	(137,329)	25,973
Balance at end of quarter	$1,156,908	$957,013

	March 31, 2019	December 31, 2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$1,133,736	$1,139,582

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Contractually-specified servicing fees	$61,272	$48,732
Ancillary and other fees:
Late charges	330	214
Other	2,878	1,489
	$64,480	$50,435

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.49%	3.20%
Average balance	$4,844,689	$3,077,914
Total interest expense (2)	$36,851	$24,507
Maximum daily amount outstanding	$5,210,162	$3,655,250

(1)	Excludes the effect of amortization of net debt issuance premiums of $ 5.7 million and $169,000 for the quarters ended March 31, 2019 and March 31, 2018, respectively.
(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarters ended March 31, 2019 and 2018, includes recognition of incentives it received for financing certain of its mortgage loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarters ended March 31, 2019 and March 31, 2018, the Company recognized $7.5 million and $2.4 million, respectively, in such incentives as reductions of Interest expense. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,179,308	$4,777,486
Unamortized debt issuance premiums and (costs), net	521	(459)
	$4,179,829	$4,777,027
Weighted average interest rate	3.31%	3.38%
Available borrowing capacity (1):
Committed	$959,720	$783,415
Uncommitted	2,498,773	2,325,246
	$3,458,493	$3,108,661
Margin deposits placed with counterparties included in Other assets	$36,831	$43,676
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,589,106	$2,610,422
Mortgage loans acquired for sale at fair value	$1,338,015	$1,436,437
Mortgage loans at fair value	$104,809	$108,693
CRT Agreements:
Deposits securing CRT Agreements	$770,451	$1,146,501
Derivative assets	$73,148	$87,976
Real estate acquired in settlement of loans	$18,927	$40,198
Real estate held for investment	$30,007	$23,262
MSRs (2)	$952,392	$945,042

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at March 31, 2019	Contractual balance
(in thousands)
Within 30 days	$1,912,626
Over 30 to 90 days	1,432,187
Over 90 days to 180 days	800,629
Over 180 days to one year	33,866
$4,179,308
Weighted average maturity (in months)	1.8

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2019:

Mortgage loans, REO and MSRs sold under agreements to repurchase

		Weighted average
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$382,436	December 20, 2020	December 20, 2020
Credit Suisse First Boston Mortgage Capital LLC	$15,034	April 26, 2019	April 26, 2019
Deutsche Bank	$160,578	June 22, 2019	August 18, 2019
Citibank, N.A.	$49,199	June 7, 2019	June 7, 2019
Bank of America, N.A.	$25,689	May 1, 2019	July 1, 2019
BNP Paribas Corporate & Institutional Banking	$8,805	June 20, 2019	August 2, 2019
Morgan Stanley	$5,351	June 17, 2019	August 23, 2019
Royal Bank of Canada	$662	May 31, 2019	May 31, 2019

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$51,003	April 22, 2019
JPMorgan Chase & Co.	$43,618	May 29, 2019
Daiwa Capital Markets America Inc.	$14,921	May 4, 2019
Mizuho Securities	$12,521	June 6, 2019
Wells Fargo, N.A.	$5,327	April 20, 2019
Credit Suisse First Boston Mortgage Capital LLC	$2,078	April 29, 2019

CRT Agreements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$204,877	April 5, 2019

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.70%	2.49%
Average balance	$56,210	$45,661
Total interest expense	$574	$314
Maximum daily amount outstanding	$207,065	$77,404

(1)	Excludes the effect of amortization of debt issuance costs of $55,000 and $0 for the quarters ended March 31, 2019 and March 31, 2018, respectively.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Amount outstanding	$73,175	$178,726
Unamortized debt issuance costs	(33)	(87)
	$73,142	$178,639
Weighted average interest rate	3.74%	3.77%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$76,315	$185,442

Note 16—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of March 31, 2019, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Average balance	$250,000	$250,000
Total interest expense	$3,661	$3,644

	March 31, 2019	December 31, 2018
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(1,348)	(1,650)
	$248,652	$248,350

Note 17—Notes Payable

On March 29, 2019, the Company through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R (“2019-1R Trust”), issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum, with an initial payment date that occurred on April 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-1R Notes mature on March 29, 2022 or, if extended pursuant to the terms of the related indenture, March 29, 2024 (unless earlier redeemed in accordance with their terms).

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

Following is a summary of financial information relating to the notes payable:

Quarter ended March 31, 2019
(dollars in thousands)
Weighted average interest rate (1)	4.89%
Average balance	$465,377
Total interest expense	$5,823
Maximum daily amount outstanding	$745,730

(1)	Excludes the effect of amortization of debt issuance costs of $256,000 for the quarter ended March 31, 2019.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Amount outstanding	$745,730	$450,000
Unamortized debt issuance costs	(6,506)	(4,427)
	$739,224	$445,573
Weighted average interest rate	4.75%	4.86%
Assets securing notes payable:
MSRs (1)	$1,133,736	$1,139,582
CRT Agreements:
Deposits securing CRT Agreements	$366,831	$—
Derivative assets	$24,735	$—

(1)	Beneficial interests in Fannie Mae MSRs are pledged as collateral both Assets sold under agreements to repurchase and Notes payable.

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Average balance	$275,787	$297,682
Total interest expense	$3,268	$2,296
Weighted average interest rate	3.55%	3.54%

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$275,509	$276,499
UPB	$277,254	$281,922
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of quarter	$7,514	$8,678
Provision for losses:
Pursuant to mortgage loan sales	720	572
Reduction in liability due to change in estimate	(528)	(1,042)
(Losses incurred) recoveries, net	(18)	41
Balance, end of quarter	$7,688	$8,249
UPB of mortgage loans subject to representations and warranties at end of quarter	$96,514,379	$74,554,838

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2019, the Company was not involved in any such proceedings, claims or legal actions that in the Company’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2019
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$2,037,160
Face amount firm commitment to purchase credit risk transfer securities	$886,969

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share
						Quarter ended March 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2019	2018
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

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

Common Share Issuances

On February 11, 2019, the Company, the Operating Partnership, and the Manager entered into a Purchase Agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC collectively, the (“Underwriters”), relating to the issuance and sale by the Company, and the purchase by the Underwriters, severally, of 7,000,000 common shares for $20.41 per share (before expenses). The Company received $142.8 million in net proceeds from the issuance and sale of the common shares.

On March 14, 2019, the Company entered into separate equity distribution agreements (each an “Equity Distribution Agreement”) with each of Barclays Capital Inc., Credit Suisse Securities (USA) LLC and JMP Securities LLC (each an “Agent” and collectively, the “Agents”) to sell from time to time, through "at the market" (ATM) equity offering program under which the Agents will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200,000,000. As of March 31, 2019, the Company sold a total of 221,000 common shares at an average price of $20.76 per share, providing net proceeds to the Company of approximately $4.5 million, net of sales commissions and fees of $46,000.

As of March 31, 2019, the Company had approximately $195.5 million of common shares available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended March 31,		Cumulative
	2019	2018	total (1)
	(in thousands)
Common shares repurchased	—	671	14,731
Cost of common shares repurchased	$—	$10,719	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2019.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 5—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $75,000 during the quarter ended March 31, 2019.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Company made payments under the Reimbursement Agreement totaling $152,000 during the quarter ended March 31, 2019. The Reimbursement Agreement was amended and now expires on February 1, 2023.

Note 22— Net Gain (Loss) on Investments

	Quarter ended March 31,
	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities at fair value	$36,922	$(22,397)
Mortgage loans at fair value:
Held in a VIE	3,585	(5,579)
Distressed	485	(9,951)
CRT Agreements	30,950	22,551
Firm commitment to purchase CRT securities	22,190	—
Asset-backed financing of a VIE at fair value	(2,857)	6,183
Hedging derivatives	7,380	1,460
	98,655	(7,733)
From PFSI—ESS	(3,562)	7,751
	$95,093	$18

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From nonaffiliates:
Cash loss:
Mortgage loans	$(101,721)	$(95,767)
Hedging activities	(14,315)	33,746
	(116,036)	(62,021)
Non-cash gain:
Recognition of fair value of firm commitment to purchase credit risk transfer security	19,600	—
Receipt of MSRs in mortgage loan sale transactions	131,868	66,546
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(720)	(572)
Reduction in liability due to change in estimate	528	1,042
	(192)	470
Change in fair value of financial instruments held at end of quarter:
IRLCs	(1,531)	(1,924)
Mortgage loans	5,650	2,851
Hedging derivatives	(20,030)	(936)
	(15,911)	(9)
	135,365	67,007
Total from nonaffiliates	19,329	4,986
From PFSI—cash gain	1,994	2,641
	$21,323	$7,627

Note 24— Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From nonaffiliates:
Servicing fees (1)	$61,272	$48,732
Ancillary and other fees	3,208	1,703
Effect of MSRs fair value changes:
Realization of cashflows	(40,821)	(26,638)
Market changes	(96,508)	52,611
	(137,329)	25,973
Gains (losses) on hedging derivatives	41,135	(20,848)
	(96,194)	5,125
Net mortgage servicing fees from non-affiliates	(31,714)	55,560
From PFSI—MSR recapture income	634	595
Net mortgage loan servicing fees	$(31,080)	$56,155
Average servicing portfolio UPB	$95,844,879	$73,694,438

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$670	$73
Mortgage-backed securities	19,452	8,791
Mortgage loans acquired for sale at fair value	20,438	11,332
Mortgage loans at fair value:
Held in a VIE	2,924	2,603
Distressed	1,248	7,899
Deposits securing CRT Agreements	6,775	2,031
Placement fees relating to custodial funds	8,266	4,215
Other	242	102
	60,015	37,046
From PFSI—ESS	3,066	3,934
	63,081	40,980
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	36,851	24,507
Mortgage loan participation purchase and sale agreements	574	314
Exchangeable Notes	3,661	3,644
Notes payable	5,823	—
Asset-backed financings of a VIE at fair value	3,268	2,296
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,271	1,594
Interest on mortgage loan impound deposits	495	485
	52,943	32,840
To PFSI—Assets sold under agreement to repurchase	1,796	1,976
	54,739	34,816
Net interest income	$8,342	$6,164

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarters ended March 31, 2019 and 2018, the Company recognized $7.5 million and $2.4 million, respectively, in such incentives as reductions of interest expense, respectively. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

Note 26—Share-Based Compensation Plans

As of March 31, 2019 and December 31, 2018, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Grants:
Restricted share units	96	129
Performance share units	79	116
Total share units granted	175	245
Grant date fair value:
Restricted share units granted	$1,978	$2,300
Performance share units granted	1,631	1,542
Total grant date value of share units granted	$3,609	$3,842
Vestings:
Restricted share units	226	192
Performance share units	141	28
Total share units vested	367	220
Compensation expense relating to share-based grants	$1,617	$899

There were no forfeitures of grants during the quarters presented.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,236	$1,001
Safekeeping	736	360
Bank service charges	568	545
Technology	373	378
Insurance	280	305
Other	(45)	61
	$3,148	$2,650

Note 28—Income Taxes

The Company’s effective tax rates were (7.3)% and 25.5% for the quarters ended March 31, 2019 and 2018, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $3.9 million on a pretax loss of $17.4 million while the Company’s consolidated pretax income was $49.9 million for the quarter ended March 31, 2019. For the same period in 2018, the Company’s TRS recognized tax expense of $9.4 million on a pretax income of $34.6 million, while the Company’s consolidated pretax income was $37.8 million. The relative values between the tax benefit or expense at the TRS and the Company’s consolidated pretax income generally drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Note 29—Earnings Per Share

The Company grants restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-

forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income available to common shareholders (net income reduced by preferred dividends and income attributable to the participating securities) by the weighted average common shares outstanding during the period.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s Exchangeable Notes, by the weighted average common shares outstanding, assuming all dilutive securities were issued.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2019	2018
	(in thousands except per share amounts)
Net income	$53,527	$28,186
Dividends on preferred shares	(6,234)	(6,234)
Effect of participating securities—share-based compensation awards	(184)	(202)
Net income attributable to common shareholders	$47,109	$21,750

Net income attributable to common shareholders	$47,109	$21,750
Interest on Exchangeable Notes, net of income taxes	2,709	2,655
Income attributable to participating securities	184	—
Diluted net income attributable to common shareholders	$50,002	$24,405
Weighted average basic shares outstanding	64,629	60,761
Dilutive securities:
Shares under share-based compensation plan	275	647
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467
Diluted weighted average number of shares outstanding	73,371	69,875
Basic earnings per share	$0.73	$0.36
Diluted earnings per share	$0.68	$0.35

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Shares issuable under share-based compensation plan	209	—

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

•	The interest rate sensitive strategies segment represents the Company’s investments in MSRs, ESS, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Quarter ended March 31, 2019	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$53,808	$41,285	$—	$95,093
Net gain on mortgage loans acquired for sale (1)	10,226	11,097	—	—	21,323
Net mortgage loan servicing fees	—	—	(31,080)	—	(31,080)
Net interest income (expense):
Interest income	20,316	8,256	34,079	430	63,081
Interest expense	(9,662)	(12,022)	(33,055)	—	(54,739)
	10,654	(3,766)	1,024	430	8,342
Other income (loss)	12,964	(30)	—	6	12,940
	33,844	61,109	11,229	436	106,618
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	27,573	465	10,106	—	38,144
Management fees	—	—	—	7,248	7,248
Other	2,650	2,271	318	6,120	11,359
	30,223	2,736	10,424	13,368	56,751
Pretax income (loss)	$3,621	$58,373	$805	$(12,932)	$49,867
Total assets at period end	$1,511,887	$1,617,022	$4,326,579	$100,499	$7,555,987

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of mortgage loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $8.6 million of the initial firm commitment gain to Net gain on mortgage loans acquired for sale in the correspondent production segment and $11.1 million in credit sensitive strategy segment during the quarter in the credit sensitive strategies segment.

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Quarter ended March 31, 2018	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	—	12,414	(12,396)	—	18
Net gain (loss) on mortgage loans acquired for sale	7,599	28	—	—	7,627
Net mortgage loan servicing fees	$—	$7	$56,148	$—	$56,155
Net interest income:
Interest income	11,169	10,208	19,428	175	40,980
Interest expense	(6,798)	(10,664)	(17,354)	—	(34,816)
	4,371	(456)	2,074	175	6,164
Other income (loss)	7,073	(1,389)	—	25	5,709
	19,043	10,604	45,826	200	75,673
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	11,944	3,085	7,934	—	22,963
Management fees	—	—	—	5,696	5,696
Other	469	3,913	108	4,686	9,176
	12,413	6,998	8,042	10,382	37,835
Pretax income (loss)	$6,630	$3,606	$37,784	$(10,182)	$37,838
Total assets at year end	$1,141,457	$1,485,492	$2,989,692	$173,845	$5,790,486

Note 31—Supplemental Cash Flow Information

	Quarter ended March 31,
	2019	2018
	(in thousands)
Payments:
Income tax, net	$—	$—
Interest	$67,466	$32,112
Cumulative effect on accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$—	$19,713
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$4,550	$16,363
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$—	$2,059
Transfer from real estate held for investment to real estate acquired in settlement of loans	$424	$—
Receipt of mortgage servicing rights as proceeds from sales of mortgage loans at fair value	$131,868	$66,546
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$508	$904
Capitalization of servicing advances pursuant to mortgage loan modifications	$457	$1,677
Non-cash financing activities:
Dividends declared, not paid	$32,262	$28,818

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

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2019	$515,013	$255,487	12%	6%	$65,992	$33,991
December 31, 2018	$528,506	$238,915	11%	6%	$58,144	$31,678

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, there have been no material events that would require recognition in our consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which include CRT agreements (“CRT Agreements”) and CRT securities that absorb credit losses on certain of the mortgage loans we sell. We also invest in mortgage-backed securities (“MBS”), and hold excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). We have also historically invested in distressed mortgage assets (mortgage loans and real estate acquired in settlement of mortgage loans) as well as other credit sensitive assets, including loans that finance multifamily and other commercial real estate, which are no longer a significant portion of our investments.

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

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential mortgage loans. Correspondent production serves as the source of our investments in MSRs, CRT Agreements and commitments to purchase credit risk transfer securities, and are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$9,475,174	$5,200,584
To PennyMac Financial Services, Inc.	6,959,390	9,212,188
	$16,434,564	$14,412,772
Net gain on mortgage loans acquired for sale	$21,323	$7,627
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$131,868	$66,546
Investments in CRT arrangements
Increase in face amount of firm commitment to purchase CRT securities	$281,917	$—
Deposits of cash and change in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements and settlement of outstanding commitments	—	112,275
Total investments in CRT arrangements	$281,917	$112,275

To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer of government-guaranteed MBS and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS.

We have transferred certain correspondent production loans into a private label securitization, and retained a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Credit Sensitive Investments

CRT Arrangements

We believe that CRT Agreements and CRT securities are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in its credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities. During the quarter ended March 31, 2019, we made commitments to purchase CRT securities with UPB of $281.9 million. We held CRT-related investments (composed of deposits securing CRT Agreements, derivative assets and firm commitment to purchase CRT securities) totaling $1.5 billion at March 31, 2019. During the quarter ended March 31, 2018, we funded investments in CRT Agreements totaling $41.8 million, and held CRT-related investments (composed of deposits securing CRT Agreements and derivative assets) totaling $726.3 million at March 31, 2018.

Distressed Mortgage Assets

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. We seek to maximize the fair value of these distressed mortgage loans using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu-of-foreclosure programs. We may elect to hold certain real estate acquired in settlement of loans (“REO”) as income-producing properties for extended periods as a means of maximizing our returns on such properties.  We seek to maximize our returns on distressed mortgage assets through individual loan and property resolutions, as well as bulk sales.

During the quarter ended March 31, 2019, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $16.7 million, including loan sales totaling $216,000. During the quarter ended March 31, 2018, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $305.2 million, including bulk sales totaling $258.2 million in fair value of distressed mortgage loans.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter ended March 31, 2019, we received $131.9 million of MSRs as proceeds from sales of mortgage loans acquired for sale. We held $1.2 billion of MSRs at fair value at March 31, 2019.

•	REIT-eligible mortgage-backed or mortgage-related securities. We did not purchase MBS during the quarter ended March 31, 2019. We held MBS with fair values totaling $2.6 billion at March 31, 2019.
•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $508,000 during the quarter ended March 31, 2019, pursuant to a recapture agreement with PLS. We held ESS with a fair value totaling $205.1 million at March 31, 2019.

Capital Structure

On February 11, 2019, the Company, the Operating Partnership, and the Manager entered into a Purchase Agreement (the “Purchase Agreement”) with Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (each, an “Underwriter” and collectively, the

“Underwriters”), relating to the issuance and sale by the Company, and the purchase by the Underwriters, severally, of 7,000,000 common shares of beneficial interest, par value $0.01 per share at a purchase price of $20.41 per share (before expenses). The Company received a $142.8 million in net proceeds related to the equity offering.

On March 14, 2019, the Company entered into separate equity distribution agreements (each an “Equity Distribution Agreement”) with each of Barclays Capital Inc., Credit Suisse Securities (USA) LLC and JMP Securities LLC (each an “Agent” and collectively, the “Agents”) to sell from time to time, through "at the market" (ATM) equity offering program under which the Agents will act as sales agent and/or principals, relating to the Company’s common shares of beneficial interest, par value $0.01 per share, having an aggregate offering price of up to $200,000,000 (the “Shares”). As of March 31, 2019, the Company had sold a total of 221,000 of its common shares at an average price of $20.76 per share, providing net proceeds to the Company of approximately $4.5 million, net of sales commission and fees of $46,000. As of March 31, 2019, the Company had approximately $195.5 million of common shares available for issuance under its ATM equity offering program.
Our board of trustees has authorized a repurchase program under which we may repurchase up to $300 million of our outstanding common shares. We have repurchased a cumulative total of 14.7 million common shares at a cost of $216.6 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool. We did not repurchase common shares during the quarter ended March 31, 2019.

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

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Net mortgage loan servicing fees—MSR valuation adjustments	$(137,329)	$25,973
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	131,868	66,546
Fair value of commitment to purchase credit risk transfer securities	19,600	—
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(720)	(572)
Reduction in liability due to change in estimate	528	1,042
Change in fair value during the year of financial instruments held at quarter end:
IRLCs	(1,531)	(1,924)
Mortgage loans acquired for sale	5,650	2,851
Hedging derivatives	(20,030)	(936)
	135,365	67,007
Net gain (loss) on investments:
Mortgage-backed securities	36,922	(22,397)
Mortgage loans:
Held in a variable interest entity	3,585	(5,579)
Distressed	923	(9,271)
ESS	(3,562)	7,751
CRT Agreements	6,460	5,355
Firm commitment to purchase CRT securities	22,190	—
Interest-only security payable at fair value	3,447	(2,133)
Asset-backed financing of a VIE	(2,857)	6,183
	67,108	(20,091)
Net interest income—Capitalization of interest pursuant to mortgage loan modifications	762	2,180
	$65,906	$75,069
Net investment income	$106,618	$75,673
Non-cash items as a percentage of net investment income	62%	99%

We receive or pay cash relating to our investments as follows:

•	We receive cash related to MSRs in the form of mortgage loan servicing fees.
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
•

We receive cash relating to CRT Agreements through a portion of both the interest payments collected on mortgage loans in the CRT Agreements’ reference pools and the deposits securing the agreements that are released as principal on such mortgage loans is repaid.

•	We receive or pay cash relating to hedging instruments when the instruments mature or when we effectively cancel the transactions through an offsetting trade.
•

We receive cash relating to mortgage loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such mortgage loans or when the property securing the mortgage loan has been sold.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2019	2018
	(in thousands, except per common share amounts)
Net investment income	$106,618	$75,673
Expenses	(56,751)	(37,835)
Pre-tax income	49,867	37,838
Benefit from (provision for) income taxes	3,660	(9,652)
Net income	53,527	28,186
Dividends on preferred shares	6,234	6,234
Net income attributable to common shareholders	$47,293	$21,952
Pre-tax income (loss) by segment:
Correspondent production	$3,621	$6,630
Credit sensitive strategies	58,373	3,606
Interest rate sensitive strategies	805	37,784
Corporate	(12,932)	(10,182)
	$49,867	$37,838
Annualized return on average common shareholder's equity	14.0%	7.0%
Earnings per common share:
Basic	$0.73	$0.36
Diluted	$0.68	$0.35
Dividends per common share	$0.47	$0.47
Per common share closing prices:
During the quarter:
High	$21.32	$18.03
Low	$18.84	$15.57
At quarter end	$20.71	$18.03

	March 31, 2019	December 31, 2018
Total assets	$7,555,987	$7,813,361
Book value per common share	$20.72	$20.61

During the quarter ended March 31, 2019, we recorded net income of $53.5 million, or $0.68 per diluted share. Our net income for the quarter ended March 31, 2019 reflects net gain on investments of $95.1 million, net gain on mortgage loans acquired for sale of $21.3 million, mortgage loan origination fees of $12.9 million, and net interest income of $8.3 million, partially offset by negative net mortgage loan servicing fees of $31.1 million.

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

Our net income for the quarters ended March 31, 2019 and March 31, 2018 includes recognition of incentives we received for financing certain of our mortgage loans acquired for sale satisfying certain relief characteristics under a master repurchase agreement. During the quarter ended March 31, 2019, we recognized $7.5 million as a reduction of interest expense compared to $2.4 million in such incentives during the same period in 2018. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. We expect that we will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

Our net income during the quarter ended March 31, 2019 was higher than the same period in 2018, due to an increase in pretax income in our credit sensitive strategies segment of $54.8 million. During the quarter ended March 31, 2019, our credit sensitive strategies segment recognized net investment income totaling $61.1 million, compared to $10.6 million during the same period in 2018, primarily due to gains from our investments in CRT arrangements which reflect both growth in our investment in CRT Agreements and commitment to purchase CRT securities and a tightening of credit spreads (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security) in the quarter ended March 31, 2019.

Pretax income in our interest rate sensitive strategies activities decreased by $37.0 million during the quarter ended March 31, 2019, as compared to the same period in 2018, from $37.8 million to $805,000 due to the effect of decreasing interest rates on the fair value of our investments in MSRs and ESS. This negative effect was partially offset by increased fair value gains from our investments in MBS, which benefited from the lower interest rates.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Net gain on investments	$95,093	$18
Net gain on mortgage loans held for sale	21,323	7,627
Net mortgage loan origination fees	12,938	7,037
Net mortgage loan servicing fees	(31,080)	56,155
Net interest income	8,342	6,164
Results of real estate acquired in settlement of loans	(1,480)	(3,226)
Other	1,482	1,898
	$106,618	$75,673

Following is a discussion of the changes in our net investment income:

Net Gain on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$36,922	$(22,397)
Mortgage loans at fair value:
Held in a VIE	3,585	(5,579)
Distressed	485	(9,951)
CRT Agreements	30,950	22,551
Firm commitment to purchase CRT securities	22,190	—
Asset-backed financings of a VIE at fair value	(2,857)	6,183
Hedging derivatives	7,380	1,460
	98,655	(7,733)
From PFSI—ESS	(3,562)	7,751
	$95,093	$18

The increase in net gain on investments during the quarter ended March 31, 2019, as compared to the same period in 2018 was caused primarily by increased gains from our investments in MBS and CRT arrangements during the quarter ended March 31, 2019, as compared to the same period in 2018.

Mortgage-Backed Securities

During the quarter ended March 31, 2019, we recognized net valuation gains on MBS of $36.9 million, as compared to net valuation losses of $22.4 million for the quarter ended March 31, 2018. The gains we recorded for the quarter ended March 31, 2019 reflect the influence of decreasing interest rates during 2019, as compared to the same period in 2018 and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $1.5 billion or 142% during the quarter ended March 31, 2019, as compared to the same quarter during 2018.

Mortgage Loans at Fair Value – Distressed

Net gains (losses) on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Valuation changes:
Performing loans	$388	$(4,169)
Nonperforming loans	535	(5,102)
	923	(9,271)
(Loss) gain on payoffs	(214)	235
Loss on sale	(224)	(915)
	$485	$(9,951)
Average portfolio balance at fair value	$112,923	$738,333
Interest and fees capitalized	$762	$2,180
Number of mortgage loans relating to gain/(loss) recognized on sales	4	1,144
UPB of mortgage loans relating to gain/(loss) recognized on sales	$677	$351,630

Valuation changes amounted to gains of $923,000 in the quarter ended March 31, 2019, as compared to losses of $9.3 million for the same quarter in 2018. The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter ended March 31, 2019, we capitalized interest totaling $762,000 as compared to $2.2 million for the quarter ended March 31, 2019.

Our disposition strategy for mortgage loans at fair value includes identification of the most financially beneficial resolution for each loan. Such resolutions may include modification or sale of the mortgage loan or acquisition of the property securing the distressed mortgage loan. During the quarters ended March 31, 2019 and 2018, we received proceeds from the sale of mortgage loans at fair value totaling $216,000 and $258.2 million, respectively. We believe that while future resolution activity will include mortgage loan sales, a significant portion of our remaining portfolio of distressed mortgage loans will require resolution through ongoing collection activities and borrower performance.

CRT Transactions

The activity in and balances relating to our CRT Agreements and firm commitment to purchase credit risk transfer security are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
CRT Agreements
UPB of mortgage loans sold under CRT Agreements	$—	$3,210,478
Deposits of cash securing CRT Agreements	$—	$41,789
Increase in commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	—	70,486
Total new investments in CRT Agreements	$—	$112,275
Interest earned on Deposits securing CRT Agreements	$6,775	$2,031
Gains recognized on CRT Agreements included in:
Net gain (loss) on investments:
Realized	$21,043	$19,329
Resulting from valuation changes	6,460	5,355
	27,503	24,684
Change in fair value of Interest-only security payable at fair value	3,447	(2,133)
	$30,950	$22,551
Payments made to settle losses	$895	$828

CRT Securities
Net gain on firm commitments to purchase	$22,190	$—
UPB of mortgage loans sold subject to credit risk transfer security	$7,702,080	$16,392,300

	March 31, 2019	December 31, 2018
	(in thousands)
CRT Agreements
UPB of mortgage loans subject to Recourse Obligations	$29,265,550	$29,934,003
Carrying value of investments in CRT Agreements (1)	$1,267,730	$1,270,488
CRT Interest-only security payable at fair value	$32,564	$36,011
Commitments to fund Deposits securing CRT Agreements	$—	$—

CRT Securities
UPB of mortgage loans outstanding sold subject to Firm commitment to purchase credit risk transfer security	$23,652,494	$16,392,300
Face amount of firm commitment to purchase credit risk transfer securities (UPB)	$886,969	$605,052
Fair value of firm commitment to purchase credit risk transfer security	$79,784	$37,994

(2)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to larger decreases in credit spreads and interest rates during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. The gains we recognized on our firm commitments to purchase CRT securities reflects the effect of credit spread tightening we observed during the quarter ended March 31, 2019, on the fair value of previously recognized as well as carry recognized in the value of the commitment over time.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $3.6 million for the quarter ended March 31, 2019, as compared to fair value gains of $7.8 million for the quarter ended March 31, 2018. The change in valuation results during 2019 as compared to 2018 reflects the different interest rate environments that prevailed during the period. The lower interest rates that prevailed during the quarter ended March 31, 2019 resulted in increased prepayment expectations for the mortgage loans underlying the ESS. Such prepayment expectations result in reduced cash flow expectations, negatively affecting the assets’ fair values.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(101,721)	$(95,767)
Hedging activities	(14,315)	33,746
	(116,036)	(62,021)
Non-cash gain:
Receipt of MSRs in mortgage loan sale transactions	131,868	66,546
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales	(720)	(572)
Reduction in liability due to change in estimate	528	1,042
	(192)	470
Recognition of fair value of commitment to purchase credit risk transfer security relating to loans sold	19,600	—
Change in fair value during the year of financial instruments held at year end:
IRLCs	(1,531)	(1,924)
Mortgage loans	5,650	2,851
Hedging derivatives	(20,030)	(936)
	(15,911)	(9)
	135,365	67,007
Total from non—affiliates	19,329	4,986
From PFSI—cash gain	1,994	2,641
	$21,323	$7,627

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$8,986,956	$4,404,895
Mortgage loans acquired for sale:
To nonaffiliates	$8,256,869	$4,232,308
To PFSI	6,826,566	8,833,752
	$15,083,435	$13,066,060

The changes in gain on mortgage loans acquired for sale during the quarter ended March 31, 2019, as compared to the same period in 2018, reflects the value of our commitment to invest in the credit risk of our mortgage loan production. We included $19.6 million in gain on sale of mortgage loans related to our continued involvement in the credit risk relating to the mortgage loans we sold during the quarter ended March 31, 2019. Our commitment to invest in this credit risk contributed significantly to our gain on sale of mortgage loans, as the mortgage market remained intensely competitive through the quarter ended March 31, 2019.

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs we receive and our estimate of our firm commitment to purchase CRT securities relating to our mortgage loan production. How the Company measures and updates MSRs and our firm commitment to purchase credit risk transfer securities as detailed in Note 7 — Fair Value — Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer against credit losses attributable to the loan with indemnified defects. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

Following is a summary of the indemnification and repurchase activity and mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Indemnification activity:
Mortgage loans indemnified at beginning of quarter	$7,075	$5,926
New indemnifications	96	—
Less: Indemnified mortgage loans repaid or refinanced	627	555
Mortgage loans indemnified at end of quarter	$6,544	$5,371
Mortgage loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$847	$1,145
Repurchase activity:
Mortgage loans repurchased	$3,689	$2,830
Less:
Mortgage loans repurchased by correspondent sellers	2,478	3,167
Mortgage loans repaid by borrowers	90	256
Net mortgage loans repurchased (repurchased by correspondent sellers or repaid by borrowers)	$1,121	$(593)
Net losses charged (recovery credited) to liability for representations and warranties	$18	$(41)
At end of quarter:
Mortgage loans subject to representations and warranties	$96,514,379	$74,554,838
Liability for representations and warranties	$7,688	$8,249

The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases, as the mortgage loans sold season, as our correspondent sellers’ ability and willingness to repurchase mortgage loans and as our investors’ and guarantors’ loss mitigation strategies change, we expect that the level of repurchase activity and associated losses may increase.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $0.5 million reduction in liability for representations and warranties during the quarter ended March 31, 2019, due to the effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Mortgage Loan Origination Fees

Mortgage loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The changes in the amount of these fees during the quarter ended March 31, 2019, as compared to the same quarter in 2018, reflects an increase in our purchases of loans with delivery fees.

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

Net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From non-affiliates:
Servicing fees (1)	$61,272	$48,732
Ancillary and other fees	3,208	1,703
Effect of MSRs fair value changes:
Realization of cashflows	(40,821)	(26,638)
Market changes	(96,508)	52,611
	(137,329)	25,973
Gain (losses) on hedging derivatives, net	41,135	(20,848)
	(96,194)	5,125
	(31,714)	55,560
From PFSI—MSR recapture income	634	595
Net mortgage loan servicing fees	$(31,080)	$56,155
Average servicing portfolio	$95,844,879	$73,694,438

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net mortgage loan servicing fees decreased during the quarter ended March 31, 2019, as compared to the same period in 2018 by $87.2 million. The decrease in net mortgage loan servicing fees during the quarter ended March 31, 2019, compared to the same quarter in 2018, was primarily attributable to the negative effect of the decrease in fair value of our MSRs as a result of decreasing interest rates during 2019 compared to 2018. The change in fair value attributable to market inputs such as projected prepayment speeds decreased $149.1 million, primarily due to the decrease in interest rates during the quarter ended March 31, 2019 as compared to the higher interest rates that prevailed during the quarter ended March 31, 2018. The loss was partially offset by an increase in hedging gains of $62.0 million during the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018. Mortgage servicing fees (including ancillary and other fees) increased $14.0 million, reflecting the growth of our servicing portfolio. This increase was offset by a $14.2 million increase in realization of cash flows. Realization of cash flows increased disproportionately to the increase in servicing fees due to acceleration of the rate of realization caused by the increased prepayment expectations that accompany decreasing interest rates.

We have entered into an MSR recapture agreement that requires PLS to transfer to us cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. We recognized MSR recapture income during the quarter ended March 31, 2019 of $634,000 as compared to $595,000, for the quarter ended March 31, 2018.

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$670	$—	$670	$36,074	7.43%
Mortgage-backed securities	24,008	(4,556)	19,452	2,593,543	3.00%
Mortgage loans acquired for sale at fair value	20,438	—	20,438	1,633,711	5.00%
Mortgage loans:
Held by variable interest entity	2,803	121	2,924	289,771	4.04%
Distressed	627	621	1,248	112,923	4.42%
	3,430	742	4,172	402,694	4.14%
ESS from PFSI	3,066	—	3,066	214,419	5.72%
Deposits securing CRT Agreements	6,775	—	6,775	1,142,819	2.37%
	58,387	(3,814)	54,573	6,023,260	3.62%
Placement fees relating to custodial funds	8,266	—	8,266
Other	242	—	242
	66,895	(3,814)	63,081	$6,023,260	4.19%
Liabilities:
Assets sold under agreements to repurchase (2)	$42,262	$(5,411)	$36,851	$4,844,689	3.04%
Mortgage loan participation purchase and sale agreements	520	54	574	56,210	4.08%
Exchangeable Notes	3,359	302	3,661	250,000	5.86%
Notes payable	5,568	255	5,823	455,519	5.11%
Asset-backed financings of a VIE at fair value	2,447	821	3,268	275,787	4.74%
Assets sold to PFSI under agreement to repurchase	1,796	—	1,796	128,549	5.67%
	55,952	(3,979)	51,973	6,010,754	3.46%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,271	—	2,271
Interest on mortgage loan impound deposits	495	—	495
	$58,718	$(3,979)	$54,739	$6,010,754	3.64%
Net interest income	$8,177	$165	$8,342
Net interest margin					0.55%
Net interest spread					0.55%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2019, the Company included $7.5 million of such incentives as a reduction to Interest expense. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. We expect that we will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

	Quarter ended March 31, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$73	$—	$73	$24,653	1.18%
Mortgage-backed securities	9,231	(440)	8,791	1,069,971	3.29%
Mortgage loans acquired for sale at fair value	11,332	—	11,332	1,046,289	4.33%
Mortgage loans:
Held by variable interest entity	3,009	(406)	2,603	314,717	3.31%
Distressed	5,763	2,136	7,899	738,333	4.28%
	8,772	1,730	10,502	1,053,050	3.99%
ESS from PFSI	3,934	—	3,934	239,923	6.56%
Deposits securing CRT Agreements	2,031	—	2,031	601,980	1.35%
	35,373	1,290	36,663	4,035,866	3.68%
Placement fees relating to custodial funds	4,215	—	4,215
Other	102	—	102
	39,690	1,290	40,980	$4,035,866	4.06%
Liabilities:
Assets sold under agreements to repurchase (2)	$19,703	$4,804	$24,507	$3,077,914	3.18%
Mortgage loan participation purchase and sale agreements	283	31	314	45,561	2.76%
Exchangeable Notes	3,359	285	3,644	250,000	5.83%
Asset-backed financings of a VIE at fair value	2,635	(339)	2,296	297,682	3.09%
Borrowing from PFSI	1,976	—	1,976	142,151	5.56%
	27,956	4,781	32,737	3,813,308	3.43%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,594	—	1,594
Interest on mortgage loan impound deposits	485	—	485
	$30,035	$4,781	$34,816	$3,813,308	3.65%
Net interest income	$9,655	$(3,491)	$6,164
Net interest margin					0.61%
Net interest spread					0.41%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2018, we included $2.4 million of such incentives as a reduction to Interest expense. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. We expect that we will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2019
	vs.
	Quarter ended March 31, 2018
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$549	$48	$597
Mortgage-backed securities	(829)	11,490	10,661
Mortgage loans acquired for sale at fair value	1,971	7,135	9,106
Mortgage loans:
Held by variable interest entity	539	(218)	321
Distressed	253	(6,904)	(6,651)
	792	(7,122)	(6,330)
ESS from PFSI	(474)	(394)	(868)
Deposits securing CRT Agreements	2,170	2,574	4,744
	4,179	13,731	17,910
Placement fees relating to custodial funds	—	4,051	4,051
Other	—	140	140
	4,179	17,922	22,101
Liabilities:
Assets sold under agreements to repurchase	(1,140)	13,484	12,344
Mortgage loan participation purchase and sale agreement	175	85	260
Exchangeable Notes	17	—	17
Notes payable	—	5,823	5,823
Asset-backed financing of a VIE at fair value	1,152	(180)	972
Assets sold to PFSI under agreement to repurchase	10	(190)	(180)
	214	19,022	19,236
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	677	677
Interest on mortgage loan impound deposits	—	10	10
	214	19,709	19,923
Net interest income	$3,965	$(1,787)	$2,178

The increase in net interest income during the quarter ended March 31, 2019, as compared to the quarter ended March 31, 2018, reflects growth in our investments in MBS and mortgage loans acquired for sale along with increased earnings from the placement fees we received relating to the custodial funds we manage on behalf of borrowers and investors. These increases were partially offset by a continuing shift in our earning assets from our highest yielding assets – distressed mortgage loans – to lower-yielding MBS and mortgage loans acquired for sale.

Included in net interest income for the quarters ended March 31, 2019 and 2018 are $7.5 million and $2.4 million of incentives we recognized relating to a master repurchase agreement. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. We expect that we will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019. We expect that the loss of such incentive income will be partially offset by an improvement in pricing margins, although there can be no assurance in that regard.

During the quarter ended March 31, 2019, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $4.2 million, including $762,000 of interest capitalized pursuant to loan modifications, which compares to $10.5 million including $2.2 million of interest capitalized pursuant to loan modifications, in the quarter ended March 31, 2018. This decrease reflects the significant liquidation of our investment in distressed mortgage loans during 2018.

During the quarter ended March 31, 2019, we incurred interest expense totaling $54.7 million as compared to $34.8 million during the quarter ended March 31, 2018. Our interest cost on interest-bearing liabilities was 3.46% for the quarter ended March 31, 2019 and 3.43% for the quarter ended March 31, 2018. The increase in interest expense primarily reflects the effects of increases in the advance rates we achieved on financed assets. These increases were partially offset by the benefits we realized from the financing incentives included in the master repurchase agreement discussed above.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2019, we recorded net losses of $1.5 million, as compared to $3.2 million, for the same period in 2018, in Results of real estate acquired in settlement of loans. This decrease in losses reflects the ongoing liquidation of our investments in distressed mortgage assets. REO balances have decreased from $162.7 million at December 31, 2017 to $72.2 million at March 31, 2019.

Results of REO are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Proceeds from sales of REO	$16,900	$32,437
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(3,561)	(5,359)
Gain on sale, net	2,081	2,133
	$(1,480)	$(3,226)
Number of properties sold	80	224
Average carrying value of REO	$78,900	$153,653
At quarter end:
Carrying value	$72,175	$141,506
Number of properties	227	487

Losses from REOs during the quarter ended March 31, 2019 decreased from the same period in 2018. The decrease in losses from REOs during the quarter ended March 31, 2019, as compared to the same period in 2018, was due primarily to the smaller overall REO portfolio during 2019 as compared to the same period in 2018.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	$27,574	$11,944
Mortgage loan servicing fees	10,570	11,019
Management fees	7,248	5,696
Mortgage loan origination	2,277	272
Compensation	1,969	1,268
Mortgage loan collection and liquidation	1,584	2,229
Professional services	1,327	1,319
Real estate held for investment	1,054	1,438
Other	3,148	2,650
	$56,751	$37,835

Expenses increased $18.9 million, or 50%, during the quarter ended March 31, 2019, as compared to the same quarter in 2019, primarily due to increased fulfillment fees attributable to both increases in our production volume and to an increase in the average fulfillment fee rate we incurred during the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Fulfillment fee expense	$27,574	$11,944
UPB of mortgage loans fulfilled by PLS	$8,135,552	$4,225,631
Average fulfillment fee rate (in basis points)	34	28

The increase in loan fulfillment fees of $15.6 million during the quarter ended March 31, 2019, as compared to the same period in 2018, is primarily due to an increase in the volume of mortgage loans fulfilled for us by PFSI, combined with an increase in the average fulfillment fee rate charged by PFSI due to a decrease in discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Mortgage loan servicing fees:
Mortgage loans acquired for sale at fair value	$239	$178
Mortgage loans at fair value	463	3,119
MSRs	9,868	7,722
	$10,570	$11,019
Average investment in:
Mortgage loans acquired for sale at fair value	$1,633,711	$1,046,289
Mortgage loans at fair value:
Distressed mortgage loans	$112,923	$738,333
Mortgage loans held in a VIE	$289,771	$314,717
Average MSR portfolio UPB	$95,953,915	$73,694,438
MSR recapture income recognized included in Net mortgage loan servicing fees—from PennyMac Financial Services, Inc.	$634	$595

Mortgage loan servicing fees decreased by $449,000 during the quarter ended March 31, 2019, as compared to the same period in 2018. We incur mortgage loan servicing fees primarily in support of our MSR portfolio and investment in mortgage loans at fair value. The decrease in mortgage loan servicing fees was primarily due to reductions in the distressed mortgage loan portfolio resulting from continuing loan sales and liquidations throughout 2018. This decrease was partially offset by the increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fee rates relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans had a proportionately more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Base	$6,109	$5,696
Performance incentive	1,139	—
	$7,248	$5,696
Average shareholders' equity amounts used to calculate management fee expense	$1,651,648	$1,539,900

Management fees increased by $1.6 million during the quarter ended March 31, 2019, as compared to the same period in 2018, primarily due to recognition of a performance incentive fee, which is based on our profitability in relation to our common shareholders’ equity. The performance incentive fee reflects improvements in our return on common shareholders’ equity during 2019 as compared to 2018. The increase in the performance incentive fee was supplemented by an increase in the base management fee due to modestly higher average shareholders’ equity during the quarter ended March 31, 2019, as compared to the same period in 2018.

Compensation

Compensation expense increased $701,000 during the quarter ended March 31, 2019, as compared to the same period in 2018. The change was primarily due to an increase in share-based compensation expense, reflecting changes in performance expectations relating to the performance-based restricted share unit awards outstanding as of the quarter ended March 31, 2019.

Mortgage Loan Collection and Liquidation

Mortgage loan collection and liquidation expenses decreased $645,000 during the quarter ended March 31, 2019, as compared to the same period in 2018, due to the significant reductions in our portfolio of distressed mortgage loans as the result of our sales of such assets.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,236	$1,001
Safekeeping	736	360
Bank service charges	568	545
Technology	373	378
Insurance	280	305
Other	(45)	61
	$3,148	$2,650

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

Our effective tax rates were (7.3) % and 25.5% for the quarters ended March 31, 2019 and 2018, respectively. Our TRS recognized a tax benefit of $3.9 million on a loss of $17.4 million while our consolidated pretax income was $49.9 million for the quarter ended March 31, 2019. For the same period in 2018, the TRS recognized tax expense of $9.4 million on income of $34.6 million while our consolidated pretax income was $37.8 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2019	2018
	(in thousands)
Assets
Cash	$68,538	$59,845
Investments:
Short-term	29,751	74,850
Mortgage-backed securities	2,589,106	2,610,422
Mortgage loans acquired for sale at fair value	1,435,071	1,643,957
Mortgage loans at fair value	398,664	408,305
ESS	205,081	216,110
Derivative assets	188,710	167,165
Firm commitment to purchase CRT securities	79,784	37,994
Real estate	114,521	128,791
MSRs	1,156,908	1,162,369
Deposits securing CRT Agreements	1,137,283	1,146,501
	7,334,879	7,596,464
Other	152,570	157,052
Total assets	$7,555,987	$7,813,361
Liabilities
Borrowings:
Short-term debt	$4,378,900	$5,081,691
Long-term debt	1,295,949	1,011,433
	5,674,849	6,093,124
Other	153,549	154,105
Total liabilities	5,828,398	6,247,229
Shareholders’ equity	1,727,589	1,566,132
Total liabilities and shareholders’ equity	$7,555,987	$7,813,361

Total assets decreased by approximately $257.4 million, or 3%, during the period from December 31, 2018 through March 31, 2019, primarily due to a $208.9 million decrease in mortgage loans acquired for sale, along with a $21.3 million decrease in MBS and a $14.3 million decrease in real estate.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Correspondent mortgage loan purchases:
Agency-eligible	$9,287,632	$5,106,242
Government-insured or guaranteed-for sale to PLS	7,066,892	9,189,632
Jumbo	5,454	—
Home equity lines of credit	450	—
Commercial mortgage loans	—	7,263
	$16,360,428	$14,303,137

During the quarter ended March 31, 2019, we purchased for sale $16.4 billion in fair value of correspondent production loans as compared to $14.3 billion in fair value of correspondent production loans during the quarter ended March 31, 2018. Our ability to maintain the level of correspondent production reflects our ability to invest in credit risk inherent in our mortgage loan production, the continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Interest rate sensitive assets:
MSRs received in mortgage loan sales and purchased	$131,868	$66,546
MBS	—	500,573
ESS received pursuant to a recapture agreement	508	904
	132,376	568,023
Credit sensitive assets:
Firm commitment to purchase credit risk transfer securities
Fair value	41,790	—
UPB	281,917	—
	323,707	—
Deposits and commitments to fund deposits relating to CRT Agreements	—	112,275
	323,707	112,275
	$456,083	$680,298

Our acquisitions during the quarters ended March 31, 2019 and 2018 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2019					December 31, 2018
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$2,057,174	$2,007,629	5.9	3.8%	3.2%	$2,075,337	$2,050,769	7.5	3.8%	3.5%
Freddie Mac	531,932	520,193	7.0	3.7%	3.3%	$535,085	$530,734	8.3	3.7%	3.5%
	$2,589,106	$2,527,822				$2,610,422	$2,581,503

Credit Risk Transfer Transactions

Following is a summary of the composition of the mortgage loans underlying our investment in CRT Agreements and our firm commitment to purchase CRT securities.

CRT Agreements

Following is a summary of our CRT Agreements:

	December 31, 2018	December 31, 2017
	(in thousands)
Carrying value of CRT Agreements:
Derivative assets	$123,987	$98,640
Deposits securing CRT agreements	1,146,501	588,867
Interest-only security payable at fair value	(36,011)	(7,070)
	$1,234,477	$680,437
UPB of mortgage loans subject to credit guarantee obligations	$29,934,003	$26,845,392
Collection status (in UPB):
Current	$29,633,133	$26,540,953
30—89 days delinquent	$228,296	$179,144
90—180 days delinquent	$39,826	$101,114
180 or more days delinquent	$4,208	$5,146
Foreclosure	$5,180	$5,463
Bankruptcy	$23,360	$13,572

Following is a summary of the composition of the mortgage loans underlying our investment in CRT Agreements as of March 31, 2019:

	Year of origination
	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$3,847	$13,511	$8,976	$2,932	$29,266
Originally delivered	$4,118	$15,307	$11,515	$4,928	$35,868
Cumulative defaults	$1.1	$10.0	$17.2	$16.8	$45.1
Cumulative losses	$0.9	$0.7	$1.5	$1.4	$4.5

	Year of origination
Original debt-to income ratio	2018	2017	2016	2015	Total
	(in millions)
<25%	$396	$1,638	$1,236	$368	$3,638
25 - 30%	412	1,638	1,236	389	3,675
30 - 35%	555	2,213	1,601	528	4,897
35 - 40%	664	2,677	1,810	643	5,794
40 - 45%	844	3,342	2,357	843	7,386
>45%	976	2,003	736	161	3,876
	$3,847	$13,511	$8,976	$2,932	$29,266
Weighted average	37.7%	36.2%	35.1%	35.3%	36.0%

	Year of origination
Origination FICO score	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$56	$103	$71	$40	$270
650 - 699	698	1,806	1,052	503	4,059
700 - 749	1,307	4,507	2,902	959	9,675
750 or greater	1,779	7,076	4,950	1,429	15,234
N/A	7	19	1	1	28
	$3,847	$13,511	$8,976	$2,932	$29,266
Weighted average	740	747	750	743	747

	Year of origination
Origination LTV	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,320	$4,098	$3,518	$1,067	$10,003
80-85%	1,024	3,733	2,306	742	7,805
85-90%	211	736	527	159	1,633
90-95%	429	1,740	1,033	378	3,580
95-100%	863	3,204	1,592	586	6,245
	$3,847	$13,511	$8,976	$2,932	$29,266
Weighted average	82.5%	83.1%	81.3%	82.1%	82.4%

	Year of origination
Current LTV (1)	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,317	$9,008	$7,770	$2,686	$21,781
80-85%	436	1,955	833	167	3,391
85-90%	598	1,805	300	61	2,764
90-95%	419	641	58	15	1,133
95-100%	70	91	11	2	174
>100%	7	11	4	1	23
	$3,847	$13,511	$8,976	$2,932	$29,266
Weighted average	77.8%	75.1%	68.3%	65.3%	72.4%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

	Year of origination
Geographic distribution	2018	2017	2016	2015	Total
	(in millions)
CA	$534	$1,825	$2,148	$590	$5,097
TX	262	952	996	436	2,646
FL	324	1,130	740	216	2,410
VA	191	705	695	303	1,894
MD	211	736	548	170	1,665
Other	2,325	8,163	3,849	1,217	15,554
	$3,847	$13,511	$8,976	$2,932	$29,266

	Year of origination
Regional geographic concentration (1)	2018	2017	2016	2015	Total
	(in millions)
Midwest	$301	$1,248	$755	$223	$2,527
Northeast	327	1,481	966	377	3,151
Southeast	1,229	4,337	2,612	890	9,069
Southwest	817	2,709	1,632	615	5,773
West	1,173	3,736	3,011	827	8,748
	$3,847	$13,511	$8,976	$2,932	$29,266

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$3,842	$13,493	$8,959	$2,922	$29,216
90 - 179 Days	5	16	14	8	43
180+ Days	—	1	1	1	3
Foreclosure	—	1	2	1	4
	$3,847	$13,511	$8,976	$2,932	$29,266
Bankruptcy	4	8	10	8	30

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	Quarter ended March 31, 2019
	(in thousands)
UPB of mortgage loans sold	$7,702,080
Increase in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold	$281,917
Fair value of firm commitment recognized in Gain on sale of mortgage loans	$19,600
Gains recognized on firm commitment included in Net gain (loss) on investments	$22,190

	March 31, 2019	December 31, 2018
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$886,969	$605,052
Fair value of firm commitment	$79,784	$37,994
UPB of mortgage loans sold subject to firm commitment to purchase CRT securities related to such loans	$23,652,494	$16,392,300
Collection status (in UPB):
Current	$23,564,883	$16,329,044
30—89 days delinquent	$76,198	$61,035
90—180 days delinquent	$8,084	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$1,599	$—
Bankruptcy	$1,730	$1,258

Following is a summary of the composition of the mortgage loans underlying our firm commitment to purchase CRT securities as of the quarter ended March 31, 2019:

Original Debt-to income ratio	March 31, 2019
(in millions)
<25%	$2,237
25 - 30%	2,299
30 - 35%	3,270
35 - 40%	4,201
40 - 45%	5,479
>45%	6,167
$23,653
Weighted average	38.1%

Origination FICO score	March 31, 2019
(in millions)
600 - 649	$284
650 - 699	3,252
700 - 749	7,786
750 or greater	12,299
N/A	32
$23,653
Weighted average	$746

Origination LTV	March 31, 2019
(in thousands)
<80	$7,055
80-85	5,833
85-90	1,315
90-95	2,920
95-100	6,530
$23,653
Weighted average	83.7%

Current LTV (1)	March 31, 2019
(in millions)
<80	$11,330
80-85	2,591
85-90	2,817
90-95	4,847
95-100	1,979
>100%	89
$23,653
Weighted average	82.1%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

Geographic distribution	March 31, 2019
(in millions)
CA	$3,497
FL	2,256
TX	1,360
AZ	1,261
WA	1,081
Other	14,198
$23,653

Regional geographic concentration (1)	March 31, 2019
(in millions)
Midwest	$1,869
Northeast	1,982
Southeast	7,881
Southwest	4,934
West	6,987
$23,653

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	March 31, 2019
(in millions)
Delinquency
Current - 89 Days	$23,641
90 - 179 Days	8
180+ Days	-
Foreclosure	2
Bankruptcy	2
$23,653

Mortgage Loans at Fair Value – Distressed

Following is a summary of the distribution of our portfolio of distressed mortgage loans at fair value:

	March 31, 2019						December 31, 2018
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$11,676	35%	3.12%	$29,746	39%	5.22%	$8,851	31%	3.37%	$36,472	41%	5.06%
80% - 99.99%	8,073	24%	2.59%	18,248	24%	5.35%	7,026	24%	2.63%	21,630	24%	5.41%
100% - 119.99%	4,415	14%	2.30%	13,762	18%	4.24%	4,464	16%	2.40%	16,781	19%	4.69%
120% or greater	9,038	27%	2.02%	14,154	19%	3.14%	8,465	29%	2.13%	14,043	16%	3.29%
	$33,202	100%	2.50%	$75,910	100%	4.40%	$28,806	100%	2.58%	$88,926	100%	4.54%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2019						December 31, 2018
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$8,015	24%	2.22%	$27,456	36%	5.07%	$8,273	29%	2.27%	$32,819	37%	5.21%
Florida	3,684	11%	1.99%	8,452	11%	4.31%	3,417	12%	1.98%	10,446	12%	4.77%
California	4,447	13%	2.84%	5,908	8%	3.97%	3,995	14%	3.08%	7,190	8%	4.17%
New Jersey	4,927	15%	2.31%	3,773	5%	3.27%	4,235	15%	2.31%	4,055	5%	3.71%
Hawaii	531	2%	1.42%	4,500	6%	4.54%	—	0%	—	6,605	7%	5.41%
Massachusetts	1,324	4%	2.85%	5,126	7%	4.61%	855	3%	2.52%	5,667	6%	4.57%
Maryland	1,435	4%	2.37%	3,250	4%	3.80%	1,549	5%	2.53%	2,791	3%	3.81%
Other	8,839	27%	3.68%	17,445	23%	3.79%	6,482	22%	3.69%	19,353	22%	3.61%
	$33,202	100%	2.50%	$75,910	100%	4.40%	$28,806	100%	2.58%	$88,926	100%	4.54%

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	March 31, 2019		December 31, 2018
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$62,137	86%	$71,318	83%
Condominium/Townhome/Co-op	6,259	9%	9,060	11%
Planned unit development	3,779	5%	5,303	6%
	$72,175	100%	$85,681	100%

	March 31, 2019		December 31, 2018
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New York	$17,190	24%	$20,068	23%
New Jersey	14,206	20%	17,060	20%
California	8,914	12%	11,829	14%
Florida	6,651	9%	7,770	9%
Illinois	4,778	7%	4,631	5%
Massachusetts	3,785	5%	5,789	7%
Other	16,651	23%	18,534	22%
	$72,175	100%	$85,681	100%

Cash Flows

Our cash flows for the quarters ended March 31, 2019 and 2018 are summarized below:

	Quarter ended March 31,
	2019	2018	Change
	(in thousands)
Operating activities	144,903	$122,487	$22,416
Investing activities	175,469	(227,569)	$403,038
Financing activities	(311,679)	129,602	$(441,281)
Net cash flows	$8,693	$24,520	$(15,827)

Our cash flows resulted in a net increase in cash of $8.7 million during the quarter ended March 31, 2019, as discussed below.

Operating activities

Cash provided by operating activities totaled $144.9 million during the quarter ended March 31, 2019, as compared to cash provided by operating activities of $122.5 million during the quarter ended March 31, 2018. Cash flows from operating activities primarily reflect cash flows from mortgage loans acquired for sale as shown below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Operating cash flows from:
Mortgage loans acquired for sale	$73,733	$104,148
Other	71,170	18,339
	$144,903	$122,487

Cash flows from mortgage loans acquired for sale primarily reflect changes in the level of inventory from the beginning to end of the quarters presented.

Investing activities

Net cash provided by our investing activities was $175.5 million for the quarter ended March 31, 2019, as compared to cash used in investing activities of $227.6 million for the quarter ended March 31, 2018. For the quarter ended March 31,2018, we used cash of $500.6 million to purchase MBS and made deposits of cash collateral securing CRT Agreements transactions, partially offset by $276.5 million in proceeds from the sale of distressed mortgage loans. Our cash flows from investing activities for the quarter ended March 31, 2019 did not include the significant level of purchase activity that occurred during the quarter ended March 31, 2018.

Financing activities

Net cash used in financing activities was $311.7 million for the quarter ended March 31, 2019, as compared to net cash provided by financing activities of $129.6 million for the quarter ended March 31, 2018. This change reflects the repayment of borrowings used to finance our reduced inventory of mortgage loans held for sale during the quarter ended March 31, 2019, compared to increases in borrowing used to finance our increased investments in MBS during the quarter ended March 31, 2018.

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

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable. More recently, we have secured term financing for our MSRs and a portion of our CRT Agreements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings.

Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

As of March 31, 2019 and December 31, 2018, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and CRT Agreement assets with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.29 and 3.89 at March 31, 2019 and December 31, 2018, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2019	2018
	(in thousands)
Average balance outstanding	$4,844,689	$3,077,914
Maximum daily balance outstanding	$5,210,162	$3,655,250
Ending balance	$4,179,829	$3,409,440

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $7.8 billion at March 31, 2019.

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year.

•	The transactions relating to mortgage loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms ranging from two to five years.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2019, we had contractual obligations aggregating to $8.9 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent sellers	$2,037,160	$2,037,160	$—	$—	$—
Face amount of firm commitment to purchase CRT securities	886,969	886,969	—	—	—
Short‒term debt	4,378,412	4,378,412	—	—	—
Long‒term debt	1,297,753	—	250,000	745,730	302,023
Interest expense on long term debt (1)	291,770	54,630	93,638	49,529	93,973
Total	$8,892,064	$7,357,171	$343,638	$795,259	$395,996

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between March 31, 2019 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2019:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$399,548
JPMorgan Chase & Co.	248,495
Deutsche Bank	160,578
Bank of America, N.A.	76,692
Citibank, N.A.	49,199
Daiwa Capital Markets America Inc.	14,921
Mizuho Securities	12,521
BNP Paribas Corporate & Institutional Banking	8,805
Morgan Stanley Bank, N.A.	5,351
Wells Fargo, N.A.	5,327
Royal Bank of Canada	662
$982,099

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2019, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,646,800	$2,638,441	$2,627,519	$2,533,636	$2,501,443	$2,316,328
Change in fair value:
$	$57,694	$49,335	$38,413	$(55,470)	$(87,663)	$(272,778)
%	2.2%	1.9%	1.5%	(2.1)%	(3.4)%	(10.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2019, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,214,675	$1,185,099	$1,170,837	$1,143,304	$1,130,013	$1,104,332
Change in fair value:
$	$57,767	$28,191	$13,928	$(13,604)	$(26,895)	$(52,576)
%	5.0%	2.4%	1.2%	(1.2)%	(2.3)%	(4.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,269,600	$1,210,509	$1,183,075	$1,131,925	$1,108,047	$1,063,336
Change in fair value:
$	$112,652	$53,601	$26,167	$(24,983)	$(48,861)	$(93,573)
%	9.7%	4.6%	2.3%	(2.2)%	(4.2)%	(8.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,189,513	$1,173,211	$1,165,059	$1,148,757	$1,140,606	$1,124,303
Change in fair value:
$	$32,605	$16,302	$8,151	$(8,151)	$(16,302)	$(32,605)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.8)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2019, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$210,894	$207,949	$206,505	$203,675	$202,288	$199,566
Change in fair value:
$	$5,813	$2,868	$1,424	$(1,406)	$(2,793)	$(5,515)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$225,659	$214,934	$209,905	$200,451	$196,004	$187,620
Change in fair value:
$	$20,578	$9,583	$4,824	$(4,630)	$(9,077)	$(17,461)
%	10.0%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

CRT Agreements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$1,285,536	$1,259,959	$1,247,466	$1,223,053	$1,211,125	$1,187,810
Change in fair value:
$	$50,371	$24,794	$12,301	$(12,113)	$(24,040)	$(47,355)
%	4.1%	2.0%	1.0%	(1.0)%	(2.0)%	(3.8)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT Agreements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$1,217,033	$1,226,210	$1,232,344	$1,238,222	$1,238,753	$1,238,101
Change in fair value:
$	$(18,979)	$(9,803)	$(3,668)	$2,210	$2,741	$2,088
%	(1.5)%	(0.8)%	(0.3)%	0.2%	0.2%	0.2%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$119,283	$99,206	$89,415	$70,311	$60,991	$42,798
Change in fair value:
$	$39,499	$19,421	$9,631	$(9,474)	$(18,794)	$(36,986)
%	49.5%	24.3%	12.1%	(11.9)%	(23.6)%	(46.4)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$64,142	$72,321	$77,134	$81,227	$81,908	$82,006
Change in fair value:
$	$(15,643)	$(7,463)	$(2,650)	$1,442	$2,124	$2,222
%	(19.6)%	(9.4)%	(3.3)%	1.8%	2.7%	2.8%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of March 31, 2019, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	100	200
	(dollar in thousands)
Fair value	$289,735	$289,818	$289,768	$289,234	$289,055	$288,075
Change in fair value:
$	$183	$266	$216	$(318)	$(497)	$(1,477)
%	0.1%	0.1%	0.1%	(0.1)%	(0.2)%	(0.5)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2019.

The following table provides information about our common share repurchases during the quarter ended March 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
January 1, 2019 – March 31, 2019	—	$—	—	$83,375
	—	$—	—

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1#	Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.2#	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Corp. PennyMac Loan Services, LLC, and Citibank, N.A.	10-Q	August 7, 2018

10.3#

Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and among PennyMac Corp., PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC and Citibank, N.A.

		8-K	May 18, 2018

10.4#

Amendment No. 13 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 8, 2017

10.5#	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	8-K	July 14, 2014

10.6#	Amendment Number One to Second Amended and Restated Loan and Security Agreement, dated as of March 2, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	May 7, 2018

10.7#	Amendment Number Two to the Second Amended and Restated Loan and Security Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.8#	Amendment Number Three to the Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.9#	Amendment Number Four to the Second Amended and Restated Loan and Security Agreement, dated as of May 14, 2018, by and among PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.	8-K	May 18, 2018

10.10#	Amendment Number Five to the Second Amended and Restated Loan and Security Agreement, dated as of June 8, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	10-Q	August 7, 2018

10.11

Amendment Number Twelve to the Master Repurchase Agreement, dated as of August 24, 2018, among PennyMac Corp., PennyMac Operating Partnership, L.P., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

*

10.12	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.13

Third Amended and Restated Master Repurchase Agreement, dated as of March 14, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitzation LTD, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1, and PennyMac Mortgage Investment Trust.

*

10.14

Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

*

10.15

Third Amended and Restated Guaranty, dated as of March 14, 2019, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC.

*

10.16

Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

*

10.17†	PenyMac Mortgage Investment Trust 2009 Equity Incentive Plan Form of Restricted Share Unit Award Agreement for Non-Employee Trustees (2019).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2018 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2019 and 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2019 and 2018, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and 2018 and (v) the Notes to the Consolidated Financial Statements.

#	Refiled herewith to provide an updated hyperlink to the appropriate prior filing.
*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 3, 2019	By:	/S/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2019	By:	/S/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)