Form 10-Q
period 2019-06-30
PennyMac Mortgage Investment Trust
filed 2019-08-05
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2019
Common Shares of Beneficial Interest, $0.01 par value	78,607,436

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2019

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

•	changes in general business, economic, market, employment and domestic and international political conditions, or in consumer confidence and spending habits from those expected;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	the degree and nature of our competition;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;
•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with loans we purchase and later sell or securitize;
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of loans underlying mortgage-backed securities (“MBS”) in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2019	2018
	(in thousands, except share information)
ASSETS
Cash	$77,676	$59,845
Short-term investments at fair value	76,731	74,850
Mortgage-backed securities at fair value pledged to creditors	2,600,357	2,610,422
Loans acquired for sale at fair value (includes $2,459,483 and $1,621,879 pledged to creditors, respectively)	2,477,267	1,643,957
Loans at fair value (includes $356,337 and $399,266 pledged to creditors, respectively)	358,570	408,305
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	194,156	216,110
Derivative and credit risk transfer strip assets (includes $160,156 and $87,976 pledged to creditors, respectively)	258,782	167,165
Firm commitment to purchase credit risk transfer securities at fair value	15,581	37,994
Real estate acquired in settlement of loans (includes $65,008 and $40,198 pledged to creditors, respectively)	97,808	85,681
Real estate held for investment (includes $23,262 pledged to creditors at December 31, 2018)	—	43,110
Deposits securing credit risk transfer arrangements pledged to creditors	2,060,612	1,146,501
Mortgage servicing rights at fair value (includes $1,105,099 and $1,139,582 pledged to creditors, respectively)	1,126,427	1,162,369
Servicing advances	35,143	67,666
Due from PennyMac Financial Services, Inc.	1,485	4,077
Other	85,194	85,309
Total assets	$9,465,789	$7,813,361
LIABILITIES
Assets sold under agreements to repurchase	$5,364,551	$4,777,027
Mortgage loan participation purchase and sale agreements	—	178,639
Exchangeable senior notes	248,958	248,350
Notes payable	1,370,074	445,573
Asset-backed financing of a variable interest entity at fair value	270,077	276,499
Interest-only security payable at fair value	26,356	36,011
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	118,716	131,025
Derivative liabilities	22,454	5,914
Accounts payable and accrued liabilities	36,373	70,687
Due to PennyMac Financial Services, Inc.	34,695	33,464
Income taxes payable	21,873	36,526
Liability for losses under representations and warranties	7,728	7,514
Total liabilities	7,521,855	6,247,229

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 78,607,436 and 60,951,444 common shares, respectively	786	610
Additional paid-in capital	1,647,186	1,285,533
Accumulated deficit	(3,745)	(19,718)
Total shareholders’ equity	1,943,934	1,566,132
Total liabilities and shareholders’ equity	$9,465,789	$7,813,361

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Loans at fair value	284,097	290,573
Derivative and credit risk transfer strip assets	186,512	123,987
Deposits securing credit risk transfer arrangements	2,060,612	1,146,501
Other—interest receivable	799	839
	$2,532,020	$1,561,900
LIABILITIES
Asset-backed financing at fair value	$270,077	$276,499
Interest-only security payable at fair value	26,356	36,011
Accounts payable and accrued liabilities—interest payable	799	839
	$297,232	$313,349

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net investment income
Net gain (loss) on investments:
From nonaffiliates	$90,965	$23,989	$189,620	$16,256
From PennyMac Financial Services, Inc.	(3,211)	1,520	(6,773)	9,271
	87,754	25,509	182,847	25,527
Net gain on loans acquired for sale:
From nonaffiliates	31,089	6,251	50,418	11,237
From PennyMac Financial Services, Inc.	3,155	2,891	5,149	5,532
	34,244	9,142	55,567	16,769
Loan origination fees	17,630	8,850	30,568	15,887
Net loan servicing fees:
From nonaffiliates	(54,604)	27,174	(86,318)	82,734
From PennyMac Financial Services, Inc.	1,015	412	1,649	1,007
	(53,589)	27,586	(84,669)	83,741
Interest income:
From nonaffiliates	69,026	48,434	129,041	85,480
From PennyMac Financial Services, Inc.	2,767	3,910	5,833	7,844
	71,793	52,344	134,874	93,324
Interest expense:
To nonaffiliates	64,204	38,167	117,147	71,007
To PennyMac Financial Services, Inc.	1,692	1,898	3,488	3,874
	65,896	40,065	120,635	74,881
Net interest income	5,897	12,279	14,239	18,443
Results of real estate acquired in settlement of loans	2,075	(2,297)	595	(5,523)
Other	2,390	1,922	3,872	3,820
Net investment income	96,401	82,991	203,019	158,664
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	29,590	14,559	57,164	26,503
Loan servicing fees	11,568	9,431	22,138	20,450
Management fees	8,832	5,728	16,080	11,424
Loan origination	3,118	1,572	5,395	1,844
Compensation	1,771	2,220	3,740	3,488
Professional services	1,733	1,757	3,060	3,076
Loan collection and liquidation	1,247	1,923	2,831	4,152
Real estate held for investment	865	1,301	1,919	2,739
Other	4,307	2,214	7,455	4,864
Total expenses	63,031	40,705	119,782	78,540
Income before (benefit from) provision for income taxes	33,370	42,286	83,237	80,124
(Benefit from) provision for income taxes	(10,863)	5,861	(14,523)	15,513
Net income	44,233	36,425	97,760	64,611
Dividends on preferred shares	6,234	6,234	12,469	12,468
Net income attributable to common shareholders	$37,999	$30,191	$85,291	$52,143
Earnings per common share
Basic	$0.52	$0.49	$1.23	$0.85
Diluted	$0.50	$0.47	$1.17	$0.82
Weighted average common shares outstanding
Basic	73,425	60,903	69,051	60,844
Diluted	81,892	69,370	77,518	69,311
Dividends declared per common share	$0.47	$0.47	$0.94	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2018	12,400	$299,707	60,883	$609	$1,281,115	$(39,173)	$1,542,258
Net income	—	—	—	—	—	36,425	36,425
Share-based compensation	—	—	68	1	1,856	—	1,857
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(28,817)	(28,817)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at June 30, 2018	12,400	$299,707	60,951	$610	$1,282,971	$(37,801)	$1,545,487
Balance at March 31, 2019	12,400	$299,707	68,412	$684	$1,431,887	$(4,689)	$1,727,589
Net income	—	—	—	—	—	44,233	44,233
Share-based compensation	—	—	—	—	1,415	—	1,415
Issuance of common shares	—	—	10,195	102	216,619	—	216,721
Issuance costs relating to common shares	—	—	—	—	(2,735)	—	(2,735)
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(37,053)	(37,053)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	64,611	64,611
Share-based compensation	—	—	288	3	2,753	—	2,756
Dividends:
Common shares ($0.94 per share)	—	—	—	—	—	(57,635)	(57,635)
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at June 30, 2018	12,400	$299,707	60,951	$610	$1,282,971	$(37,801)	$1,545,487
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	97,760	97,760
Share-based compensation	—	—	240	2	430	—	432
Issuance of common shares	—	—	17,416	174	366,014	—	366,188
Issuance costs relating to common shares	—	—	—	—	(4,791)	—	(4,791)
Dividends:
Common shares ($0.94 per share)	—	—	—	—	—	(69,315)	(69,315)
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$97,760	$64,611
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investments	(182,847)	(25,527)
Net gain on loans acquired for sale at fair value	(55,567)	(16,769)
Change in fair value of mortgage servicing rights, net of hedging results	224,125	18,228
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(5,833)	(7,844)
Capitalization of interest and fees on loans at fair value	(1,928)	(4,246)
Amortization of debt issuance (premiums) and costs, net	(4,596)	(727)
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	12,405	1,462
Results of real estate acquired in settlement of loans	(595)	5,523
Share-based compensation expense	3,032	2,756
Reversal of contingent underwriting fees	(1,134)	—
Purchase of loans acquired for sale at fair value from nonaffiliates	(37,634,892)	(29,026,386)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(2,218,721)	(1,427,637)
Repurchase of loans subject to representation and warranties	(5,341)	(5,603)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	20,802,011	10,556,931
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	17,956,971	19,267,316
Settlement of repurchase agreement derivatives	11,567	2,495
Decrease in servicing advances	42,824	32,628
Decrease in due from PennyMac Financial Services, Inc.	2,524	14
Decrease (increase) in other assets	97,717	(29,848)
Decrease in accounts payable and accrued liabilities	(41,065)	(5,812)
Increase (decrease) in due to PennyMac Financial Services, Inc.	1,189	(7,458)
(Decrease) increase in income taxes payable	(14,653)	14,620
Net cash used in operating activities	(915,047)	(591,273)
Cash flows from investing activities
Net increase in short-term investments	(1,881)	(21,086)
Purchase of investment securities at fair value	(81,202)	(814,792)
Repayment of mortgage-backed securities at fair value	144,868	73,279
Repurchase of loans at fair value	(886)	—
Sale and repayment of loans at fair value	44,984	293,535
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	21,082	24,309
Settlement of firm commitment to purchase credit risk transfer securities	31,925	—
Net settlement of derivative financial instruments	(22,103)	1,898
Sale of real estate acquired in settlement of loans	31,171	63,685
Distribution from credit risk transfer agreements	61,473	57,091
Deposit of cash securing credit risk transfer arrangements	(933,370)	(77,888)
Decrease (increase) in margin deposits	48,308	(9,524)
Net cash used in investing activities	(655,631)	(409,493)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	51,009,663	37,309,146
Repurchase of assets sold under agreements to repurchase	(50,421,692)	(36,710,604)
Issuance of mortgage loan participation purchase and sale agreements	2,756,486	2,402,527
Repayment of mortgage loan participation purchase and sale agreements	(2,935,212)	(2,359,327)
Issuance of notes payable	933,730	450,000
Repayment of notes payable	(7,095)	—
Repayment of asset-backed financing of a variable interest entity at fair value	(13,625)	(10,431)
Sale of assets to PennyMac Financial Services, Inc. under agreements to repurchase	—	2,293
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(12,309)	(7,839)
Payment of debt issuance costs	(6,331)	(8,457)
Payment of dividends to preferred shareholders	(12,472)	(12,472)
Payment of dividends to common shareholders	(61,078)	(57,963)
Issuance of common shares	366,188	—
Payment of issuance costs related to common shares	(4,791)	—
Payment of vested share-based compensation withholdings	(2,600)	—
Payment of contingent underwriting fees payable	(353)	—
Repurchase of common shares	—	(10,719)
Net cash provided by financing activities	1,588,509	986,154
Net increase (decrease) in cash	17,831	(14,612)
Cash at beginning of period	59,845	77,647
Cash at end of period	$77,676	$63,035

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate:

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

Almost all of the loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT strips, distressed loans, real estate acquired in settlement of loans (“REO”), real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate loans.

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

The Company held no restricted cash during the periods presented. Therefore, the consolidated statements of cash flows do not include references to restricted cash.

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

The Company issues share-based compensation to certain employees of the Manager and its affiliates. Through December 31, 2018, the Company accounted for share-based payments to employees of the Manager and its affiliates under the guidance of the Equity – Equity-Based Payments to Non-Employees topic of the ASC. Under that topic, the measure of cost relating to such grants was generally established based on the fair value of the shares upon vesting of the share-based awards.  Accordingly, the Manager’s estimate of compensation costs, and by extension periodic expense amounts, fluctuated with movements in the Company’s common share price during the period that expense relating to the grants is being recognized. As a result of the adoption of ASU 2018-07, the cost of share-based grants made to employees of the Manager and its affiliates are fixed at the date of the grant for restricted share units issued to employees of the Manager and its affiliates and variable to the extent of changes in performance attainment expectations for performance share units issued to all grantees.

Upon adoption of ASU 2018-07, the Company did not record a cumulative effect adjustment to its accumulated deficit.

Note 4—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements and distressed loans. These investments include assets that are more sensitive to borrower creditworthiness than other mortgage investments such as traditional loans and mortgage-backed securities.

As detailed in Note 6 – Loan Sales and Variable Interest Entities, the Company invests in CRT arrangements whereby it sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans (“Recourse Obligations”); or

•	beginning in June 2018, entering into firm commitments to purchase CRT strips that absorb losses from defaults of such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the related loans, and exposes the Company to the risk of loss greater than the risks associated with selling such loans to Fannie Mae without the retention of such credit risk.

CRT Agreements are structured such that loans that reach a specific number of days delinquent will trigger losses chargeable to the CRT Agreements in proportion to the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to realize losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

Unlike the Company’s investment in CRT Agreements before June 2018, the structure of its investment in CRT strips requires the Company to absorb incurred losses when the reference loans realize actual losses. The Company makes a firm commitment to purchase the CRT securities at the beginning of the aggregation period and before the settlement of the CRT strips. The Company has elected to account for these commitments at fair value. Accordingly, the Company recognizes the fair value of such commitment as it sells loans subject to the firm commitment, and also recognizes changes in fair value of the firm commitment during the time it is outstanding.

The Company is exposed to market risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT arrangements.

Note 5—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement.

Pursuant to the terms of the agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any loans underwritten to the Ginnie Mae MBS Guide.

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

The Company purchases newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loan fulfillment fees earned by PLS	$29,590	$14,559	$57,164	$26,503
UPB of loans fulfilled by PLS	$10,741,078	$5,396,370	$18,876,630	$9,622,001
Sourcing fees received from PLS included in Net gain on loans acquired for sale	$3,155	$2,891	$5,149	$5,532
UPB of loans sold to PLS	$10,514,390	$9,639,495	$17,161,728	$18,487,368
Purchases of loans acquired for sale from PLS	$1,334,211	$646,311	$2,218,721	$1,427,637
Tax service fee paid to PLS included in Other expense	$3,102	$1,542	$5,345	$2,750

	June 30, 2019	December 31, 2018
	(in thousands)
Loans included in loans acquired for sale at fair value pending sale to PLS	$258,211	$86,308

Loan Servicing

The Company, through its Operating Partnership, has an amended and restated mortgage loan servicing agreement with PLS dated as of September 12, 2016, pursuant to which PLS provides subservicing for the Company's portfolio of residential loans and its portfolio of MSRs. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company.

The base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

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

Except as otherwise provided in the MSR recapture agreement, when PLS effects a refinancing of a loan on behalf of the Company and not through a third-party lender and the resulting loan is readily saleable, or PLS originates a loan to facilitate the disposition of an REO, PLS is entitled to receive from the Company market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated parties on a retail basis.

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company has a small number of employees and limited infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in the performance of its servicing obligations.

PLS, on behalf of the Company, is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”); provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

PLS is also entitled to certain activity-based fees for distressed whole loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. PLS is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

To the extent that these non-distressed loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

The term of the servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Pursuant to the terms of an amended and restated MSR recapture agreement, if PLS refinances loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$385	$245	$624	$423
Loans at fair value	617	1,206	1,080	4,325
MSRs	10,566	7,980	20,434	15,702
	$11,568	$9,431	$22,138	$20,450
Average investment in:
Loans acquired for sale at fair value	$2,053,214	$1,495,921	$1,845,847	$1,271,110
Loans at fair value:
Distressed	$96,727	$459,937	$105,818	$598,200
Held in a VIE	$286,188	$306,672	$287,965	$310,638
Average MSR portfolio UPB	$102,476,058	$76,806,051	$99,205,766	$75,246,468
MSR recapture income recognized included in Net loan servicing fees—from PennyMac Financial Services, Inc.	$1,015	$412	$1,649	$1,007

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

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Base management	$6,839	$5,728	$12,948	$11,424
Performance incentive	1,993	—	3,132	—
	$8,832	$5,728	$16,080	$11,424

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$489	$(514)	$1,059	$59
Common overhead incurred by PCM and its affiliates	1,276	1,176	2,512	2,177
Compensation	120	120	240	240
	$1,885	$782	$3,811	$2,476
Payments and settlements during the period (1)	$28,031	$15,957	$43,220	$23,615

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investment and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

On December 19, 2016, the Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), amended and restated a master spread acquisition and MSR servicing agreement with PLS (the “Spread Acquisition Agreement”), pursuant to which the Company may purchase from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

To the extent PLS refinances any of the loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified loans, the Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle its recapture liability to the Company in cash in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$442	$580	$950	$1,484
Repayments and sales	$10,530	$12,018	$21,082	$24,309
Interest income	$2,767	$3,910	$5,833	$7,844
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$(3,604)	$996	$(7,655)	$7,917
Recapture income	393	524	882	1,354
	$(3,211)	$1,520	$(6,773)	$9,271

	June 30, 2019	December 31, 2018
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$194,156	$216,110

Deposits Securing Credit Risk Transfer Arrangements

The Company’s CRT arrangements are secured by Deposits securing CRT arrangements.  The deposits are administered by an indenture trustee and invested by such trustee as allowed in the underlying indenture. At June 30, 2019, $186.4 million of the Deposits securing CRT arrangements were invested in a money market fund administered by a subsidiary of BlackRock, Inc. one of our Manager’s strategic investors.

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2019 and December 31, 2018.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Sale of assets under agreements to repurchase	$—	$—	$—	$2,293
Repurchase of assets sold under agreements to repurchase	$7,213	$4,356	$12,309	$7,839
Interest expense	$1,692	$1,898	$3,488	$3,874
Conditional Reimbursement paid to PCM	$144	$—	$219	$—

	June 30, 2019	December 31, 2018
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$118,716	$131,025
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$582	$801

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2019	December 31, 2018
	(in thousands)
Due from PFSI:
MSR recapture	$112	$179
Other	1,373	3,898
	$1,485	$4,077
Due to PFSI:
Fulfillment fees	$10,454	$10,006
Management fees	8,526	6,559
Allocated expenses and expenses paid by PFSI on PMT’s behalf	8,335	9,066
Loan servicing fees	4,030	4,841
Correspondent production fees	2,662	2,071
Conditional Reimbursement	582	801
Interest on Assets sold to PFSI under agreement to repurchase	106	120
	$34,695	$33,464

Note 6—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its mortgage loan transfer, investing and financing activities. The Company has distinguished its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cash flows:
Proceeds from sales	$11,326,837	$5,356,347	$20,802,011	$10,556,931
Loan servicing fees received net of guarantee fees	$66,919	$48,667	$128,191	$97,399

The following table summarizes collection status information for loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	June 30, 2019	December 31, 2018
	(in thousands)
UPB of loans outstanding	$105,796,998	$91,982,335
UPB of delinquent loans:
30-89 days delinquent	$729,671	$614,668
90 or more days delinquent:
Not in foreclosure	$171,297	$142,871
In foreclosure	$39,675	$40,445
UPB of loans in bankruptcy	$107,557	$75,947
Custodial funds managed by the Company (1)	$1,894,889	$970,328

(1)

Custodial funds include borrower and investor custodial cash accounts relating to loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Consolidated VIEs

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold. These arrangements absorb credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The transfers of loans subject to CRT Agreements were accounted for as sales. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements.

The Company’s exposure to losses under its Recourse Obligation was initially established at 3.5% of the UPB of the loans sold under the CRT Agreements. As the UPB of the underlying loans subject to each CRT Agreement is reduced through repayments, the percentage exposure of each CRT Agreement will increase to a maximum of 4.5% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. Gains and losses on the derivatives included in the CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income. The final sales of loans subject to the CRT Agreements were made during May 2018.

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sells loans subject to agreements that require the Company to purchase securities that absorb credit losses on such loans. The Company has elected to account for the firm commitments to purchase such CRT securities at fair value. The Company recognizes these purchase commitments initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value are recognized in Net gain (loss) on investments. During the second quarter of 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounted for its purchase of the securities as Deposits securing CRT arrangements and recognized its IO ownership and Recourse obligation as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets.

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold under CRT arrangements	$9,264,173	$3,871,871	$16,966,253	$7,082,349

Change in expected face amount of firm commitment to purchase CRT securities	$(562,710)	$57,824	$(280,793)	$57,824
Deposits securing CRT arrangements	933,370	36,099	933,370	77,888
Increase in commitments to fund Deposits securing CRT arrangements resulting from sale of loans	—	44,109	—	114,595
	$370,660	$138,032	$652,577	$250,307

Investment income:
Net gain on investments:
Change in fair value of firm commitments to purchase CRT securities	$4,130	$—	$26,320	$—
CRT arrangements
Credit risk transfer strips	5,675	—	5,675	—
Derivative assets — CRT Agreements
Realized	21,170	22,211	42,213	41,540
Valuation changes	(6,414)	15,174	46	20,529
	14,756	37,385	42,259	62,069
Interest-only security payable at fair value	6,208	1,111	9,655	(1,022)
	26,639	38,496	57,589	61,047
Net gain on loans acquired for sale:
Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	20,396	4,426	39,996	4,426
Interest income:
Deposits securing CRT arrangements	7,830	3,566	14,605	5,598
	$58,995	$46,488	$138,510	$71,071

Payments made to settle losses on CRT arrangements	$881	$181	$1,776	$1,009

	June 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
Credit risk transfer strips	$62,479	$—
CRT Agreements	$124,033	$123,987
Firm commitment to purchase CRT securities at fair value	$15,581	$37,994
Deposits securing CRT arrangements	$2,060,612	$1,146,501
Interest-only security payable at fair value	$26,356	$36,011

CRT arrangements assets pledged to secure:
Assets sold under agreements to repurchase
Derivative and credit risk transfer strip assets
Credit risk transfer strips	$62,479	$—
CRT Agreements	$—	$87,976
Deposits securing CRT arrangements	$932,230	$1,146,501
Notes payable
Derivative assets — CRT Agreements	$97,677	$—
Deposits securing CRT arrangements	$1,128,382	$—

Face amount of firm commitment to purchase CRT securities	$324,259	$605,052

UPB of loans subject to funded CRT arrangements	$50,426,791	$29,934,003
Collection status (in UPB):
Delinquency
Current	$49,937,374	$29,633,133
30—89 days delinquent	$372,805	$228,296
90—180 days delinquent	$60,318	$39,826
180 or more days delinquent	$4,618	$4,208
Foreclosure	$9,356	$5,180
Bankruptcy	$42,320	$23,360

UPB of loans sold subject to firm commitment to purchase CRT securities	$9,216,519	$16,392,300
Collection status (in UPB):
Current	$9,198,574	$16,329,044
30—89 days delinquent	$17,945	$61,035
90—180 days delinquent	$—	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$—	$—
Bankruptcy	$—	$1,258

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $14.0 million and $14.1 million as of June 30, 2019 and December 31, 2018, respectively. The Company includes the balance of certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, Firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified the Company’s Asset-backed financing of a VIE at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$76,731	$—	$—	$76,731
Mortgage-backed securities at fair value	—	2,600,357	—	2,600,357
Loans acquired for sale at fair value	—	2,463,079	14,188	2,477,267
Loans at fair value	—	284,097	74,473	358,570
Excess servicing spread purchased from PFSI	—	—	194,156	194,156
Derivative and credit risk transfer strip assets:
Credit risk transfer strips	—	—	62,479	62,479
CRT Agreements	—	—	124,033	124,033
Interest rate lock commitments	—	—	14,816	14,816
Repurchase agreement derivatives	—	—	12,046	12,046
Forward purchase contracts	—	34,285	—	34,285
Forward sale contracts	—	3,074	—	3,074
MBS put options	—	8,620	—	8,620
MBS call options	—	4,332	—	4,332
Call options on interest rate futures	16,863	—	—	16,863
Put options on interest rate futures	1,557	—	—	1,557
Total derivative and credit risk transfer strip assets before netting	18,420	50,311	213,374	282,105
Netting	—	—	—	(23,323)
Total derivative and credit risk transfer strip assets after netting	18,420	50,311	213,374	258,782
Firm commitment to purchase credit risk transfer securities at fair value	—	—	15,581	15,581
Mortgage servicing rights at fair value	—	—	1,126,427	1,126,427
	$95,151	$5,397,844	$1,638,199	$7,107,871
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$270,077	$—	$270,077
Interest-only security payable at fair value	—	—	26,356	26,356
Derivative liabilities:
Interest rate lock commitments	—	—	1,202	1,202
Forward purchase contracts	—	4,052	—	4,052
Forward sales contracts	—	22,052	—	22,052
Total derivative liabilities before netting	—	26,104	1,202	27,306
Netting	—	—	—	(4,852)
Total derivative liabilities after netting	—	26,104	1,202	22,454
	$—	$296,181	$27,558	$318,887

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,850	$—	$—	$74,850
Mortgage-backed securities at fair value	—	2,610,422	—	2,610,422
Loans acquired for sale at fair value	—	1,626,483	17,474	1,643,957
Loans at fair value	—	290,573	117,732	408,305
Excess servicing spread purchased from PFSI	—	—	216,110	216,110
Derivative assets:
CRT Agreements	—	—	123,987	123,987
Interest rate lock commitments	—	—	12,162	12,162
Repurchase agreement derivatives	—	—	14,511	14,511
Forward purchase contracts	—	14,845	—	14,845
Forward sale contracts	—	13	—	13
MBS put options	—	218	—	218
MBS call options	—	945	—	945
Call options on interest rate futures	5,137	—	—	5,137
Put options on interest rate futures	178	—	—	178
Total derivative assets before netting	5,315	16,021	150,660	171,996
Netting	—	—	—	(4,831)
Total derivative assets after netting	5,315	16,021	150,660	167,165
Firm commitment to purchase credit risk transfer securities at fair value	—	—	37,994	37,994
Mortgage servicing rights at fair value	—	—	1,162,369	1,162,369
	$80,165	$4,543,499	$1,702,339	$6,321,172
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$276,499	$—	$276,499
Interest-only security payable at fair value	—	—	36,011	36,011
Derivative liabilities:
Interest rate lock commitments	—	—	174	174
Forward purchase contracts	—	43	—	43
Forward sales contracts	—	29,273	—	29,273
Total derivative liabilities before netting	—	29,316	174	29,490
Netting	—	—	—	(23,576)
Total derivative liabilities after netting	—	29,316	174	5,914
	$—	$305,815	$36,185	$318,424

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended June 30, 2019
	Loans acquired for sale at fair value	Loans at fair value	Excess servicing spread	CRT strips	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets
Balance, March 31, 2019	$18,361	$109,112	$205,081	$—	$130,447	$10,457	$17,701	$79,784	$1,156,908	$1,727,851
Purchases and issuances	3,748	—	—	—	—	11,350	1,384	—	—	16,482
Repayments and sales	(8,797)	(27,795)	(10,530)	—	(21,170)	—	(7,075)	(31,925)	—	(107,292)
Capitalization of interest and fees	—	1,166	2,767	—	—	—	—	—	—	3,933
Capitalization of advances	—	694	—	—	—	—	—	—	—	694
ESS received pursuant to a recapture agreement with PFSI	—	—	442	—	—	—	—	—	—	442
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	20,396	152,986	173,382
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,678	—	—	—	—	—	—	—	2,678
Other factors	857	(8,129)	(3,604)	5,675	14,756	33,793	36	4,130	(183,467)	(135,953)
	857	(5,451)	(3,604)	5,675	14,756	33,793	36	4,130	(183,467)	(133,275)
Transfers:
Loans to REO	—	(3,253)	—	—	—	—	—	—	—	(3,253)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	19	—	—	—	—	—	—	—	—	19
Firm commitment to purchase CRT securities to Investment securities	—	—	—	56,804	—	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale	—	—	—	—	—	(41,986)	—	—	—	(41,986)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$62,479	$124,033	$13,614	$12,046	$15,581	$1,126,427	$1,636,997
Changes in fair value recognized during the period relating to assets still held at June 30, 2019	$545	$(6,094)	$(3,604)	$5,675	$(6,414)	$13,614	$—	$4,130	$(183,467)	$(175,615)

(1)	For the purpose of this table, the interest rate lock commitment (“IRLC”) asset and liability positions are shown net.
(2)

During the quarter ended June 30, 2019, the Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Quarter ended June 30, 2019
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 31, 2019	$32,564
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(6,208)
(6,208)
Balance, June 30, 2019	$26,356
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2019	$(6,208)

	Quarter ended June 30, 2018
	Loans acquired for sale at fair value	Loans at fair value	Excess servicing spread	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2018	$7,690	$468,387	$236,002	$103,995	$2,709	$5,892	$—	$957,013	$1,781,688
Purchases and issuances	2,772	—	—	—	1,231	3,576	—	—	7,579
Repayments and sales	(4,421)	(10,511)	(12,018)	(22,211)	—	(2,487)	—	—	(51,648)
Capitalization of interest	—	2,066	3,910	—	—	—	—	—	5,976
Capitalization of advances	—	1,683	—	—	—	—	—	—	1,683
ESS received pursuant to a recapture agreement with PFSI	—	—	580	—	—	—	—	—	580
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	4,426	65,408	69,834
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	369	—	—	—	—	—	—	369
Other factors	45	(5,070)	996	37,385	(5,105)	(69)	—	(11,914)	16,268
	45	(4,701)	996	37,385	(5,105)	(69)	—	(11,914)	16,637
Transfers:
Loans to REO	—	(9,451)	—	—	—	—	—	—	(9,451)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	454	—	—	—	—	—	—	—	454
Interest rate lock commitments to loans acquired for sale	—	—	—	—	3,972	—	—	—	3,972
Balance, June 30, 2018	$6,540	$447,473	$229,470	$119,169	$2,807	$6,912	$4,426	$1,010,507	$1,827,304
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2018	$(93)	$(4,424)	$996	$15,174	$2,807	$—	$—	$(11,914)	$2,546

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)

During the quarter ended June 30, 2018, the Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Quarter ended June 30, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 31, 2018	$7,796
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(144)
(144)
Balance, June 30, 2018	$7,652
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2018	$(144)

	Six months ended June 30, 2019
	Loans acquired for sale at fair value	Loans at fair value	Excess servicing spread	CRT strip	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets
Balance, December 31, 2018	$17,474	$117,732	$216,110	$—	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	7,079	1,077	—	—	—	14,321	9,297	—	—	31,774
Repayments and sales	(12,019)	(31,404)	(21,082)	—	(42,213)	—	(11,567)	(31,925)	—	(150,210)
Capitalization of interest and fees	—	1,928	5,833	—	—	—	—	—	—	7,761
Capitalization of advances	—	1,151	—	—	—	—	—	—	—	1,151
ESS received pursuant to a recapture agreement with PFSI	—	—	950	—	—	—	—	—	—	950
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	39,996	284,854	324,850
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	845	(8,703)	(7,655)	5,675	42,259	59,324	(195)	26,320	(320,796)	(202,926)
	845	(4,966)	(7,655)	5,675	42,259	59,324	(195)	26,320	(320,796)	(199,189)
Transfers:
Loans to REO	—	(11,045)	—	—	—	—	—	—	—	(11,045)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to Investment securities	—	—	—	56,804	—	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale	—	—	—	—	—	(72,019)	—	—	—	(72,019)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$62,479	$124,033	$13,614	$12,046	$15,581	$1,126,427	$1,636,997
Changes in fair value recognized during the period relating to assets still held at June 30, 2019	$672	$(6,092)	$(7,655)	$5,675	$47	$13,614	$—	$26,320	$(320,796)	$(288,215)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)

During the six months ended June 30, 2019, the Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Six months ended June 30, 2019
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(9,655)
(9,655)
Balance, June 30, 2019	$26,356
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2019	$(9,655)

	Six months ended June 30, 2018
	Loans acquired for sale at fair value	Loans at fair value	Excess servicing spread	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$8,135	$768,433	$236,534	$98,640	$4,632	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	$8,135	$768,433	$236,534	$98,640	$4,632	$3,748	$—	$864,494	$1,984,616
Purchases and issuances	5,603	—	—	—	5,839	5,740	—	—	17,182
Repayments and sales	(7,960)	(283,024)	(24,309)	(41,540)	—	(2,495)	—	—	(359,328)
Capitalization of interest and fees	—	4,246	7,844	—	—	—	—	—	12,090
Capitalization of advances	—	3,360	—	—	—	—	—	—	3,360
ESS received pursuant to a recapture agreement with PFSI	—	—	1,484	—	—	—	—	—	1,484
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	4,426	131,954	136,380
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,988	—	—	—	—	—	—	2,988
Other factors	148	(17,639)	7,917	62,069	(24,571)	(81)	—	14,059	41,902
	148	(14,651)	7,917	62,069	(24,571)	(81)	—	14,059	44,890
Transfers:
Loans to REO	—	(30,891)	—	—	—	—	—	—	(30,891)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	614	—	—	—	—	—	—	—	614
Interest rate lock commitments to loans acquired for sale	—	—	—	—	16,907	—	—	—	16,907
Balance, June 30, 2018	$6,540	$447,473	$229,470	$119,169	$2,807	$6,912	$4,426	$1,010,507	$1,827,304
Changes in fair value recognized during the period relating to assets still held at June 30, 2018	$(107)	$(12,716)	$7,917	$20,529	$2,807	$77	$—	$14,059	$32,566

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

During the six months ended June 30, 2018, the Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Six months ended June 30, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	582
582
Balance, June 30, 2018	7,652
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2018	$582

During the periods presented, the Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	June 30, 2019			December 31, 2018
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$2,476,295	$2,377,048	$99,247	$1,643,465	$1,580,504	$62,961
90 or more days delinquent:
Not in foreclosure	233	285	(52)	492	492	—
In foreclosure	739	866	(127)	—	—	—
	972	1,151	(179)	492	492	—
	$2,477,267	$2,378,199	$99,068	$1,643,957	$1,580,996	$62,961
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$284,097	$280,845	$3,252	$290,573	$294,617	$(4,044)
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	284,097	280,845	3,252	290,573	294,617	(4,044)
Distressed loans at fair value:
Current through 89 days delinquent	33,890	51,456	(17,566)	28,806	43,043	(14,237)
90 or more days delinquent:
Not in foreclosure	15,900	35,398	(19,498)	37,288	71,732	(34,444)
In foreclosure	24,683	46,520	(21,837)	51,638	86,259	(34,621)
	40,583	81,918	(41,335)	88,926	157,991	(69,065)
	74,473	133,374	(58,901)	117,732	201,034	(83,302)
	$358,570	$414,219	$(55,649)	$408,305	$495,651	$(87,346)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2019
	Net loan servicing fees	Net gain on loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	27,448	(6,214)	21,234
Credit risk transfer strips	—	—	5,675	—	5,675
Loans acquired for sale at fair value	—	54,790	—	—	54,790
Loans at fair value	—	—	(2,092)	1,367	(725)
ESS at fair value	—	—	(3,604)	2,767	(837)
Firm commitment to purchase credit risk transfer securities at fair value	—	20,396	4,130	—	24,526
MSRs at fair value	(183,467)	—	—	—	(183,467)
	$(183,467)	$75,186	$31,557	$(2,080)	$(78,804)
Liabilities:
Interest-only security payable at fair value	$—	$—	$6,208	$—	$6,208
Asset-backed financing of a VIE at fair value	—	—	(2,341)	(1,184)	(3,525)
	$—	$—	$3,867	$(1,184)	$2,683

	Quarter ended June 30, 2018
	Net loan servicing fees	Net gain on loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	(8,861)	(954)	(9,815)
Loans acquired for sale at fair value	—	(4,470)	—	—	(4,470)
Loans at fair value	—	—	(7,485)	2,277	(5,208)
ESS at fair value	—	—	996	3,910	4,906
Firm commitment to purchase credit risk transfer securities at fair value	—	4,426	—	—	4,426
MSRs at fair value	(11,914)	—	—	—	(11,914)
	$(11,914)	$(44)	$(15,350)	$5,233	$(22,075)
Liabilities:
Interest-only security payable	$—	$—	$144	$—	$144
Asset-backed financing of a VIE at fair value	—	—	2,960	(213)	2,747
	$—	$—	$3,104	$(213)	$2,891

	Six months ended June 30, 2019
	Net loan servicing fees	Net gain on loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	64,370	(10,770)	53,600
Credit risk transfer strips	—	—	5,675	—	5,675
Loans acquired for sale at fair value	—	92,593	—	—	92,593
Loans at fair value	—	—	1,978	2,279	4,257
ESS at fair value	—	—	(7,655)	5,833	(1,822)
Firm commitment to purchase credit risk transfer securities at fair value	—	39,996	26,320	—	66,316
MSRs at fair value	(320,796)	—	—	—	(320,796)
	$(320,796)	$132,589	$90,688	$(2,658)	$(100,177)
Liabilities:
Interest-only security payable at fair value	$—	$—	$9,655	$—	$9,655
Asset-backed financing of a VIE at fair value	—	—	(5,198)	(2,005)	(7,203)
	$—	$—	$4,457	$(2,005)	$2,452

	Six months ended June 30, 2018
	Net loan servicing fees	Net gain on loans acquired for sale	Net gain (loss) on investments	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	(31,258)	(1,394)	(32,652)
Loans acquired for sale at fair value	—	(28,148)	—	—	(28,148)
Loans at fair value	—	—	(23,013)	4,051	(18,962)
ESS at fair value	—	—	7,917	7,844	15,761
Firm commitment to purchase credit risk transfer securities at fair value	—	4,426	—	—	4,426
MSRs at fair value	14,059	—	—	—	14,059
	$14,059	$(23,722)	$(46,354)	$10,501	$(45,516)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(582)	$—	$(582)
Asset-backed financing of a VIE at fair value	—	—	9,142	126	9,268
	$—	$—	$8,560	$126	$8,686

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis — Real estate acquired in settlement of loans

Following is a summary of the carrying value of REO that was re-measured based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2019	$—	$—	$34,696	$34,696
December 31, 2018	$—	$—	$24,515	$24,515

The following table summarizes the fair value changes recognized during the period on REO held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Real estate asset acquired in settlement of loans	$1,831	$(3,914)	$(607)	$(6,023)

The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. The initial carrying value of the REO is measured at cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the loan immediately before REO acquisition in the case of acquisition in settlement of a mortgage loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

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

The Company has concluded that the fair values of these borrowings other than Exchangeable senior notes and Notes payable approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

Following are the fair values of the other borrowings:

Instrument	Source of fair value	June 30, 2019	December 31, 2018
		(in thousands)
Exchangeable senior notes	Broker indications	$253,133	$247,172
Notes payable
	Broker indications	$1,375,534
	Discounted cash flow analysis		$444,403

Valuation Governance

Most of the Company’s assets, its Asset-backed financing of a VIE at fair value, Interest-only security payable and Derivative liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures. The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•

Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale at fair value and all of the loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. For loans acquired for sale, the fair values are established using the loans’ quoted market or contracted price or market price equivalent. For the loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants.

•

Loans that are not saleable into active markets, comprised primarily of distressed loans, are categorized as “Level 3” fair value assets and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of loans at fair value are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” loans at fair value:

Key inputs (1)	June 30, 2019	December 31, 2018
Discount rate
Range	3.3% – 19.6%	2.8% – 19.6%
Weighted average	9.8%	12.0%
Twelve-month projected housing price index change
Range	2.3% – 2.9%	3.1% – 3.7%
Weighted average	2.6%	3.4%
Voluntary prepayment speed (2)
Range	1.2% – 7.6%	0.9% – 8.3%
Weighted average	3.0%	3.2%
Total prepayment speed (3)
Range	7.7% – 18.0%	8.3% – 22.0%
Weighted average	14.1%	18.3%

(1)	Weighted-average inputs are based on fair value amounts of the loans.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs (1)	June 30, 2019	December 31, 2018
UPB of underlying loans (in thousands)	$21,757,903	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (2)
Range	3.0% - 3.3%	2.8% - 3.2%
Weighted average	3.2%	3.1%
Annual total prepayment speed (3)
Range	8.7% - 15.2%	8.2% - 29.5%
Weighted average	11.1%	9.7%
Life (in years)
Range	2.9 - 7.3	1.6 - 7.6
Weighted average	6.2	6.8

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”) swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments and Credit Risk Transfer Strips

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT strips and the related deposits. The Company applies adjustments to these indications of fair value due to contractual restrictions limiting the Company’s ability to sell the certificates. Fair value of the CRT strips is derived by deducting the related balance of the deposits securing the credit risk transfer arrangement related to the certificate from the adjusted indications of fair value of the certificates provided by the nonaffiliated brokers.

The significant unobservable inputs into the valuation of CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

Key inputs (1)	June 30, 2019
Discount rate	7.6%
Voluntary prepayment speed (2)	22.4%
Involuntary prepayment speed (3)	0.1%
Remaining loss expectation (4)	0.1%

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

CRT Agreements

The Company categorizes CRT Agreement derivatives as “Level 3” fair value assets. The fair value of CRT Agreements is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in CRT Agreements which include Deposits securing CRT arrangements, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT Agreement derivative. Fair value of the CRT Agreement derivative is derived by deducting the balance of the Deposits securing CRT transactions from the indication of fair value of the certificates provided by the nonaffiliated brokers.

The significant unobservable inputs into the valuation of CRT Agreement derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

Key inputs (1)	June 30, 2019	December 31, 2018
Discount rate
Range	5.4% – 6.1%	6.6% – 7.5%
Weighted average	5.9%	7.3%
Voluntary prepayment speed (2)
Range	16.0% – 17.6%	9.0% – 10.6%
Weighted average	17.2%	9.9%
Involuntary prepayment speed (3)
Range	0.2% – 0.3%	0.2% – 0.2%
Weighted average	0.3%	0.2%
Remaining loss expectation (4)
Range	0.1% – 0.1%	0.1% – 0.2%
Weighted average	0.1%	0.2%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loan and the probability that the mortgage loan will be purchased under the commitment (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs (1)	June 30, 2019	December 31, 2018
Pull-through rate
Range	35.7% - 100%	45.4% - 100%
Weighted average	90.9%	91.8%
MSR fair value expressed as
Servicing fee multiple
Range	1.8 - 5.8	2.4 - 5.6
Weighted average	4.5	4.3
Percentage of UPB
Range	0.6% - 2.7%	0.6% - 3.6%
Weighted average	1.5%	2.2%

(1)	Weighted-average inputs are based on the committed amounts.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for accounting purposes and are reported separately from the repurchase agreements. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets.

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 98.5% and 97% at June 30, 2019 and December 31, 2018, respectively. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income.

Hedging Derivatives

Fair values of derivative financial instruments based on exchange traded market prices are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS market are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain (loss) on investments, Net gain on loans acquired for sale, or Net loan servicing fees, as applicable, in the consolidated statements of income.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate and the voluntary and involuntary prepayment speeds of the reference loans. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value are recorded in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

Key inputs (1)	June 30, 2019	December 31, 2018
Discount rate	6.7%	7.9%
Voluntary prepayment speed (2)	16.4%	12.4%
Involuntary prepayment speed (3)	0.1%	0.1%
Remaining loss expectation (4)	0.1%	0.1%

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment and default rates of the underlying loans and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees in the consolidated statements of income.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(MSR recognized and UPB of underlying loan amounts in thousands)
MSR recognized	$152,986	$65,408	$284,854	$131,954
Key inputs (1)
UPB of underlying loans	$11,086,509	$5,282,564	$20,331,686	$10,397,305
Weighted average annual servicing fee rate (in basis points)	31	26	32	26
Pricing spread (2)
Range	5.9% – 9.9%	7.3% – 12.3%	5.8% – 9.9%	7.3% – 12.6%
Weighted average	5.9%	7.4%	5.9%	7.5%
Prepayment speed (3)
Range	9.0% – 20.1%	3.2% – 30.8%	8.7% – 22.8%	3.2% – 30.8%
Weighted average	12.0%	9.5%	12.1%	8.8%
Life (in years)
Range	3.6 – 6.7	2.6 – 11.7	3.6 – 6.9	2.6 – 11.9
Weighted average	6.6	7.7	6.6	8.0
Annual per-loan cost of servicing
Range	$78 – $78	$77 – $79	$78 – $78	$77 – $79
Weighted average	$78	$79	$78	$79

(1)	Weighted-average inputs are based on UPB of the underlying loans.
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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2019	December 31, 2018
	(Carrying value, UPB of underlying loans and effect on fair value amounts in thousands)
Carrying value	$1,126,427	$1,162,369
Key inputs (1):
UPB of underlying loans	$106,200,501	$92,410,226
Weighted average annual servicing fee rate (in basis points)	27	25
Weighted average note interest rate	4.3%	4.2%
Pricing spread (2)
Range	5.9% – 11.1%	5.7% – 10.7%
Weighted average	5.9%	5.8%
Effect on fair value of:
5% adverse change	$(12,867)	$(13,872)
10% adverse change	$(25,440)	$(27,428)
20% adverse change	$(49,747)	$(53,626)
Prepayment speed (3)
Range	10.2% – 33.6%	8.1% – 27.1%
Weighted average	13.9%	9.8%
Life (in years)
Range	2.4 -5.8	2.7 - 7.3
Weighted average	5.7	7.1
Effect on fair value of:
5% adverse change	$(29,417)	$(21,661)
10% adverse change	$(57,394)	$(42,458)
20% adverse change	$(109,409)	$(81,660)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78
Weighted average	$78	$78
Effect on fair value of:
5% adverse change	$(8,064)	$(8,298)
10% adverse change	$(16,128)	$(16,597)
20% adverse change	$(32,256)	$(33,194)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed as of a particular date; only account for the estimated effect of the movements in those indicated inputs; do not incorporate changes in those inputs in relation to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by the Company to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$2,589,106	$1,436,456	$2,610,422	$989,461
Purchases	81,202	314,219	81,202	814,792
Repayment	(91,186)	(42,538)	(144,868)	(73,279)
Changes in fair value included in income arising from:
Amortization of premiums	(6,213)	(954)	(10,769)	(1,394)
Valuation adjustments	27,448	(8,861)	64,370	(31,258)
	21,235	(9,815)	53,601	(32,652)
Balance at end of period	$2,600,357	$1,698,322	$2,600,357	$1,698,322

Following is a summary of the Company’s investment in MBS:

	June 30, 2019				December 31, 2018
Agency: (1)	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$2,012,752	$31,552	$36,902	$2,081,206	$2,050,769	$39,488	$(14,920)	$2,075,337
Freddie Mac	503,702	5,252	10,197	519,151	530,734	6,702	(2,351)	535,085
	$2,516,454	$36,804	$47,099	$2,600,357	$2,581,503	$46,190	$(17,271)	$2,610,422

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at both June 30, 2019 and December 31, 2018.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2019	December 31, 2018
	(in thousands)
Agency-eligible	$2,188,676	$1,495,954
Held for sale to PLS — Government insured or guaranteed	258,211	86,308
Jumbo	16,192	44,221
Commercial real estate	2,724	8,559
Home equity lines of credit	2,030	—
Repurchased pursuant to representations and warranties	9,434	8,915
	$2,477,267	$1,643,957
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,459,483	$1,436,437
Mortgage loan participation purchase and sale agreements	—	185,442
	$2,459,483	$1,621,879

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company transfers government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held before being bought by PLS.

Note 10—Loans at Fair Value

Loans at fair value are comprised of loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s loans at fair value:

	June 30, 2019		December 31, 2018
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$284,097	$280,845	$290,573	$294,617
Distressed loans:
Nonperforming	40,583	81,918	88,926	157,991
Performing	33,890	51,456	28,806	43,043
	74,473	133,374	117,732	201,034
	$358,570	$414,219	$408,305	$495,651
Loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$72,240		$108,693
Asset-backed financing of a VIE at fair value	284,097		290,573
	$356,337		$399,266

Note 11—Derivative Activities and Credit Risk Transfer Strips

Derivative and credit risk transfer assets are summarized below:

	June 30, 2019	December 31, 2018
	(in thousands)
Credit risk transfer strips	$62,479	$—
Derivative assets	196,303	167,165
	$258,782	$167,165

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips

June 30, 2019
Credit risk transfer strips (1)	(in thousands)
Contractually restricted from sale through June 13, 2020	$24,561
Contractually restricted from sale to maturity	37,918
$62,479
CRT strips pledged to secure Assets sold under agreements to repurchase	$62,479

(1)	The terms of the agreement underlying the securities restricts sales of the securities for specified periods from the date of issuance without the approval of Fannie Mae.

Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating, investing and financing activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase mortgage loans acquired for sale;
•

CRT Agreements whereby the Company retains a Recourse Obligation relating to certain loans it sells into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans; and

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive interest expense offsets if it finances loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the loans it purchases as a result of issuing the IRLCs. The Company bears price risk relating to its mortgage production and servicing activities due to changes in market interest rates as discussed below:

•

The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease.

•

The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs to decrease. Market mortgage interest rate decreases generally encourage mortgage refinancing activity, which reduces the expected life of the loans underlying the MSRs, causing the fair value of MSRs to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, loans held in a VIE, IRLCs, MSRs and MBS financing.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
CRT Agreements	28,169,009	$124,033	$—	29,934,003	$123,987	$—
Interest rate lock commitments	3,190,712	14,816	1,202	1,688,516	12,162	174
Repurchase agreement derivatives		12,046	—		14,511	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	12,858,356	34,285	4,052	3,072,223	14,845	43
Forward sale contracts	9,101,624	3,074	22,052	4,595,241	13	29,273
MBS put options	9,050,000	8,620	—	2,550,000	218	—
MBS call options	2,350,000	4,332	—	500,000	945	—
Call options on interest rate futures	2,413,500	16,863	—	512,500	5,137	—
Put options on interest rate futures	2,111,200	1,557	—	1,102,500	178	—
Swap futures	400,000	—	—	—	—	—
Bond futures	920,000	—	—	815,000	—	—
Total derivative instruments before netting		219,626	27,306		171,996	29,490
Netting		(23,323)	(4,852)		(4,831)	(23,576)
		$196,303	$22,454		$167,165	$5,914
Margin deposits (received from) placed with derivatives counterparties, net		$(18,470)			$18,744
Derivative assets pledged to secure Notes payable		$97,677			$87,976

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s inventory of loans acquired for sale, loans at fair value held in a VIE, IRLCs, MSRs and MBS financing.

	Quarter ended June 30, 2019
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	5,126,069	54,810,404	(47,078,117)	12,858,356
Forward sales contracts	4,941,484	65,485,012	(61,324,872)	9,101,624
MBS put options	4,150,000	14,900,000	(10,000,000)	9,050,000
MBS call options	3,100,000	5,450,000	(6,200,000)	2,350,000
Call options on interest rate futures	1,475,000	5,868,500	(4,930,000)	2,413,500
Put options on interest rate futures	950,000	3,623,700	(2,462,500)	2,111,200
Swap futures	150,000	250,000	—	400,000
Bond futures	165,000	5,258,100	(4,503,100)	920,000

	Quarter ended June 30, 2018
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	2,510,700	20,709,134	(20,590,900)	2,628,934
Forward sales contracts	2,297,802	27,515,541	(26,019,988)	3,793,355
MBS put options	1,750,000	4,450,000	(4,650,000)	1,550,000
Call options on interest rate futures	150,000	175,000	(275,000)	50,000
Put options on interest rate futures	275,000	7,075,000	(6,750,000)	600,000
Bond futures	450,000	365,000	—	815,000
Eurodollar future sale contracts	847,664	—	(812,664)	35,000

	Six months ended June 30, 2019
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	3,072,223	88,230,336	(78,444,203)	12,858,356
Forward sales contracts	4,595,241	107,823,658	(103,317,275)	9,101,624
MBS put options	2,550,000	24,500,000	(18,000,000)	9,050,000
MBS call options	500,000	10,850,000	(9,000,000)	2,350,000
Call options on interest rate futures	512,500	9,406,000	(7,505,000)	2,413,500
Put options on interest rate futures	1,102,500	8,976,200	(7,967,500)	2,111,200
Swap futures	—	400,000	—	400,000
Bond futures	815,000	7,960,500	(7,855,500)	920,000

	Six months ended June 30, 2018
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	1,996,235	40,542,238	(39,909,539)	2,628,934
Forward sales contracts	2,565,271	51,925,875	(50,697,791)	3,793,355
MBS put options	2,375,000	8,575,000	(9,400,000)	1,550,000
Call options on interest rate futures	—	325,000	(275,000)	50,000
Put options on interest rate futures	550,000	10,400,000	(10,350,000)	600,000
Swap futures	275,000	—	(275,000)	—
Bond futures	—	815,000	—	815,000
Eurodollar future sale contracts	937,000	114,597	(1,016,597)	35,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of June 30, 2019 and December 31, 2018, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	June 30, 2019			December 31, 2018
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT Agreement derivatives	$124,033	$—	$124,033	$123,987	$—	$123,987
Interest rate lock commitments	14,816	—	14,816	12,162	—	12,162
Repurchase agreement derivatives	12,046	—	12,046	14,511	—	14,511
	150,895	—	150,895	150,660	—	150,660
Subject to master netting arrangements:
Forward purchase contracts	34,285	—	34,285	14,845	—	14,845
Forward sale contracts	3,074	—	3,074	13	—	13
MBS put options	8,620	—	8,620	218	—	218
MBS call options	4,332	—	4,332	945	—	945
Call options on interest rate futures	16,863	—	16,863	5,137	—	5,137
Put options on interest rate futures	1,557	—	1,557	178	—	178
Netting	—	(23,323)	(23,323)	—	(4,831)	(4,831)
	68,731	(23,323)	45,408	21,336	(4,831)	16,505
	$219,626	$(23,323)	$196,303	$171,996	$(4,831)	$167,165

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	June 30, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT Agreement derivatives	$124,033	$—	$—	$124,033	$123,987	$—	$—	$123,987
Interest rate lock commitments	14,816	—	—	14,816	12,162	—	—	12,162
RJ O’Brien & Associates, LLC	18,419	—	—	18,419	5,315	—	—	5,315
Deutsche Bank Securities LLC	12,665	—	—	12,665	14,511	—	—	14,511
Citigroup Global Markets Inc.	7,860	—	—	7,860	971	—	—	971
Goldman Sachs	4,851	—	—	4,851	—	—	—	—
Bank of America, N.A.	4,038	—	—	4,038	—	—	—	—
Federal National Mortgage Association	3,919	—	—	3,919	5,619	—	—	5,619
Wells Fargo Securities, LLC	3,509	—	—	3,509	2,800	—	—	2,800
Credit Suisse Securities (USA) LLC	26	—	—	26	579	—	—	579
Other	2,167	—	—	2,167	1,221	—	—	1,221
	$196,303	$—	$—	$196,303	$167,165	$—	$—	$167,165

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2019			December 31, 2018
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements — Interest rate lock commitments	$1,202	$—	$1,202	$174	$—	$174
Subject to master netting arrangements:
Forward purchase contracts	4,052	—	4,052	43	—	43
Forward sales contracts	22,052	—	22,052	29,273	—	29,273
Netting	—	(4,852)	(4,852)	—	(23,576)	(23,576)
	26,104	(4,852)	21,252	29,316	(23,576)	5,740
	27,306	(4,852)	22,454	29,490	(23,576)	5,914
Assets sold under agreements to repurchase:
UPB	5,365,415	—	5,365,415	4,777,486	—	4,777,486
Unamortized debt issuance costs	(864)	—	(864)	(459)	—	(459)
	5,364,551	—	5,364,551	4,777,027	—	4,777,027
	$5,391,857	$(4,852)	$5,387,005	$4,806,517	$(23,576)	$4,782,941

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not qualify for setoff accounting. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	June 30, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,202	$—	$—	$1,202	$174	$—	$—	$174
J.P. Morgan Securities LLC	1,789,644	(1,787,164)	—	2,480	1,441,934	(1,441,934)	—	—
Bank of America, N.A.	1,459,029	(1,459,029)	—	—	1,307,923	(1,307,584)	—	339
Mizuho Securities	323,963	(323,963)	—	—	270,708	(270,708)	—	—
Daiwa Capital Markets	251,070	(250,944)	—	126	254,332	(254,332)	—	—
Credit Suisse Securities (USA) LLC	562,248	(562,248)	—	—	512,662	(512,662)	—	—
BNP Paribas	146,183	(146,027)	—	156	162,636	(162,357)	—	279
Morgan Stanley & Co. LLC	323,623	(319,319)	—	4,304	105,366	(105,366)	—	—
Citigroup Global Markets Inc.	410,760	(404,601)	—	6,159	99,626	(98,644)	—	982
RBC Capital Markets, L.P.	58,771	(58,771)	—	—	57,795	(57,795)	—	—
Deutsche Bank Securities LLC	53,349	(53,349)	—	—	495,974	(495,974)	—	—
Federal National Mortgage Association	4,953	—	—	4,953	12	—	—	12
Bank of New York Mellon	1,906	—	—	1,906	306	—	—	306
Wells Fargo Securities, LLC	—	—	—	—	70,130	(70,130)	—	—
Other	1,168	—	—	1,168	3,822	—	—	3,822
	$5,387,869	$(5,365,415)	$—	$22,454	$4,783,400	$(4,777,486)	$—	$5,914

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2019	2018	2019	2018
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale	$45,143	$(3,874)	$73,645	$(18,732)
CRT Agreements	Net gain (loss) on investments	$14,757	$37,385	$42,260	$62,069
Repurchase agreement derivatives	Interest expense	$36	$(69)	$(195)	$(81)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(44,244)	$8,424	$(78,589)	$41,234
Mortgage servicing rights	Net loan servicing fees	$55,536	$(11,438)	$96,671	$(32,286)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$37,181	$(1,121)	$44,561	$338

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$72,175	$141,506	$85,681	$162,865
Transfers:
From loans at fair value and advances	7,721	2,358	12,271	18,721
From real estate held for investment (1)	30,108	—	30,432	—
To real estate held for investment	—	(1,048)	—	(3,107)
Results of REO:
Valuation adjustments, net	146	(5,308)	(3,415)	(10,667)
Gain on sale, net	1,929	3,011	4,010	5,144
	2,075	(2,297)	595	(5,523)
Sales	(14,271)	(31,248)	(31,171)	(63,685)
Balance at end of period	$97,808	$109,271	$97,808	$109,271

	June 30, 2019	December 31, 2018
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$65,008	$1,939
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	—	38,259
	$65,008	$40,198

(1)	During the quarter ended June 30, 2019, the Company committed to liquidate its real estate held for investment and transferred its holdings to real estate acquired in settlement of loans.

Note 13—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$1,156,908	$957,013	$1,162,369	$91,459
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	—	—	773,035
Balance after reclassification	1,156,908	957,013	1,162,369	864,494
MSRs resulting from loan sales	152,986	65,408	284,854	131,954
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(136,887)	16,084	(233,395)	68,695
Other changes in fair value (2)	(46,580)	(27,998)	(87,401)	(54,636)
	(183,467)	(11,914)	(320,796)	14,059
Balance at end of period	$1,126,427	$1,010,507	$1,126,427	$1,010,507

	June 30, 2019	December 31, 2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$1,105,099	$1,139,582

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Contractually-specified servicing fees	$66,919	$48,667	$128,191	$97,399
Ancillary and other fees:
Late charges	340	220	670	433
Other	6,068	1,639	8,946	3,129
	$73,327	$50,526	$137,807	$100,961

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.34%	3.10%	3.42%	3.14%
Average balance	$4,911,964	$3,462,865	$4,878,768	$3,271,453
Total interest expense (2)	$41,029	$25,473	$77,880	$49,981
Maximum daily amount outstanding	$6,225,700	$3,771,700	$6,414,651	$4,418,291

(1)

Excludes the effect of amortization of net debt issuance premiums of $472,000 and $6.2 million for the quarter and six months ended June 30, 2019, respectively, and $1.5 million and $1.7 million for the quarter and six months ended June 30, 2018, respectively.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter and six months ended June 30, 2019, and 2018 includes recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter and six months ended June 30, 2019, the Company recognized $2.3 million and $9.8 million, respectively, in such incentives as reductions of Interest expense, as compared to $3.5 million and $5.9 million, respectively, during the quarter and six months ended June 30, 2018. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. The lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,365,415	$4,777,486
Unamortized debt issuance costs, net	(864)	(459)
	$5,364,551	$4,777,027
Weighted average interest rate	3.51%	3.38%
Available borrowing capacity (1):
Committed	$90,986	$783,415
Uncommitted	2,997,151	2,325,246
	$3,088,137	$3,108,661
Margin deposits placed with counterparties included in Other assets	$24,576	$43,676
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,600,357	$2,610,422
Loans acquired for sale at fair value	$2,459,483	$1,436,437
Loans at fair value	$72,240	$108,693
CRT strips	$62,479	$—
CRT Agreements derivative assets	$—	$87,976
Real estate acquired in settlement of loans	$65,008	$40,198
Real estate held for investment	$—	$23,262
MSRs (2)	$940,129	$945,042
Deposits securing CRT arrangements	$932,230	$1,146,501

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at June 30, 2019	Unpaid principal balance
(in thousands)
Within 30 days	$3,302,428
Over 30 to 90 days	974,964
Over 90 days to 180 days	527,885
Over 180 days to one year	560,138
$5,365,415
Weighted average maturity (in months)	2.0

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2019:

Loans, REO and MSRs sold under agreements to repurchase

		Weighted average
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$352,993	September 17, 2019	December 20, 2020
Credit Suisse First Boston Mortgage Capital LLC	$152,713	April 24, 2020	April 24, 2020
JPMorgan Chase & Co.	$84,611	August 19, 2019	October 11, 2019
Bank of America, N.A.	$101,966	August 4, 2019	October 28, 2019
Citibank, N.A.	$131,650	August 6, 2019	August 6, 2019
Deutsche Bank	$29,402	August 18, 2019	August 18, 2019
Morgan Stanley	$21,606	August 23, 2019	August 23, 2019
BNP Paribas	$8,999	August 2, 2019	August 2, 2019
Royal Bank of Canada	$3,540	August 30, 2019	August 30, 2019

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$24,766	July 7, 2019
Bank of America, N.A.	$33,849	July 20, 2019
Mizuho Securities	$14,611	July 21, 2019
Daiwa Capital Markets America Inc.	$7,731	July 16, 2019

CRT Arrangements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$174,681	July 12, 2019

Note 15—Mortgage Loan Participation Purchase and Sale Agreements

Certain borrowing facilities secured by loans acquired for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.61%	2.37%	3.67%	2.43%
Average balance	$34,516	$50,326	$45,303	$47,956
Total interest expense	$348	$343	$922	$658
Maximum daily amount outstanding	$91,934	$87,751	$207,065	$87,751

(1)

Excludes the effect of amortization of debt issuance costs of $33,000 and $87,000 for the quarter and six months ended June 30, 2019, respectively, and $45,000 and $76,000, respectively, for the same periods in 2018.

December 31, 2018
(dollars in thousands)
Carrying value:
Amount outstanding	$178,726
Unamortized debt issuance costs	(87)
$178,639
Weighted average interest rate	3.77%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$185,442

Note 16—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of June 30, 2019, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends for certain quarters exceeding the quarterly dividend threshold amount of $0.57 per share, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Average balance	$250,000	$250,000	$250,000	$250,000
Total interest expense	$3,666	$3,648	$7,327	$7,292

	June 30, 2019	December 31, 2018
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(1,042)	(1,650)
	$248,958	$248,350

Note 17—Notes Payable

On June 11, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-2R (“2019-2R Trust”), issued an aggregate principal amount of $638.0 million in secured term notes (the “2019-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2019-2R Notes bear interest at a rate equal to one-month LIBOR plus 2.75% per annum, with an initial payment date of July 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-2R Notes mature on May 29, 2023 or, if extended pursuant to the terms of the related indenture, July 29, 2025 (unless earlier redeemed in accordance with their terms).

On March 29, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R (“2019-1R Trust”), issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum, with an initial payment date that occurred on April 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-1R Notes mature on March 29, 2022 or, if extended pursuant to the terms of the related indenture, March 29, 2024 (unless earlier redeemed in accordance with their terms).

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR (“FMSR Issuer Trust”), issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day. The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The note matures on February 1, 2020.

On March 24, 2017, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million. The note matured and was repaid on February 1, 2018.

Following is a summary of financial information relating to the notes payable:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	4.81%	3.23%	4.82%	3.21%
Average balance	$883,438	$444,948	$672,818	$223,703
Total interest expense	$11,194	$3,681	$17,017	$3,681
Maximum daily amount outstanding	$1,379,504	$445,062	$1,379,504	$445,062

(1)

Excludes the effect of amortization of debt issuance costs of $457,000 and $713,000 for the quarter and six months ended June 30, 2019, respectively, and $170,000 the quarter and six months ended June 30, 2018.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,376,635	$450,000
Unamortized debt issuance costs	(6,561)	(4,427)
	$1,370,074	$445,573
Weighted average interest rate	4.86%	4.86%
Assets securing notes payable:
MSRs (1)	$1,105,099	$1,139,582
CRT Agreements:
Deposits securing CRT Agreements	$1,128,382	$—
Derivative assets	$97,677	$—

(1)	Beneficial interests in Fannie Mae MSRs are pledged as collateral both Assets sold under agreements to repurchase and Notes payable.

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$272,231	$289,803	$273,999	$293,720
Total interest expense	$3,557	$2,801	$6,825	$5,097
Weighted average interest rate	3.45%	3.57%	3.50%	3.56%

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$270,077	$276,499
UPB	$268,296	$281,922
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE at fair value is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$7,688	$8,249	$7,514	$8,678
Provision for losses:
Pursuant to mortgage loan sales	713	516	1,433	1,088
Reduction in liability due to change in estimate	(596)	(1,140)	(1,124)	(2,182)
(Losses incurred) recoveries, net	(77)	—	(95)	41
Balance, end of period	$7,728	$7,625	$7,728	$7,625
UPB of loans subject to representations and warranties at end of quarter	$94,378,938	$77,655,085

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2019
(in thousands)
Commitments to purchase loans acquired for sale	$3,190,712
Face amount of firm commitment to purchase credit risk transfer securities	$324,259

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30
						Quarter		Six months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2019	2018	2019	2018
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

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

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, the Company completed the following underwritten offerings of common shares:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except per share amounts)
February 14, 2019 (1)	7,000	$20.69	$144,810	$142,800
May 9, 2019 (2)	8,127	$21.14	171,796	169,509
	15,127		$316,606	$312,309

(1)	Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC.
(2)

Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Barclays Capital Inc. Includes 127,000 common shares issued to the underwriters on June 6, 2019 upon their exercise of an over-allotment option.

“At-The-Market” (ATM) Equity Offering Program

On March 14, 2019, the Company entered into separate equity distribution agreements with each of Barclays Capital Inc., Credit Suisse Securities (USA) LLC and JMP Securities LLC (each an “Agent” and collectively, the “Agents”) to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except per share amounts)
January 1, 2019 – March 31, 2019	221	$20.75	$4,585	$4,540
April 1, 2019 – June 30, 2019	2,068	$21.67	$44,823	$44,374
	2,289		$49,408	$48,914

At June 30, 2019, the Company had approximately $151.1 million of common shares available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Six months ended	Cumulative
	June 30, 2018	total (1)
	(in thousands)
Common shares repurchased	671	14,731
Cost of common shares repurchased	$10,719	$216,625
(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2019.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 5—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $75,000 during the quarter and six months ended June 30, 2019.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made payments under the Reimbursement Agreement totaling $201,000 and $353,000 during the quarter and six months ended June 30, 2019. During the quarter ended June 30, 2019, certain of the IPO underwriters waived their rights to approximately $1.1 million of conditional underwriting fees. The Company recorded the reduction of conditional underwriting fees in Other income during the quarter ended June 30, 2019.

Note 22— Net Gain (Loss) on Investments

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Investment securities at fair value:
Mortgage-backed securities	$27,448	$(8,861)	$64,370	$(31,258)
Loans at fair value:
Held in a VIE	3,359	(2,784)	6,944	(8,362)
Distressed	(5,451)	(4,701)	(4,966)	(14,651)
CRT arrangements	26,639	38,496	57,589	61,047
Firm commitment to purchase CRT securities	4,130	—	26,320	—
Asset-backed financing of a VIE at fair value	(2,341)	2,960	(5,198)	9,142
Hedging derivatives	37,181	(1,121)	44,561	338
	90,965	23,989	189,620	16,256
From PFSI—ESS	(3,211)	1,520	(6,773)	9,271
	$87,754	$25,509	$182,847	$25,527

Note 23—Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(94,441)	$(72,254)	$(196,162)	$(168,021)
Hedging activities	(36,055)	4,642	(50,370)	38,388
	(130,496)	(67,612)	(246,532)	(129,633)
Non-cash gain:
Recognition of fair value of firm commitment to purchase credit risk transfer securities	20,396	4,426	39,996	4,426
Receipt of MSRs in mortgage loan sale transactions	152,986	65,408	284,854	131,954
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(713)	(516)	(1,433)	(1,088)
Reduction in liability due to change in estimate	596	1,140	1,124	2,182
	(117)	624	(309)	1,094
Change in fair value of financial instruments held at end of period:
IRLCs	3,157	98	1,626	(1,826)
Loans	(6,648)	(475)	(998)	2,376
Hedging derivatives	(8,189)	3,782	(28,219)	2,846
	(11,680)	3,405	(27,591)	3,396
	161,585	73,863	296,950	140,870
Total from nonaffiliates	31,089	6,251	50,418	11,237
From PFSI—cash gain	3,155	2,891	5,149	5,532
	$34,244	$9,142	$55,567	$16,769

Note 24— Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Servicing fees (1)	$66,919	$48,667	$128,191	$97,399
Other fees	6,408	1,859	9,616	3,562
Effect of MSRs fair value changes:
Realization of cashflows	(46,580)	(27,998)	(87,401)	(54,636)
Market changes	(136,887)	16,084	(233,395)	68,695
	(183,467)	(11,914)	(320,796)	14,059
Gains (losses) on hedging derivatives	55,536	(11,438)	96,671	(32,286)
	(127,931)	(23,352)	(224,125)	(18,227)
Net servicing fees from non-affiliates	(54,604)	27,174	(86,318)	82,734
From PFSI—MSR recapture income	1,015	412	1,649	1,007
Net loan servicing fees	$(53,589)	$27,586	$(84,669)	$83,741
Average servicing portfolio UPB	$102,476,058	$76,806,051	$99,205,766	$75,246,468

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$1,240	$198	$1,911	$271
Mortgage-backed securities	17,458	12,433	36,910	21,224
Loans acquired for sale at fair value	25,910	17,951	46,349	29,283
Loans at fair value:
Held in a VIE	2,952	3,169	5,876	5,771
Distressed	1,446	4,941	2,693	12,840
Deposits securing CRT arrangements	7,830	3,566	14,605	5,598
Placement fees relating to custodial funds	12,009	6,024	20,275	10,239
Other	181	152	422	254
	69,026	48,434	129,041	85,480
From PFSI—ESS	2,767	3,910	5,833	7,844
	71,793	52,344	134,874	93,324
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	41,029	25,473	77,880	49,981
Mortgage loan participation purchase and sale agreements	348	343	922	658
Exchangeable Notes	3,666	3,648	7,327	7,292
Notes payable	11,194	3,681	17,017	3,681
Asset-backed financings of a VIE at fair value	3,557	2,801	6,825	5,097
Interest shortfall on repayments of loans serviced for Agency securitizations	3,605	1,803	5,877	3,397
Interest on mortgage loan impound deposits	805	418	1,299	901
	64,204	38,167	117,147	71,007
To PFSI—Assets sold under agreement to repurchase	1,692	1,898	3,488	3,874
	65,896	40,065	120,635	74,881
Net interest income	$5,897	$12,279	$14,239	$18,443

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter and six months ended June 30, 2019, the Company recognized $2.3 million and $9.8 million, respectively, in such incentives as reductions of Interest expense, as compared to $3.5 million and $5.9 million, respectively, during the quarter and six months ended June 30, 2018. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. The lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

Note 26—Share-Based Compensation Plans

As of June 30, 2019 and December 31, 2018, the Company had one share-based compensation plan. The Company’s share-based compensation activity is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Grants:
Restricted share units	—	—	96	129
Performance share units	37	—	116	116
Total share units granted	37	—	212	245
Grant date fair value:
Restricted share units granted	$—	$—	$1,978	$2,281
Performance share units granted	749	—	2,380	1,542
Total grant date value of share units granted	$749	$—	$4,358	$3,823
Vestings:
Restricted share units	—	68	226	260
Performance share units	—	—	141	28
Total share units vested	—	68	367	288
Compensation expense relating to share-based grants	$1,415	$1,857	$3,032	$2,756

There were no forfeitures of grants during the periods presented.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,276	$1,177	$2,512	$2,178
Safekeeping	999	(40)	1,735	320
Bank service charges	575	194	1,143	739
Technology	352	345	725	723
Insurance	322	337	602	642
Other	783	201	738	262
	$4,307	$2,214	$7,455	$4,864

Note 28—Income Taxes

The Company’s effective tax rates were (32.6)% and (17.4)% for the quarter and six months ended June 30, 2019, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $11.0 million on a pretax loss of $42.4 million while the Company’s consolidated pretax income was $33.4 million for the quarter ended June 30, 2019. For the same period in 2018, the Company’s TRS recognized tax expense of $5.7 million on a pretax income of $20.9 million, while the Company’s consolidated pretax income was $42.3 million. The relative values between the tax benefit or expense at the TRS and the Company’s consolidated pretax income generally drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Net income	$44,233	$36,425	$97,760	$64,611
Dividends on preferred shares	(6,234)	(6,234)	(12,469)	(12,468)
Effect of participating securities—share-based compensation awards	(112)	(170)	(305)	(372)
Net income attributable to common shareholders	$37,887	$30,021	$84,986	$51,771

Net income attributable to common shareholders	$37,887	$30,021	$84,986	$51,771
Interest on Exchangeable Notes, net of income taxes	2,713	2,655	5,422	5,312
Diluted net income attributable to common shareholders	$40,600	$32,676	$90,408	$57,083
Weighted average basic shares outstanding	73,425	60,903	69,051	60,844
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,467	8,467
Diluted weighted average number of shares outstanding	81,892	69,370	77,518	69,311
Basic earnings per share	$0.52	$0.49	$1.23	$0.85
Diluted earnings per share	$0.50	$0.47	$1.17	$0.82

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Shares issuable under share-based compensation plan	168	459	156	473

Note 30—Segments

The Company operates in four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate:

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of the Manager and PLS.

•

The credit sensitive strategies segment represents the Company’s investments in CRT arrangements, firm commitments to purchase CRT securities, distressed loans, REO, real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate loans.

•	The interest rate sensitive strategies segment represents the Company’s investments in MSRs, ESS, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Quarter ended June 30, 2019	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$—	$25,382	$62,372	$—	$87,754
Net gain on loans acquired for sale (1)	22,797	11,447	—	—	34,244
Net loan servicing fees	—	—	(53,589)	—	(53,589)
Net interest income (expense):
Interest income	25,838	9,644	35,864	447	71,793
Interest expense	(16,893)	(13,989)	(35,014)	—	(65,896)
	8,945	(4,345)	850	447	5,897
Other	17,652	3,307	—	1,136	22,095
	49,394	35,791	9,633	1,583	96,401
Expenses:
Loan fulfillment and servicing fees payable to PFSI	29,590	617	10,951	—	41,158
Management fees	—	—	—	8,832	8,832
Other	3,638	2,159	582	6,662	13,041
	33,228	2,776	11,533	15,494	63,031
Pretax income (loss)	$16,166	$33,015	$(1,900)	$(13,911)	$33,370
Total assets at quarter end	$2,542,135	$2,470,112	$4,296,899	$156,643	$9,465,789

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $9.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the quarter ended June 30, 2019.

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Quarter ended June 30, 2018	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$34,037	$(8,528)	$—	$25,509
Net gain on loans acquired for sale	4,714	4,428	—	—	9,142
Net loan servicing fees	—	16	27,570	—	27,586
Net interest income (expense):
Interest income	17,822	8,751	25,422	349	52,344
Interest expense	(10,533)	(9,443)	(20,089)	—	(40,065)
	7,289	(692)	5,333	349	12,279
Other	8,895	(420)	—	—	8,475
	20,898	37,369	24,375	349	82,991
Expenses:
Loan fulfillment and servicing fees payable to PFSI	14,559	1,172	8,259	—	23,990
Management fees	—	—	—	5,728	5,728
Other	1,823	3,544	(285)	5,905	10,987
	16,382	4,716	7,974	11,633	40,705
Pretax income (loss)	$4,516	$32,653	$16,401	$(11,284)	$42,286
Total assets at quarter end	$1,816,331	$1,448,493	$3,304,685	$107,340	$6,676,849

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Six months ended June 30, 2019	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$—	$79,189	$103,658	$—	$182,847
Net gain on loans acquired for sale (1)	33,023	22,544	—	—	55,567
Net loan servicing fees	—	—	(84,669)	—	(84,669)
Net interest income (expense):
Interest income	46,154	17,900	69,942	878	134,874
Interest expense	(26,555)	(26,012)	(68,068)	—	(120,635)
	19,599	(8,112)	1,874	878	14,239
Other	30,616	3,277	—	1,142	35,035
	83,238	96,898	20,863	2,020	203,019
Expenses:
Loan fulfillment and servicing fees payable to PFSI	57,164	1,081	21,057	—	79,302
Management fees	—	—	—	16,080	16,080
Other	6,287	4,430	901	12,782	24,400
	63,451	5,511	21,958	28,862	119,782
Pre-tax income (loss)	$19,787	$91,387	$(1,095)	$(26,842)	$83,237
Total assets at period end	$2,542,135	$2,470,112	$4,296,899	$156,643	$9,465,789

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $18.0 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the six months ended June 30, 2019.

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Six months ended June 30, 2018	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$46,451	$(20,924)	$—	$25,527
Net gain on loans acquired for sale	12,314	4,455	—	—	16,769
Net loan servicing fees	—	23	83,718	—	83,741
Net interest income (expense):
Interest income	28,991	18,959	44,850	524	93,324
Interest expense	(17,331)	(20,107)	(37,443)	—	(74,881)
	11,660	(1,148)	7,407	524	18,443
Other	15,968	(1,808)	—	24	14,184
	39,942	47,973	70,201	548	158,664
Expenses:
Loan fulfillment and servicing fees payable to PFSI	26,503	4,257	16,193	—	46,953
Management fees	—	—	—	11,424	11,424
Other	2,293	7,458	(178)	10,590	20,163
	28,796	11,715	16,015	22,014	78,540
Pre-tax income (loss)	$11,146	$36,258	$54,186	$(21,466)	$80,124
Total assets at period end	$1,816,331	$1,448,493	$3,304,685	$107,340	$6,676,849

Note 31—Supplemental Cash Flow Information

	Six months ended June 30,
	2019	2018
	(in thousands)
Payments:
Income tax, net	$130	$893
Interest	$122,937	$81,892
Cumulative effect on accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$—	$14,361
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$12,271	$18,721
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$—	$3,107
Transfer from real estate held for investment to real estate acquired in settlement of loans	$30,432	$—
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$284,854	$131,954
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$950	$1,484
Capitalization of servicing advances pursuant to mortgage loan modifications	$1,151	$3,360
Transfer of firm commitment to purchase CRT securities to investment securities	$56,804	$—
Non-cash financing activities:
Dividends declared, not paid	$37,053	$29,145

Note 32—Regulatory Capital and Liquidity Requirements

PMC is a seller/servicer for Fannie Mae and Freddie Mac. The Company is required to comply with the following minimum capital and liquidity eligibility requirements to remain in good standing with each Agency:

•	A minimum net worth of $2.5 million plus 25 basis points of UPB for all loans serviced;
•	A tangible net worth/total assets ratio greater than or equal to 6%; and
•

Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac and Fannie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceeds 6% of Agency Mortgage Servicing.

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2019	$483,628	$275,144	9%	6%	$106,399	$36,360
December 31, 2018	$528,506	$238,915	11%	6%	$58,144	$31,678

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements.

•

On July 23, 2019, the Company, through two of its wholly-owned subsidiaries, PMC and POP (collectively, the “Sellers”), entered into an amendment (the “Amendment”) to its master repurchase agreement, dated October 14, 2016, by and among JPMorgan Chase Bank, N.A. (“JPM”) and the Sellers (the “Repurchase Agreement”), pursuant to which Sellers may sell to, and later repurchase from, JPM certain newly originated mortgage loans. Pursuant to the Amendment, the maximum aggregate purchase price provided for in the Repurchase Agreement was increased from $500 million to $1 billion, the uncommitted amount of which was increased from $450 million to $950 million.

•

During July 2019, the Company entered into an agreement to sell $71 million in fair value of performing and nonperforming loans from its distressed portfolio. This transaction is subject to continuing due diligence and customary closing conditions and there can be no assurance regarding the size of the transaction or that the transaction will be completed at all.

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

Our Company

We are a specialty finance company that invests primarily in residential loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which include CRT agreements (“CRT Agreements”) and CRT strips that absorb credit losses on certain of the loans we sell. We also invest in mortgage-backed securities (“MBS”), and hold excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). We have also historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans) as well as other credit sensitive assets, including loans that finance multifamily and other commercial real estate, which are no longer a significant portion of our investments.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loan portfolio is serviced by PLS.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, CRT arrangements and commitments to purchase credit risk transfer securities, and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$11,326,837	$5,356,347	$20,802,011	$10,556,931
To PennyMac Financial Services, Inc.	10,997,581	10,055,128	17,956,971	19,267,316
	$22,324,418	$15,411,475	$38,758,982	$29,824,247
Net gain on loans acquired for sale	$34,244	$9,142	$55,567	$16,769
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of loans	$152,986	$65,408	$284,854	$131,954
Investments in CRT arrangements:
Recognition of firm commitment to purchase CRT securities (1)	20,396	4,426	39,996	4,426
Change in face amount of firm commitment to purchase CRT securities	(562,710)	57,824	(280,793)	57,823
Deposits securing CRT arrangements	933,370	80,208	933,370	192,483
Total investments in CRT arrangements	$391,056	$142,458	$692,573	$254,732

(1)	Initial recognition of firm commitment upon sale of loans.

To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer of government-guaranteed MBS and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS.

In 2013, we transferred certain correspondent production loans into a private label securitization, and retained a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Credit Sensitive Investments

CRT Arrangements

We believe that CRT Agreements and CRT securities are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in its credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities. During the quarter and six months ended June 30, 2019, we purchased CRT securities (comprised of deposits securing CRT arrangements and CRT strips) totaling $933.4 million and made commitments to purchase CRT securities with face amount of $324.3 million. We held CRT-related investments (composed of deposits securing CRT arrangements, derivative assets, CRT strips, and firm commitment to purchase CRT securities) totaling $2.3 billion at June 30, 2019. During the quarter and six months ended June 30, 2018, we funded investments in CRT Agreements totaling $36.1 million and $77.9 million, respectively, and held CRT-related investments totaling $770.4 million at June 30, 2018.

Distressed Mortgage Assets

We hold distressed loans which we acquired through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. We seek to maximize the fair value of these distressed loans using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu-of-foreclosure programs. We seek to maximize our returns on distressed assets through individual loan and property resolutions, as well as bulk sales.

Our liquidation activities have included sales of significant portions of this investment since 2016. During the quarter and six months ended June 30, 2019, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed loans and REO totaling $45.3 million and $62.4 million, respectively. During the quarter and six months ended June 30, 2018, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed loans and REO totaling $41.8 million and $346.7 million, respectively. After June 30, 2019, we entered into an agreement to sell approximately $71 million at fair value of performing and nonperforming loans from our remaining portfolio of distressed loans. This pending transaction is subject to continuing diligence and customary closing conditions. We can provide no assurance regarding the final size of the transaction or whether the transaction will be consummated.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter and six months ended June 30, 2019, we received $153.0 million and $284.9 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held $1.1 billion of MSRs at fair value at June 30, 2019.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $81.2 million of MBS during the quarter and six months ended June 30, 2019. We held MBS with fair values totaling $2.6 billion at June 30, 2019.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $442,000 and $950,000, respectively, during the quarter and six months ended June 30, 2019, pursuant to a recapture agreement with PLS. We held ESS with a fair value totaling $194.2 million at June 30, 2019.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of common shares of beneficial interest:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except per share amounts)
February 14, 2019 (1)	7,000	$20.69	$144,810	$142,800
May 9, 2019 (2)	8,127	$21.14	171,796	169,509
	15,127		$316,606	$312,309

(1)	Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC.
(2)

Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Barclays Capital Inc. Includes 127,000 common shares issued to the underwriters on June 6, 2019 upon their exercise of an over-allotment option.

“At-the-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into separate equity distribution agreements with each of Barclays Capital Inc., Credit Suisse Securities (USA) LLC and JMP Securities LLC (each an “Agent” and collectively, the “Agents”) to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and/or principal, our common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except per share amounts)
January 1, 2019 – March 31, 2019	221	$20.75	$4,585	$4,540
April 1, 2019 – June 30, 2019	2,068	$21.67	$44,823	$44,374
	2,289		$49,408	$48,914

As of June 30, 2019, we had approximately $151.1 million of common shares available for issuance under our ATM equity offering program.

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

Non-Cash Income

A substantial portion of our net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of mortgage-backed securities, loans acquired for sale at fair value, loans at fair value and ESS), our firm commitment to purchase credit risk transfer securities, our derivatives, our MSRs, and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net loan servicing fees—MSR valuation adjustments	$(183,467)	$(11,914)	$(320,796)	$14,059
Net gain on loans acquired for sale:
Receipt of MSRs in loan sale transactions	152,986	65,408	284,854	131,954
Fair value of commitment to purchase credit risk transfer securities	20,396	4,426	39,996	4,426
Provision for losses relating to representations and warranties provided in loan sales	(117)	624	(309)	1,094
Change in fair value during the year of financial instruments held at period end	(11,680)	3,405	(27,591)	3,396
	161,585	73,863	296,950	140,870
Net gain (loss) on investments:
Mortgage-backed securities	27,448	(8,861)	64,370	(31,258)
Loans:
Held in a variable interest entity	3,359	(2,784)	6,944	(8,362)
Distressed	(6,102)	(4,846)	(5,179)	(14,117)
ESS	(3,211)	1,520	(6,773)	9,271
CRT arrangements	(739)	15,174	5,721	20,529
Firm commitment to purchase CRT securities	4,130	—	26,320	—
Interest-only security payable at fair value	6,208	1,111	9,655	(1,022)
Asset-backed financing of a VIE	(2,341)	2,960	(5,198)	9,142
	28,752	4,274	95,860	(15,817)
Net interest income—Capitalization of interest pursuant to loan modifications	1,166	2,066	1,928	4,246
	$8,036	$68,289	$73,942	$143,358
Net investment income	$96,401	$82,991	$203,019	$158,664
Non-cash items as a percentage of net investment income	8%	82%	36%	90%

We receive or pay cash relating to our investments as follows:

•	We receive cash related to MSRs in the form of loan servicing fees.
•

We receive proceeds on the sale of loans acquired for sale that include both cash and our estimate of the fair value of MSRs and a firm commitment to purchase CRT securities, and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We pay cash relating to our provision for representations and warranties when we repurchase loans or settle loss claims from investors.

•	We receive cash relating to our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities.
•

We receive cash relating to CRT arrangements through a portion of both the interest payments collected on loans in the CRT Agreements’ reference pools and the deposits securing the agreements that are released as principal on such loans is repaid.

•	We receive or pay cash relating to hedging instruments when the instruments mature or when we effectively cancel the transactions through an offsetting trade.
•

We receive cash relating to loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per common share amounts)
Net investment income	$96,401	$82,991	$203,019	$158,664
Expenses	(63,031)	(40,705)	(119,782)	(78,540)
Pre-tax income	33,370	42,286	83,237	80,124
Benefit from (provision for) income taxes	10,863	(5,861)	14,523	(15,513)
Net income	44,233	36,425	97,760	64,611
Dividends on preferred shares	6,234	6,234	12,469	12,468
Net income attributable to common shareholders	$37,999	$30,191	$85,291	$52,143
Pretax income (loss) by segment:
Correspondent production	$16,166	$4,516	$19,787	$11,146
Credit sensitive strategies	33,015	32,653	91,387	36,258
Interest rate sensitive strategies	(1,900)	16,401	(1,095)	54,186
Corporate	(13,911)	(11,284)	(26,842)	(21,466)
	$33,370	$42,286	$83,237	$80,124
Annualized return on average common shareholder's equity	9.8%	9.6%	11.7%	8.3%
Earnings per common share:
Basic	$0.52	$0.49	$1.23	$0.85
Diluted	$0.50	$0.47	$1.17	$0.82
Dividends per common share	$0.47	$0.47	$0.94	$0.94
Per common share closing prices:
During the period:
High	$21.99	$19.24	$21.99	$19.24
Low	$20.76	$17.21	$18.62	$15.57
At period end	$21.83	$18.99

	June 30, 2019	December 31, 2018
Total assets (in thousands)	$9,465,789	$7,813,361
Book value per common share	$20.79	$20.61

Our net income during the quarter ended June 30, 2019 reflects the effects of decreasing mortgage interest rates as compared to the quarter ended June 30, 2018. Our net income for the quarter ended June 30, 2019 was higher than the quarter ended June 30, 2018 due to an increase in pretax income in our correspondent production segment of $11.7 million, offset by an $18.3 million decrease in pretax income in our interest rate sensitive strategies segment. The reduction in pretax results was offset by a $16.7 million reduction in the provision for income taxes as summarized below:

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the quarter ended June 30, 2019, resulting in an $11.7 million increase in its pretax income.

•

Our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $74.6 million increase in valuation gains on our investment in MBS and hedging gains which was offset by an $81.2 million decrease in net servicing fees caused by fair value adjustments to our investment in MSRs and a $4.5 million decrease in net interest income.

•	Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in TRS, resulting in an income tax benefit for the quarter.

Our net income during the six months ended June 30, 2019 also reflects the effects of decreasing mortgage interest rates, as well as the effect on our credit sensitive strategies segment of growth in CRT-related investments and decreasing credit spreads during the quarter ended June 30, 2019.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the six months ended June 30, 2019, resulting in an $8.6 million increase in our pretax income.

•

Our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $139.9 million increase in valuation gains on our investment in MBS and hedging gains which was offset by a $168.4 million decrease in net servicing fees caused by fair value adjustments to our investment in MSRs.

•

Our credit sensitive strategies segment benefitted from the decrease in our investment in distressed loans as well as from growth in our investments in CRT arrangements; we recognized a $9.7 million increase in gains on loans at fair value as well as a $22.9 million increase in gains on CRT arrangements.

•	Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in our TRS, resulting in an income tax benefit for the six-month ended June 30, 2019.

Our net income for the quarter and six months ended June 30, 2019 and 2018 include recognition of incentives we received for financing certain of our loans acquired for sale satisfying certain relief characteristics under a master repurchase agreement. During the quarter and six months ended June 30, 2019, we recognized $2.3 million, and $9.8 million, respectively, in such incentives as a reduction of interest expense compared to $3.5 million and $5.9 million, respectively, during the same periods in 2018. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. As the Company expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net gain (loss) on investments	$87,754	$25,509	$182,847	$25,527
Net gain on loans acquired for sale	34,244	9,142	55,567	16,769
Net loan origination fees	17,630	8,850	30,568	15,887
Net loan servicing fees	(53,589)	27,586	(84,669)	83,741
Net interest income	5,897	12,279	14,239	18,443
Results of real estate acquired in settlement of loans	2,075	(2,297)	595	(5,523)
Other	2,390	1,922	3,872	3,820
	$96,401	$82,991	$203,019	$158,664

Following is a discussion of the changes in our net investment income.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$27,448	$(8,861)	$64,370	$(31,258)
Loans at fair value:
Held in a VIE	3,359	(2,784)	6,944	(8,362)
Distressed	(5,451)	(4,701)	(4,966)	(14,651)
CRT arrangements	26,639	38,496	57,589	61,047
Firm commitment to purchase CRT securities	4,130	—	26,320	—
Asset-backed financings of a VIE at fair value	(2,341)	2,960	(5,198)	9,142
Hedging derivatives	37,181	(1,121)	44,561	338
	90,965	23,989	189,620	16,256
From PFSI—ESS	(3,211)	1,520	(6,773)	9,271
	$87,754	$25,509	$182,847	$25,527

The increase in net gain on investments during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, was caused primarily by increased gains from our investments in MBS and our hedging activities during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2019, we recognized net valuation gains on MBS of $27.4 million and $64.4 million, respectively, as compared to net valuation losses of $8.9 million and $31.3 million, respectively, for the quarter and six months ended June 30, 2018. The gains we recorded for the quarter and six months ended June 30, 2019 reflect the influence of decreasing interest rates during 2019, as compared to increasing interest rates during the same periods in 2018 and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $1.1 billion, or 73%, and $1.3 billion, or 102%, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods during 2018.

Loans at Fair Value – Distressed

Net gains (losses) on our investment in distressed loans at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Valuation changes:
Performing loans	$(1,772)	$(4,437)	$(1,384)	$(9,242)
Nonperforming loans	(4,330)	(409)	(3,795)	(4,875)
	(6,102)	(4,846)	(5,179)	(14,117)
Gain on payoffs	507	561	293	797
Gain (loss) on sale	144	(416)	(80)	(1,331)
	$(5,451)	$(4,701)	$(4,966)	$(14,651)
Average portfolio balance at fair value	$96,727	$459,937	$105,818	$598,200
Interest and fees capitalized	$1,166	$2,066	$1,928	$4,246
Proceeds from liquidation of loans
Repayments and liquidation	$3,053	$9,552	$6,447	$23,860
Sales	24,550	958	24,766	259,164
	$27,603	$10,510	$31,213	$283,024

	June 30, 2019	December 31, 2018
	(in thousands)
Nonperforming loans	$40,583	$88,926
Performing loans	33,890	28,806
	$74,473	$117,732

Valuation changes amounted to losses of $6.1 million and $5.2 million, respectively, in the quarter and six months ended June 30, 2019, as compared to losses of $4.8 million and $14.1 million, respectively, for the same periods in 2018. The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the loan. Subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter and six months ended June 30, 2019, we capitalized interest totaling $1.2 million and $1.9 million, respectively, as compared to $2.1 million and $4.2 million, respectively, for the same periods in 2018.

Our disposition strategy for loans at fair value includes identification of the most financially beneficial resolution for each loan. Such resolutions may include modification or sale of the loans or acquisition of the property securing mortgage loan. During the quarter and six months ended June 30, 2019, we received proceeds from the sale of loans at fair value totaling $24.6 million and $24.8 million, respectively, compared to $1.0 million and $259.2 million, respectively, for the same periods in 2018. After June 30, 2019, we entered into an agreement to sell approximately $71 million at fair value of performing and nonperforming loans from our remaining portfolio of distressed loans. This pending transaction is subject to continuing diligence and customary closing conditions. We can provide no assurance regarding the final size of the transaction or whether the transaction will be consummated. We believe that a significant portion of our remaining investment in distressed loans will require resolution through liquidation of the underlying properties.

CRT Arrangements

The activity in and balances relating to our CRT Agreements, firm commitments to purchase credit risk transfer securities and CRT strips are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold under CRT arrangements	$9,264,173	$3,871,871	$16,966,253	$7,082,349

Change in expected face amount of firm commitment to purchase CRT securities	$(562,710)	$57,824	$(280,793)	$57,824
Deposits securing CRT arrangements	933,370	36,099	933,370	77,888
Increase in commitments to fund Deposits securing CRT arrangements resulting from sale of loans	—	44,109	—	114,595
	$370,660	$138,032	$652,577	$250,307

Investment income:
Net gain on investments:
Change in fair value of firm commitments to purchase CRT securities	$4,130	$—	$26,320	$—
CRT arrangements
Credit risk transfer strips	5,675	—	5,675	—
Derivative assets — CRT Agreements
Realized	21,170	22,211	42,213	41,540
Valuation changes	(6,414)	15,174	46	20,529
	14,756	37,385	42,259	62,069
Interest-only security payable at fair value	6,208	1,111	9,655	(1,022)
	26,639	38,496	57,589	61,047
Net gain on loans acquired for sale:
Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	20,396	4,426	39,996	4,426
Interest income:
Deposits securing CRT arrangements	7,830	3,566	14,605	5,598
	$58,995	$46,488	$138,510	$71,071

Payments made to settle losses on CRT arrangements	$881	$181	$1,776	$1,009

	June 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
Credit risk transfer strips	$62,479	$—
CRT Agreements	$124,033	$123,987
Firm commitment to purchase CRT securities at fair value	$15,581	$37,994
Deposits securing CRT arrangements	$2,060,612	$1,146,501
Interest-only security payable at fair value	$26,356	$36,011

CRT arrangements assets pledged to secure:
Assets sold under agreements to repurchase
Derivative and credit risk transfer strip assets
Credit risk transfer strips	$62,479	$—
CRT Agreements	$—	$87,976
Deposits securing CRT arrangements	$932,230	$1,146,501
Notes payable
Derivative assets — CRT Agreements	$97,677	$—
Deposits securing CRT arrangements	$1,128,382	$—

Face amount of firm commitment to purchase CRT securities	$324,259	$605,052

UPB of loans subject to funded CRT arrangements	$50,426,791	$29,934,003
Collection status (in UPB):
Delinquency
Current	$49,937,374	$29,633,133
30—89 days delinquent	$372,805	$228,296
90—180 days delinquent	$60,318	$39,826
180 or more days delinquent	$4,618	$4,208
Foreclosure	$9,356	$5,180
Bankruptcy	$42,320	$23,360

UPB of loans sold subject to firm commitment to purchase CRT securities	$9,216,519	$16,392,300
Collection status (in UPB):
Current	$9,198,574	$16,329,044
30—89 days delinquent	$17,945	$61,035
90—180 days delinquent	$—	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$—	$—
Bankruptcy	$—	$1,258

The increase in gains recognized on CRT arrangements is due to a reduction in market credit spread along with the growth in our investment in and commitment to acquire more CRT assets, in and during the quarter and six months ended June 30, 2019, compared to the same periods in 2018.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $3.2 million and $6.8 million, respectively, for the quarter and six months ended June 30, 2019, as compared to fair value gains of $1.5 million and $9.3 million, respectively, for the quarter and six months ended June 30, 2018. The change in valuation results during 2019 as compared to 2018 reflects the different interest rate environments that prevailed between the periods. The lower interest rates that prevailed during the quarter and six months ended June 30, 2019 resulted in increased prepayment expectations for the loans underlying the ESS. Such prepayment expectations result in reduced cash flow expectations, negatively affecting the assets’ fair values.

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(94,441)	$(72,254)	$(196,162)	$(168,021)
Hedging activities	(36,055)	4,642	(50,370)	38,388
	(130,496)	(67,612)	(246,532)	(129,633)
Non-cash gain:
Receipt of MSRs in loan sale transactions	152,986	65,408	284,854	131,954
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loan sales	(713)	(516)	(1,433)	(1,088)
Reduction in liability due to change in estimate	596	1,140	1,124	2,182
	(117)	624	(309)	1,094
Recognition of fair value of commitment to purchase credit risk transfer security relating to loans sold	20,396	4,426	39,996	4,426
Change in fair value during the period of financial instruments held at period end:
IRLCs	3,157	98	1,626	(1,826)
Loans	(6,648)	(475)	(998)	2,376
Hedging derivatives	(8,189)	3,782	(28,219)	2,846
	(11,680)	3,405	(27,591)	3,396
	161,585	73,863	296,950	140,870
Total from non—affiliates	31,089	6,251	50,418	11,237
From PFSI—cash gain	3,155	2,891	5,149	5,532
	$34,244	$9,142	$55,567	$16,769

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$13,133,614	$6,150,232	$22,394,034	$10,555,127
Loans acquired for sale:
To nonaffiliates	$11,030,305	$5,439,635	$19,287,175	$9,671,944
To PFSI	10,726,774	9,575,897	17,553,340	18,409,648
	$21,757,079	$15,015,532	$36,840,515	$28,081,592

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, reflect the value of our commitment to invest in the credit risk of our loan production. We included $20.4 million and $40.0 million, respectively, in gain on sale of loans related to our continued involvement in the credit risk relating to the loans we sold during the quarter and six months ended June 30, 2019 as compared to $4.4 million during the quarter and six month periods ended June 30, 2018. Our commitment to invest in this credit risk contributed significantly to our gain on loans acquired for sale, as the mortgage production market remained intensely competitive through the six months ended June 30, 2019.

Our net gain on loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs we receive and our estimate of our firm commitment to purchase CRT securities relating to our mortgage loan production. How we measure and update MSRs and our firm commitment to purchase credit risk transfer securities are detailed in Note 7 — Fair Value — Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

We also recognize a liability for potential losses relating to representations and warranties created in our loan sales transactions. Our agreements with the purchasers include representations and warranties related to the loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer against credit losses attributable to the loans with indemnified defects. In such cases, we bear any subsequent credit loss on the loans. Our credit loss may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of those repurchase losses from that correspondent seller.

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Indemnification activity:
Loans indemnified at beginning of period	$6,544	$5,371	$7,075	$5,926
New indemnifications	370	522	466	522
Less: Indemnified loans repaid or refinanced	1,158	233	1,785	788
Loans indemnified at end of period	$5,756	$5,660	$5,756	$5,660
Loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$603	$781
Repurchase activity:
Loans repurchased	$2,277	$2,773	$5,966	$5,603
Less:
Loans repurchased by correspondent sellers	955	2,965	3,433	6,132
Loans repaid by borrowers	983	1,318	1,073	1,574
Net loans repurchased (repurchased by correspondent sellers or repaid by borrowers)	$339	$(1,510)	$1,460	$(2,103)
Net losses charged (recovery credited) to liability for representations and warranties	$77	$—	$95	$(41)
At end of period:
Loans subject to representations and warranties	$94,378,938	$77,655,085
Liability for representations and warranties	$7,728	$7,625

The losses on representations and warranties we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased loans from the correspondent sellers. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases, as the loans sold season, as our correspondent sellers’ ability and willingness to repurchase loans and as our investors’ and guarantors’ loss mitigation strategies change, we expect that the level of repurchase activity and associated losses may increase.

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

The amount of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the correspondent seller and other external conditions that change over the lives of the underlying loans. We may be required to incur losses related to such representations and warranties for several periods after the loans are sold or liquidated.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $0.6 million and $1.1 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2019, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The changes in the amount of these fees during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, reflects an increase in our purchases of loans with delivery fees.

Net Loan Servicing Fees

Our correspondent production activity is the primary source of our loan servicing portfolio. When we sell loans, we generally enter into a contract to service those loans and we recognize the fair value of such contracts as MSRs. Under these contracts, we are required to perform mortgage loan servicing functions in exchange for fees and the right to other compensation.

The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for the loan; holding and remitting custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Servicing fees (1)	$66,919	$48,667	$128,191	$97,399
Other fees	6,408	1,859	9,616	3,562
Effect of MSRs fair value changes:
Realization of cashflows	(46,580)	(27,998)	(87,401)	(54,636)
Market changes	(136,887)	16,084	(233,395)	68,695
	(183,467)	(11,914)	(320,796)	14,059
Gain (losses) on hedging derivatives, net	55,536	(11,438)	96,671	(32,286)
	(127,931)	(23,352)	(224,125)	(18,227)
Net servicing fees from non-affiliates	(54,604)	27,174	(86,318)	82,734
From PFSI—MSR recapture income	1,015	412	1,649	1,007
Net loan servicing fees	$(53,589)	$27,586	$(84,669)	$83,741
Average servicing portfolio	$102,476,058	$76,806,051	$99,205,766	$75,246,468

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees decreased during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018 by $81.2 million and $168.4 million, respectively. The decrease in net mortgage loan servicing fees during the quarter and six months ended June 30, 2019, compared to the same periods in 2018, was primarily attributable to the negative effect of the decrease in fair value of our MSRs as a result of decreasing interest rates during 2019 compared to 2018.

The change in fair value attributable to market inputs such as projected prepayment speeds decreased $153.0 million and $302.1 million, respectively, primarily due to the lower interest rates that prevailed during the six months ended June 30, 2019 as compared to the increasing interest rates that prevailed during the same period in 2018. This loss was partially offset by an increase in hedging gains of $67.0 million and $129.0 million, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018.

Mortgage servicing fees (including ancillary and other fees) increased $22.8 million and $36.8 million, respectively, during the quarter and six months ended June 30, 2019, reflecting the growth of our servicing portfolio. This increase was offset by $18.6 million and $32.8 million, respectively, during the quarter and six months ended June 30, 2018, increases in realization of cash flows. Realization of cash flows increased disproportionately to the increase in servicing fees due to acceleration of the rate of realization caused by the increased prepayment expectations that accompany lower interest rates.

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,240	$—	$1,240	$157,975	3.11%
Mortgage-backed securities	23,672	(6,214)	17,458	2,606,132	2.65%
Loans acquired for sale at fair value	25,910	—	25,910	2,053,214	4.99%
Loans at fair value:
Held by variable interest entity	2,721	231	2,952	286,188	4.08%
Distressed	280	1,166	1,446	96,727	5.91%
	3,001	1,397	4,398	382,915	4.54%
ESS from PFSI	2,767	—	2,767	203,363	5.38%
Deposits securing CRT arrangements	7,830	—	7,830	1,490,265	2.08%
	64,420	(4,817)	59,603	6,893,864	3.42%
Placement fees relating to custodial funds	12,009	—	12,009
Other	181	—	181
	76,610	(4,817)	71,793	$6,893,864	4.12%
Liabilities:
Assets sold under agreements to repurchase (2)	$41,527	$(498)	$41,029	$4,911,964	3.30%
Mortgage loan participation purchase and sale agreements	315	33	348	34,516	3.99%
Exchangeable Notes	3,359	307	3,666	250,000	5.80%
Notes payable	10,737	457	11,194	883,438	5.01%
Asset-backed financings of a VIE at fair value	2,373	1,184	3,557	272,231	5.17%
Assets sold to PFSI under agreement to repurchase	1,692	—	1,692	123,123	5.44%
	60,003	1,483	61,486	6,475,272	3.76%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,605	—	3,605
Interest on mortgage loan impound deposits	805	—	805
	$64,413	$1,483	$65,896	$6,475,272	4.03%
Net interest income	$12,197	$(6,300)	$5,897
Net interest margin					0.24%
Net interest spread					0.09%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended June 30, 2019, the Company included $2.3 million of such incentives as a reduction to Interest expense. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

	Quarter ended June 30, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$198	$—	$198	$35,045	2.24%
Mortgage-backed securities	13,387	(954)	12,433	1,505,668	3.27%
Loans acquired for sale at fair value	17,951	—	17,951	1,495,921	4.75%
Loans at fair value:
Held by variable interest entity	2,958	211	3,169	306,672	4.25%
Distressed	2,553	2,388	4,941	459,937	4.09%
	5,511	2,599	8,110	766,609	4.19%
ESS from PFSI	3,910	—	3,910	236,153	6.55%
Deposits securing CRT Agreements	3,566	—	3,566	636,849	2.22%
	44,523	1,645	46,168	4,676,245	3.91%
Placement fees relating to custodial funds	6,024	—	6,024
Other	152	—	152
	50,699	1,645	52,344	$4,676,245	4.43%
Liabilities:
Assets sold under agreements to repurchase (2)	$26,794	$(1,321)	$25,473	$3,462,865	2.91%
Mortgage loan participation purchase and sale agreements	299	44	343	50,326	2.70%
Exchangeable Notes	3,359	289	3,648	250,000	5.77%
Asset-backed financings of a VIE at fair value	2,588	213	2,801	289,803	3.82%
Notes payable	3,596	85	3,681	444,948	3.27%
Assets sold to PFSI under agreement to repurchase	1,898	—	1,898	139,670	5.38%
	38,534	(690)	37,844	4,637,612	3.23%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,803	—	1,803
Interest on mortgage loan impound deposits	418	—	418
	$40,755	$(690)	$40,065	$4,637,612	3.42%
Net interest income	$9,944	$2,335	$12,279
Net interest margin					1.04%
Net interest spread					1.01%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended June 30, 2018, we included $3.5 million of such incentives as a reduction to Interest expense. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

	Six months ended June 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,911	$—	$1,911	$132,631	2.87%
Mortgage-backed securities	47,680	(10,770)	36,910	2,599,779	2.82%
Loans acquired for sale at fair value	46,349	—	46,349	1,845,847	4.99%
Loans at fair value:
Held by variable interest entity	5,525	351	5,876	287,965	4.06%
Distressed	906	1,787	2,693	105,818	5.06%
	6,431	2,138	8,569	393,783	4.33%
ESS from PFSI	5,833	—	5,833	205,380	5.65%
Deposits securing CRT arrangements	14,605	—	14,605	1,317,481	2.20%
	122,809	(8,632)	114,177	6,494,901	3.50%
Placement fees relating to custodial funds	20,275	—	20,275
Other	422	—	422
	143,506	(8,632)	134,874	$6,494,901	4.13%
Liabilities:
Assets sold under agreements to repurchase (2)	$83,885	$(6,005)	$77,880	$4,878,768	3.17%
Mortgage loan participation purchase and sale agreements	835	87	922	45,303	4.05%
Exchangeable Notes	6,719	608	7,327	250,000	5.83%
Notes payable	16,304	713	17,017	672,818	5.03%
Asset-backed financings of a VIE at fair value	4,820	2,005	6,825	273,999	4.95%
Assets sold to PFSI under agreement to repurchase	3,488	—	3,488	125,821	5.59%
	116,051	(2,592)	113,459	6,246,709	3.61%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,877	—	5,877
Interest on mortgage loan impound deposits	1,299	—	1,299
	$123,227	$(2,592)	$120,635	$6,246,709	3.84%
Net interest income	$20,279	$(6,040)	$14,239
Net interest margin					0.44%
Net interest spread					0.29%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the six months ended June 30, 2019, the Company included $9.8 million of such incentives as a reduction to Interest expense. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

	Six months ended June 30, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$271	$—	$271	$29,912	1.80%
Mortgage-backed securities	22,618	(1,394)	21,224	1,289,468	3.27%
Loans acquired for sale at fair value	29,283	—	29,283	1,271,110	4.58%
Loans at fair value:
Held by variable interest entity	5,966	(195)	5,771	310,638	3.70%
Distressed	8,273	4,567	12,840	598,200	4.27%
	14,239	4,372	18,611	908,838	4.07%
ESS from PFSI	7,844	—	7,844	238,047	6.55%
Deposits securing CRT Agreements	5,598	—	5,598	619,583	1.80%
	79,853	2,978	82,831	4,356,958	3.78%
Placement fees relating to custodial funds	10,239	—	10,239
Other	254	—	254
	90,346	2,978	93,324	$4,356,958	4.26%
Liabilities:
Assets sold under agreements to repurchase (2)	51,373	(1,392)	49,981	$3,271,453	3.04%
Mortgage loan participation purchase and sale agreements	582	76	658	47,956	2.73%
Exchangeable Notes	6,719	573	7,292	250,000	5.80%
Asset-backed financings of a VIE at fair value	5,223	(126)	5,097	293,720	3.45%
Notes payable	3,596	85	3,681	223,703	3.27%
Assets sold to PFSI under agreement to repurchase	3,874	—	3,874	140,904	5.47%
	71,367	(784)	70,583	4,227,736	3.32%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,397	—	3,397
Interest on mortgage loan impound deposits	901	—	901
	75,665	(784)	74,881	$4,227,736	3.52%
Net interest income	$14,681	$3,762	$18,443
Net interest margin					0.84%
Net interest spread					0.74%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provides us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the six months ended June 30, 2018, the Company included $5.9 million of such incentives as a reduction to Interest expense. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2019			Six months ended June 30, 2019
	vs.			vs.
	Quarter ended June 30, 2018			Six months ended June 30, 2018
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$104	$938	$1,042	$241	$1,399	$1,640
Mortgage-backed securities	(6,388)	11,413	5,025	(3,270)	18,956	15,686
Loans acquired for sale at fair value	968	6,991	7,959	2,832	14,234	17,066
Loans at fair value:
Held by variable interest entity	(6)	(211)	(217)	544	(439)	105
Distressed	3,987	(7,482)	(3,495)	2,023	(12,170)	(10,147)
	3,981	(7,693)	(3,712)	2,567	(12,609)	(10,042)
ESS from PFSI	(642)	(501)	(1,143)	(1,009)	(1,002)	(2,011)
Deposits securing CRT arrangements	(649)	4,913	4,264	1,510	7,497	9,007
	(2,626)	16,061	13,435	2,871	28,475	31,346
Placement fees relating to custodial funds	—	5,985	5,985	—	10,036	10,036
Other	—	29	29	—	168	168
	(2,626)	22,075	19,449	2,871	38,679	41,550
Liabilities:
Assets sold under agreements to repurchase	3,805	11,751	15,556	2,333	25,566	27,899
Mortgage loan participation purchase and sale agreement	262	(257)	5	302	(38)	264
Exchangeable Notes	18	—	18	35	—	35
Notes payable	2,633	4,880	7,513	2,815	10,521	13,336
Asset-backed financing of a VIE at fair value	1,221	(465)	756	2,090	(362)	1,728
Assets sold to PFSI under agreement to repurchase	60	(266)	(206)	32	(418)	(386)
	7,999	15,643	23,642	7,607	35,269	42,876
Interest shortfall on repayments of loans serviced for Agency securitizations	—	1,802	1,802	—	2,480	2,480
Interest on mortgage loan impound deposits	—	387	387	—	398	398
	7,999	17,832	25,831	7,607	38,147	45,754
Net interest income	$(10,625)	$4,243	$(6,382)	$(4,736)	$532	$(4,204)

The decrease in net interest income during the quarter and six months ended June 30, 2019, as compared to the quarter and six months ended June 30, 2018, reflects a shift in our investments toward MBS and away from distressed assets along with increased financing of non-interest earning assets such as MSRs, CRT derivatives and deposits securing CRT arrangements.

Included in net interest income for the quarter and six months ended June 30, 2019 are $2.3 million and $9.8 million, respectively, compared to $3.5 million and $5.9 million, respectively, of incentives we recognized relating to a master repurchase agreement. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

During the quarter and six months ended June 30, 2019, we incurred interest expense totaling $65.9 million and $120.6 million, respectively, as compared to $40.1 million and $74.9 million, respectively, during the quarter and six months ended June 30, 2018. Our interest cost on interest-bearing liabilities was 3.76% and 3.61% for the quarter and six months ended June 30, 2019, respectively, and 3.32% and 3.23%, respectively, for the quarter and six months ended June 30, 2018. The increase in interest expense primarily reflects the growth in our balance sheet between December 31, 2017 and June 30, 2019.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2019, we recorded net gains of $2.1 million and $0.6 million, respectively, as compared to losses of $2.3 million and $5.5 million, respectively, for the same periods in 2018, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets. During the quarter ended June 30, 2019, we committed to liquidate our real estate held for investment. As the result of this commitment, we transferred $30.1 million of real estate held for investment to REO. Notwithstanding this transfer, REO balances have decreased from $162.9 million at December 31, 2017 to $97.8 million at June 30, 2019.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Proceeds from sales of REO	$14,271	$31,248	$31,171	$63,685
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	146	(5,308)	(3,415)	(10,667)
Gain on sale, net	1,929	3,011	4,010	5,144
	$2,075	$(2,297)	$595	$(5,523)
Number of properties sold	74	160	154	326
Average carrying value of REO	$83,299	$125,001	$82,374	$139,016
At period end:
Carrying value	$97,808	$109,271
Number of properties	495	360

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$29,590	$14,559	$57,164	$26,503
Loan servicing fees	11,568	9,431	22,138	20,450
Management fees	8,832	5,728	16,080	11,424
Loan origination	3,118	1,572	5,395	1,844
Compensation	1,771	2,220	3,740	3,488
Professional services	1,733	1,757	3,060	3,076
Loan collection and liquidation	1,247	1,923	2,831	4,152
Real estate held for investment	865	1,301	1,919	2,739
Other	4,307	2,214	7,455	4,864
	$63,031	$40,705	$119,782	$78,540

Expenses increased $22.3 million, or 55%, and $41.2 million, or 53%, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to increased fulfillment fees attributable to both increases in our production volume and to an increase in the average fulfillment fee rate we incurred during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The fee is calculated as a percentage of the UPB of the loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Fulfillment fee expense	$29,590	$14,559	$57,164	$26,503
UPB of loans fulfilled by PLS	$10,741,078	$5,396,370	$18,876,630	$9,622,001
Average fulfillment fee rate (in basis points)	28	27	30	28

The increase in loan fulfillment fees of $15.0 million and $30.7 million, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, combined with an increase in the average fulfillment fee rate charged by PFSI due to a decrease in discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$385	$245	$624	$423
Loans at fair value	617	1,206	1,080	4,325
MSRs	10,566	7,980	20,434	15,702
	$11,568	$9,431	$22,138	$20,450
Average investment in:
Loans acquired for sale at fair value	$2,053,214	$1,495,921	$1,845,847	$1,271,110
Loans at fair value:
Distressed	$96,727	$459,937	$105,818	$598,200
Held in a VIE	$286,188	$306,672	$287,965	$310,638
Average MSR portfolio UPB	$102,476,058	$76,806,051	$99,205,766	$75,246,468
MSR recapture income recognized included in Net loan servicing fees—from PennyMac Financial Services, Inc.	$1,015	$412	$1,649	$1,007

We incur mortgage loan servicing fees primarily in support of our MSR portfolio and investment in loans at fair value. Loan servicing fees increased by $2.1 million and $1.7 million, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018. The increase in loan servicing fees was due to growth in our portfolio of MSRs, partially offset by a reduction in the distressed loan portfolio resulting from continuing loan sales and liquidations throughout the periods presented.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Base	$6,839	$5,728	$12,948	$11,424
Performance incentive	1,993	—	3,132	—
	$8,832	$5,728	$16,080	$11,424
Average shareholders' equity amounts used to calculate management fee expense	$1,828,786	$1,531,702

Management fees increased by $3.1 million and $4.7 million, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to recognition of performance incentive fees, which are based on our profitability in relation to our common shareholders’ equity. The performance incentive fee reflects improvements in our return on common shareholders’ equity during 2019 as compared to 2018. The increase in the performance incentive fee was supplemented by an increase in the base management fee due to increases in our average shareholders’ equity as the result of common share issuances during the quarter and six months ended June 30, 2019.

Loan Collection and Liquidation

Loan collection and liquidation expenses decreased $0.7 million and $1.3 million, respectively, during the quarter and six months ended June 30, 2019, as compared to the same periods in 2018, due to the significant reductions in our portfolio of distressed loans as the result of our sales of such assets.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,276	$1,177	$2,512	$2,178
Safekeeping	999	(40)	1,735	320
Bank service charges	575	194	1,143	739
Technology	352	345	725	723
Insurance	322	337	602	642
Other	783	201	738	262
	$4,307	$2,214	$7,455	$4,864

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

Our effective tax rates were (32.6)% and (17.4)% for the quarter and six months ended June 30, 2019, respectively. Our TRS recognized a tax benefit of $11.0 million on a loss of $42.4 million while our consolidated pretax income was $33.4 million for the quarter ended June 30, 2019. For the same period in 2018, the TRS recognized tax expense of $5.7 million on income of $20.9 million while our consolidated pretax income was $42.3 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2019	2018
	(in thousands)
Assets
Cash	$77,676	$59,845
Investments:
Short-term	76,731	74,850
Mortgage-backed securities at fair value	2,600,357	2,610,422
Loans acquired for sale at fair value	2,477,267	1,643,957
Loans at fair value	358,570	408,305
ESS	194,156	216,110
Derivative and credit risk transfer strip assets	258,782	167,165
Firm commitment to purchase CRT securities	15,581	37,994
Real estate	97,808	128,791
MSRs	1,126,427	1,162,369
Deposits securing credit risk transfer arrangements	2,060,612	1,146,501
	9,266,291	7,596,464
Other	121,822	157,052
Total assets	$9,465,789	$7,813,361
Liabilities
Borrowings:
Short-term debt	$5,483,267	$5,081,691
Long-term debt	1,915,465	1,011,433
	7,398,732	6,093,124
Other	123,123	154,105
Total liabilities	7,521,855	6,247,229
Shareholders’ equity	1,943,934	1,566,132
Total liabilities and shareholders’ equity	$9,465,789	$7,813,361

Total assets increased by approximately $1.7 billion, or 21%, during the period from December 31, 2018 through June 30, 2019, primarily due to an increase in deposits securing credit risk transfer arrangements of $914.1 million and an $833.3 million increase in loans acquired for sale.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$10,217,164	$4,772,655	$19,504,796	$9,878,897
Government-insured or guaranteed-for sale to PLS	11,056,775	9,955,446	18,123,667	19,145,078
Jumbo	4,232	8,540	9,686	8,540
Home equity lines of credit	1,581	—	2,031	—
Commercial loans	—	—	—	7,263
	$21,279,752	$14,736,641	$37,640,180	$29,039,778

During the quarter and six months ended June 30, 2019, we purchased for sale $21.3 billion and $37.6 billion, respectively, in fair value of correspondent production loans as compared to $14.7 billion and $29.0 billion, respectively, in fair value of correspondent production loans during the quarter and six months ended June 30, 2018. Our ability to increase the level of correspondent production reflects the continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
			(in thousands)
Interest rate sensitive assets:
MSRs received in mortgage loan sales and purchased	$152,986	$65,408	$284,854	$131,954
MBS	81,202	314,219	81,202	814,792
ESS received pursuant to a recapture agreement	442	580	950	1,484
	234,630	380,207	367,006	948,230
Credit sensitive assets:
Credit risk transfer strips	56,804	—	56,804	—
Change in expected face amount of firm commitment to purchase credit risk transfer securities
Fair value	24,526	4,426	66,316	4,426
UPB of securities	(562,710)	57,824	(280,793)	57,824
	(538,184)	62,250	(214,477)	62,250
Deposits and commitments to fund deposits relating to CRT Agreements	933,370	80,208	933,370	192,483
	395,186	142,458	718,893	254,733
	$629,816	$522,665	$1,085,899	$1,202,963

Our acquisitions during the quarter and six months ended June 30, 2019 and 2018 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2019					December 31, 2018
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$2,081,206	$2,012,752	4.7	3.8%	2.8%	$2,075,337	$2,050,769	7.5	3.8%	3.5%
Freddie Mac	519,151	503,702	5.3	3.7%	2.9%	535,085	530,734	8.3	3.7%	3.5%
	$2,600,357	$2,516,454				$2,610,422	$2,581,503

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in CRT transactions and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	June 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Credit risk transfer strips	$62,479	$—
Derivative assets	124,033	123,987
Deposits securing CRT arrangements	2,060,612	1,146,501
Interest-only security payable at fair value	(26,356)	(36,011)
	$2,220,768	$1,234,477
UPB of loans subject to credit guarantee obligations	$50,426,791	$29,934,003
Collection status (in UPB):
Current	$49,937,374	$29,633,133
30—89 days delinquent	$372,805	$228,296
90—179 days delinquent	$60,318	$39,826
180 or more days delinquent	$4,618	$4,208
Foreclosure	$9,356	$5,180
Bankruptcy	$42,320	$23,360

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2019:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Cumulative defaults	$—	$2.2	$13.2	$20.0	$18.6	$54.0
Cumulative losses	$—	$0.2	$1.3	$2.0	$1.9	$5.4

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$417	$2,070	$1,583	$1,194	$352	$5,616
25 - 30%	460	2,105	1,589	1,193	371	5,718
30 - 35%	653	2,947	2,140	1,550	506	7,796
35 - 40%	862	3,724	2,571	1,740	617	9,514
40 - 45%	1,120	4,838	3,221	2,277	810	12,266
>45%	1,125	5,596	1,929	710	157	9,517
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Weighted average	38.0%	38.1%	36.2%	35.1%	35.3%	36.9%

	Year of origination
Origination FICO score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$35	$288	$101	$68	$38	$530
650 - 699	599	3,129	1,731	1,008	480	6,947
700 - 749	1,607	6,995	4,339	2,797	917	16,655
750 or greater	2,390	10,838	6,843	4,790	1,377	26,238
Not available	6	30	19	1	1	57
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Weighted average	746	745	747	750	743	746

	Year of origination
Origination LTV	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,305	$6,494	$3,950	$3,407	$1,029	$16,185
80-85%	1,081	5,359	3,596	2,225	713	12,974
85-90%	291	1,138	714	507	153	2,803
90-95%	620	2,571	1,683	997	361	6,232
95-100%	1,340	5,718	3,090	1,528	557	12,233
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Weighted average	84.3%	83.5%	83.1%	81.2%	82.0%	83.0%

	Year of origination
Current LTV (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,337	$11,855	$9,527	$7,898	$2,660	$34,277
80-85%	411	2,232	1,923	557	118	5,241
85-90%	747	3,421	1,228	162	23	5,581
90-95%	975	3,205	306	38	6	4,530
95-100%	158	527	40	6	2	733
>100%	9	40	9	3	4	65
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Weighted average	80.9%	79.0%	73.0%	66.4%	63.5%	74.6%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$721	$2,974	$1,735	$2,070	$566	$8,066
TX	268	1,282	918	957	416	3,841
FL	511	1,970	1,097	716	209	4,503
VA	159	924	687	674	291	2,735
MD	162	915	718	533	165	2,493
Other	2,816	13,215	7,878	3,714	1,166	28,789
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427

	Year of origination
Regional geographic concentration (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Midwest	$335	$1,706	$1,210	$731	$214	$4,196
Northeast	396	1,811	1,446	944	366	4,963
Southeast	1,618	7,079	4,213	2,525	857	16,292
Southwest	977	4,396	2,591	1,564	586	10,114
West	1,311	6,288	3,573	2,900	790	14,862
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,637	$21,256	$13,007	$8,645	$2,803	$50,348
90 - 179 Days	—	18	24	14	8	64
180+ Days	—	2	—	2	1	5
Foreclosure	—	4	2	3	1	10
	$4,637	$21,280	$13,033	$8,664	$2,813	$50,427
Bankruptcy	$1	$11	$12	$10	$9	$42

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold	$9,264,173	$3,871,871	$16,966,253	$7,082,349
Increase (decrease) in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold of committed transactions outstanding at period end	$(562,710)	$57,824	$(280,793)	$57,824
Deposits securing CRT arrangements	$933,370	$—	$933,370	$—

Fair value of firm commitment recognized in Net gain on loans acquired for sale	$20,396	$4,426	$39,996	$4,426
Gains recognized on firm commitment included in Net gain (loss) on investments	4,130	—	26,320	—
	$24,526	$4,426	$66,316	$4,426

	June 30, 2019	December 31, 2018
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$324,259	$605,052
Fair value of firm commitment	$15,581	$37,994
UPB of loans sold subject to firm commitment to purchase CRT securities related to such loans	$9,216,519	$16,392,300
Collection status (in UPB):
Current	$9,198,574	$16,329,044
30—89 days delinquent	$17,945	$61,035
90—179 days delinquent	$—	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$—	$—
Bankruptcy	$—	$1,258

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of the quarter ended June 30, 2019:

Original debt-to income ratio	June 30, 2019
(in millions)
<25%	$1,041
25 - 30%	1,053
30 - 35%	1,387
35 - 40%	1,701
40 - 45%	2,178
>45%	1,857
$9,217
Weighted average	37.0%

Origination FICO score	June 30, 2019
(in millions)
600 - 649	$105
650 - 699	1,014
700 - 749	2,906
750 or greater	5,122
Not available	70
$9,217
Weighted average	$745

Origination LTV	June 30, 2019
(in millions)
<80	$2,757
80-84	1,880
85-89	500
90-94	1,106
95-100	2,973
$9,217
Weighted average	84.4%

Current LTV (1)	June 30, 2019
(in millions)
<80	$4,270
80-84	725
85-89	1,076
90-94	2,331
95-100	809
>100%	5
$9,217
Weighted average	82.6%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

Geographic distribution	June 30, 2019
(in millions)
CA	$1,229
FL	834
TX	631
AZ	494
WA	408
Other	5,622
$9,217

Regional geographic concentration (1)	June 30, 2019
(in millions)
Midwest	$833
Northeast	702
Southeast	3,022
Southwest	2,225
West	2,434
$9,217

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	June 30, 2019
(in millions)
Delinquency
Current - 89 Days	$9,217
90 - 179 Days	—
180+ Days	—
Foreclosure	—
Bankruptcy	—
$9,217

Loans at Fair Value – Distressed

Following is a summary of the distribution of our portfolio of distressed loans at fair value:

	June 30, 2019						December 31, 2018
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$12,449	37%	3.09%	$18,225	45%	5.19%	$8,851	31%	3.37%	$36,472	41%	5.06%
80% - 99.99%	7,115	21%	2.52%	9,197	23%	5.26%	7,026	24%	2.63%	21,630	24%	5.41%
100% - 119.99%	3,905	12%	2.16%	5,599	14%	4.40%	4,464	16%	2.40%	16,781	19%	4.69%
120% or greater	10,421	30%	2.05%	7,562	18%	3.03%	8,465	29%	2.13%	14,043	16%	3.29%
	$33,890	100%	2.45%	$40,583	100%	4.41%	$28,806	100%	2.58%	$88,926	100%	4.54%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2019						December 31, 2018
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$7,199	21%	2.17%	$15,655	39%	4.72%	$8,273	29%	2.27%	$32,819	37%	5.21%
Florida	4,027	12%	2.05%	4,913	12%	4.78%	3,417	12%	1.98%	10,446	12%	4.77%
California	5,677	17%	2.78%	2,145	5%	2.74%	3,995	14%	3.08%	7,190	8%	4.17%
New Jersey	5,211	15%	2.30%	2,025	5%	2.73%	4,235	15%	2.31%	4,055	5%	3.71%
Massachusetts	1,367	4%	2.85%	3,401	8%	5.71%	855	3%	2.52%	5,667	6%	4.57%
Hawaii	459	1%	1.41%	3,630	9%	5.01%	—	—	—	6,605	7%	5.41%
Maryland	1,823	6%	2.35%	1,382	3%	6.17%	1,549	5%	2.53%	2,791	3%	3.81%
Other	8,127	24%	3.68%	7,432	19%	3.70%	6,482	22%	3.69%	19,353	22%	3.61%
	$33,890	100%	2.45%	$40,583	100%	4.41%	$28,806	100%	2.58%	$88,926	100%	4.54%

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	June 30, 2019		December 31, 2018
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$76,152	78%	$71,318	83%
Condominium/Townhome/Co-op	10,103	10%	9,060	11%
Planned unit development	11,553	12%	5,303	6%
	$97,808	100%	$85,681	100%

	June 30, 2019		December 31, 2018
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
Florida	$21,692	22%	$7,770	9%
New York	17,253	18%	20,068	23%
New Jersey	16,342	17%	17,060	20%
Illinois	8,208	8%	4,631	5%
Maryland	7,421	8%	3,583	4%
California	4,416	5%	11,829	14%
Other	22,476	23%	20,740	25%
	$97,808	100%	$85,681	100%

Cash Flows

Our cash flows for the six months ended June 30, 2019 and 2018 are summarized below:

	Six months ended June 30,
	2019	2018	Change
	(in thousands)
Operating activities	(915,047)	$(591,273)	$(323,774)
Investing activities	(655,631)	(409,493)	$(246,138)
Financing activities	1,588,509	986,154	$602,355
Net cash flows	$17,831	$(14,612)	$32,443

Our cash flows resulted in a net increase in cash of $17.8 million during the six months ended June 30, 2019, as discussed below.

Operating activities

Cash used in operating activities totaled $915.0 million during the six months ended June 30, 2019, as compared to cash used in operating activities of $591.3 million during the six months ended June 30, 2018. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2019	2018
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(1,099,972)	$(635,379)
Other	184,925	44,106
	$(915,047)	$(591,273)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented.

Investing activities

Net cash used in our investing activities was $655.6 million for the six months ended June 30, 2019, as compared to cash used in investing activities of $409.5 million for the six months ended June 30, 2018. The change for the six months ended June 30, 2019, as compared to the same period in 2018, is due to the large volume of sales of distressed loans during 2018 that did not recur during 2019.

Financing activities

Net cash provided by financing activities was $1.6 billion for the six months ended June 30, 2019, as compared to net cash provided by financing activities of $1.0 billion for the six months ended June 30, 2018. This change reflects the increased borrowings and the equity issuances made to finance growth in investment in CRT arrangements and our growth in our production of loans held for sale.

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

As of June 30, 2019 and December 31, 2018, we financed our investments in MBS, loans acquired for sale at fair value, loans at fair value, loans at fair value held by a VIE, MSRs, ESS, REO and CRT arrangements with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.81 and 3.89 at June 30, 2019 and December 31, 2018, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2019	2018	2019	2018
	(in thousands)
Average balance outstanding	$4,911,964	$3,462,865	$4,878,768	$3,271,453
Maximum daily balance outstanding	$6,225,700	$3,771,700	$6,414,651	$4,418,291
Ending balance	$5,364,551	$3,780,351

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $8.4 billion at June 30, 2019.

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to loans and REO under agreements to repurchase generally provide for terms of approximately one year.
•	The transactions relating to loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms ranging from two to five years.

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

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by FHFA for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential loans serviced.
•	A tangible net worth/total assets ratio greater than or equal to 6%.
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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2019, we had contractual obligations aggregating to $11.3 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE at fair value, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$3,190,712	$3,190,712	$—	$—	$—
Face amount of firm commitment to purchase CRT securities	324,259	324,259	—	—	—
Short‒term debt	5,484,131	5,484,131	—	—	—
Long‒term debt	1,914,676	250,000	—	1,376,635	288,041
Interest expense on long term debt (1)	400,665	93,696	151,436	67,637	87,896
Total	$11,314,443	$9,342,798	$151,436	$1,444,272	$375,937

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between June 30, 2019 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2019:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$505,706
JPMorgan Chase & Co.	284,058
Bank of America, N.A.	135,815
Citibank, N.A.	131,650
Deutsche Bank	29,402
Morgan Stanley Bank, N.A.	21,606
Mizuho Securities	14,611
BNP Paribas Corporate & Institutional Banking	8,999
Daiwa Capital Markets America Inc.	7,731
Royal Bank of Canada	3,540
$1,143,118

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of distressed loans, MSRs, ESS, CRT Agreements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. We believe that the fair values of our investment in distressed loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2019, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,609,283	$2,620,166	$2,618,289	$2,559,585	$2,532,001	$2,359,978
Change in fair value:
$	$8,926	$19,809	$17,932	$(40,772)	$(68,356)	$(240,379)
%	0.3%	0.8%	0.7%	(1.6)%	(2.6)%	(9.2)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2019, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,181,017	$1,153,077	$1,139,596	$1,113,560	$1,100,986	$1,076,680
Change in fair value:
$	$54,590	$26,650	$13,169	$(12,867)	$(25,441)	$(49,747)
%	4.9%	2.4%	1.2%	(1.1)%	(2.3)%	(4.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,260,822	$1,190,024	$1,157,392	$1,097,009	$1,069,033	$1,017,018
Change in fair value:
$	$134,395	$63,597	$30,965	$(29,417)	$(57,394)	$(109,409)
%	11.9%	5.7%	2.8%	(2.6)%	(5.1)%	(9.7)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,158,683	$1,142,555	$1,134,491	$1,118,363	$1,110,299	$1,094,171
Change in fair value:
$	$32,256	$16,128	$8,064	$(8,064)	$(16,128)	$(32,256)
%	2.9%	1.4%	0.7%	(0.7)%	(1.4)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2019, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$199,634	$196,858	$195,498	$192,831	$191,523	$188,957
Change in fair value:
$	$5,478	$2,703	$1,343	$(1,325)	$(2,633)	$(5,198)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$215,038	$204,136	$199,037	$189,478	$184,993	$176,558
Change in fair value:
$	$20,882	$9,980	$4,882	$(4,678)	$(9,163)	$(17,598)
%	10.8%	5.1%	2.5%	(2.4)%	(4.7)%	(9.1)%

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$2,296,871	$2,257,518	$2,238,296	$2,200,727	$2,182,367	$2,146,470
Change in fair value:
$	$77,505	$38,151	$18,929	$(18,640)	$(36,999)	$(72,897)
%	3.5%	1.7%	0.9%	(0.8)%	(1.7)%	(3.3)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT Agreements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$2,185,436	$2,202,383	$2,213,280	$2,223,187	$2,224,573	$2,224,643
Change in fair value:
$	$(34,074)	$(17,127)	$(6,229)	$3,677	$5,063	$5,133
%	(1.5)%	(0.8)%	(0.3)%	0.2%	0.2%	0.2%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$30,348	$22,838	$19,179	$12,043	$8,564	$1,777
Change in fair value:
$	$14,768	$7,258	$3,598	$(3,538)	$(7,017)	$(13,803)
%	94.8%	46.6%	23.1%	(22.7)%	(45.0)%	(88.6)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$8,579	$12,062	$14,267	$16,281	$16,606	$16,722
Change in fair value:
$	$(7,001)	$(3,518)	$(1,314)	$701	$1,025	$1,142
%	(44.9)%	(22.6)%	(8.4)%	4.5%	6.6%	7.3%

Loans at Fair Value

The following table summarizes the estimated change in fair value of our loans at fair value held by VIE as of June 30, 2019, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	100	200
	(dollar in thousands)
Fair value	$284,086	$284,185	$284,185	$283,871	$283,719	$282,815
Change in fair value:
$	$(11)	$88	$88	$(226)	$(378)	$(1,282)
%	—	—	—	(0.1)%	(0.1)%	(0.5)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2019, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2019.

There were no common share repurchases during the quarter ended June 30, 2019.

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

10.1

Amendment Number Six to the Amended and Restated Master Repurchase Agreement, dated as of May 15, 2019, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.

*

10.2

Amendment Number Seven to the Amended and Restated Master Repurchase Agreement, dated as of June 7, 2019, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.

*

10.3

Amendment Number Six to the Amended and Restated Master Repurchase Agreement, dated May 15, 2019, by and among PennyMac Corp., PenyMac Operating Partnership, L.P., PennyMac Loan Services, LLC and Citibank, N.A.

*

10.4

Amendment Number Seven to the Amended and Restated Master Repurchase Agreement, dated June 7, 2019, by and among PennyMac Corp., PenyMac Operating Partnership, L.P., PennyMac Loan Services, LLC and Citibank, N.A.

*

10.5	Amendment No. 7 to Master Repurchase Agreement, dated as of May 16, 2019, by an among PennyMac Operating Partnership, L.P., PennyMac Mortgage Investment Trust and Bank of America, N.A.	*

10.6	Amendment No. 8 to Master Repurchase Agreement, dated as of May 28, 2019, by an among PennyMac Operating Partnership, L.P., PennyMac Mortgage Investment Trust and Bank of America, N.A.	*

10.7

Amendment No. 16 to Mortgage Loan Participation Purchase and Sale Agreement, dated May 28, 2019, by and among PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Mortgage Investment Trust and Bank of America, N.A.

*

10.8	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of July 15, 2019, by and among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	*

10.9	Amendment No. 1 to Master Repurchase Agreement, dated as of July 23, 2019, by and among BNP Paribas, PennyMac Operating Partnership, L.P., PennyMac Corp. and PennyMac Mortgage Investment Trust.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 5, 2019	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2019	By:	/s/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)