Form 10-Q
period 2019-09-30
PennyMac Mortgage Investment Trust
filed 2019-11-01
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common Shares of Beneficial Interest, $0.01 par value	90,982,227

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2019	2018
	(in thousands, except share information)
ASSETS
Cash	$113,651	$59,845
Short-term investments at fair value	74,895	74,850
Mortgage-backed securities at fair value pledged to creditors	2,325,010	2,610,422
Loans acquired for sale at fair value ($3,918,040 and $1,621,879 pledged to creditors, respectively)	3,947,368	1,643,957
Loans at fair value ($289,442 and $399,266 pledged to creditors, respectively)	290,527	408,305
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	183,141	216,110
Derivative and credit risk transfer strip assets ($162,342 and $87,976 pledged to creditors, respectively)	274,444	167,165
Firm commitment to purchase credit risk transfer securities at fair value	54,734	37,994
Real estate acquired in settlement of loans ($51,291 and $40,198 pledged to creditors, respectively)	79,201	85,681
Real estate held for investment ($23,262 pledged to creditors at December 31, 2018)	—	43,110
Deposits securing credit risk transfer arrangements pledged to creditors	2,044,250	1,146,501
Mortgage servicing rights at fair value ($1,142,867 and $1,139,582 pledged to creditors, respectively)	1,162,714	1,162,369
Servicing advances	32,057	67,666
Due from PennyMac Financial Services, Inc.	4,993	4,077
Other	157,624	85,309
Total assets	$10,744,609	$7,813,361
LIABILITIES
Assets sold under agreements to repurchase	$6,355,476	$4,777,027
Mortgage loan participation purchase and sale agreements	—	178,639
Exchangeable senior notes	249,269	248,350
Notes payable	1,361,142	445,573
Asset-backed financing of a variable interest entity at fair value	261,209	276,499
Interest-only security payable at fair value	24,729	36,011
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	107,678	131,025
Derivative liabilities	9,160	5,914
Accounts payable and accrued liabilities	108,913	70,687
Due to PennyMac Financial Services, Inc.	39,744	33,464
Income taxes payable	—	36,526
Liability for losses under representations and warranties	7,678	7,514
Total liabilities	8,524,998	6,247,229

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 90,345,127 and 60,951,444 common shares, respectively	903	610
Additional paid-in capital	1,901,852	1,285,533
Retained earnings (accumulated deficit)	17,149	(19,718)
Total shareholders’ equity	2,219,611	1,566,132
Total liabilities and shareholders’ equity	$10,744,609	$7,813,361

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Loans at fair value	$275,172	$290,573
Derivative and credit risk transfer strip assets	188,951	123,987
Deposits securing credit risk transfer arrangements	2,044,250	1,146,501
Other—interest receivable	764	839
	$2,509,137	$1,561,900
LIABILITIES
Asset-backed financing at fair value	$261,209	$276,499
Interest-only security payable at fair value	24,729	36,011
Accounts payable and accrued liabilities—interest payable	764	839
	$286,702	$313,349

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Net investment income
Net gain (loss) on investments:
From nonaffiliates	$49,224	$7,977	$238,844	$24,233
From PennyMac Financial Services, Inc.	(3,435)	1,706	(10,208)	10,977
	45,789	9,683	228,636	35,210
Net gain on loans acquired for sale:
From nonaffiliates	45,054	22,121	95,472	33,358
From PennyMac Financial Services, Inc.	4,206	2,689	9,355	8,221
	49,260	24,810	104,827	41,579
Loan origination fees	25,470	12,424	56,038	28,311
Net loan servicing fees:
Loan servicing fees
From nonaffiliates
Contractually specified	76,377	49,864	204,568	147,262
Other	6,994	3,111	16,610	6,674
	83,371	52,975	221,178	153,936
Change in fair value of mortgage servicing rights	(79,680)	(9,142)	(303,805)	(27,369)
	3,691	43,833	(82,627)	126,567
From PennyMac Financial Services, Inc.	1,468	561	3,117	1,568
	5,159	44,394	(79,510)	128,135
Interest income:
From nonaffiliates	85,510	58,584	214,551	144,064
From PennyMac Financial Services, Inc.	2,291	3,740	8,124	11,584
	87,801	62,324	222,675	155,648
Interest expense:
To nonaffiliates	82,702	44,797	199,849	115,804
To PennyMac Financial Services, Inc.	1,527	1,812	5,015	5,686
	84,229	46,609	204,864	121,490
Net interest income	3,572	15,715	17,811	34,158
Results of real estate acquired in settlement of loans	702	(310)	1,297	(5,833)
Other	808	1,785	4,680	5,605
Net investment income	130,760	108,501	333,779	267,165
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	45,149	26,256	102,313	52,759
Loan servicing fees	12,964	10,071	35,102	30,521
Management fees	10,098	6,482	26,178	17,906
Loan origination	4,328	2,136	9,723	3,980
Compensation	1,644	1,924	5,384	5,412
Professional services	1,430	2,616	4,490	5,692
Loan collection and liquidation	1,551	2,747	4,382	6,899
Other	5,463	4,607	14,837	12,210
Total expenses	82,627	56,839	202,409	135,379
Income before (benefit from) provision for income taxes	48,133	51,662	131,370	131,786
(Benefit from) provision for income taxes	(21,867)	5,100	(36,390)	20,613
Net income	70,000	46,562	167,760	111,173
Dividends on preferred shares	6,234	6,235	18,703	18,703
Net income attributable to common shareholders	$63,766	$40,327	$149,057	$92,470
Earnings per common share
Basic	$0.75	$0.66	$2.00	$1.51
Diluted	$0.71	$0.62	$1.90	$1.44
Weighted average common shares outstanding
Basic	84,367	60,950	74,212	60,880
Diluted	92,834	69,417	82,679	69,347
Dividends declared per common share	$0.47	$0.47	$1.41	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	Retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at June 30, 2018	12,400	$299,707	60,951	$610	$1,282,971	$(37,801)	$1,545,487
Net income	—	—	—	—	—	46,562	46,562
Share-based compensation	—	—	—	—	1,566	—	1,566
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(28,816)	(28,816)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at September 30, 2018	12,400	$299,707	60,951	$610	$1,284,537	$(26,291)	$1,558,563
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934
Net income	—	—	—	—	—	70,000	70,000
Share-based compensation	—	—	1	—	1,316	—	1,316
Issuance of common shares	—	—	11,737	117	256,240	—	256,357
Issuance costs relating to common shares	—	—	—	—	(2,890)	—	(2,890)
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(42,870)	(42,870)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at September 30, 2019	12,400	$299,707	90,345	$903	$1,901,852	$17,149	$2,219,611

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	Retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	111,173	111,173
Share-based compensation	—	—	288	3	4,319	—	4,322
Dividends:
Common shares ($1.41 per share)	—	—	—	—	—	(86,451)	(86,451)
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at September 30, 2018	12,400	$299,707	60,951	$610	$1,284,537	$(26,291)	$1,558,563
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	167,760	167,760
Share-based compensation	—	—	241	2	1,746	—	1,748
Issuance of common shares	—	—	29,153	291	622,254	—	622,545
Issuance costs relating to common shares	—	—	—	—	(7,681)	—	(7,681)
Dividends:
Common shares ($1.41 per share)	—	—	—	—	—	(112,185)	(112,185)
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Balance at September 30, 2019	12,400	$299,707	90,345	$903	$1,901,852	$17,149	$2,219,611

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$167,760	$111,173
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investments	(228,636)	(35,210)
Net gain on loans acquired for sale at fair value	(104,827)	(41,579)
Change in fair value of mortgage servicing rights, net of hedging results	303,805	27,368
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(8,124)	(11,584)
Capitalization of interest and fees on loans at fair value	(2,109)	(6,543)
Amortization of debt issuance (premiums) and costs, net	(3,004)	(3,193)
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	14,141	2,731
Results of real estate acquired in settlement of loans	(1,297)	5,833
Share-based compensation expense	4,348	4,322
Reversal of contingent underwriting fees	(1,134)	—
Purchase of loans acquired for sale at fair value from nonaffiliates	(69,809,116)	(46,127,315)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(4,095,079)	(2,336,162)
Repurchase of loans subject to representation and warranties	(14,612)	(8,243)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	38,461,850	18,992,722
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	32,619,639	28,584,762
Settlement of repurchase agreement derivatives	19,317	5,626
Decrease in servicing advances	36,079	37,506
(Increase) decrease in due from PennyMac Financial Services, Inc.	(933)	1,769
Decrease (increase) in other assets	314,937	(31,419)
Increase in accounts payable and accrued liabilities	25,679	5,938
Increase in due to PennyMac Financial Services, Inc.	6,238	348
(Decrease) increase in income taxes payable	(36,526)	19,713
Net cash used in operating activities	(2,331,604)	(801,437)
Cash flows from investing activities
Net increase in short-term investments	(45)	(8,338)
Purchase of mortgage-backed securities at fair value	(609,569)	(1,316,200)
Sales and repayment of mortgage-backed securities at fair value	959,673	126,243
Repurchase of loans at fair value	(886)	—
Sale and repayment of loans at fair value	113,816	398,488
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	30,901	35,852
Settlement of firm commitment to purchase credit risk transfer securities	31,925	—
Net settlement of derivative financial instruments	(24,144)	1,300
Sale of real estate acquired in settlement of loans	61,465	84,645
Sale of mortgage servicing rights	—	100
Deposit of cash securing credit risk transfer arrangements	(933,370)	(96,446)
Distribution from credit risk transfer agreements	113,219	87,596
(Increase) decrease in margin deposits	(113,400)	4,617
Net cash used in investing activities	(370,415)	(682,143)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	95,477,103	60,463,168
Repurchase of assets sold under agreements to repurchase	(93,898,705)	(59,250,379)
Issuance of mortgage loan participation purchase and sale agreements	3,949,104	4,603,429
Repayment of mortgage loan participation purchase and sale agreements	(4,127,830)	(4,616,304)
Issuance of notes payable	933,730	450,000
Repayment of notes payable	(16,503)	—
Repayment of asset-backed financing of a variable interest entity at fair value	(25,381)	(16,721)
Sale of assets to PennyMac Financial Services, Inc. under agreements to repurchase	—	2,208
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(23,347)	(13,208)
Payment of debt issuance costs	(7,398)	(11,125)
Payment of dividends to preferred shareholders	(18,708)	(18,708)
Payment of dividends to common shareholders	(98,131)	(86,779)
Issuance of common shares	622,545	—
Payment of issuance costs related to common shares	(7,681)	—
Payment of vested share-based compensation withholdings	(2,600)	—
Payment of contingent underwriting fees payable	(373)	—
Repurchase of common shares	—	(10,719)
Net cash provided by financing activities	2,755,825	1,494,862
Net increase in cash	53,806	11,282
Cash at beginning of period	59,845	77,647
Cash at end of period	$113,651	$88,929

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent productions, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT strips, distressed loans, real estate acquired in settlement of loans (“REO”), real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread purchased from PFSI (“ESS”), Agency and senior non-Agency mortgage-backed securities (“MBS”) and the related interest rate hedging activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

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

Note 3—Accounting Development

Stock Compensation

The Company adopted the FASB’s Accounting Standard Update 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), effective January 1, 2019. ASU 2018-07 expands the scope of the Compensation—Stock Compensation topic of the ASC, which provides accounting guidance relating to share-based payments issued to employees, to include share-based payments issued to non-employees of the Manager and its affiliates for goods or services.

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

Note 4—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, MSRs and distressed loans. CRT arrangements and distressed loans are more sensitive to borrower creditworthiness than other mortgage investments such as traditional loans and MBS. MSRs are sensitive to changes in interest rate expectations.

Credit Risk

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the related loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk.

CRT Agreements are structured such that loans that reach a specific number of days delinquent will trigger losses chargeable to the CRT Agreements in proportion to the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

Unlike the Company’s investment in CRT Agreements before June 2018, the structure of its investment in CRT strips requires the Company to absorb incurred losses when the reference loans realize actual losses.

Note 6 – Loan Sales and Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans (“Recourse Obligations”); or

•

beginning in June 2018, entering into firm commitments to purchase CRT securities that absorb losses from defaults of such loans and, upon purchase of such securities, holding CRT strips representing an interest-only ownership interest that absorbs credit losses arising from such loans.

Fair Value Risk

The Company is exposed to market risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investment in MSRs and CRT arrangements, including its firm commitment to purchase CRT securities:

•

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourages increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

•

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loan fulfillment fees earned by PLS	$45,149	$26,256	$102,313	$52,759
UPB of loans fulfilled by PLS	$16,647,172	$7,517,883	$35,523,802	$17,139,884

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$4,206	$2,689	$9,355	$8,221
UPB of loans sold to PLS	$14,022,222	$8,916,654	$31,183,950	$27,404,022

Purchases of loans acquired for sale from PLS	$1,876,358	$908,525	$4,095,079	$2,336,162

Tax service fee paid to PLS	$4,222	$2,119	$9,567	$4,869

	September 30, 2019	December 31, 2018
	(in thousands)
Loans included in loans acquired for sale at fair value pending sale to PLS	$595,059	$86,308

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

The base servicing fee rates for distressed loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

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

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company has a small number of employees and limited infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in the performance of its servicing obligations.

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

PLS is also entitled to certain activity-based fees for distressed loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. PLS is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

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

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$507	$316	$1,131	$739
Loans at fair value	858	1,271	1,938	5,528
MSRs	11,599	8,484	32,033	24,254
	$12,964	$10,071	$35,102	$30,521
Average investment in:
Loans acquired for sale at fair value	$3,077,919	$1,833,232	$2,263,362	$1,460,547
Loans at fair value:
Distressed	$71,527	$417,487	$93,545	$537,300
Held in a VIE	$282,021	$299,415	$285,945	$306,856
Average MSR portfolio UPB	$111,459,832	$81,350,980	$103,407,919	$77,522,709
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$1,468	$561	$3,117	$1,568

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

Following is a summary of the management fees payable to PCM recorded by the Company:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Base management	$7,914	$5,799	$20,862	$17,223
Performance incentive	2,184	683	5,316	683
	$10,098	$6,482	$26,178	$17,906
Average shareholders' equity amounts used to calculate management fee expense	$2,101,646	$1,533,861

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,543	$1,210	$4,055	$3,387
Expenses incurred on the Company’s behalf, net	1,942	527	3,001	586
Compensation	120	120	360	360
	$3,605	$1,857	$7,416	$4,333
Payments and settlements during the period (1)	$68,191	$21,650	$111,411	$45,265

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$377	$499	$1,327	$1,983
Repayments and sales	$9,819	$11,543	$30,901	$35,852
Interest income	$2,291	$3,740	$8,124	$11,584
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$(3,864)	$1,109	$(11,519)	$9,026
Recapture income	429	597	1,311	1,951
	$(3,435)	$1,706	$(10,208)	$10,977

	September 30, 2019	December 31, 2018
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$183,141	$216,110

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2019 and December 31, 2018.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net change of assets sold under agreements to repurchase	$11,038	$5,454	$23,347	$11,000
Interest expense	$1,527	$1,812	$5,015	$5,686
Payment of conditional reimbursement to PCM	$—	$—	$219	$—

	September 30, 2019	December 31, 2018
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$107,678	$131,025
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$582	$801

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2019	December 31, 2018
	(in thousands)
Due from PFSI:
MSR recapture	$162	$179
Other	4,831	3,898
	$4,993	$4,077
Due to PFSI:
Fulfillment fees	$14,409	$10,006
Management fees	10,230	6,559
Correspondent production fees	5,501	2,071
Loan servicing fees	4,768	4,841
Allocated expenses and expenses paid by PFSI on PMT’s behalf	4,166	9,066
Conditional Reimbursement	582	801
Interest on Assets sold to PFSI under agreement to repurchase	88	120
	$39,744	$33,464

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash flows:
Proceeds from sales	$17,659,839	$8,435,791	$38,461,850	$18,992,722
Loan servicing fees received net of guarantee fees	$76,377	$49,864	$204,568	$147,262

The following table summarizes collection status information for loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	September 30, 2019	December 31, 2018
	(in thousands)
UPB of loans outstanding	$115,988,372	$91,982,335
UPB of delinquent loans:
30-89 days delinquent	$1,014,954	$614,668
90 or more days delinquent:
Not in foreclosure	$175,165	$142,871
In foreclosure	$64,596	$40,445
UPB of loans in bankruptcy	$120,444	$75,947
Custodial funds managed by the Company (1)	$3,018,131	$970,328

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

Consolidated VIEs

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

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

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sells loans subject to agreements that require the Company to purchase securities that absorb incurred credit losses on such loans. The Company has elected to account for the firm commitments to purchase such CRT securities at fair value. The Company recognizes these purchase commitments initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value are recognized in Net gain (loss) on investments. During the second quarter of 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the cash collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold under CRT arrangements	$14,168,884	$6,773,336	$31,135,137	$13,855,685

Investments in CRT arrangements:
Deposits securing CRT arrangements	$—	$18,558	$933,370	$96,446
Change in expected face amount of firm commitment to purchase CRT securities	523,074	236,875	242,281	294,698
Increase (decrease) in commitments to fund Deposits securing CRT arrangements resulting from sale of loans	—	(18,558)	—	96,037
	$523,074	$236,875	$1,175,651	$487,181

Investment income:
Net gain on investments:
Derivative and CRT strip assets:
Credit risk transfer strips
Realized	$16,082	$—	$16,082	$—
Valuation changes	5,089	—	10,764	—
	21,171	—	26,846	—
Derivative assets — CRT derivatives
Realized	19,303	23,367	61,516	64,907
Valuation changes	(4,530)	7,185	(4,484)	27,714
	14,773	30,552	57,032	92,621
Interest-only security payable at fair value	1,627	(3,083)	11,282	(4,105)
	37,571	27,469	95,160	88,516
Change in fair value of firm commitments to purchase CRT securities	13,289	2,012	39,609	2,012
Net gain on loans acquired for sale - Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	25,864	12,311	65,860	16,737
Interest income - Deposits securing CRT arrangements	11,193	3,190	25,798	8,788
	$87,917	$44,982	$226,427	$116,053

Payments made to settle losses on credit risk transfer arrangements	$1,671	$443	$3,447	$1,452

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$67,568	$—
CRT derivatives	121,383	123,987
	$188,951	$123,987
Firm commitment to purchase credit risk transfer securities at fair value	$54,734	$37,994
Deposits securing credit risk transfer arrangements	$2,044,250	$1,146,501
Interest-only security payable at fair value	$24,729	$36,011

CRT arrangements assets pledged to secure:
Assets sold under agreements to repurchase
Derivative and credit risk transfer strip assets
CRT strips	$67,568	$—
CRT derivatives	—	87,976
	$67,568	$87,976
Deposits securing CRT arrangements	$928,632	$1,146,501
Notes payable
Derivative assets and transfer strips — CRT derivatives	$94,774	$—
Deposits securing CRT arrangements	$1,115,618	$—

Face amount of firm commitment to purchase CRT securities	$847,333	$605,052

Funded credit risk transfer arrangements
UPB of loans	$46,059,256	$29,934,003
Collection status (UPB):
Delinquency
Current	$45,466,642	$29,633,133
30—89 days delinquent	$505,087	$228,296
90—180 days delinquent	$72,873	$39,826
180 or more days delinquent	$4,404	$4,208
Foreclosure	$10,250	$5,180
Bankruptcy	$50,597	$23,360

Firm commitment to purchase CRT securities
UPB of loans	$23,049,850	$16,392,300
Collection status (UPB):
Current	$22,971,613	$16,329,044
30—89 days delinquent	$76,251	$61,035
90—180 days delinquent	$1,859	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$127	$—
Bankruptcy	$1,361	$1,258

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1 issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The Company includes the balance of the loans held in the trust in Loans at fair value and the certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value in its consolidated balance sheets. The Company includes the interest earned on the loans held in the trust in Interest Income – from nonaffiliates and the interest paid to nonaffiliates in Interest Expense – to nonaffiliates in its consolidated income statements.

Following is a summary of the jumbo mortgage loan financing:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Interest income	$2,939	$3,066	$8,815	$8,837
Interest expense	$2,196	$2,740	$9,020	$7,836

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Loans at fair value	$275,172	$290,573
Asset-backed financing at fair value	$261,209	$276,499
Certificates retained at fair value	$13,963	$14,074

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,895	$—	$—	$74,895
Mortgage-backed securities at fair value	—	2,325,010	—	2,325,010
Loans acquired for sale at fair value	—	3,928,662	18,706	3,947,368
Loans at fair value	—	275,172	15,355	290,527
Excess servicing spread purchased from PFSI	—	—	183,141	183,141
Derivative and credit risk transfer strip assets:
Credit risk transfer strips	—	—	67,568	67,568
CRT derivatives	—	—	121,383	121,383
Interest rate lock commitments	—	—	10,666	10,666
Repurchase agreement derivatives	—	—	5,275	5,275
Forward purchase contracts	—	13,241	—	13,241
Forward sale contracts	—	8,690	—	8,690
MBS put options	—	7,835	—	7,835
Swap futures	—	2,143	—	2,143
Call options on interest rate futures	2,302	—	—	2,302
Put options on interest rate futures	7,133	—	—	7,133
Total derivative and credit risk transfer strip assets before netting	9,435	31,909	204,892	246,236
Netting	—	—	—	28,208
Total derivative and credit risk transfer strip assets after netting	9,435	31,909	204,892	274,444
Firm commitment to purchase credit risk transfer securities at fair value	—	—	54,734	54,734
Mortgage servicing rights at fair value	—	—	1,162,714	1,162,714
	$84,330	$6,560,753	$1,639,542	$8,312,833
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$261,209	$—	$261,209
Interest-only security payable at fair value	—	—	24,729	24,729
Derivative liabilities:
Interest rate lock commitments	—	—	6,288	6,288
Forward purchase contracts	—	25,544	—	25,544
Forward sales contracts	—	16,586	—	16,586
Total derivative liabilities before netting	—	42,130	6,288	48,418
Netting	—	—	—	(39,258)
Total derivative liabilities after netting	—	42,130	6,288	9,160
	$—	$303,339	$31,017	$295,098

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,850	$—	$—	$74,850
Mortgage-backed securities at fair value	—	2,610,422	—	2,610,422
Loans acquired for sale at fair value	—	1,626,483	17,474	1,643,957
Loans at fair value	—	290,573	117,732	408,305
Excess servicing spread purchased from PFSI	—	—	216,110	216,110
Derivative assets:
CRT derivatives	—	—	123,987	123,987
Interest rate lock commitments	—	—	12,162	12,162
Repurchase agreement derivatives	—	—	14,511	14,511
Forward purchase contracts	—	14,845	—	14,845
Forward sale contracts	—	13	—	13
MBS put options	—	218	—	218
MBS call options	—	945	—	945
Call options on interest rate futures	5,137	—	—	5,137
Put options on interest rate futures	178	—	—	178
Total derivative assets before netting	5,315	16,021	150,660	171,996
Netting	—	—	—	(4,831)
Total derivative assets after netting	5,315	16,021	150,660	167,165
Firm commitment to purchase credit risk transfer securities at fair value	—	—	37,994	37,994
Mortgage servicing rights at fair value	—	—	1,162,369	1,162,369
	$80,165	$4,543,499	$1,702,339	$6,321,172
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$276,499	$—	$276,499
Interest-only security payable at fair value	—	—	36,011	36,011
Derivative liabilities:
Interest rate lock commitments	—	—	174	174
Forward purchase contracts	—	43	—	43
Forward sales contracts	—	29,273	—	29,273
Total derivative liabilities before netting	—	29,316	174	29,490
Netting	—	—	—	(23,576)
Total derivative liabilities after netting	—	29,316	174	5,914
	$—	$305,815	$36,185	$318,424

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended September 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$62,479	$124,033	$13,614	$12,046	$15,581	$1,126,427	$1,636,997
Purchases and issuances	10,211	—	—	—	—	34,617	760	—	—	45,588
Repayments and sales	(5,717)	(56,968)	(9,819)	(16,082)	(17,423)	—	(7,750)	—	—	(113,759)
Capitalization of interest and fees	—	181	2,291	—	—	—	—	—	—	2,472
Capitalization of advances	—	97	—	—	—	—	—	—	—	97
ESS received pursuant to a recapture agreement with PFSI	—	—	377	—	—	—	—	—	—	377
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	25,864	249,888	275,752
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	24	(1,178)	(3,864)	21,171	14,773	13,054	219	13,289	(213,601)	(156,113)
	24	(1,178)	(3,864)	21,171	14,773	13,054	219	13,289	(213,601)	(156,113)
Transfers:
Loans to REO	—	(1,250)	—	—	—	—	—	—	—	(1,250)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	—	(56,907)	—	—	—	(56,907)
Balance, September 30, 2019	$18,706	$15,355	$183,141	$67,568	$121,383	$4,378	$5,275	$54,734	$1,162,714	$1,633,254
Changes in fair value recognized during the period relating to assets still held at September 30, 2019	$(29)	$(3,379)	$(3,864)	$5,089	$(4,530)	$4,378	$—	$13,289	$(213,601)	$(202,647)

(1)	For the purpose of this table, the interest rate lock commitment (“IRLC”) asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2019
(in thousands)
Interest-only security payable:
Balance, June 30, 2019	$26,356
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(1,627)
(1,627)
Balance, September 30, 2019	$24,729
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2019	$(1,627)

	Quarter ended September 30, 2018
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT derivatives	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2018	$6,540	$447,473	$229,470	$2,807	$119,169	$6,912	$4,426	$1,010,507	$1,827,304
Purchases and issuances	2,640	—	—	(3,699)	—	5,671	—	—	4,612
Repayments and sales	(2,481)	(98,622)	(11,543)	—	(23,367)	(3,131)	—	(100)	(139,244)
Capitalization of interest	—	2,297	3,740	—	—	—	—	—	6,037
Capitalization of advances	—	1,373	—	—	—	—	—	—	1,373
ESS received pursuant to a recapture agreement with PFSI	—	—	499	—	—	—	—	—	499
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	12,311	96,383	108,694
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	4,407	—	—	—	—	—	—	4,407
Other factors	(324)	(7,458)	1,109	(4,001)	30,552	(37)	2,012	2,951	24,804
	(324)	(3,051)	1,109	(4,001)	30,552	(37)	2,012	2,951	29,211
Transfers:
Loans to REO	—	(8,476)	—	—	—	—	—	—	(8,476)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	722	—	—	—	—	—	—	—	722
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	3,792	—	—	—	—	3,792
Balance, September 30, 2018	$7,097	$340,994	$223,275	$(1,101)	$126,354	$9,415	$18,749	$1,109,741	$1,834,524
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2018	$(257)	$(6,711)	$1,109	$(1,101)	$7,185	$—	$2,012	$2,951	$5,188

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2018
(in thousands)
Interest-only security payable:
Balance, June 30, 2018	$7,652
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	1,169
1,169
Balance, September 30, 2018	$8,821
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2018	$1,169

	Nine months ended September 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$—	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	17,290	1,077	—	—	—	48,938	10,057	—	—	77,362
Repayments and sales	(17,736)	(88,372)	(30,901)	(16,082)	(59,636)	—	(19,317)	(31,925)	—	(263,969)
Capitalization of interest and fees	—	2,109	8,124	—	—	—	—	—	—	10,233
Capitalization of advances	—	1,248	—	—	—	—	—	—	—	1,248
ESS received pursuant to a recapture agreement with PFSI	—	—	1,327	—	—	—	—	—	—	1,327
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	65,860	534,742	600,602
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	869	(9,881)	(11,519)	26,846	57,032	72,378	24	39,609	(534,397)	(359,039)
	869	(6,144)	(11,519)	26,846	57,032	72,378	24	39,609	(534,397)	(355,302)
Transfers:
Loans to REO	—	(12,295)	—	—	—	—	—	—	—	(12,295)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	56,804	—	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	—	—	(128,926)	—	—	—	(128,926)
Balance, September 30, 2019	$18,706	$15,355	$183,141	$67,568	$121,383	$4,378	$5,275	$54,734	$1,162,714	$1,633,254
Changes in fair value recognized during the period relating to assets still held at September 30, 2019	$57	$(6,670)	$(11,519)	$10,764	$(4,484)	$4,378	$—	$39,609	$(534,397)	$(502,262)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(11,282)
(11,282)
Balance, September 30, 2019	$24,729
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2019	$(11,282)

	Nine months ended September 30, 2018
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT derivatives	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	4,632	98,640	3,748	—	864,494	1,984,616
Purchases and issuances	8,243	—	—	2,140	—	11,411	—	—	21,794
Repayments and sales	(10,441)	(381,646)	(35,852)	—	(64,907)	(5,626)	—	(100)	(498,572)
Capitalization of interest	—	6,543	11,584	—	—	—	—	—	18,127
Capitalization of advances	—	4,733	—	—	—	—	—	—	4,733
ESS received pursuant to a recapture agreement with PFSI	—	—	1,983	—	—	—	—	—	1,983
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	16,737	228,337	245,074
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	6,864	—	—	—	—	—	—	6,864
Other factors	(176)	(24,566)	9,026	(28,571)	92,621	(118)	2,012	17,010	67,238
	(176)	(17,702)	9,026	(28,571)	92,621	(118)	2,012	17,010	74,102
Transfers:
Loans to REO	—	(39,367)	—	—	—	—	—	—	(39,367)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	1,336	—	—	—	—	—	—	—	1,336
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	20,698	—	—	—	—	20,698
Balance, September 30, 2018	$7,097	$340,994	$223,275	$(1,101)	$126,354	$9,415	$18,749	$1,109,741	$1,834,524
Changes in fair value recognized during the period relating to assets still held at September 30, 2018	$(330)	$(18,170)	$9,026	$(1,101)	$27,714	$77	$2,012	$17,010	$36,238

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2018
(in thousands)
Interest-only security payable:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	1,751
1,751
Balance, September 30, 2018	$8,821
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2018	$1,751

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	September 30, 2019			December 31, 2018
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$3,946,654	$3,822,741	$123,913	$1,643,465	$1,580,504	$62,961
90 or more days delinquent:
Not in foreclosure	163	213	(50)	492	492	—
In foreclosure	551	688	(137)	—	—	—
	714	901	(187)	492	492	—
	$3,947,368	$3,823,642	$123,726	$1,643,957	$1,580,996	$62,961
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$274,470	$266,139	$8,331	$290,573	$294,617	$(4,044)
90 or more days delinquent:
Not in foreclosure	702	812	(110)	—	—	—
In foreclosure	—	—	—	—	—	—
	702	812	(110)	—	—	—
	275,172	266,951	8,221	290,573	294,617	(4,044)
Distressed loans at fair value:
Current through 89 days delinquent	4,021	8,068	(4,047)	28,806	43,043	(14,237)
90 or more days delinquent:
Not in foreclosure	2,197	4,352	(2,155)	37,288	71,732	(34,444)
In foreclosure	9,137	21,000	(11,863)	51,638	86,259	(34,621)
	11,334	25,352	(14,018)	88,926	157,991	(69,065)
	15,355	33,420	(18,065)	117,732	201,034	(83,302)
	$290,527	$300,371	$(9,844)	$408,305	$495,651	$(87,346)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2019
	Net gain (loss) on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	13,450	—	—	(2,359)	11,091
Credit risk transfer strips	21,171	—	—	—	21,171
Loans acquired for sale at fair value	—	54,819	—	—	54,819
Loans at fair value	1,458	—	—	484	1,942
ESS at fair value	(3,864)	—	—	2,291	(1,573)
Firm commitment to purchase credit risk transfer securities at fair value	13,289	25,864	—	—	39,153
MSRs at fair value	—	—	(213,601)	—	(213,601)
	$45,504	$80,683	$(213,601)	$416	$(86,998)
Liabilities:
Interest-only security payable at fair value	$1,627	$—	$—	$—	$1,627
Asset-backed financing of a VIE at fair value	(2,988)	—	—	99	(2,889)
	$(1,361)	$—	$—	$99	$(1,262)

	Quarter ended September 30, 2018
	Net gain (loss) on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(19,030)	—	—	(1,229)	(20,259)
Loans acquired for sale at fair value	—	751	—	—	751
Loans at fair value	(6,681)	—	—	2,458	(4,223)
ESS at fair value	1,109	—	—	3,740	4,849
Firm commitment to purchase credit risk transfer securities at fair value	2,012	12,311	—	—	14,323
MSRs at fair value	—	—	2,951	—	2,951
	$(22,590)	$13,062	$2,951	$4,969	$(1,608)
Liabilities:
Interest-only security payable	$(1,169)	$—	$—	$—	$(1,169)
Asset-backed financing of a VIE at fair value	3,516	—	—	(201)	3,315
	$2,347	$—	$—	$(201)	$2,146

	Nine months ended September 30, 2019
	Net gain (loss) on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	77,820	—	—	(13,128)	64,692
Credit risk transfer strips	26,846	—	—	—	26,846
Loans acquired for sale at fair value	—	147,412	—	—	147,412
Loans at fair value	3,436	—	—	2,762	6,198
ESS at fair value	(11,519)	—	—	8,124	(3,395)
Firm commitment to purchase credit risk transfer securities at fair value	39,609	65,860	—	—	105,469
MSRs at fair value	—	—	(534,397)	—	(534,397)
	$136,192	$213,272	$(534,397)	$(2,242)	$(187,175)
Liabilities:
Interest-only security payable at fair value	$11,282	$—	$—	$—	$11,282
Asset-backed financing of a VIE at fair value	(8,186)	—	—	(1,905)	(10,091)
	$3,096	$—	$—	$(1,905)	$1,191

	Nine months ended September 30, 2018
	Net gain (loss) on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(50,288)	—	—	(2,623)	(52,911)
Loans acquired for sale at fair value	—	(27,397)	—	—	(27,397)
Loans at fair value	(29,694)	—	—	6,509	(23,185)
ESS at fair value	9,026	—	—	11,584	20,610
Firm commitment to purchase credit risk transfer securities at fair value	2,012	16,737	—	—	18,749
MSRs at fair value	—	—	17,010	—	17,010
	$(68,944)	$(10,660)	$17,010	$15,470	$(47,124)
Liabilities:
Interest-only security payable at fair value	$(1,751)	$—	$—	$—	$(1,751)
Asset-backed financing of a VIE at fair value	12,658	—	—	(74)	12,584
	$10,907	$—	$—	$(74)	$10,833

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis — Real estate acquired in settlement of loans

Following is a summary of the carrying value of REO that was re-measured based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019	$—	$—	$29,219	$29,219
December 31, 2018	$—	$—	$24,515	$24,515

The following table summarizes the fair value changes recognized during the period on REO held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Real estate asset acquired in settlement of loans	$(1,785)	$(2,285)	$(2,392)	$(6,209)

The Company remeasures its REO based on fair value when it evaluates the REO for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. The initial carrying value of the REO is measured at cost as indicated by the fair value of the loan immediately before REO acquisition. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

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

Following are the fair values of the Exchangeable senior notes and Notes payable:

		September 30, 2019		December 31, 2018
Instrument	Source of fair value	Carrying value	Fair value	Carrying value	Fair value
		(in thousands)
Exchangeable senior notes	Broker indications	$249,269	$251,238	$248,350	$247,172
Notes payable	Broker indications	$1,361,142	$1,368,718	$445,573	$444,403

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures. The fair value of the Company’s IRLCs is developed by PFSI’s Capital Markets Risk Management staff and is reviewed by the PFSI’s Capital Markets Operations group.

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•

Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale at fair value and all of the loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. For loans acquired for sale, the fair values are established using the loans’ contracted price or quoted market price or market price equivalent. For the loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants.

•	Loans that are not saleable into active markets, comprised primarily of distressed loans, are categorized as “Level 3” fair value assets and:
•

before September 30, 2019, the distressed loans’ fair values were estimated using a discounted cash flow approach. Inputs to the discounted cash flow model included current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

•

beginning September 30,2019, the Company changed its discounted cash flow approach and the inputs to the model. Distressed loan fair values are now estimated based on the expected resolution to be realized from the individual assets' disposition strategies. When a cash flow projection is utilized to determine the resolution, those cash flows are discounted at an annual rate up to 20%. The Company changed its approach to valuation of distressed loans during the quarter ended September 30, 2019 because it substantially liquidated its investment in distressed loans during the quarter. The Company concluded that the small number of remaining assets are most accurately valued on an individual basis.

Before September 30, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s loans at fair value were discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of loans at fair value are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” loans at fair value:

December 31, 2018
Carrying value (in thousands)	$117,732
Key inputs (1)
Discount rate
Range	2.8% – 19.6%
Weighted average	12.0%
Twelve-month projected housing price index change
Range	3.1% – 3.7%
Weighted average	3.4%
Voluntary prepayment speed (2)
Range	0.9% – 8.3%
Weighted average	3.2%
Total prepayment speed (3)
Range	8.3% – 22.0%
Weighted average	18.3%

(1)	Weighted-average inputs are based on fair value amounts of the loans.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument-specific credit risk were measured by the effect on fair value of the change in the respective loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date.

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

Following are the key inputs used in determining the fair value of ESS:

	September 30, 2019	December 31, 2018
Carrying value (in thousands)	$183,141	$216,110
UPB of underlying loans (in thousands)	$20,794,571	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	3.0% – 3.3%	2.8% - 3.2%
Weighted average	3.2%	3.1%
Annual total prepayment speed (3)
Range	8.9% – 15.0%	8.2% - 29.5%
Weighted average	11.7%	9.7%
Life (in years)
Range	2.8 - 7.1	1.6 - 7.6
Weighted average	5.9	6.8

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”) swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total CPR.

Derivative and Credit Risk Transfer Strip Assets

Derivative Assets

CRT Agreements

The Company categorizes CRT derivatives as “Level 3” fair value assets. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the Deposits securing CRT arrangements, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing CRT arrangements from the indications of fair value of the certificates provided by the nonaffiliated brokers. The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach.

The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	September 30, 2019	December 31, 2018
Carrying value (in thousands)
CRT derivatives	$121,383	$123,987
Deposits securing CRT arrangements	$1,115,618	$1,146,501
Key inputs (1)
Discount rate
Range	4.9% – 5.4%	6.6% – 7.5%
Weighted average	5.3%	7.3%
Voluntary prepayment speed (2)
Range	19.1% – 21.0%	9.0% – 10.6%
Weighted average	20.5%	9.9%
Involuntary prepayment speed (3)
Range	0.2% – 0.3%	0.2% – 0.2%
Weighted average	0.3%	0.2%
Remaining loss expectation (4)
Range	0.1% – 0.1%	0.1% – 0.2%
Weighted average	0.1%	0.2%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the mortgage loan will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the mortgage loan.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2019	December 31, 2018
Carrying value (in thousands) (1)	$4,378	$11,988
Key inputs (2)
Pull-through rate
Range	39.9% – 100%	45.4% - 100%
Weighted average	92.3%	91.8%
MSR fair value expressed as
Servicing fee multiple
Range	2.0 - 6.0	2.4 - 5.6
Weighted average	4.7	4.3
Percentage of UPB
Range	0.5% – 2.3%	0.6% - 3.6%
Weighted average	1.4%	2.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Repurchase Agreement Derivatives

The Company had a master repurchase agreement that included incentives for financing loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for reporting purposes and are reported separately from the repurchase agreements. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets.

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% and 97.0% at September 30, 2019 and December 31, 2018, respectively. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income.

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

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the CRT strips and the deposits securing the CRT arrangements. The Company applies adjustments to these indications of fair value due to contractual restrictions limiting PMT’s ability to sell the certificates. Fair value of the CRT strips is derived by deducting the balance of the deposits securing the CRT arrangements from the adjusted indications of fair value of the certificates provided by the nonaffiliated brokers.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

September 30, 2019
Carrying value (in thousands)
CRT strips	$67,568
Deposits securing CRT arrangements	$928,632
Key inputs (1)
Discount rate	6.6%
Voluntary prepayment speed (2)	25.3%
Involuntary prepayment speed (3)	0.1%
Remaining loss expectation (4)	0.1%

(1)	Weighted average inputs are based on the UPB of the reference loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

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

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

	September 30, 2019	December 31, 2018
Carrying value (in thousands)	$54,734	$37,994
UPB of loans in the reference pools (in thousands)	$23,049,850	$16,392,300
Key inputs (1)
Discount rate	6.2%	7.9%
Voluntary prepayment speed (2)	17.3%	12.4%
Involuntary prepayment speed (3)	0.1%	0.1%
Remaining loss expectation (4)	0.1%	0.1%

(1)	Weighted average inputs are based on the UPB of the reference loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment and default rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(MSR recognized and UPB of underlying loan amounts in thousands)
MSR recognized	$249,888	$96,383	$534,742	$228,337
Key inputs (1)
UPB of underlying loans	$17,308,797	$8,290,310	$37,640,484	$18,687,615
Weighted average annual servicing fee rate (in basis points)	33	25	32	26
Pricing spread (2)
Range	5.6% – 9.8%	7.3% – 12.9%	5.6% – 9.9%	7.3% – 12.9%
Weighted average	5.6%	7.3%	5.8%	7.4%
Prepayment speed (3)
Range	9.4% – 26.1%	3.5% – 34.6%	8.7% – 26.1%	3.2% – 34.6%
Weighted average	13.1%	10.6%	12.5%	9.6%
Life (in years)
Range	3.1 – 6.6	2.3 - 11.7	3.1 – 6.9	2.3 - 11.9
Weighted average	6.2	7.3	6.4	7.7
Annual per-loan cost of servicing
Range	$78 – $78	$77 - $79	$78 – $78	$77 - $79
Weighted average	$78	$79	$78	$79

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2019	December 31, 2018
	(Carrying value, UPB of underlying loans and effect on fair value amounts in thousands)
Carrying value	$1,162,714	$1,162,369
UPB of underlying loans	$116,371,603	$92,410,226
Weighted average annual servicing fee rate (in basis points)	28	25
Weighted average note interest rate	4.3%	4.2%
Key inputs (1):
Pricing spread (2)
Range	5.9% – 11.1%	5.7% – 10.7%
Weighted average	5.9%	5.8%
Effect on fair value of:
5% adverse change	$(12,355)	$(13,872)
10% adverse change	$(24,439)	$(27,428)
20% adverse change	$(47,825)	$(53,626)
Prepayment speed (3)
Range	11.8% – 35.7%	8.1% – 27.1%
Weighted average	16.0%	9.8%
Life (in years)
Range	2.2 – 5.2	2.7 - 7.3
Weighted average	5.1	7.1
Effect on fair value of:
5% adverse change	$(33,031)	$(21,661)
10% adverse change	$(64,269)	$(42,458)
20% adverse change	$(121,884)	$(81,660)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78
Weighted average	$78	$78
Effect on fair value of:
5% adverse change	$(7,965)	$(8,298)
10% adverse change	$(15,931)	$(16,597)
20% adverse change	$(31,861)	$(33,194)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$2,600,357	$1,698,322	$2,610,422	$989,461
Purchases	528,367	501,408	609,569	1,316,200
Sales	(704,178)	—	(704,178)	—
Repayments	(110,627)	(52,964)	(255,495)	(126,243)
Changes in fair value included in income arising from:
Amortization of premiums	(2,359)	(1,229)	(13,128)	(2,623)
Valuation adjustments	13,450	(19,030)	77,820	(50,288)
	11,091	(20,259)	64,692	(52,911)
Balance at end of period	$2,325,010	$2,126,507	$2,325,010	$2,126,507

Following is a summary of the Company’s investment in MBS:

	September 30, 2019				December 31, 2018
Agency: (1)	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$1,708,697	$23,841	$33,709	$1,766,247	$2,050,769	$39,488	$(14,920)	$2,075,337
Freddie Mac	543,281	5,559	9,923	558,763	530,734	6,702	(2,351)	535,085
	$2,251,978	$29,400	$43,632	$2,325,010	$2,581,503	$46,190	$(17,271)	$2,610,422

(1)

All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at both September 30, 2019 and December 31, 2018.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2019	December 31, 2018
	(in thousands)
Agency-eligible	$3,320,005	$1,495,954
Held for sale to PLS — Government insured or guaranteed	595,059	86,308
Jumbo	13,598	44,221
Commercial real estate	2,736	8,559
Home equity lines of credit	3,482	—
Repurchased pursuant to representations and warranties	12,488	8,915
	$3,947,368	$1,643,957
Loans pledged to secure:
Assets sold under agreements to repurchase	$3,918,040	$1,436,437
Mortgage loan participation purchase and sale agreements	—	185,442
	$3,918,040	$1,621,879

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

Following is a summary of the distribution of the Company’s loans at fair value:

	September 30, 2019		December 31, 2018
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$275,172	$266,139	$290,573	$294,617
Distressed loans:
Nonperforming	11,334	25,352	88,926	157,991
Performing	4,021	8,068	28,806	43,043
	15,355	33,420	117,732	201,034
	$290,527	$299,559	$408,305	$495,651
Loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$14,270		$108,693
Asset-backed financing of a VIE at fair value	275,172		290,573
	$289,442		$399,266

Note 11—Derivative Activities and Credit Risk Transfer Strips

Derivative and credit risk transfer assets are summarized below:

	September 30, 2019	December 31, 2018
	(in thousands)
Credit risk transfer strips	$67,568	$—
Derivative assets	206,876	167,165
	$274,444	$167,165

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips

September 30, 2019
Credit risk transfer strips contractually restricted from sale (1)	(in thousands)
Through June 13, 2020	$24,763
To maturity	42,805
$67,568
CRT strips pledged to secure Assets sold under agreements to repurchase	$67,568

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, for specified periods from the date of issuance without the approval of Fannie Mae.

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
•

CRT Agreements whereby the Company retains a Recourse Obligation relating to certain loans it sells into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans; and

•

Derivatives that were embedded in a master repurchase agreement that provided for the Company to receive interest expense offsets if it financed loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk relating to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•

The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of MBS, IRLCs and mortgage loans acquired for sale to decrease.

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

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
CRT derivatives	26,509,554	$121,383	$—	29,934,003	$123,987	$—
Interest rate lock commitments	4,941,874	10,666	6,288	1,688,516	12,162	174
Repurchase agreement derivatives		5,275	—		14,511	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	9,368,939	13,241	25,544	3,072,223	14,845	43
Forward sale contracts	10,131,727	8,690	16,586	4,595,241	13	29,273
MBS put options	7,350,000	7,835	—	2,550,000	218	—
MBS call options	—	—	—	500,000	945	—
Call options on interest rate futures	785,000	2,302	—	512,500	5,137	—
Put options on interest rate futures	3,625,000	7,133	—	1,102,500	178	—
Swap futures	2,997,000	2,143	—	—	—	—
Bond futures	427,000	—	—	815,000	—	—
Total derivative instruments before netting		178,668	48,418		171,996	29,490
Netting		28,208	(39,258)		(4,831)	(23,576)
		$206,876	$9,160		$167,165	$5,914
Margin deposits placed with derivatives counterparties, net		$67,465			$18,744
Derivative assets pledged to secure:
Notes payable		$94,774			$—
Assets Sold Under Agreements to Repurchase		$—			$87,976

The following tables summarize the notional amount activity for derivative contracts used for hedging purposes.

	Quarter ended September 30, 2019
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	12,858,356	82,180,633	(85,670,050)	9,368,939
Forward sales contracts	9,101,624	108,395,576	(107,365,473)	10,131,727
MBS put options	9,050,000	18,100,000	(19,800,000)	7,350,000
MBS call options	2,350,000	2,350,000	(4,700,000)	—
Call options on interest rate futures	2,413,500	9,598,500	(11,227,000)	785,000
Put options on interest rate futures	2,111,200	14,061,200	(12,547,400)	3,625,000
Swap futures	400,000	2,599,970	(2,970)	2,997,000
Bond futures	920,000	8,230,100	(8,723,100)	427,000

	Quarter ended September 30, 2018
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	2,628,934	26,864,290	(26,143,099)	3,350,125
Forward sales contracts	3,793,355	36,205,542	(34,873,970)	5,124,927
MBS put options	1,550,000	1,050,000	—	2,600,000
MBS call options	—	750,000	—	750,000
Call options on interest rate futures	50,000	200,000	(250,000)	—
Put options on interest rate futures	600,000	1,300,000	(1,800,000)	100,000
Bond futures	815,000	2,205,000	(2,205,000)	815,000
Eurodollar future sale contracts	35,000	5,000	(10,000)	30,000

	Nine months ended September 30, 2019
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	3,072,223	170,410,969	(164,114,253)	9,368,939
Forward sales contracts	4,595,241	216,219,234	(210,682,748)	10,131,727
MBS put options	2,550,000	42,600,000	(37,800,000)	7,350,000
MBS call options	500,000	13,200,000	(13,700,000)	—
Call options on interest rate futures	512,500	19,004,500	(18,732,000)	785,000
Put options on interest rate futures	1,102,500	23,037,400	(20,514,900)	3,625,000
Swap futures	—	2,999,970	(2,970)	2,997,000
Bond futures	815,000	16,190,600	(16,578,600)	427,000

	Nine months ended September 30, 2018
	Notional amount,			Notional amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	1,996,235	67,406,528	(66,052,638)	3,350,125
Forward sales contracts	2,565,271	88,131,417	(85,571,761)	5,124,927
MBS put options	2,375,000	9,625,000	(9,400,000)	2,600,000
MBS call options	—	750,000	—	750,000
Call options on interest rate futures	—	525,000	(525,000)	—
Put options on interest rate futures	550,000	11,700,000	(12,150,000)	100,000
Swap futures	275,000	—	(275,000)	—
Bond futures	—	3,020,000	(2,205,000)	815,000
Eurodollar future sale contracts	937,000	119,597	(1,026,597)	30,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of September 30, 2019 and December 31, 2018, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	September 30, 2019			December 31, 2018
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT derivatives	$121,383	$—	$121,383	$123,987	$—	$123,987
Interest rate lock commitments	10,666	—	10,666	12,162	—	12,162
Repurchase agreement derivatives	5,275	—	5,275	14,511	—	14,511
	137,324	—	137,324	150,660	—	150,660
Subject to master netting arrangements:
Forward purchase contracts	13,241	—	13,241	14,845	—	14,845
Forward sale contracts	8,690	—	8,690	13	—	13
MBS put options	7,835	—	7,835	218	—	218
MBS call options	—	—	—	945	—	945
Call options on interest rate futures	2,302	—	2,302	5,137	—	5,137
Put options on interest rate futures	7,133	—	7,133	178	—	178
Swap futures	2,143	—	2,143	—	—	—
Netting	—	28,208	28,208	—	(4,831)	(4,831)
	41,344	28,208	69,552	21,336	(4,831)	16,505
	$178,668	$28,208	$206,876	$171,996	$(4,831)	$167,165

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	September 30, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$121,383	$—	$—	$121,383	$123,987	$—	$—	$123,987
Interest rate lock commitments	10,666	—	—	10,666	12,162	—	—	12,162
J.P. Morgan Securities LLC	19,287	—	—	19,287	107			107
Citigroup Global Markets Inc.	14,124	—	—	14,124	971	—	—	971
RJ O’Brien & Associates, LLC	9,435	—	—	9,435	5,315	—	—	5,315
Morgan Stanley & Co. LLC	8,076	—	—	8,076	243	—	—	243
Barclays Capital Inc.	7,126	—	—	7,126	—	—	—	—
Bank of America, N.A.	6,930	—	—	6,930	—	—	—	—
Deutsche Bank Securities LLC	5,275	—	—	5,275	14,511	—	—	14,511
Wells Fargo Securities, LLC	1,676	—	—	1,676	2,800	—	—	2,800
Federal National Mortgage Association	58	—	—	58	5,619	—	—	5,619
Other	2,840	—	—	2,840	1,450	—	—	1,450
	$206,876	$—	$—	$206,876	$167,165	$—	$—	$167,165

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2019			December 31, 2018
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements — Interest rate lock commitments	$6,288	$—	$6,288	$174	$—	$174
Subject to master netting arrangements:
Forward purchase contracts	25,544	—	25,544	43	—	43
Forward sales contracts	16,586	—	16,586	29,273	—	29,273
Netting	—	(39,258)	(39,258)	—	(23,576)	(23,576)
	42,130	(39,258)	2,872	29,316	(23,576)	5,740
	48,418	(39,258)	9,160	29,490	(23,576)	5,914
Assets sold under agreements to repurchase:
UPB	6,355,842	—	6,355,842	4,777,486	—	4,777,486
Unamortized debt issuance costs	(366)	—	(366)	(459)	—	(459)
	6,355,476	—	6,355,476	4,777,027	—	4,777,027
	$6,403,894	$(39,258)	$6,364,636	$4,806,517	$(23,576)	$4,782,941

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

	September 30, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$6,288	$—	$—	$6,288	$174	$—	$—	$174
J.P. Morgan Securities LLC	2,229,874	(2,229,874)	—	—	1,441,934	(1,441,934)	—	—
Bank of America, N.A.	1,540,874	(1,540,874)	—	—	1,307,923	(1,307,584)	—	339
Morgan Stanley & Co. LLC	686,111	(686,111)	—	—	105,366	(105,366)	—	—
Credit Suisse Securities (USA) LLC	534,340	(533,889)	—	451	512,662	(512,662)	—	—
Daiwa Capital Markets	430,667	(430,401)	—	266	254,332	(254,332)	—	—
Mizuho Securities	393,850	(392,884)	—	966	270,708	(270,708)	—	—
Citigroup Global Markets Inc.	284,636	(284,636)	—	—	99,626	(98,644)	—	982
BNP Paribas	152,266	(151,588)	—	678	162,636	(162,357)	—	279
RBC Capital Markets, L.P.	105,585	(105,585)	—	—	57,795	(57,795)	—	—
Deutsche Bank Securities LLC	—	—	—	—	495,974	(495,974)	—	—
Wells Fargo Securities, LLC	—	—	—	—	70,130	(70,130)	—	—
Other	511	—	—	511	4,140	—	—	4,140
	$6,365,002	$(6,355,842)	$—	$9,160	$4,783,400	$(4,777,486)	$—	$5,914

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2019	2018	2019	2018
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale	$47,671	$(7,700)	$121,316	$(26,431)
CRT derivatives	Net gain (loss) on investments	$14,773	$30,552	$57,032	$92,621
Repurchase agreement derivatives	Interest expense	$219	$(37)	$24	$(118)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(21,737)	$15,584	$(100,326)	$56,818
Mortgage servicing rights	Net loan servicing fees	$133,921	$(12,093)	$230,592	$(44,378)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$(13,556)	$691	$31,005	$1,029

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$97,808	$109,271	$85,681	$162,865
Transfers:
From loans at fair value and advances	10,985	7,508	23,256	26,229
From real estate held for investment (1)	—	1,112	30,432	1,112
To real estate held for investment	—	(1,016)	—	(4,123)
Results of REO:
Valuation adjustments, net	(2,546)	(3,323)	(5,961)	(13,990)
Gain on sale, net	3,248	3,013	7,258	8,157
	702	(310)	1,297	(5,833)
Sales	(30,294)	(20,960)	(61,465)	(84,645)
Balance at end of period	$79,201	$95,605	$79,201	$95,605

	September 30, 2019	December 31, 2018
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$51,291	$1,939
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	—	38,259
	$51,291	$40,198

(1)	During the quarter ended June 30, 2019, the Company committed to liquidate its real estate held for investment and transferred its holdings to real estate acquired in settlement of loans.

Note 13—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$1,126,427	$1,010,507	$1,162,369	$91,459
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	—	—	773,035
Balance after reclassification	1,126,427	1,010,507	1,162,369	864,494
Sales	—	(100)	—	(100)
MSRs resulting from loan sales	249,888	96,383	534,742	228,337
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(157,928)	33,004	(391,323)	101,699
Other changes in fair value (2)	(55,673)	(30,053)	(143,074)	(84,689)
	(213,601)	2,951	(534,397)	17,010
Balance at end of period	$1,162,714	$1,109,741	$1,162,714	$1,109,741

	September 30, 2019	December 31, 2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$1,142,867	$1,139,582

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Contractually-specified servicing fees	$76,377	$49,864	$204,568	$147,262
Ancillary and other fees:
Late charges	488	252	1,158	685
Other	6,506	2,859	15,452	5,989
	$83,371	$52,975	$221,178	$153,936

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.25%	3.19%	3.35%	3.12%
Average balance	$5,773,934	$4,072,301	$5,180,436	$3,573,805
Total interest expense (2)	$48,595	$29,725	$126,194	$79,705
Maximum daily amount outstanding	$6,694,496	$5,091,893	$6,893,551	$5,677,797

(1)

Excludes the effect of amortization of net debt issuance cost and premium of $692,000 and $5.5 million for the quarter and nine months ended September 30, 2019, respectively, and net debt issuance cost of $3.1 million and $4.8 million for the quarter and nine months ended September 30, 2018, respectively.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter and nine months ended September 30, 2019, and 2018 includes recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter and nine months ended September 30, 2019, the Company recognized $979,000 and $10.8 million, respectively, in such incentives as reductions of Interest expense, as compared to $5.0 million and $11.0 million, respectively, during the quarter and nine months ended September 30, 2018. The master repurchase agreement expired on August 21, 2019.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,355,842	$4,777,486
Unamortized debt issuance costs, net	(366)	(459)
	$6,355,476	$4,777,027
Weighted average interest rate	3.23%	3.38%
Available borrowing capacity (1):
Committed	$140,518	$783,415
Uncommitted	1,925,811	2,325,246
	$2,066,329	$3,108,661
Margin deposits placed with counterparties included in Other assets	$35,835	$43,676
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,325,010	$2,610,422
Loans acquired for sale at fair value	$3,918,040	$1,436,437
Loans at fair value	$14,270	$108,693
CRT strips	$67,568	$—
CRT derivatives	$—	$87,976
Real estate acquired in settlement of loans	$51,291	$40,198
Real estate held for investment	$—	$23,262
MSRs (2)	$998,405	$1,139,582
Deposits securing CRT arrangements	$928,632	$1,146,501

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at September 30, 2019	Unpaid principal balance
(in thousands)
Within 30 days	$4,603,076
Over 30 to 90 days	105,585
Over 90 days to 180 days	—
Over 180 days to one year	1,647,181
$6,355,842
Weighted average maturity (in months)	2.9

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2019:

Loans, REO and MSRs sold under agreements to repurchase

		Weighted average
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$305,735	December 18, 2019	December 20, 2020
Credit Suisse First Boston Mortgage Capital LLC	$351,057	April 24, 2020	April 24, 2020
JPMorgan Chase & Co.	$52,041	October 11, 2019	October 11, 2019
Citibank, N.A.	$134,388	August 4, 2020	August 4, 2020
Bank of America, N.A.	$64,084	October 28, 2019	October 28, 2019
Morgan Stanley	$37,876	August 21, 2020	August 21, 2020
BNP Paribas	$8,682	December 15, 2019	July 31, 2020
Royal Bank of Canada	$5,246	November 29, 2019	November 29, 2019

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$45,095	October 23, 2019
Bank of America, N.A.	$27,408	October 15, 2019
Daiwa Capital Markets America Inc.	$16,283	October 17, 2019
Mizuho Securities	$13,700	October 11, 2019

CRT Arrangements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$231,152	October 4, 2019

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.38%	3.39%	3.58%	3.21%
Average balance	$40,391	$78,806	$43,648	$51,687
Total interest expense	$374	$739	$1,296	$1,396
Maximum daily amount outstanding	$95,719	$258,983	$207,065	$258,983

(1)

Excludes the effect of amortization of debt issuance costs of $25,000 and $112,000 for the quarter and nine months ended September 30, 2019, respectively, and $65,000 and $141,000, respectively, for the same periods in 2018.

December 31, 2018
(dollars in thousands)
Carrying value:
Amount outstanding	$178,726
Unamortized debt issuance costs	(87)
$178,639
Weighted average interest rate	3.77%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$185,442

Note 16—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of September 30, 2019, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends for certain quarters exceeding the quarterly dividend threshold amount of $0.57 per share, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Average balance	$250,000	$250,000	$250,000	$250,000
Total interest expense	$3,670	$3,652	$10,997	$10,945

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(731)	(1,650)
	$249,269	$248,350

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

Following is a summary of financial information relating to the notes payable:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	4.71%	4.53%	4.76%	4.58%
Average balance	$1,373,018	$445,149	$908,783	$251,052
Total interest expense	$17,052	$5,351	$34,351	$9,032
Maximum daily amount outstanding	$1,376,634	$445,318	$1,379,504	$445,318

(1)

Excludes the effect of amortization of debt issuance costs of $538,000 and $1.5 million for the quarter and nine months ended September 30, 2019, respectively, and $255,000 and $426,000 for the quarter and nine months ended September 30, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,367,227	$450,000
Unamortized debt issuance costs	(6,085)	(4,427)
	$1,361,142	$445,573
Weighted average interest rate	4.77%	4.86%
Assets securing notes payable:
MSRs (1)	$1,142,867	$1,139,582
CRT Agreements:
Deposits securing CRT arrangements	$1,115,618	$—
Derivative assets	$94,774	$—

(1)	Beneficial interests in Fannie Mae MSRs are pledged as collateral both Assets sold under agreements to repurchase and Notes payable.

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$267,961	$285,284	$271,964	$292,770
Total interest expense	$2,196	$2,740	$9,020	$7,836
Weighted average interest rate	3.35%	3.52%	3.45%	3.51%

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$261,209	$276,499
UPB	$256,540	$281,922
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE at fair value is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$7,728	$7,625	$7,514	$8,678
Provision for losses:
Pursuant to loan sales	1,040	636	2,473	1,724
Reduction in liability due to change in estimate	(1,057)	(848)	(2,181)	(3,030)
(Losses incurred) recoveries, net	(33)	—	(128)	41
Balance, end of period	$7,678	$7,413	$7,678	$7,413
UPB of loans subject to representations and warranties at end of quarter	$109,113,773	$83,370,583

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2019
(in thousands)
Commitments to purchase loans acquired for sale	$4,941,874
Face amount of firm commitment to purchase credit risk transfer securities	$847,333

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
						Quarter		Nine months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2019	2018	2019	2018
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.53	$1.53
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

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

The Series A and Series B Preferred Shares will not be redeemable before March 15, 2024 and June 15, 2024, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date.

The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, the Company completed the following underwritten offerings of common shares:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
February 14, 2019	7,000	$20.70	$144,880	$142,870
May 9, 2019	8,127	$21.15	171,877	169,590
August 8, 2019	9,200	$21.75	200,100	197,773
	24,327		$516,857	$510,233

“At-The-Market” (ATM) Equity Offering Program

On March 14, 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
January 1, 2019 – March 31, 2019	221	$20.76	$4,588	$4,542
April 1, 2019 – June 30, 2019	2,068	$21.68	$44,844	$44,395
July 1, 2019 – September 30, 2019	2,537	$22.17	$56,256	$55,694
	4,826		$105,688	$104,631

At September 30, 2019, the Company had approximately $94.3 million of common shares available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Nine months ended	Cumulative
	September 30, 2018	total (1)
	(in thousands)
Common shares repurchased	671	14,731
Cost of common shares repurchased	$10,719	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through September 30, 2019.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 5—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $75,000 during the nine months ended September 30, 2019.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made payments under the Reimbursement Agreement totaling $20,000 and $372,000 during the quarter and nine months ended September 30, 2019. During the nine months ended September 30, 2019, certain of the IPO underwriters waived their rights to approximately $1.1 million of conditional underwriting fees. The Company recorded the reduction of conditional underwriting fees in Other income during the nine months ended September 30, 2019.

Note 22— Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$13,450	$(19,030)	$77,820	$(50,288)
Loans at fair value:
Held in a VIE	2,636	(3,630)	9,580	(11,992)
Distressed	(1,178)	(3,051)	(6,144)	(17,702)
CRT arrangements	37,571	27,469	95,160	88,516
Firm commitment to purchase CRT securities	13,289	2,012	39,609	2,012
Asset-backed financing of a VIE at fair value	(2,988)	3,516	(8,186)	12,658
Hedging derivatives	(13,556)	691	31,005	1,029
	49,224	7,977	238,844	24,233
From PFSI—ESS	(3,435)	1,706	(10,208)	10,977
	$45,789	$9,683	$228,636	$35,210

Note 23—Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(211,051)	$(104,475)	$(407,213)	$(272,496)
Hedging activities	(56,544)	24,659	(106,914)	63,047
	(267,595)	(79,816)	(514,127)	(209,449)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	25,864	12,311	65,860	16,737
Receipt of MSRs in mortgage loan sale transactions	249,888	96,383	534,742	228,337
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(1,040)	(636)	(2,473)	(1,724)
Reduction in liability due to change in estimate	1,057	848	2,181	3,030
	17	212	(292)	1,306
Change in fair value of financial instruments held at end of period:
IRLCs	(9,236)	(3,907)	(7,610)	(5,733)
Loans	11,309	6,013	10,311	8,389
Hedging derivatives	34,807	(9,075)	6,588	(6,229)
	36,880	(6,969)	9,289	(3,573)
	312,649	101,937	609,599	242,807
Total from nonaffiliates	45,054	22,121	95,472	33,358
From PFSI—cash gain	4,206	2,689	9,355	8,221
	$49,260	$24,810	$104,827	$41,579

Note 24— Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$76,377	$49,864	$204,568	$147,262
Other	6,994	3,111	16,610	6,674
Effect of MSRs fair value changes:
Realization of cashflows	(55,673)	(30,053)	(143,074)	(84,690)
Market changes	(157,928)	33,004	(391,323)	101,699
	(213,601)	2,951	(534,397)	17,009
Gains (losses) on hedging derivatives	133,921	(12,093)	230,592	(44,378)
	(79,680)	(9,142)	(303,805)	(27,369)
Net servicing fees from non-affiliates	3,691	43,833	(82,627)	126,567
From PFSI—MSR recapture income	1,468	561	3,117	1,568
Net loan servicing fees	$5,159	$44,394	$(79,510)	$128,135
Average servicing portfolio UPB	$111,459,832	$81,350,980	$103,407,919	$77,522,709

(1)	Consists of contractually specified servicing fees, net of Agency guarantee fees.

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$1,305	$385	$3,216	$656
Mortgage-backed securities	18,986	15,903	55,896	37,127
Loans acquired for sale at fair value	33,350	22,591	79,698	51,874
Loans at fair value:
Held in a VIE	2,939	3,066	8,815	8,837
Distressed	879	5,245	3,572	18,086
Deposits securing CRT arrangements	11,193	3,190	25,798	8,788
Placement fees relating to custodial funds	16,661	7,979	36,936	18,218
Other	197	225	620	478
	85,510	58,584	214,551	144,064
From PFSI—ESS	2,291	3,740	8,124	11,584
	87,801	62,324	222,675	155,648
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	48,595	29,725	126,194	79,705
Mortgage loan participation purchase and sale agreements	374	739	1,296	1,396
Exchangeable Notes	3,670	3,652	10,997	10,945
Notes payable	17,052	5,351	34,351	9,032
Asset-backed financings of a VIE at fair value	2,196	2,740	9,020	7,836
Interest shortfall on repayments of loans serviced for Agency securitizations	9,807	1,897	15,683	5,294
Interest on mortgage loan impound deposits	1,008	693	2,308	1,596
	82,702	44,797	199,849	115,804
To PFSI—Assets sold under agreement to repurchase	1,527	1,812	5,015	5,686
	84,229	46,609	204,864	121,490
Net interest income	$3,572	$15,715	$17,811	$34,158

(1)

In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter and nine months ended September 30, 2019, the Company recognized $979,000 and $10.8 million, respectively, in such incentives as reductions of Interest expense, as compared to $5.0 million and $11.0 million, respectively, during the quarter and nine months ended September 30, 2018. The master repurchase agreement expired on August 21, 2019.

Note 26—Share-Based Compensation Plans

The PennyMac Mortgage Investment Trust 2019 Equity Investment Plan (the “2019 Plan”) was adopted and approved by the Company’s shareholders in June 2019. The PennyMac Mortgage Investment Trust 2009 Equity Investment Plan (the “2009 Plan”) expired on July 24, 2019; however, there are outstanding equity awards under the 2009 Plan that remain subject to the terms of such plan.

The Company’s share-based compensation activity is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Grants:
Restricted share units	—	—	96	129
Performance share units	—	—	116	116
Total share units granted	—	—	212	245
Grant date fair value:
Restricted share units granted	$—	$—	$1,978	$2,281
Performance share units granted	—	—	2,380	1,542
Total grant date value of share units granted	$—	$—	$4,358	$3,823
Vestings:
Restricted share units	1	1	227	261
Performance share units	—	—	141	28
Total share units vested	1	1	368	289
Forfeitures:
Restricted share units	—	2	—	2
Performance share units	1	—	1	—
Total share units forfeited	1	2	1	2
Compensation expense relating to share-based grants	$1,316	$1,566	$4,348	$4,322

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,543	$1,210	$4,055	$3,387
Safekeeping	1,633	801	3,368	1,121
Bank service charges	690	215	1,833	954
Technology	418	291	1,143	1,014
Insurance	309	274	911	915
Other	870	1,816	3,527	4,819
	$5,463	$4,607	$14,837	$12,210

Note 28—Income Taxes

The Company’s effective tax rates were (45.4)% and (27.7)% for the quarter and nine months ended September 30, 2019, respectively.  The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $22.3 million on pretax loss of $111.4 million while the Company’s consolidated pretax income was $48.1 million for the quarter ended September 30, 2019. For the same period in 2018, the Company’s TRS recognized tax expense of $4.8 million on a pretax income of $17.7 million, while the Company’s consolidated pretax income was $51.7 million. The relative value between the tax benefit or expense at the TRS and the Company’s consolidated pretax income generally drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction.

Based on the Company’s evaluation, a deferred tax valuation allowance was established against the TRS net deferred tax assets in the amount of $7.0 million.  In its evaluation the Company considered, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  Valuation allowances are established based on the consideration of all available evidence using a more-likely-than-not standard.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands except per share amounts)
Net income	$70,000	$46,562	$167,760	$111,173
Dividends on preferred shares	(6,234)	(6,235)	(18,703)	(18,703)
Effect of participating securities—share-based compensation awards	(165)	(236)	(476)	(541)
Net income attributable to common shareholders	$63,601	$40,091	$148,581	$91,929

Net income attributable to common shareholders	$63,601	$40,091	$148,581	$91,929
Interest on Exchangeable Notes, net of income taxes	2,716	2,661	8,138	7,973
Diluted net income attributable to common shareholders	$66,317	$42,752	$156,719	$99,902
Weighted average basic shares outstanding	84,367	60,950	74,212	60,880
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,467	8,467
Diluted weighted average number of shares outstanding	92,834	69,417	82,679	69,347
Basic earnings per share	$0.75	$0.66	$2.00	$1.51
Diluted earnings per share	$0.71	$0.62	$1.90	$1.44

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Shares issuable under share-based compensation plan	133	361	149	403

Note 30—Segments

The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent productions, and corporate:

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$51,515	$(5,726)	$—	$—	$45,789
Net gain on loans acquired for sale (1)	10,522	—	38,738	—	49,260
Net loan servicing fees	—	5,159	—	—	5,159
Net interest income (expense):					—
Interest income	12,421	41,494	33,244	642	87,801
Interest expense	(20,916)	(37,777)	(25,536)	—	(84,229)
	(8,495)	3,717	7,708	642	3,572
Other	1,453	—	25,522	5	26,980
	54,995	3,150	71,968	647	130,760
Expenses:
Loan fulfillment and servicing fees payable to PFSI	855	12,109	45,149	—	58,113
Management fees	—	—	—	10,098	10,098
Other	2,277	1,142	5,035	5,962	14,416
	3,132	13,251	50,184	16,060	82,627
Pretax income (loss)	$51,863	$(10,101)	$21,784	$(15,413)	$48,133
Total assets at quarter end	$2,419,222	$4,069,205	$4,065,039	$191,143	$10,744,609

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $15.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the quarter ended September 30, 2019.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2018	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$26,293	$(16,610)	$—	$—	$9,683
Net gain on loans acquired for sale	12,314	—	12,496	—	24,810
Net loan servicing fees	5	44,389	—	—	44,394
Net interest income (expense):					—
Interest income	8,675	30,573	22,465	611	62,324
Interest expense	(8,792)	(25,109)	(12,708)	—	(46,609)
	(117)	5,464	9,757	611	15,715
Other	1,457	—	12,442	—	13,899
	39,952	33,243	34,695	611	108,501
Expenses:
Loan fulfillment and servicing fees payable to PFSI	1,271	8,800	26,256	—	36,327
Management fees	—	—	—	6,482	6,482
Other	5,619	344	2,485	5,582	14,030
	6,890	9,144	28,741	12,064	56,839
Pretax income (loss)	$33,062	$24,099	$5,954	$(11,453)	$51,662
Total assets at quarter end	$1,348,750	$3,822,572	$1,976,188	$120,068	$7,267,578

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$130,704	$97,932	$—	$—	$228,636
Net gain on loans acquired for sale (1)	33,066	—	71,761	—	104,827
Net loan servicing fees	—	(79,510)	—	—	(79,510)
Net interest income (expense):					—
Interest income	30,321	111,436	79,398	1,520	222,675
Interest expense	(46,928)	(105,845)	(52,091)	—	(204,864)
	(16,607)	5,591	27,307	1,520	17,811
Other	4,731	—	56,138	1,146	62,015
	151,894	24,013	155,206	2,666	333,779
Expenses:
Loan fulfillment and servicing fees payable to PFSI	1,936	33,166	102,313	—	137,415
Management fees	—	—	—	26,178	26,178
Other	6,708	2,043	11,322	18,743	38,816
	8,644	35,209	113,635	44,921	202,409
Pretax income (loss)	$143,250	$(11,196)	$41,571	$(42,255)	$131,370
Total assets at period end	$2,419,222	$4,069,205	$4,065,039	$191,143	$10,744,609

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $33.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the nine months ended September 30, 2019.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2018	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$72,744	$(37,534)	$—	$—	$35,210
Net gain on loans acquired for sale	16,769	—	24,810	—	41,579
Net loan servicing fees	29	128,106	—	—	128,135
Net interest income (expense):					—
Interest income	27,634	75,423	51,456	1,135	155,648
Interest expense	(28,899)	(62,552)	(30,039)	—	(121,490)
	(1,265)	12,871	21,417	1,135	34,158
Other	(351)	—	28,410	24	28,083
	87,926	103,443	74,637	1,159	267,165
Expenses:
Loan fulfillment and servicing fees payable to PFSI	5,529	24,992	52,759	—	83,280
Management fees	—	—	—	17,906	17,906
Other	13,077	166	4,778	16,172	34,193
	18,606	25,158	57,537	34,078	135,379
Pretax income (loss)	$69,320	$78,285	$17,100	$(32,919)	$131,786
Total assets at period end	$1,348,750	$3,822,572	$1,976,188	$120,068	$7,267,578

Note 31—Supplemental Cash Flow Information

	Nine months ended September 30,
	2019	2018
	(in thousands)
Payments:
Income tax, net	$136	$900
Interest	$206,024	$124,332
Cumulative effect on accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$—	$14,361
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$23,256	$26,229
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$—	$4,123
Transfer from real estate held for investment to real estate acquired in settlement of loans	$30,432	$1,112
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$534,742	$228,337
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$1,327	$1,983
Capitalization of servicing advances pursuant to mortgage loan modifications	$1,248	$4,734
Transfer of firm commitment to purchase CRT securities to investment securities	$56,804	$—
Non-cash financing activities:
Dividends declared, not paid	$42,870	$28,817

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

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2019	$444,451	$303,967	6%	6%	$115,398	$39,884
December 31, 2018	$528,506	$238,915	11%	6%	$58,144	$31,678

(1)	Calculated in accordance with the Agencies’ requirements.

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

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On October 16, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-3R ("2019-3R Trust"), issued an aggregate principal amount of $375 million in secured term notes (the "2019-3R Notes") to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2019-3R Notes bear interest at a rate equal to one-month LIBOR plus 2.70% per annum, with an initial payment date that will occur on November 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-3R Notes mature on October 2022 or, if extended pursuant to the terms of the applicable transaction documents, October 2024 (unless earlier redeemed in accordance with their terms).

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

Our Company

We are a specialty finance company that invests primarily in residential loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which include CRT agreements (“CRT Agreements”) and CRT strips that absorb credit losses on certain of the loans we sell. We also invest in mortgage-backed securities (“MBS”), and hold excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). We have also historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)) as well as other credit sensitive assets, including loans that finance multifamily and other commercial real estate. We have substantially liquidated our holdings of distressed, multifamily and commercial real estate loans and continue to reduce our holdings of REO.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loan portfolio and MSRs are serviced by PLS.

Credit Sensitive Investments

CRT Arrangements

We believe that CRT arrangements are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in its credit risk. We believe there is significant potential for investment in front-end credit risk transfer that result from our correspondent production activities. During the nine months ended September 30, 2019, we purchased CRT securities (comprised of deposits securing CRT arrangements and CRT strips) totaling $933.4 million and made commitments to purchase CRT securities with face amount of $847.3 million. We held CRT-related investments (composed of deposits securing CRT arrangements, CRT derivatives, CRT strips, and firm commitment to purchase CRT securities) totaling $2.3 billion at September 30, 2019. During the quarter and nine months ended September 30, 2018, we funded investments in CRT Agreements totaling $18.6 million and $96.4 million, respectively. We held CRT-related investments totaling $789.0 million at September 30, 2018.

Distressed Mortgage Assets

We have substantially liquidated our investment in distressed loans and continue to reduce our holdings of REO. During the quarter and nine months ended September 30, 2019, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed loans and REO totaling $73.5 million and $135.9 million, respectively. We held $15.4 million of distressed loans at fair value at September 30, 2019. We also held $79.2 million of REO at September 30, 2019.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter and nine months ended September 30, 2019, we received $249.9 million and $534.7 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held $1.2 billion of MSRs at fair value at September 30, 2019.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $377,000 and $1.3 million, respectively, during the quarter and nine months ended September 30, 2019, pursuant to a recapture agreement with PLS. We held ESS with a fair value totaling $183.1 million at September 30, 2019.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $528.4 million and $609.6 million of MBS during the quarter and nine months ended September 30, 2019. We sold $704.2 million MBS during the quarter ended September 30, 2019. We held MBS with fair values totaling $2.3 billion at September 30, 2019.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$17,659,839	$8,435,791	$38,461,850	$18,992,722
To PennyMac Financial Services, Inc.	14,662,668	9,317,446	32,619,639	28,584,762
	$32,322,507	$17,753,237	$71,081,489	$47,577,484
Net gain on loans acquired for sale	$49,260	$24,810	$104,827	$41,579
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of loans	$249,888	$96,383	$534,742	$228,337
Investments in CRT arrangements:
Deposits securing CRT arrangements	$—	$—	$933,370	$192,483
Recognition of firm commitment to purchase CRT securities (1)	25,864	12,311	65,860	16,737
Change in face amount of firm commitment to purchase CRT securities	523,074	236,875	242,281	294,698
Total investments in CRT arrangements	$548,938	$249,186	$1,241,511	$503,918

(1)	Initial recognition of firm commitment upon sale of loans.

To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer of government-guaranteed MBS and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each loan that we sell to PLS.

In 2013, we transferred certain correspondent production loans into a private label securitization, and retained a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of common shares of beneficial interest:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
February 14, 2019	7,000	$20.70	$144,880	$142,870
May 9, 2019	8,127	$21.15	171,877	169,590
August 8, 2019	9,200	$21.75	200,100	197,773
	24,327		$516,857	$510,233

“At-the-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into equity distribution agreements to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and /or principal, our common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
January 1, 2019 – March 31, 2019	221	$20.76	$4,588	$4,542
April 1, 2019 – June 30, 2019	2,068	$21.68	$44,844	$44,395
July 1, 2019 – September 30, 2019	2,537	$22.17	$56,256	$55,694
	4,826		$105,688	$104,631

As of September 30, 2019, we had approximately $94.4 million of common shares available for issuance under our ATM equity offering program.

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

We evaluate our deferred tax assets quarterly to determine if valuation allowances are required based on the consideration of all available positive and negative evidence using a “more-likely-than-not” standard with respect to whether deferred tax assets will be realized. Our evaluation considers, among other factors, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  The ultimate realization of our deferred tax assets depends primarily on our ability to generate future taxable income during the periods in which the related deferred tax assets become deductible.

Non-Cash Income

A substantial portion of our net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record certain of our financial assets (comprised of mortgage-backed securities, loans acquired for sale at fair value, loans at fair value and ESS), our firm commitment to purchase CRT securities, our derivatives, our MSRs, and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net loan servicing fees—MSR valuation adjustments	$(213,601)	$2,951	$(534,397)	$17,010
Net gain on loans acquired for sale:
Receipt of MSRs in loan sale transactions	249,888	96,383	534,742	228,337
Fair value of commitment to purchase credit risk transfer securities	25,864	12,311	65,860	16,737
Provision for losses relating to representations and warranties provided in loan sales	17	212	(292)	1,306
Change in fair value during the period of financial instruments held at period end	36,880	(6,969)	9,289	(3,573)
	312,649	101,937	609,599	242,807
Net gain (loss) on investments:
Mortgage-backed securities	13,450	(19,030)	77,820	(50,288)
Loans:
Held in a variable interest entity	2,636	(3,630)	9,580	(11,992)
Distressed	(1,781)	(1,141)	(6,959)	(15,258)
ESS	(3,435)	1,706	(10,208)	10,977
CRT arrangements	16,641	7,185	22,362	27,714
Firm commitment to purchase CRT securities	13,289	2,012	39,609	2,012
Interest-only security payable at fair value	1,627	(3,083)	11,282	(4,105)
Asset-backed financing of a VIE	(2,988)	3,516	(8,186)	12,658
	39,439	(12,465)	135,300	(28,282)
Net interest income—Capitalization of interest pursuant to loan modifications	181	2,297	2,109	6,543
	$138,668	$94,720	$212,611	$238,078
Net investment income	$130,760	$108,501	$333,779	$267,165
Non-cash items as a percentage of net investment income	106%	87%	64%	89%

We receive or pay cash relating to our investments as follows:

•	We receive cash related to MSRs in the form of loan servicing fees.
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
•

We receive cash relating to CRT arrangements through a portion of both the interest payments collected on loans in the CRT arrangements’ reference pools and the deposits securing the arrangements that are released as principal on such loans is repaid.

•	We receive or pay cash relating to hedging instruments when the instruments mature or when we effectively cancel the transactions through offsetting trades.
•

We receive cash relating to loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per common share amounts)
Net investment income	$130,760	$108,501	$333,779	$267,165
Expenses	(82,627)	(56,839)	(202,409)	(135,379)
Pretax income	48,133	51,662	131,370	131,786
Benefit from (provision for) income taxes	21,867	(5,100)	36,390	(20,613)
Net income	70,000	46,562	167,760	111,173
Dividends on preferred shares	6,234	6,235	18,703	18,703
Net income attributable to common shareholders	$63,766	$40,327	$149,057	$92,470
Pretax income (loss) by segment:
Credit sensitive strategies	$51,863	$33,062	$143,250	$69,320
Interest rate sensitive strategies	(10,101)	24,099	(11,196)	78,285
Correspondent production	21,784	5,954	41,571	17,100
Corporate	(15,413)	(11,453)	(42,255)	(32,919)
	$48,133	$51,662	$131,370	$131,786
Annualized return on average common shareholder's equity	14.3%	12.8%	12.6%	9.8%
Earnings per common share:
Basic	$0.75	$0.66	$2.00	$1.51
Diluted	$0.71	$0.62	$1.90	$1.44
Dividends per common share	$0.47	$0.47	$1.41	$1.41
Per common share closing prices:
During the period:
High	$22.48	$20.35	$22.48	$20.35
Low	$21.59	$18.56	$18.62	$15.57
At period end	$22.23	$20.24

	September 30, 2019	December 31, 2018
Total assets (in thousands)	$10,744,609	$7,813,361
Book value per common share	$21.14	$20.61

Our net income during the quarter ended September 30, 2019 reflects the effects of decreasing mortgage interest rates as compared to the quarter ended September 30, 2018. Our net income for the quarter ended September 30, 2019 was higher than the quarter ended September 30, 2018 due to a $27.0 million decrease in provision for income taxes. Our pretax income decreased by $3.5 million, reflecting the offsetting effects on our pretax income of the decreasing interest rate environment that prevailed during the quarter. The reduction in pretax results was offset by the provision for income taxes as summarized below:

•

Our credit sensitive strategies segment benefitted from the growth in our investments in CRT arrangements as well as the decrease in our investment in distressed loans; we recognized a $21.4 million increase in gains on CRT arrangements as well as a $1.9 million decrease in losses on loans at fair value.

•

Our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $32.5 million increase in valuation gains on our investment in MBS which was offset by $39.2 million decrease in net servicing fees caused by fair value adjustments to our investment in MSRs, a $1.7 million decrease in net interest income, and an increase in hedging losses of $14.2 million.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the quarter ended September 30, 2019, resulting in a $15.8 million increase in its pretax income.

•	Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in our TRS, resulting in an income tax benefit for the quarter.

Our net income during the nine months ended September 30, 2019 also reflects the effects of decreasing mortgage interest rates, as well as the effect on our credit sensitive strategies segment of growth in CRT-related investments and decreasing credit spreads during the quarter ended September 30, 2019.

•

Our credit sensitive strategies segment benefitted from the decrease in our investment in distressed loans as well as from growth in our investments in CRT arrangements; we recognized a $11.6 million decrease in losses on loans at fair value as well as a $44.2 million increase in gains on CRT arrangements.

•

Our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $158.1 million increase in valuation gains on our investment in MBS and hedging gains which was offset by a $207.6 million decrease in net servicing fees caused by fair value adjustments to our investment in MSRs, resulting in an $89.5 million decrease in this segment’s pretax income.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the nine months ended September 30, 2019, resulting in a $24.5 million increase in our pretax income.

•	Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in our TRS, resulting in an income tax benefit for the nine months ended September 30, 2019.

Our net income for the quarter and nine months ended September 30, 2019 and 2018 include recognition of incentives we received for financing certain of our loans acquired for sale satisfying certain relief characteristics under a master repurchase agreement. During the quarter and nine months ended September 30, 2019, we recognized $979,000 and $10.8 million, respectively, in such incentives as a reduction of interest expense compared to $5.0 million and $11.0 million, respectively, during the same periods in 2018. The master repurchase agreement expired on August 21, 2019.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net gain on investments	$45,789	$9,683	$228,636	$35,210
Net gain on loans acquired for sale	49,260	24,810	104,827	41,579
Net loan origination fees	25,470	12,424	56,038	28,311
Net loan servicing fees	5,159	44,394	(79,510)	128,135
Net interest income	3,572	15,715	17,811	34,158
Results of real estate acquired in settlement of loans	702	(310)	1,297	(5,833)
Other	808	1,785	4,680	5,605
	$130,760	$108,501	$333,779	$267,165

Following is a discussion of the changes in our net investment income.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$13,450	$(19,030)	$77,820	$(50,288)
Loans at fair value:
Held in a VIE	2,636	(3,630)	9,580	(11,992)
Distressed	(1,178)	(3,051)	(6,144)	(17,702)
CRT arrangements	37,571	27,469	95,160	88,516
Firm commitment to purchase CRT securities	13,289	2,012	39,609	2,012
Asset-backed financings of a VIE at fair value	(2,988)	3,516	(8,186)	12,658
Hedging derivatives	(13,556)	691	31,005	1,029
	49,224	7,977	238,844	24,233
From PFSI—ESS	(3,435)	1,706	(10,208)	10,977
	$45,789	$9,683	$228,636	$35,210

The increase in net gain on investments during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, was caused primarily by increased gains from our investments in MBS and CRT commitments, partially offset during the quarter ended September 30, 2019 by hedging losses, as compared to the quarter ended September 30, 2019.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2019, we recognized net valuation gains on MBS of $13.5 million and $77.8 million, respectively, as compared to net valuation losses of $19.0 million and $50.3 million, respectively, for the quarter and nine months ended September 30, 2018. The gains we recorded for the quarter and nine months ended September 30, 2019 reflect the influence of decreasing interest rates during 2019, as compared to increasing interest rates during the same periods in 2018 and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $533.1 million, or 28%, and $1.0 billion, or 70%, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods during 2018.

Loans at Fair Value – Distressed

Net losses on our investment in distressed loans at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Valuation changes:
Performing loans	$(1,263)	$885	$(2,647)	$(8,357)
Nonperforming loans	(517)	(2,026)	(4,312)	(6,901)
	(1,780)	(1,141)	(6,959)	(15,258)
Gain on payoffs	480	107	773	903
Gain (loss) on sale	122	(2,017)	42	(3,347)
	$(1,178)	$(3,051)	$(6,144)	$(17,702)
Average portfolio balance at fair value	$71,527	$417,487	$93,545	$537,300
Interest and fees capitalized	$181	$2,297	$2,109	$6,543
Proceeds from liquidation of loans
Sales	$54,295	$89,454	$79,061	$348,618
Repayments and liquidation	2,674	9,183	9,121	33,232
	$56,969	$98,637	$88,182	$381,850

	September 30, 2019	December 31, 2018
	(in thousands)
Nonperforming loans	$11,334	$88,926
Performing loans	4,021	28,806
	$15,355	$117,732

Valuation changes amounted to losses of $1.8 million and $7.0 million, respectively, in the quarter and nine months ended September 30, 2019, as compared to losses of $1.1 million and $15.3 million, respectively, for the same periods in 2018. These decreased losses reflect the 83% reduction in our average investment in distressed loans during the quarter and nine months ended September 30, 2019, as compared to the same periods during 2018.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the loan. Subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter and nine months ended September 30, 2019, we capitalized interest totaling $181,000 and $2.1 million, respectively, as compared to $2.3 million and $6.5 million, respectively, for the same periods in 2018.

During the quarter and nine months ended September 30, 2019, we substantially liquidated our remaining investment in distressed loans through sales to nonaffiliates. We received proceeds from the sale of loans at fair value totaling $54.3 million and $79.1 million, respectively, compared to $89.5 million and $348.6 million, respectively, for the same periods in 2018.

CRT Arrangements

The activity in and balances relating to our CRT Agreements, firm commitments to purchase credit risk transfer securities and CRT strips are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold under CRT arrangements	$14,168,884	$6,773,336	$31,135,137	$13,855,685

Investments in CRT arrangements:
Deposits securing CRT arrangements	$—	$18,558	$933,370	$96,446
Change in expected face amount of firm commitment to purchase CRT securities	523,074	236,875	242,281	294,698
Increase (decrease) in commitments to fund Deposits securing CRT arrangements resulting from sale of loans	—	(18,558)	—	96,037
	$523,074	$236,875	$1,175,651	$487,181

Investment income:
Net gain on investments:
Derivative and CRT strip assets:
Credit risk transfer strips
Realized	$16,082	$—	$16,082	$—
Valuation changes	5,089	—	10,764	—
	21,171	—	26,846	—
Derivative assets — CRT derivatives
Realized	19,303	23,367	61,516	64,907
Valuation changes	(4,530)	7,185	(4,484)	27,714
	14,773	30,552	57,032	92,621
Interest-only security payable at fair value	1,627	(3,083)	11,282	(4,105)
	37,571	27,469	95,160	88,516
Change in fair value of firm commitments to purchase CRT securities	13,289	2,012	39,609	2,012
Net gain on loans acquired for sale - Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	25,864	12,311	65,860	16,737
Interest income - Deposits securing CRT arrangements	11,193	3,190	25,798	8,788
	$87,917	$44,982	$226,427	$116,053

Payments made to settle losses on credit risk transfer arrangements	$1,671	$443	$3,447	$1,452

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$67,568	$—
CRT derivatives	121,383	123,987
	$188,951	$123,987
Firm commitment to purchase credit risk transfer securities at fair value	$54,734	$37,994
Deposits securing credit risk transfer arrangements	$2,044,250	$1,146,501
Interest-only security payable at fair value	$24,729	$36,011

CRT arrangements assets pledged to secure:
Assets sold under agreements to repurchase
Derivative and credit risk transfer strip assets
CRT strips	$67,568	$—
CRT derivatives	—	87,976
	$67,568	$87,976
Deposits securing CRT arrangements	$928,632	$1,146,501
Notes payable
Derivative assets and transfer strips — CRT derivatives	$94,774	$—
Deposits securing CRT arrangements	$1,115,618	$—

Face amount of firm commitment to purchase CRT securities	$847,333	$605,052

Funded credit risk transfer arrangements
UPB of loans	$46,059,256	$29,934,003
Collection status (UPB):
Delinquency
Current	$45,466,642	$29,633,133
30—89 days delinquent	$505,087	$228,296
90—180 days delinquent	$72,873	$39,826
180 or more days delinquent	$4,404	$4,208
Foreclosure	$10,250	$5,180
Bankruptcy	$50,597	$23,360

Firm commitment to purchase CRT securities
UPB of loans	$23,049,850	$16,392,300
Collection status (UPB):
Current	$22,971,613	$16,329,044
30—89 days delinquent	$76,251	$61,035
90—180 days delinquent	$1,859	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$127	$—
Bankruptcy	$1,361	$1,258

The increase in gains recognized on CRT arrangements is due to growth in our investments in CRT assets which increased realized gains on our investments, partially offset by valuation losses which reflect increases in both credit spreads and prepayment expectations for certain of our CRT investments during the quarter and nine months ended September 30, 2019, compared to the same periods in 2018.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $3.4 million and $10.2 million, respectively, for the quarter and nine months ended September 30, 2019, as compared to fair value gains of $1.7 million and $11.0 million, respectively, for the quarter and nine months ended September 30,2018. The change in valuation results during 2019 as compared to 2018 reflects the different interest rate environments that prevailed between the periods. The lower interest rates that prevailed during the quarter and nine months ended September 30, 2019 resulted in increased prepayment expectations for the loans underlying the ESS. Such prepayment expectations result in reduced cash flow expectations, negatively affecting the assets’ fair values.

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(211,051)	$(104,475)	$(407,213)	$(272,496)
Hedging activities	(56,544)	24,659	(106,914)	63,047
	(267,595)	(79,816)	(514,127)	(209,449)
Non-cash gain:
Receipt of MSRs in loan sale transactions	249,888	96,383	534,742	228,337
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,040)	(636)	(2,473)	(1,724)
Reduction in liability due to change in estimate	1,057	848	2,181	3,030
	17	212	(292)	1,306
Recognition of fair value of commitment to purchase credit risk transfer security relating to loans sold	25,864	12,311	65,860	16,737
Change in fair value during the period of financial instruments held at period end:
IRLCs	(9,236)	(3,907)	(7,610)	(5,733)
Loans	11,309	6,013	10,311	8,389
Hedging derivatives	34,807	(9,075)	6,588	(6,229)
	36,880	(6,969)	9,289	(3,573)
	312,649	101,937	609,599	242,807
Total from non—affiliates	45,054	22,121	95,472	33,358
From PFSI—cash gain	4,206	2,689	9,355	8,221
	$49,260	$24,810	$104,827	$41,579

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$20,315,242	$8,568,216	$42,940,524	$19,123,343
Loans acquired for sale:
To nonaffiliates	$17,080	$7,512	$36,367	$17,253
To PFSI	14,588	9,011	32,141	27,421
	$31,668	$16,523	$68,508	$44,674

The changes in gain on loans acquired for sale during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, reflect the value of our commitment to invest in the credit risk of our loan production. We included $25.9 million and $65.9 million, respectively, in gain on sale of loans related to our continued involvement in the credit risk relating to the loans we sold during the quarter and nine months ended September 30, 2019, as compared to $12.3 million and $16.7 million during the quarter and nine months ended September 30, 2018. Our commitment to invest in this credit risk contributed significantly to our gain on loans acquired for sale.

Non-cash elements of gain on sale of loans

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 507% and 510%, respectively, of our gain on sale of loans at fair value for the quarter and nine months ended September 30, 2019 as compared to 389% and 552%, respectively,  for the quarter and nine months ended September 30, 2018.  How we measure and update our measurements of MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Indemnification activity:
Loans indemnified at beginning of period	$5,756	$5,660	$7,075	$5,926
New indemnifications	117	371	583	893
Less: Indemnified loans repaid or refinanced	176	—	1,961	788
Loans indemnified at end of period	$5,697	$6,031	$5,697	$6,031
Loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$603	$781
Repurchase activity:
Loans repurchased	$8,815	$2,640	$14,781	$8,243
Less:
Loans repurchased by correspondent sellers	4,010	2,083	7,443	8,215
Loans repaid by borrowers	818	462	1,891	2,036
Net loans repurchased (repurchased by correspondent sellers) or repaid by borrowers	$3,987	$95	$5,447	$(2,008)
Net losses charged (recovery credited) to liability for representations and warranties	$33	$—	$128	$(41)
At end of period:
Loans subject to representations and warranties	$109,113,773	$83,370,583
Liability for representations and warranties	$7,678	$7,413

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.1 million and $2.2 million reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2019, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The changes in the amount of these fees during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, reflects an increase in our purchases of loans with delivery fees.

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

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$76,377	$49,864	$204,568	$147,262
Other	6,994	3,111	16,610	6,674
Effect of MSRs fair value changes:
Realization of cashflows	(55,673)	(30,053)	(143,074)	(84,690)
Market changes	(157,928)	33,004	(391,323)	101,699
	(213,601)	2,951	(534,397)	17,009
Gain (losses) on hedging derivatives, net	133,921	(12,093)	230,592	(44,378)
	(79,680)	(9,142)	(303,805)	(27,369)
Net servicing fees from non-affiliates	3,691	43,833	(82,627)	126,567
From PFSI—MSR recapture income	1,468	561	3,117	1,568
Net loan servicing fees	$5,159	$44,394	$(79,510)	$128,135
Average servicing portfolio	$111,459,832	$81,350,980	$103,407,919	$77,522,709

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees decreased during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, by $39.2 million and $207.6 million, respectively. The decrease in net loan servicing fees during the quarter and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily attributable to the negative effect of the decrease in fair value of our MSRs, net of hedging derivative gains, resulting from decreasing interest rates during 2019 compared to 2018. This negative effect was partially offset by growth in our loan servicing portfolio resulting from our correspondent production activities.

The fair value changes attributable to market inputs such as projected prepayment speeds decreased $190.9 million and $493.0 million, respectively, primarily due to the effect of lower interest rates that prevailed during the quarter and nine months ended September 30, 2019 as compared to the effect of increasing interest rates on prepayment experience and expectations that prevailed during the same period in 2018. This loss was partially offset by an increase in hedging gains of $146.0 million and $275.0 million, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018.

Loan servicing fees (including ancillary and other fees) increased $30.4 million and $67.2 million, respectively, during the quarter and nine months ended September 30, 2019, reflecting the growth of our servicing portfolio. This increase was offset by increases in realization of cash flows of $25.6 million and $58.4 million, respectively, during the quarter and nine months ended September 30, 2019. Realization of cash flows increased disproportionately to the increase in servicing fees due to acceleration of the rate of realization caused by the increased prepayment experience and expectations that accompany lower interest rates.

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,305	$—	$1,305	$185,675	2.75%
Mortgage-backed securities	21,344	(2,358)	18,986	2,418,815	3.07%
Loans acquired for sale at fair value	33,350	—	33,350	3,077,919	4.24%
Loans at fair value:
Held by variable interest entity	2,636	303	2,939	282,021	4.08%
Distressed	698	181	879	71,527	4.81%
	3,334	484	3,818	353,548	4.23%
ESS from PFSI	2,291	—	2,291	189,097	4.74%
Deposits securing CRT arrangements	11,193	—	11,193	2,054,259	2.13%
	72,817	(1,874)	70,943	8,279,313	3.35%
Placement fees relating to custodial funds	16,661	—	16,661
Other	197	—	197
	89,675	(1,874)	87,801	$8,279,313	4.15%
Liabilities:
Assets sold under agreements to repurchase (2)	$47,903	$692	$48,595	$5,773,934	3.29%
Mortgage loan participation purchase and sale agreements	349	25	374	40,391	3.62%
Exchangeable Notes	3,359	311	3,670	250,000	5.74%
Notes payable	16,514	538	17,052	1,373,018	4.86%
Asset-backed financings of a VIE at fair value	2,295	(99)	2,196	267,961	3.21%
Assets sold to PFSI under agreement to repurchase	1,527	—	1,527	115,305	5.18%
	71,947	1,467	73,414	7,820,609	3.67%
Interest shortfall on repayments of loans serviced for Agency securitizations	9,807	—	9,807
Interest on loan impound deposits	1,008	—	1,008
	$82,762	$1,467	$84,229	$7,820,609	4.21%
Net interest income	$6,913	$(3,341)	$3,572
Net interest margin					0.08%
Net interest spread					-0.06%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended September 30, 2019, the Company included $979,000 of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	Quarter ended September 30, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$385	$—	$385	$51,677	2.92%
Mortgage-backed securities	17,131	(1,228)	15,903	1,885,730	3.30%
Loans acquired for sale at fair value	22,591	—	22,591	1,833,232	4.82%
Loans at fair value:
Held by variable interest entity	2,904	162	3,066	299,415	4.01%
Distressed	2,971	2,274	5,245	417,487	4.92%
	5,875	2,436	8,311	716,902	4.54%
ESS from PFSI	3,740	—	3,740	227,527	6.43%
Deposits securing CRT arrangements	3,190	—	3,190	655,185	1.91%
	52,912	1,208	54,120	5,370,253	3.94%
Placement fees relating to custodial funds	7,979	—	7,979
Other	225	—	225
	61,116	1,208	62,324	$5,370,253	4.54%
Liabilities:
Assets sold under agreements to repurchase (2)	$32,806	$(3,081)	$29,725	$4,072,301	2.86%
Mortgage loan participation purchase and sale agreements	674	65	739	78,506	3.68%
Exchangeable Notes	3,359	293	3,652	250,000	5.72%
Notes payable	5,096	255	5,351	445,149	4.70%
Asset-backed financings of a VIE at fair value	2,539	201	2,740	285,284	3.76%
Assets sold to PFSI under agreement to repurchase	1,812	—	1,812	136,622	5.19%
	46,286	(2,267)	44,019	5,267,862	3.27%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,897	—	1,897
Interest on loan impound deposits	693	—	693
	$48,876	$(2,267)	$46,609	$5,267,862	3.46%
Net interest income	$12,240	$3,475	$15,715
Net interest margin					1.15%
Net interest spread					1.08%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended September 30, 2018, we included $5.0 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	Nine months ended September 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$3,216	$—	$3,216	$150,565	2.82%
Mortgage-backed securities	69,024	(13,128)	55,896	2,538,531	2.90%
Loans acquired for sale at fair value	79,698	—	79,698	2,263,362	4.64%
Loans at fair value:
Held by variable interest entity	8,161	654	8,815	285,945	4.07%
Distressed	1,604	1,968	3,572	93,545	5.04%
	9,765	2,622	12,387	379,490	4.30%
ESS from PFSI	8,124	—	8,124	202,143	5.30%
Deposits securing CRT arrangements	25,798	—	25,798	1,509,707	2.25%
	195,625	(10,506)	185,119	7,043,798	3.47%
Placement fees relating to custodial funds	36,936	—	36,936
Other	620	—	620
	233,181	(10,506)	222,675	$7,043,798	4.17%
Liabilities:
Assets sold under agreements to repurchase (2)	$131,789	$(5,595)	$126,194	$5,180,436	3.21%
Mortgage loan participation purchase and sale agreements	1,184	112	1,296	43,648	3.92%
Exchangeable Notes	10,078	919	10,997	250,000	5.80%
Notes payable	32,819	1,532	34,351	908,783	4.98%
Asset-backed financings of a VIE at fair value	7,115	1,905	9,020	271,964	4.37%
Assets sold to PFSI under agreement to repurchase	5,015	—	5,015	122,277	5.48%
	188,000	(1,127)	186,873	6,777,108	3.64%
Interest shortfall on repayments of loans serviced for Agency securitizations	15,683	—	15,683
Interest on loan impound deposits	2,308	—	2,308
	$205,991	$(1,127)	$204,864	$6,777,108	3.99%
Net interest income	$27,190	$(9,379)	$17,811
Net interest margin					0.33%
Net interest spread					0.18%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the nine months ended September 30, 2019, the Company included $10.8 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	Nine months ended September 30, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$656	$—	$656	$37,247	2.32%
Mortgage-backed securities	39,750	(2,623)	37,127	1,490,406	3.28%
Loans acquired for sale at fair value	51,874	—	51,874	1,460,547	4.68%
Loans at fair value:
Held by variable interest entity	8,870	(33)	8,837	306,856	3.80%
Distressed	11,319	6,767	18,086	537,300	4.44%
	20,189	6,734	26,923	844,156	4.21%
ESS from PFSI	11,584	—	11,584	234,502	6.51%
Deposits securing CRT arrangements	8,788	—	8,788	631,581	1.83%
	132,841	4,111	136,952	4,698,439	3.84%
Placement fees relating to custodial funds	18,218	—	18,218
Other	478	—	478
	151,537	4,111	155,648	$4,698,439	4.37%
Liabilities:
Assets sold under agreements to repurchase (2)	84,239	(4,534)	79,705	$3,573,805	2.94%
Mortgage loan participation purchase and sale agreements	1,255	141	1,396	51,687	3.56%
Exchangeable Notes	10,078	867	10,945	250,000	5.77%
Notes payable	8,691	341	9,032	251,052	4.74%
Asset-backed financings of a VIE at fair value	7,762	74	7,836	292,770	3.53%
Assets sold to PFSI under agreement to repurchase	5,686	—	5,686	139,940	5.36%
	117,711	(3,111)	114,600	4,559,254	3.31%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,294	—	5,294
Interest on loan impound deposits	1,596	—	1,596
	124,601	(3,111)	121,490	$4,559,254	3.51%
Net interest income	$26,936	$7,222	$34,158
Net interest margin					0.96%
Net interest spread					0.85%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the nine months ended September 30, 2018, the Company included $11.0 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2019			Nine months ended September 30, 2019
	vs.			vs.
	Quarter ended September 30, 2018			Nine months ended September 30, 2018
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$(107)	$1,027	$920	$167	$2,393	$2,560
Mortgage-backed securities	(4,643)	7,726	3,083	(4,739)	23,508	18,769
Loans acquired for sale at fair value	(12,119)	22,878	10,759	(449)	28,273	27,824
Loans at fair value:
Held by variable interest entity	217	(344)	(127)	601	(623)	(22)
Distressed	(112)	(4,254)	(4,366)	2,150	(16,664)	(14,514)
	105	(4,598)	(4,493)	2,751	(17,287)	(14,536)
ESS from PFSI	(882)	(567)	(1,449)	(1,988)	(1,472)	(3,460)
Deposits securing CRT arrangements	423	7,580	8,003	2,397	14,613	17,010
	(17,223)	34,046	16,823	(1,861)	50,028	48,167
Placement fees relating to custodial funds	—	8,682	8,682	—	18,718	18,718
Other	—	(28)	(28)	—	142	142
	(17,223)	42,700	25,477	(1,861)	68,888	67,027
Liabilities:
Assets sold under agreements to repurchase	5,058	13,812	18,870	7,915	38,574	46,489
Mortgage loan participation purchase and sale agreement	(12)	(353)	(365)	130	(230)	(100)
Exchangeable Notes	18	—	18	52	—	52
Notes payable	183	11,518	11,701	480	24,839	25,319
Asset-backed financing of a VIE at fair value	(385)	(159)	(544)	1,771	(587)	1,184
Assets sold to PFSI under agreement to repurchase	(3)	(282)	(285)	53	(724)	(671)
	4,859	24,536	29,395	10,401	61,872	72,273
Interest shortfall on repayments of loans serviced for Agency securitizations	—	7,910	7,910	—	10,389	10,389
Interest on mortgage loan impound deposits	—	315	315	—	712	712
	4,859	32,761	37,620	10,401	72,973	83,374
Net interest income	$(22,082)	$9,939	$(12,143)	$(12,262)	$(4,085)	$(16,347)

The decrease in net interest income during the quarter and nine months ended September 30, 2019, as compared to the quarter and nine months ended September 30, 2018, reflects increased placement fees relating to impounded funds we administer along with a shift in our investments toward MBS and away from distressed assets along with increased financing of non-interest earning assets such as MSRs, CRT derivatives and CRT strips, and with the expiration of a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics. Included in net interest income for the quarter and nine months ended September 30, 2019 are $979,000 and $10.8 million, respectively, compared to $5.0 million and $11.0 million, respectively, of incentives we recognized relating to a master repurchase agreement. The master repurchase agreement expired on August 21, 2019.

During the quarter and nine months ended September 30, 2019, we incurred interest expense totaling $84.2 million and $204.9 million, respectively, as compared to $46.6 million and $121.5 million, respectively, during the quarter and nine months ended September 30, 2018. Our interest cost on interest-bearing liabilities was 3.67% and 3.64% for the quarter and nine months ended September 30, 2019, respectively, and 3.27% and 3.31%, respectively, for the quarter and nine months ended September 30, 2018. The increase in interest expense primarily reflects the growth in our balance sheet between December 31, 2018 and September 30, 2019, as well as the expiration of the master repurchase agreement.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2019, we recorded net gains of $702,000 and $1.3 million, respectively, as compared to losses of $310,000 and $5.8 million, respectively, for the same periods in 2018, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets. During the quarter ended June 30, 2019, we committed to liquidate our real estate held for investment. As the result of this commitment, we transferred $30.4 million of real estate held for investment to REO. Notwithstanding this transfer, REO balances have decreased from $162.9 million at December 31, 2018 to $79.2 million at September 30, 2019.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Proceeds from sales of REO	$30,294	$20,960	$61,465	$84,645
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(2,546)	(3,323)	(5,961)	(13,990)
Gain on sale, net	3,248	3,013	7,258	8,157
	$702	$(310)	$1,297	$(5,833)
Number of properties sold	116	123	270	473
Average carrying value of REO	$87,750	$102,176	$82,891	$127,255
At period end:
Carrying value	$79,201	$95,605
Number of properties	142	295

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$45,149	$26,256	$102,313	$52,759
Loan servicing fees	12,964	10,071	35,102	30,521
Management fees	10,098	6,482	26,178	17,906
Loan origination	4,328	2,136	9,723	3,980
Compensation	1,644	1,924	5,384	5,412
Loan collection and liquidation	1,551	2,747	4,382	6,899
Professional services	1,430	2,616	4,490	5,692
Other	5,463	4,607	14,837	12,210
	$82,627	$56,839	$202,409	$135,379

Expenses increased $25.8 million, or 45%, and $67.0 million, or 50%, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to increased fulfillment fees attributable to increases in our production volume partially offset by reduction in the average fulfillment fee rate we incurred during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The fee is calculated as a percentage of the UPB of the loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Fulfillment fee expense	$45,149	$26,256	$102,313	$52,759
UPB of loans fulfilled by PLS	$16,647,172	$7,517,883	$35,523,802	$17,139,884
Average fulfillment fee rate (in basis points)	27	35	29	31

The increase in loan fulfillment fees of $18.9 million and $49.6 million, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to an increase in discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$507	$316	$1,131	$739
Loans at fair value	858	1,271	1,938	5,528
MSRs	11,599	8,484	32,033	24,254
	$12,964	$10,071	$35,102	$30,521
Average investment in:
Loans acquired for sale at fair value	$3,077,919	$1,833,232	$2,263,362	$1,460,547
Loans at fair value:
Distressed	$71,527	$417,487	$93,545	$537,300
Held in a VIE	$282,021	$299,415	$285,945	$306,856
Average MSR portfolio UPB	$111,459,832	$81,350,980	$103,407,919	$77,522,709
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$1,468	$561	$3,117	$1,568

We incur loan servicing fees primarily in support of our MSR portfolio. Loan servicing fees increased by $2.9 million and $4.6 million, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018. The increase in loan servicing fees was due to growth in our portfolio of MSRs, partially offset by reductions in the distressed loan portfolio resulting from continuing loan sales and liquidations throughout the periods presented.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Base	$7,914	$5,799	$20,862	$17,223
Performance incentive	2,184	683	5,316	683
	$10,098	$6,482	$26,178	$17,906
Average shareholders' equity amounts used to calculate management fee expense	$2,101,646	$1,533,861

Management fees increased by $3.6 million and $8.3 million, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, due to increases in both the base management and performance incentive fees. Performance incentive fees are based on our profitability in relation to our common shareholders’ equity. The increase in the base management fee is due to increases in our average shareholders’ equity as the result of common share issuances during the quarter and nine months ended September 30, 2019. The increases in performance incentive fees reflect increases in our return on common shareholders’ equity during 2019 as compared to 2018.

Loan Collection and Liquidation

Loan collection and liquidation expenses decreased $1.2 million and $2.5 million, respectively, during the quarter and nine months ended September 30, 2019, as compared to the same periods in 2018, due to the significant reductions in our portfolio of distressed loans as the result of our sales of these assets.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$1,543	$1,210	$4,055	$3,387
Safekeeping	1,633	801	3,368	1,121
Bank service charges	690	215	1,833	954
Technology	418	291	1,143	1,014
Insurance	309	274	911	915
Other	870	1,816	3,527	4,819
	$5,463	$4,607	$14,837	$12,210

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

Our effective tax rates were (45.4)% and (27.7)% for the quarter and nine months ended September 30, 2019, respectively. Our TRS recognized a tax benefit of $22.3 million on a loss of $111.4 million while our consolidated pretax income was $48.1 million for the quarter ended September 30, 2019. For the same period in 2018, the TRS recognized tax expense of $4.8 million on income of $17.7 million while our consolidated pretax income was $51.7 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

We evaluated the net deferred tax asset of our TRS and established a deferred tax valuation allowance in the amount of $7.0 million.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2019	2018
	(in thousands)
Assets
Cash	$113,651	$59,845
Investments:
Short-term	74,895	74,850
Mortgage-backed securities at fair value	2,325,010	2,610,422
Loans acquired for sale at fair value	3,947,368	1,643,957
Loans at fair value	290,527	408,305
ESS	183,141	216,110
Derivative and credit risk transfer strip assets	274,444	167,165
Firm commitment to purchase CRT securities	54,734	37,994
Real estate	79,201	128,791
MSRs	1,162,714	1,162,369
Deposits securing credit risk transfer arrangements	2,044,250	1,146,501
	10,436,284	7,596,464
Other	194,674	157,052
Total assets	$10,744,609	$7,813,361
Liabilities
Borrowings:
Short-term debt	$6,713,154	$5,081,691
Long-term debt	1,646,349	1,011,433
	8,359,503	6,093,124
Other	165,495	154,105
Total liabilities	8,524,998	6,247,229
Shareholders’ equity	2,219,611	1,566,132
Total liabilities and shareholders’ equity	$10,744,609	$7,813,361

Total assets increased by approximately $2.9 billion, or 38%, during the period from December 31, 2018 through September 30, 2019, primarily due to a $2.3 billion increase in loans acquired for sale an increase and an $897.7 million increase in deposits securing CRT arrangements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$17,179,627	$7,724,524	$36,684,423	$17,603,421
Government-insured or guaranteed-for sale to PLS	14,994,479	9,340,567	33,118,146	28,485,645
Jumbo	3,153	8,730	12,839	17,270
Home equity lines of credit	1,451	—	3,482	—
Commercial loans	—	—	—	7,263
	$32,178,710	$17,073,821	$69,818,890	$46,113,599

During the quarter and nine months ended September 30, 2019, we purchased for sale $32.2 billion and $69.8 billion, respectively, in fair value of correspondent production loans as compared to $17.1 billion and $46.1 billion, respectively, in fair value of correspondent production loans during the quarter and nine months ended September 30, 2018. Our ability to increase the level of correspondent production reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest rate sensitive assets:
MSRs received in mortgage loan sales and purchased	$249,888	$96,383	$534,742	$228,337
MBS	528,367	501,408	609,569	1,316,200
ESS received pursuant to a recapture agreement	377	499	1,327	1,983
	778,632	598,290	1,145,638	1,546,520
Credit sensitive assets:
Credit risk transfer strips	—	—	56,804	—
Deposits and commitments to fund deposits relating to CRT arrangements	—	—	933,370	192,483
Change in expected face amount of firm commitment to purchase CRT securities
Fair value	39,153	14,323	105,469	18,749
UPB of securities	523,074	236,875	242,281	294,698
	562,227	251,198	347,750	313,447
	562,227	251,198	1,281,120	505,930
	$1,340,859	$849,488	$2,426,758	$2,052,450

Our acquisitions during the quarter and nine months ended September 30, 2019 and 2018 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2019					December 31, 2018
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$1,766,247	$1,708,697	4.6	3.5%	2.6%	$2,075,337	$2,050,769	7.5	3.8%	3.5%
Freddie Mac	558,763	543,281	5.1	3.3%	2.6%	535,085	530,734	8.3	3.7%	3.5%
	$2,325,010	$2,251,978				$2,610,422	$2,581,503

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in CRT transactions and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	September 30, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Credit risk transfer strips	$67,568	$—
Derivative assets	121,383	123,987
Deposits securing CRT arrangements	2,044,250	1,146,501
Interest-only security payable at fair value	(24,729)	(36,011)
	$2,208,472	$1,234,477
UPB of loans subject to credit guarantee obligations	$46,059,256	$29,934,003
Collection status (in UPB):
Current	$45,466,642	$29,633,133
30—89 days delinquent	$505,087	$228,296
90—179 days delinquent	$72,873	$39,826
180 or more days delinquent	$4,404	$4,208
Foreclosure	$10,250	$5,180
Bankruptcy	$50,597	$23,360

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2019:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Cumulative defaults	$—	$5	$20	$25	$21	$71
Cumulative losses	$—	$1	$2	$3	$2	$7

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$375	$1,847	$1,499	$1,150	$334	$5,206
25 - 30%	417	1,845	1,499	1,142	352	5,255
30 - 35%	585	2,593	2,015	1,473	480	7,146
35 - 40%	774	3,256	2,396	1,655	576	8,657
40 - 45%	1,012	4,245	3,017	2,164	762	11,199
>45%	1,015	4,943	1,818	673	147	8,596
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Weighted average	38.0%	38.0%	36.2%	35.1%	35.2%	36.8%

	Year of origination
Origination FICO score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$34	$268	$94	$65	$36	$497
650 - 699	555	2,836	1,628	948	450	6,418
700 - 749	1,479	6,216	4,067	2,652	863	15,276
750 or greater	2,105	9,381	6,436	4,592	1,302	23,816
Not available	5	27	19	-	1	52
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Weighted average	745	744	747	750	744	746

	Year of origination
Origination LTV	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,151	$5,707	$3,704	$3,243	$974	$14,780
80-85%	959	4,655	3,394	2,128	676	11,812
85-90%	259	988	661	484	145	2,537
90-95%	566	2,255	1,579	951	335	5,687
95-100%	1,244	5,123	2,905	1,450	522	11,244
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Weighted average	84.5%	83.6%	83.1%	81.2%	81.9%	83.0%

	Year of origination
Current LTV (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,167	$10,966	$9,487	$7,741	$2,559	$32,920
80-85%	444	2,263	1,757	394	71	4,929
85-90%	809	3,296	820	97	14	5,035
90-95%	685	1,951	153	20	7	2,816
95-100%	70	234	22	3	1	330
>100%	4	19	5	2	0	29
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Weighted average	79.7%	77.6%	71.7%	65.3%	62.3%	73.1%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$619	$2,489	$1,582	$1,948	$528	$7,167
FL	485	1,841	1,053	685	198	4,261
TX	252	1,182	873	919	392	3,619
VA	146	795	650	649	275	2,516
MD	146	792	685	512	156	2,291
Other	2,530	11,628	7,400	3,544	1,103	26,205
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059

	Year of origination
Regional geographic concentration (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Midwest	$295	$1,498	$1,145	$697	$201	$3,836
Northeast	357	1,639	1,381	909	351	4,638
Southeast	1,496	6,388	4,014	2,420	808	15,127
Southwest	872	3,825	2,407	1,496	551	9,150
West	1,158	5,378	3,296	2,734	741	13,308
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Current - 89 Days	$4,176	$18,689	$12,219	$8,242	$2,646	$45,972
90 - 179 Days	2	27	23	14	6	73
180+ Days	—	4	—	—	—	4
Foreclosure	—	9	1	1	—	10
	$4,178	$18,728	$12,244	$8,257	$2,652	$46,059
Bankruptcy	$1	$15	$14	$13	$8	$51

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
UPB of loans sold	$14,168,884	$6,773,336	$31,135,137	$13,855,685
Deposits securing CRT arrangements	$—	$18,558	$933,370	$96,446
Increase (decrease) in expected face amount of firm commitment to purchase CRT securities backed by mortgage loans sold of committed transactions outstanding at period end	$523,074	$236,875	$242,281	$294,698

Fair value of firm commitment recognized in Net gain on loans acquired for sale	$25,864	$12,311	$65,860	$16,737
Gains recognized on firm commitment included in Net gain (loss) on investments	13,289	2,012	39,609	2,012
	$39,153	$14,323	$105,469	$18,749

	September 30, 2019	December 31, 2018
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$847,333	$605,052
Fair value of firm commitment	$54,734	$37,994
UPB of loans sold subject to firm commitment to purchase CRT securities related to such loans	$23,049,850	$16,392,300
Collection status (in UPB):
Current	$22,971,613	$16,329,044
30—89 days delinquent	$76,251	$61,035
90—179 days delinquent	$1,859	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$127	$—
Bankruptcy	$1,361	$1,258

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of September 30, 2019:

Original debt-to income ratio	September 30, 2019
(in millions)
<25%	$2,973
25 - 30%	2,943
30 - 35%	3,735
35 - 40%	4,312
40 - 45%	5,031
>45%	4,056
$23,050
Weighted average	36.1%

Origination FICO score	September 30, 2019
(in millions)
600 - 649	$242
650 - 699	2,054
700 - 749	6,791
750 or greater	13,871
Not available	92
$23,050
Weighted average	$752

Origination LTV	September 30, 2019
(in millions)
<80	$7,269
80-84	4,444
85-89	1,290
90-94	2,666
95-100	7,381
$23,050
Weighted average	84.2%

Current LTV (1)	September 30, 2019
(in millions)
<80	$10,899
80-84	1,796
85-89	2,966
90-94	5,753
95-100	1,616
>100%	20
$23,050
Weighted average	82.1%

(1)	Based on current UPB compared to estimated fair value of the property securing the mortgage loan.

Geographic distribution	September 30, 2019
(in millions)
CA	$3,075
FL	1,797
TX	1,590
AZ	1,125
WA	1,063
Other	14,400
$23,050

Regional geographic concentration (1)	September 30, 2019
(in millions)
Midwest	$2,182
Northeast	2,081
Southeast	7,205
Southwest	5,503
West	6,079
$23,050

(1)

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	September 30, 2019
(in millions)
Delinquency
Current - 89 Days	$23,048
90 - 179 Days	2
180+ Days	—
Foreclosure	—
$23,050
Bankruptcy	$1

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	September 30, 2019		December 31, 2018
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$60,615	77%	$71,318	83%
Condominium/Townhome/Co-op	7,366	9%	9,060	11%
Planned unit development	11,220	14%	5,303	6%
	$79,201	100%	$85,681	100%

	September 30, 2019		December 31, 2018
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
Florida	$16,477	21%	$7,770	9%
New York	14,738	19%	20,068	23%
New Jersey	13,790	17%	17,060	20%
Illinois	7,342	9%	4,631	5%
Maryland	6,003	8%	3,583	4%
California	3,601	5%	11,829	14%
Other	17,250	22%	20,740	25%
	$79,201	100%	$85,681	100%

Cash Flows

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine months ended September 30,
	2019	2018	Change
	(in thousands)
Operating activities	(2,331,604)	$(801,437)	$(1,530,167)
Investing activities	(370,415)	(682,143)	$311,728
Financing activities	2,755,825	1,494,862	$1,260,963
Net cash flows	$53,806	$11,282	$42,524

Our cash flows resulted in a net increase in cash of $53.8 million during the nine months ended September 30, 2019, as discussed below.

Operating activities

Cash used in operating activities totaled $2.3 billion during the nine months ended September 30, 2019, as compared to $801.4 million during the nine months ended September 30, 2018. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(2,837,318)	$(894,236)
Other	505,714	92,799
	$(2,331,604)	$(801,437)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans acquired for sale increased during both 2019 and 2018, resulting in the cash outflow relating to loans acquired for sale.

Investing activities

Net cash used in our investing activities was $370.4 million for the nine months ended September 30, 2019, as compared to $682.1 million for the nine months ended September 30, 2018. During 2018, we made significant net investments in MBS when compared to the reduction in investment in MBS during 2019. This reduction was partially offset by payments to fund investments in CRT arrangements.

Financing activities

Net cash provided by financing activities was $2.8 billion for the nine months ended September 30, 2019, as compared to $1.5 billion for the nine months ended September 30, 2018. These changes reflects the increased borrowings and the equity issuances made to finance growth in investments in MBS, CRT arrangements and growth in our production of loans held for sale.

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

We expect our primary sources of liquidity to be cash flows from our investment portfolio, including cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. When we finance a particular asset, the amount borrowed is less than the asset’s fair value and we must provide the cash in the amount of such difference. Our ability to continue making investments is dependent on our ability to invest the cash representing such difference.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and a portion of our CRT Agreements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.77 and 3.89 at September 30, 2019 and December 31, 2018, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2019	2018	2019	2018
	(in thousands)
Average balance outstanding	$5,773,934	$4,072,301	$5,180,436	$3,573,805
Maximum daily balance outstanding	$6,694,496	$5,091,893	$6,893,551	$5,677,797
Ending balance	$6,355,476	$4,394,597

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $8.4 billion at September 30, 2019.

Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to either renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2019, we had contractual obligations aggregating to $14.6 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE at fair value, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$4,941,874	$4,941,874	$—	$—	$—
Face amount of firm commitment to purchase CRT securities	847,333	847,333	—	—	—
Short‒term debt	6,713,520	6,713,520	—	—	—
Long‒term debt	1,648,496	—	—	1,367,227	281,269
Interest expense on long term debt (1)	409,986	92,134	181,918	82,597	53,337
Total	$14,561,209	$12,594,861	$181,918	$1,449,824	$334,606

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between September 30, 2019 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2019:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$656,792
JPMorgan Chase & Co.	328,288
Citibank, N.A.	134,388
Bank of America, N.A.	91,492
Morgan Stanley Bank, N.A.	37,876
Daiwa Capital Markets America Inc.	16,283
Mizuho Securities	13,700
BNP Paribas Corporate & Institutional Banking	8,682
Royal Bank of Canada	5,246
$1,292,747

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2019, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,328,946	$2,334,172	$2,334,318	$2,298,390	$2,278,147	$2,136,291
Change in fair value:
$	$3,936	$9,162	$9,308	$(26,620)	$(46,863)	$(188,719)
%	0.2%	0.4%	0.4%	(1.1)%	(2.0)%	(8.1)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2019, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,215,032	$1,188,275	$1,175,350	$1,150,359	$1,138,275	$1,114,889
Change in fair value:
$	$52,318	$25,561	$12,636	$(12,355)	$(24,439)	$(47,825)
%	4.5%	2.2%	1.1%	(1.1)%	(2.1)%	(4.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,315,960	$1,234,761	$1,197,686	$1,129,683	$1,098,445	$1,040,830
Change in fair value:
$	$153,246	$72,047	$34,972	$(33,031)	$(64,269)	$(121,884)
%	13.2%	6.2%	3.0%	(2.8)%	(5.5)%	(10.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,194,575	$1,178,645	$1,170,679	$1,154,749	$1,146,783	$1,130,853
Change in fair value:
$	$31,861	$15,931	$7,965	$(7,965)	$(15,931)	$(31,961)
%	2.7%	1.4%	0.7%	(0.7)%	(1.4)%	(2.7)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2019, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$188,259	$185,666	$184,396	$181,904	$180,682	$178,285
Change in fair value:
$	$5,117	$2,525	$1,254	$(1,238)	$(2,460)	$(4,856)
%	11.3%	5.3%	260.0%	(2.5)%	(4.9)%	(9.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$203,530	$192,865	$187,893	$178,597	$174,248	$166,091
Change in fair value:
$	$20,389	$9,724	$4,752	$(4,544)	$(8,893)	$(17,051)
%	2.8%	1.4%	0.7%	(0.7)%	(1.3)%	(2.7)%

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$2,274,902	$2,239,541	$2,222,261	$2,188,472	$2,171,953	$2,139,635
Change in fair value:
$	$69,661	$34,300	$17,020	$(16,769)	$(33,288)	$(65,606)
%	3.2%	1.6%	0.8%	(0.7)%	(1.5)%	(3.0)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT Agreements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$2,179,818	$2,192,802	$2,201,447	$2,208,240	$2,209,459	$2,209,772
Change in fair value:
$	$(27,253)	$(14,269)	$(5,624)	$1,169	$2,388	$2,701
%	(1.2)%	(0.7)%	(0.3)%	0.1%	0.1%	0.1%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$93,033	$73,560	$64,068	$45,555	$36,528	$18,914
Change in fair value:
$	$38,298	$18,826	$9,334	$(9,179)	$(18,207)	$(35,821)
%	70.0%	34.4%	17.1%	(16.8)%	(33.3)%	(65.4)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$41,066	$48,192	$52,499	$55,798	$56,107	$56,099
Change in fair value:
$	$(13,669)	$(6,542)	$(2,235)	$1,063	$1,373	$1,365
%	(25.0)%	(12.0)%	(4.1)%	1.9%	2.5%	2.5%

Loans at Fair Value

The following table summarizes the estimated change in fair value of our loans at fair value held by VIE as of September 30, 2019, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	100	200
	(dollar in thousands)
Fair value	$275,159	$275,200	$275,208	$275,030	$274,916	$274,124
Change in fair value:
$	$(13)	$28	$36	$(142)	$(256)	$(1,048)
%	—	—	—	(0.1)%	(0.1)%	(0.4)%

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

Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2019 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve the efficiency and effectiveness of controls, ensure sufficient precision of controls, and appropriately mitigate the risk of material misstatement in the financial statements. Changes may include implementing new systems, updating existing systems, automating manual processes and enhancing the documentation of controls.

During the quarter ended September 30, 2019, our loan servicer, PennyMac Loan Services, LLC (“PLS”) implemented an internally-developed loan servicing system. In connection with this implementation and related business process changes, we updated the design of certain of our internal controls over financial reporting that were previously considered effective to reflect the design of its new loan servicing system and associated data sources, and implemented new controls to replace controls previously addressed by certain service organization SOC 1 Reports (System and Organization Controls Reports). PLS’ loan servicing system provides significant information that we use in our financial reporting process. We will continue to monitor and test these new controls for adequate design and operating effectiveness. PLS adopted this internally-developed loan servicing system and we updated the design of our internal controls during the quarter ended September 30, 2019. Therefore, the use of this system was included in the preparation of our financial statements for the quarter ended September 30, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the nine months ended September 30, 2019.

There were no common share repurchases during the quarter ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1	Sixth Amendment to Master Repurchase Agreement, dated July 23, 2019, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.	8-K	July 25, 2019

10.2	Amendment No. 9 to Master Repurchase Agreement, dated as of July 29, 2019, by and among PennyMac Operating Partnership, L.P., PennyMac Mortgage Investment Trust and Bank of America, N.A.	*

10.3

Amendment Number Eight to the Amended and Restated Master Repurchase Agreement, dated as of August 6, 2019, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.

*

10.4

Amendment Number Eight to the Amended and Restated Master Repurchase Agreement, dated as of August 6, 2019, by and among PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Loan Services, LLC and Citibank, N.A.

*

10.5

Amendment Number Fourteen to the Master Repurchase Agreement, dated as of August 23, 2019, by and among PennyMac Corp., PennyMac Operating Partnership, L.P.Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

*

10.6	Seventh Amendment to Master Repurchase Agreement, dated as of October 11, 2019, by and among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	*

10.7	Amendment No. 10 to Master Repurchase Agreement, dated as of October 28, 2019, by and among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	*

10.8

Amendment No. 17 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 28, 2019, by and among Bank of America, N.A., PennyMac Corp., PennyMac Investment Trust and PennyMac Operating Partnership, L.P.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2019 and September 30, 2018 and (v) the Notes to the Consolidated Financial Statements.

*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 1, 2019	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2019	By:	/s/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)