Form 10-K
period 2019-12-31
PennyMac Mortgage Investment Trust
filed 2020-02-21
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PB	New York Stock Exchange

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

As of June 28, 2019 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,679,283,823 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 20, 2020, there were 100,339,851 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2020 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2019

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

•	our ability to maintain appropriate internal control over financial reporting;
•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, the effects of climate change, or other events;
•	technology failures, cybersecurity risks and incidents, and our ability to mitigate cybersecurity risks and cyber intrusions;
•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;
•	our ability to detect misconduct and fraud;
•	our ability to comply with various federal, state and local laws and regulations that govern our business;
•	developments in the secondary markets for our loan products;
•	legislative and regulatory changes that impact the loan industry or housing market;
•

changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), the U.S. Department of Agriculture (“USDA”), or government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

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

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. We were organized in Maryland and began operations in 2009. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership. Certain of the activities conducted or investments made by us that are described below are conducted or made through a wholly-owned subsidiary that is a taxable REIT subsidiary (“TRS”) of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm focused on the production and servicing of loans and the management of investments related to the U.S. mortgage market. Specifically:

•

We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PennyMac and an investment adviser registered with the United States Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.

•	Our loan production and servicing activities (as described below) are performed on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”).

Our investment focus is on residential mortgage-backed securities (“MBS”) and mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) investments, including CRT agreements (“CRT Agreements”) and CRT securities (together, “CRT arrangements”). We have acquired these investments largely by purchasing, pooling and selling newly originated prime credit quality residential loans (“correspondent production”), retaining the MSRs relating to such loans and investing in CRT arrangements associated with certain of such loans.

Our business includes four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate.

•

The credit sensitive strategies segment represents the Company’s investments in CRT arrangements including firm commitments to purchase CRT securities, distressed loans, real estate and non-Agency subordinated bonds.

•

The interest rate sensitive strategies segment represents the Company’s investments in MSRs, excess servicing spread (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality residential loans either directly or in the form of MBS, using the services of PLS.

•	The corporate segment includes management fee and corporate expense amounts and certain interest income.

Following is a summary of our segment results for the years presented:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net investment income:
Credit sensitive strategies	$191,865	$110,271	$133,400	$66,256	$108,315
Interest rate sensitive strategies	50,650	133,613	51,777	36,651	39,447
Correspondent production	242,762	105,606	131,981	168,530	100,400
Corporate	3,538	1,577	782	651	603
	$488,815	$351,067	$317,940	$272,088	$248,765
Pretax income:
Credit sensitive strategies	$182,176	$87,251	$102,214	$17,288	$66,038
Interest rate sensitive strategies	1,148	98,432	22,683	14,041	20,516
Correspondent production	64,593	16,472	42,938	73,842	36,390
Corporate	(57,276)	(44,167)	(43,289)	(43,408)	(49,640)
	$190,641	$157,988	$124,546	$61,763	$73,304
Total assets at year end:
Credit sensitive strategies	$2,364,749	$1,602,776	$1,791,447	$2,288,886	$2,787,064
Interest rate sensitive strategies	4,993,840	4,373,488	2,414,423	2,177,024	1,640,062
Correspondent production	4,216,806	1,698,656	1,302,245	1,734,290	1,298,968
Corporate	195,956	138,441	96,818	157,302	100,830
	$11,771,351	$7,813,361	$5,604,933	$6,357,502	$5,826,924

In our correspondent production activities, we purchase Agency-eligible loans, jumbo loans and home equity lines of credit. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell Agency-eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government loans (insured by the FHA or guaranteed by the VA), which we sell on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer; and jumbo loans, which we generally sell on a servicing-retained basis.

Our correspondent production business involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. As of December 31, 2019, we had 799 approved sellers, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us. During 2019, we purchased $6.1 billion in UPB of mortgage loans and $5.2 million of home equity lines of credit from PLS. During 2019, we were the second largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Correspondent loan purchases at fair value:
Agency-eligible	$63,989,938	$30,176,215	$23,742,999	$23,930,186	$14,360,888
Government-insured or guaranteed-for sale to PLS	50,499,641	37,764,019	42,087,007	42,171,914	31,945,396
Jumbo	12,839	67,501	—	10,227	117,714
Home equity lines of credit	5,182	—	—	—	—
Commercial	—	7,263	69,167	18,112	14,811
	$114,507,600	$68,014,998	$65,899,173	$66,130,439	$46,438,809
Interest rate lock commitments issued	$114,895,643	$66,723,338	$65,926,958	$67,139,108	$48,138,062
Fair value of loans at year end pending sale to:
Nonaffiliates	$3,653,410	$1,557,649	$989,944	$868,496	$614,507
PLS	490,383	86,308	279,571	804,616	669,288
	$4,143,793	$1,643,957	$1,269,515	$1,673,112	$1,283,795
Number of approved sellers at year-end	799	710	613	522	432

The sale of loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs and CRT arrangements, which are summarized below:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$61,128,081	$29,369,656	$24,314,165	$23,525,952	$14,206,816
To PennyMac Financial Services, Inc.	50,110,085	37,967,724	42,624,288	42,051,505	31,490,920
	$111,238,166	$67,337,380	$66,938,453	$65,577,457	$45,697,736
Net gain on loans acquired for sale	$170,164	$59,185	$74,516	$106,442	$51,016
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of loans	$837,706	$356,755	$290,309	$275,092	$154,474
Investments in CRT arrangements:
Deposits securing CRT arrangements	$933,370	$596,626	$152,641	$306,507	$147,446
Recognition of firm commitment to purchase CRT securities (1)	99,305	30,595	—	—	—
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	897,151	122,581	390,362	92,109	—
Total investments in CRT arrangements	$1,929,826	$749,802	$543,003	$398,616	$147,446

(1)	Initial recognition of firm commitment upon sale of loans.

We also invest in MBS and ESS on MSRs acquired by PLS. We historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)). We have substantially liquidated our investment in distressed loans and continue the liquidation of our investment in REO.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
MBS	$1,250,289	$1,810,877	$251,872	$765,467	$84,828
ESS	1,757	2,688	5,244	6,603	278,282
Distressed loans	—	—	—	—	241,981
	$1,252,046	$1,813,565	$257,116	$772,070	$605,091

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Credit sensitive assets:
CRT arrangements (1)	$2,085,647	$1,270,488	$687,507	$465,669	$147,593
Firm commitment to purchase credit risk transfer securities	109,513	37,994	—	—	—
Distressed loans at fair value
Performing	3,179	28,806	414,785	611,584	877,438
Nonperforming	11,247	88,926	353,648	742,988	1,222,956
	14,426	117,732	768,433	1,354,572	2,100,394
REO and real estate held for investment	65,583	128,791	207,089	303,393	350,642
Subordinated interest in loans held in VIE	9,687	9,365	9,661	8,925	35,484
Other (2)	1,015	8,559	9,898	8,961	14,590
	2,176,358	1,534,935	1,682,588	2,141,520	2,648,703
Interest rate sensitive assets:
MBS	2,839,633	2,610,422	989,461	865,061	322,473
MSRs	1,535,705	1,162,369	844,781	656,567	459,741
ESS received pursuant to recapture agreement	178,586	216,110	236,534	288,669	412,425
Interest rate hedges (3)	13,948	25,276	9,303	4,749	2,282
Loans held in a VIE, net of asset-backed financing and subordinated interest	3,320	4,709	3,960	4,346	172,220
	4,571,192	4,018,886	2,084,039	1,819,392	1,369,141
	$6,747,550	$5,553,821	$3,766,627	$3,960,912	$4,017,844

(1)	Investments in CRT arrangements include deposits securing CRT arrangements, CRT strips and CRT derivatives.
(2)	Comprised of small balance commercial loans.
(3)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitments (“IRLCs”), CRT derivatives and repurchase agreements derivatives.

Over time, our targeted asset classes may change as a result of changes in the opportunities that are available in the market, among other factors. We may not continue to invest in certain of the investments described above if we believe those types of investments will not provide us with suitable returns or if we believe other types of our targeted assets provide us with better returns.

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

Equity financing

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, year ended December 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2019	2018	2017
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$1.59
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$0.89
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

During March 2017, we issued 4.6 million of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, we pay cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, we will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference.

During July 2017, we issued 7.8 million of our 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”). From, and including, the date of original issuance to, but not including, June 15, 2024, we pay cumulative dividends on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference. From, and including, June 15, 2024 and thereafter, we will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference.

We pay quarterly cumulative dividends on the Preferred Shares on the 15th day of each March, June, September and December, provided that if any dividend payment date is not a business day, then the dividend that would otherwise be payable on that dividend payment date may be paid on the following business day.

The Series A and Series B Preferred Shares will not be redeemable before March 15, 2024 and June 15, 2024, respectively, except in connection with our qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurs, we may, at our option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date.

The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by us or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of common shares:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
February 14, 2019	7,000	$20.64	$144,480	$142,470
May 9, 2019	8,127	$21.15	171,877	169,605
August 8, 2019	9,200	$21.75	200,100	197,773
December 13, 2019	9,200	$22.10	203,320	200,904
	33,527	$21.47	$719,777	$710,752

“At-The-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, our common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Quarter ended	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
March 31, 2019	221	$20.76	$4,588	$4,542
June 30, 2019	2,068	$21.68	$44,844	$44,395
September 30, 2019	2,537	$22.17	$56,256	$55,694
December 31, 2019	637	$22.32	$14,217	$14,074
	5,463	$21.95	$119,905	$118,705

Common Share Repurchases

During August 2015, our board of trustees authorized a common share repurchase program. Under the program, as amended, we may repurchase up to $300 million of our outstanding common shares.

The following table summarizes our share repurchase activity:

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

Debt financing

During 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million principal amount of 5.375% Exchangeable Senior Notes due May 1, 2020 (the “2020 Notes”). The net proceeds were used to fund our business and investment activities, including the acquisition of distressed loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general business purposes.

In December 2016, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), entered into a master repurchase agreement with PLS, pursuant to which PMH sells to PLS participation certificates representing a beneficial interest in Ginnie Mae ESS under an agreement to repurchase. The purchase price is based upon a percentage of the market value of the ESS. Pursuant to the master repurchase agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS and PLS, in turn, re-pledges such ESS along with its interest in all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. The total unpaid principal balance (“UPB”) outstanding under this facility as of December 31, 2019 was $107.5 million.

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

The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs. The total UPB outstanding under such agreement to repurchase as of December 31, 2019 was $446.7 million.

During 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million, all of which is committed. The note matured on February 1, 2020.

On March 29, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R, issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum, with an initial payment date that occurred on April 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-1R Notes mature on March 29, 2022 or, if extended pursuant to the terms of the related indenture, March 27, 2024 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2019 was $267.9 million.

On June 11, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-2R, issued an aggregate principal amount of $638.0 million in secured term notes (the “2019-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-2R Notes bear interest at a rate equal to one-month LIBOR plus 2.75% per annum, with an initial payment date of June 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-2R Notes mature on May 29, 2023 or, if extended pursuant to the terms of the related indenture, June 28, 2025 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2019 was $629.5 million.

On October 16, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-3R, issued an aggregate principal amount of $375.0 million in secured term notes (the “2019-3R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-3R Notes bear interest at a rate equal to one-month LIBOR plus 2.70% per annum, with an initial payment date of November 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-3R Notes mature on October 27, 2022 or, if extended pursuant to the terms of the related indenture, October 29, 2024 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2019 was $354.8 million.

On November 4, 2019, our wholly-owned subsidiary, PMC, issued in a private offering $210 million principal amount of Exchangeable Senior Notes due 2024 (the “2024 Notes”), bearing interest at a rate equal to 5.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 2024 Notes will mature on November 1, 2024. The 2024 Notes are exchangeable into cash or common shares, or a combination of cash and common shares. The common shares are exchangeable at a rate of 40.1010 common shares per $1,000 principal amount of the 2024 Notes as of December 31, 2019. The proceeds are used for general corporate purposes, including funding investment activity, which may include investments in CRT arrangements, MSRs, MBS and new products such as home equity lines of credit or prime, non-qualified mortgage loans, as well as working capital.

During February 2020, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2020-1R, we issued an aggregate principal amount of $350.0 million in secured term notes (the “2020-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2020-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, with an initial payment date of March 27, 2020 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2020-1R Notes mature in February 2023 or, if extended pursuant to the terms of the related indenture, February 2025 (unless earlier redeemed in accordance with their terms).

We maintain multiple master repurchase agreements and mortgage loan participation and sale agreements with money center banks to fund newly originated prime loans purchased from correspondent sellers. The total unpaid principal balance (“UPB”) outstanding under the facilities in existence as of December 31, 2019 was $6.6 billion.

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

PCM is responsible for administering our business activities and day-to-day operations, including developing our investment strategies, and sourcing and acquiring mortgage-related assets for our investment portfolio. Pursuant to the terms of the management agreement, PCM provides us with our senior management team, including our officers and support personnel. PCM is subject to the supervision and oversight of our board of trustees and has the functions and authority specified in the management agreement.

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provided special servicing to the private investment funds and the entities in which those funds invested. PLS acted as the servicer for loans with UPB totaling approximately $368.7 billion, of which $135.4 billion was subserviced for us as of December 31, 2019.

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

As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

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

Competition

In our correspondent production activities, we compete with large financial institutions and with other independent residential loan producers and servicers. We compete on the basis of product offerings, technical knowledge, and loan quality, speed of execution, rate and fees.

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

Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships with sellers of mortgage assets than we can.

Because the availability of pools of mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential loans and other assets or adversely influence our ability to bid for such assets at levels that allow us to acquire the assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

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

Staffing

We have one employee. All of our officers are employees of PennyMac or its affiliates other than our Executive Chairman, who serves as PFSI's Chairman of the Board. We do not pay our officers any cash compensation under the terms of our management agreement.

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

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have few employees and limited in-house capability to perform the activities independently.

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

If our management agreement or loan servicing agreement is terminated or not renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking services agreement, the services provided by PLS are inherently unique and not widely available, if at all. This is particularly true because we are not a Ginnie Mae licensed issuer, yet we are able to acquire government loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS as it relates to our correspondent business activities.

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

Our failure to deal appropriately with various issues that may give rise to reputational risk could cause harm to our business and adversely affect our business, financial condition and results of operations.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may give rise to reputational risk, we could significantly harm our business. Such issues include, but are not limited to, actual or perceived conflicts of interest, violations of legal or regulatory requirements, and any of the other risks discussed in this Item 1A. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business.

As we expand the scope of our businesses, we confront potential conflicts of interest relating to our investment activities that are managed by PCM. The SEC and certain other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business, we continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations. Reputational risk incurred in connection with conflicts of interest could negatively affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and employees and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Reputational damage can also result from social media and media coverage, whether accurate or not. These factors could impair our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading and financing counterparties and employees, significantly harm our ability to raise capital, and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Our failure or the failure of PLS to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. In addition, our failure or the failure of PLS to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers or other third party originators or servicers with whom we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders could be materially and adversely affected. Our service providers and vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

The outcome of the 2020 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

New rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

Under the Dodd-Frank Act, the CFPB has regulatory authority over certain aspects of our business as a result of our and PLS’ residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation and obtain cease and desist orders for violations of applicable federal consumer financial laws. Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, uncertainty regarding recent changes in leadership (including interim leadership) or authority levels within the CFPB, and actions taken or not taken by the CFPB could result in heightened federal and state regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our or PLS’ business activities. Although there has been a decline in enforcement actions by the CFPB under the current government administration, examinations by state regulators and enforcement actions by state attorneys general have increased and may continue to increase in the residential mortgage and servicing sectors.

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

We are highly dependent on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. Presently, almost all of the newly originated loans that we acquire from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees, our retention of such credit risk on eligible loans through the purchase of credit risk transfer securities, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the current White House administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, including the current administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them could also materially and adversely affect our business, including our ability to sell and securitize loans that we acquire through our correspondent production activities, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Our business prospects, financial condition, liquidity and results of operations could be adversely impacted if, and to the extent that, there is no longer a special exemption and qualified mortgage (“QM”) loan designation for certain GSE eligible loans and there are no offsetting changes to the ability to repay (“ATR”) rule.

The Dodd-Frank Act provides that a lender must make “a reasonable, good faith determination” of each borrower’s ability to repay a loan, but may presume that a borrower will be able to repay a loan if such loan has certain characteristics that meet the QM definition. The CFPB adopted its QM definition that establishes rigorous underwriting and product feature requirements for a loan to be deemed a QM. Within those regulations, the CFPB created a special exemption for the GSEs that is generally referred to as the “QM patch,” which allows any GSE-eligible loan to be deemed a QM. The QM patch effectively provides QM designation for GSE eligible loans that have a debt-to-income ratio in excess of 43%, which represents a meaningful portion of the loans currently purchased by the GSEs. Without the QM patch or an alternative, loans with debt-to-income ratios above 43% would not be designated as QMs unless they were insured by a federal agency such as the FHA or VA, which have each adopted their own QM definition that does not currently have a debt-to-income ratio limitation. The QM patch expires on the earlier of the end of the GSEs’ conservatorship or January 10, 2021.

On July 25, 2019, the CFPB released an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding the expiration of the QM patch, specifically stating that the CFPB intends to allow the QM patch to expire in January 2021. In a letter to lawmakers on January 17, 2020, the CFPB signaled it plans to extend the QM patch for a short period until the effective date of a proposed alternative that would replace the 43% DTI requirement or until the end of the GSEs’ conservatorship, whichever comes first. The expiration of the QM patch or any action to modify the QM rule could have significant implications for the U.S. housing and mortgage market. The GSEs would no longer be able to purchase or guarantee loans with DTIs above 43% and a portion of the type of loans currently originated under the QM patch could move away from the GSEs to other federal agencies or to the private market or not be originated at all. We may be unable to comply with Appendix Q of the ATR rule or to find comfort in the non-QM market, and our borrowers may be unable to meet the 43% DTI requirement. Also, a loan from another federal agency may not be attractive to all borrowers who otherwise would have found financing under the QM patch. The GSEs could also see a significant drop in their origination volumes if changes to the QM rule do not offset the impact of the expiration of the QM patch which may have a significant impact on our CRT arrangements. Further, we may also face operational changes and significant declines in origination volume if the QM patch expires without offsetting changes to the QM rule. Finally, the expiration of the QM patch may have an adverse impact on the volumes of future CRT transactions. All of these events could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We and PLS are also required to hold the Agency approvals in order to sell loans to the Agencies and service such loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

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

We and our servicers are subject to minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements, which are described in Liquidity and Capital Resources, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

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

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, climate change, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

We currently leverage and, to the extent available, intend to continue to leverage our investments through borrowings, the level of which may vary based on our investment portfolio characteristics and market conditions. We generally finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated or longer-term financing becomes available. As a result, we are subject to the risks that we would not be able to obtain suitable non-recourse long-term financing or otherwise acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or to renew any short-term facilities after they expire should we need more time to obtain long-term financing or seek and acquire sufficient eligible assets or securities for a securitization. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or unfavorable price.

Specifically, we have financed certain of our investments through repurchase agreements, pursuant to which we sell securities (including securities we retain through our CRT investments) or loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. We currently finance our CRT investments through a combination of term notes and repurchase agreements. Unlike MBS and other securities we finance under repurchase agreements, our CRT investment is illiquid in nature and may be subject to greater fluctuations in fair value. Further, the size of our CRT investment makes it a greater likelihood that any margin call could be material in nature, and our inability to satisfy any such margin call or liquidate the underlying collateral may result in significant losses to us.

We also currently finance certain of our MSRs and ESS under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PMC. Our Ginnie Mae ESS is sold under a repurchase agreement to PLS as part of a structured finance transaction. PLS, in turn, pledges such ESS along with all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. In each case, a decrease in the value of the pledged collateral can result in a margin call. Any such margin call may require that we liquidate assets at a disadvantageous time or provide that the secured parties may sell the collateral, either of which could result in significant losses to us. Each of the secured financing arrangements pursuant to which we finance MSRs and ESS is further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Any extinguishment of our and the secured parties’ rights in the related collateral could result in significant losses to us.

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

Our existing credit and financing agreements also contain certain events of default and other financial and non‑financial covenants and restrictions that impact our flexibility to determine our operating policies and investment strategies. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit transactions with us.

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

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSRs and ESS, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for MSRs and ESS could require us to seek equity capital that may be more costly or unavailable to us.

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

In addition, we have been authorized to repurchase up to $300 million of our common shares pursuant to a share repurchase program approved by our board of trustees. As of December 31, 2019, we had $83.4 million remaining under the current board authorization, and we may continue to repurchase shares to the extent we believe it is in the Company’s best interest to do so. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

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

During March 2017, we issued 4.6 million of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares and, in July 2017, we also issued 7.8 million of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares. Our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares.

During November 2019, our wholly-owned subsidiary, PMC, issued $210 million of exchangeable senior notes, the 2024 Notes that are exchangeable under certain circumstances for our common shares. Upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares and holders of the 2024 Notes could receive a distribution of PMC’s available assets before holders of our common shares.

We also issued a total of 33.5 million common shares pursuant to underwritten equity offerings during 2019. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation, through our “at-the-market” equity program.

We also may issue from time to time additional common shares in connection with portfolio or business acquisitions and may grant demand or piggyback registration rights in connection with such issuances. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict the effect, if any, of future issuances of our common shares, preferred shares or other equity-based securities or the prospect of such issuances on the market price of our common shares. Issuances of a substantial amount of such securities, or the perception that such issuances might occur, could depress the market price of our common shares.

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

Changes in the level of interest rates also may affect our ability to make investments, including CRT arrangements, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in (i) the loss of mortgage servicing business and write-downs of the associated MSRs and ESS and (ii) a reduction in the fair value of our CRT arrangements. Any such scenario could materially and adversely affect us.

We are subject to risks associated with the expected discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a set of alternative interest reference rates to LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee (“ARRC”), a U.S. based working group composed of large U.S. financial institutions. ARRC has identified the Secured Overnight Financing Rate as its preferred replacement for LIBOR, but it is unclear how their preference may impact the risks we maintain to the cessation of LIBOR, or if other benchmarks may emerge as a replacement for LIBOR.

The expected and actual discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. We rely substantially on financing arrangements and liabilities under which our cost of borrowing is based on LIBOR.  We also hold assets and instruments used to hedge the value of certain assets that depend for their value on LIBOR. We anticipate significant challenges as it relates to the transition away from LIBOR for all of our LIBOR-based assets, financing arrangements, and liabilities, regardless whether their maturity dates fall before or after the anticipated discontinuation date in 2021.  These challenges will include, but will not be limited to, amending agreements underlying our existing and/or new LIBOR-based assets, financing arrangements, and liabilities with appropriate fallback language prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the fair value of our LIBOR-linked assets and hedges.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  Further, we expect to acquire new LIBOR-based adjustable rate mortgages through our correspondent production business in 2020 and 2021.  We also rely on financial models that incorporate LIBOR into their methodologies for financial planning and reporting.

Due to these risks, we expect that both the impending and actual discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. For the same reason, we also can provide no assurance that changes in the value of our hedge instruments will effectively offset changes in the value of the assets they are expected to hedge.  Our inability to manage these risks effectively may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Initiating new business activities or investment strategies, developing new products, or PennyMac’s recent launch of its home equity line of credit, or significantly expanding existing business activities or investment strategies, such as our entry into non-delegated correspondent production or our acquisition of new mortgage or mortgage-related products, such as non-qualified loans or home equity lines of credit, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or investment strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative or strategy.

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

In our correspondent production activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient asset acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such assets, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these assets and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The success and growth of our correspondent production activities will depend, in part, upon PLS’ ability to adapt to and implement technological changes and to successfully develop, implement and protect its proprietary technology.

Our success in the mortgage industry is highly dependent upon the ability of our servicer, PLS, to adapt to constant technological changes, successfully enhance its current information technology solutions through the use of third-party and proprietary technologies, and introduce new solutions and services that more efficiently address our needs.

Our correspondent production activities are currently dependent, in part, upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement, and our correspondent sellers expect and require certain conveniences and service levels. In this regard, PLS is in the process of transitioning from an older loan acquisition platform to a new workflow-driven, cloud-based loan acquisition platform. While we anticipate that this new system will increase scalability and produce other efficiencies, there can be no assurance that the new system will prove to be effective or that such correspondent sellers will easily adapt to a new system. Any failure to effectively or timely transition to the new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

The development, implementation and protection of these technologies and becoming more proficient with it may also require significant capital expenditures by PLS. As these technological advancements increase in the future, PLS will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS to protect its technologies and such litigation is expected to be time consuming and result in substantial costs and diversion of PLS resources. Any failure of PLS to develop, implement, execute or maintain its technological capabilities and any litigation costs associated with protection of its technologies could adversely affect PLS and its ability to effectively perform its loan production and servicing activities on our behalf which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and an increase in the percentage or amount of government loans we acquire could be detrimental to our results of operations.

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 44% of our purchases in 2019. We are not approved as a Ginnie Mae issuer and rely heavily on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Large commercial banks and savings institutions and other independent mortgage lenders and servicers are becoming increasingly competitive in the acquisition of newly originated loans. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. If more non-bank entities enter these markets and as more commercial banks aggressively compete, our correspondent production activities may generate lower volumes and/or margins.

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

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have entered into CRT arrangements with Fannie Mae, whereby we sell pools of loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, and exposes us to risk of loss greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, pandemic, war or terrorist attack. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

Our investment strategy is highly dependent upon CRT arrangements, which exposes us to significant capital deployment risk should such investments no longer be offered by the GSEs, supported by the Federal Housing Finance Agency (“FHFA”) or produce the desired returns.

CRT arrangements represent a type of investment that is new to the market and, as such, inherently uncertain and illiquid. Although we believe that CRT arrangements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with the GSEs strategic goal to attract private capital investment in their credit risk, there can be no assurance that this investment type will continue to be offered by the GSEs, supported by the FHFA or that it will produce the desired returns. Further, our projected returns are highly dependent on certain internal and external models, and it is uncertain whether such models are sufficiently accurate to support our projected returns and/or avoid potentially significant losses. Should this investment no longer be offered, supported, or produce the desired returns, and we are unable to find a suitable alternative investment with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

Certain of our historic investments in CRT Agreements may not be eligible REIT assets and we have therefore held such investments in our TRS, resulting in a significant portion of our income from these investments being subject to U.S. federal and state income taxation in order not to jeopardize our REIT status.

Our new investments in CRT securities are structured with the intention of satisfying our REIT qualification requirements.  Accordingly, in general we expect to hold investments in such CRT securities in the REIT based on the advice of our tax advisors.  However, with respect to certain of our historic investments in CRT Agreements, the REIT eligibility of the assets subject to the CRT Agreements and the income relating thereto remains uncertain. Accordingly, in general we currently hold such investments in our TRS, although we have on occasion based on the advice of tax advisors held such positions in the REIT and may do so in the future as well, depending on the precise structure of such investments and our level of certainty that such investments are in a form consistent with their characterization as qualifying assets for a REIT. If the Internal Revenue Service (“IRS”) were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

A portion of our investments is in the form of loans, and the loans in which we invest and the loans underlying the MBS in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We have invested in performing and nonperforming residential loans and, through our correspondent production business, newly originated prime credit quality residential loans. Residential loans are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss.

Our investments in loans and MBS also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) increases in property taxes and operating expenses; (vi) changes in zoning laws; (vii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (viii) casualty or condemnation losses; (ix) uninsured damages from floods, earthquakes or other natural disasters; (x) limitations on and variations in rents; (xi) fluctuations in interest rates; (xii) fraud by borrowers, originators and/or sellers of loans; (xiii) undetected deficiencies and/or inaccuracies in underlying loan documentation and calculations; and (xiv) failure of the borrower to adequately maintain the property. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

Additionally, we may be required to foreclose on a loan and such actions may subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our investment in the loan, resulting in a loss to us. In addition, the foreclosure process may be lengthy and expensive, and any delays or costs involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property may further reduce the proceeds and thus increase the loss.

In the event of the bankruptcy of a loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and loans that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf.  Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We have previously acquired from PLS the right to receive certain ESS arising from MSRs owned or acquired by PLS. The ESS represents the difference between PLS’ contractual servicing fee with the applicable Agency and a base servicing fee that PLS retains as compensation for servicing or subservicing the related loans pursuant to the applicable servicing contract.

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

Further, as a condition to our purchase of the ESS, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’ loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related ESS. With respect to our ESS relating to PLS’ Ginnie Mae MSRs, we sold our interest in such ESS to PLS under a repurchase agreement and PLS, in turn, pledged such ESS along with its interest in all of its Ginnie Mae MSRs to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. Accordingly, our interest in the Ginnie Mae ESS is also subordinated to the rights of an indenture trustee on behalf of the note holders to which the special purpose entity issues its variable funding notes and term notes under an indenture, pursuant to which the indenture trustee has a blanket lien on all of PLS’ Ginnie Mae MSRs (including the ESS we acquired). The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae ESS along with the related MSRs to the extent there exists an event of default under the indenture. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we may be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim. In either situation, our loss of the ESS could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We cannot independently protect our MSR or ESS assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to 30% of the fair value of the MSRs relating to loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance loans in our servicing portfolio that would otherwise be targeted by other lenders. Historically, PLS has had limited success soliciting loans in our servicing portfolio, and there can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to loans it refinances, we are not independently capable of protecting our ESS asset from borrower refinancing by other lenders through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these loans that would otherwise be targeted by other lenders. There can be no assurance that PLS will either have or allocate the required time and resources or otherwise be capable of effectively and efficiently soliciting these loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated repayment of the loans underlying our ESS assets, decreasing their value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

In general, losses on an asset securing a loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses.

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

The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us.

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of loans is critical to our success, particularly given our large investment in MSRs and our strategy of maximizing the fair value of the distressed loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of MSRs and loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

In addition, our ability, through PLS, to promptly foreclose upon defaulted loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a loan and liquidate the real property within the time frames we model as part of our valuation process or within the statutes of limitation under applicable state law, and this could increase our cost of doing business and/or diminish the expected return on investment.

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters and the effects of climate change, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service or on  which we bear credit risk, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Potentially adverse consequences of global warming and climate change, including rising sea levels and increased intensity of extreme weather events, could similarly have an impact on our properties and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR and CRT assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain such coverage at a reasonable cost in the future. There also is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition or may even cancel policies due to the increasing costs of providing insurance coverage in certain geographic areas.

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism or acts of war may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Westlake Village, California and we have additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California.  Many areas of California, including the immediate area around our corporate headquarters, have experienced extensive damage and property loss due to a series of large wildfires.  California and the other jurisdictions in which we operate are also prone to other types of natural disasters.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber attack, pandemic, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

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

Our investments in distressed loans, MSRs, ESS, CRT arrangements, securities and loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

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

In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the fair value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

Liability relating to environmental matters may impact the fair value of properties that we own or that underlie our investments.

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

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties, which could cause us to suffer losses.

When we purchase mortgage assets, our counterparty typically makes customary representations and warranties to us about such assets. Our residential loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be willing and able to honor its obligations under our loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We may be required to repurchase loans or indemnify investors if we breach representations and warranties, which could materially and adversely affect our earnings.

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

Our residential loan sale agreements may require us to repurchase or substitute loans or indemnify the purchaser against future losses in the event we breach a representation or warranty given to the loan purchaser or in the event of an early payment default on a loan. The remedies available to the Agencies, other purchasers and insurers of loans may be broader than those available to us against the originator or correspondent lender, and if a purchaser or insurer enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Repurchased loans are also typically sold at a discount to the unpaid principal balance, which in some cases can be significant. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pass through scheduled principal and interest payments to security holders of the MBS into which the loans are sold, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act. We believe that our subsidiary, PennyMac Corp. (“PMC”), qualifies for one or more exemptions under the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PMC’s assets and income will remain the same over time such that one or more exemptions will continue to be applicable.

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

If the fair value or income potential of our residential loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of our investments. We may have to make investment decisions, including the liquidation of investments at a disadvantageous time or on unfavorable terms, that we otherwise would not make absent our REIT and Investment Company Act considerations, and such liquidations could have a material adverse effect on our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

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

In addition, pursuant to the Tax Act, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC. The application of this rule may require the accrual of income with respect to loans, MBS, and other types of debt securities or interests in debt securities held by us, such as original issue discount or market discount, earlier than would be the case under other provisions of the Internal Revenue Code, although the precise application of this rule to our business is unclear at this time in various respects.

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

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing loans that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held primarily for sale to customers in the ordinary course of business. We would be subject to this tax if we were to sell loans that we held primarily for sale to customers in a securitization transaction effected through the REIT. Therefore, in order to avoid the prohibited transactions tax, we engage in such sales of loans through the TRS. We may hold a substantial amount of assets in one or more TRSs that are subject to corporate income tax on its earnings, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders.

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

Most of the distressed loans that we historically acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those loans.

Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides rules for determining what portion of the interest income from loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property or on interests in real property.” Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS issued Revenue Procedure 2011-16, which contains an example regarding the application of the interest apportionment regulation. The example interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that all of the loans that we acquired at a discount under the circumstances contemplated by Revenue Procedure 2011-16 are secured only by real property and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation does not apply to our portfolio.

Nevertheless, if the IRS were to assert successfully that our loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the 75% REIT gross income test, and possibly the asset tests applicable to REITs. If we did not meet this test, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 18, 2020, our common shares were held by 39,094 beneficial holders.

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

There were no sales of unregistered equity securities during the year ended December 31, 2019.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2019, 2018, and 2017 and the condensed consolidated balance sheets data at December 31, 2019, and 2018 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2016 and 2015 and the condensed consolidated balance sheets data at December 31, 2017, 2016, and 2015 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per common share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net gain on investments	$263,318	$81,926	$96,384	$7,175	$53,985
Net gain on loans acquired for sale	170,164	59,185	74,516	106,442	51,016
Net loan servicing fees	(58,918)	120,587	69,240	54,789	49,319
Net interest income	20,439	47,601	43,805	72,354	76,637
Other	93,812	41,768	33,995	31,328	17,808
	488,815	351,067	317,940	272,088	248,765
Expenses:
Expenses payable to PennyMac Financial Services, Inc.	245,899	147,860	146,007	157,737	129,224
Other	52,275	45,219	47,387	52,588	46,237
	298,174	193,079	193,394	210,325	175,461
Income before (benefit from) provision for income taxes	190,641	157,988	124,546	61,763	73,304
(Benefit from) provision for income taxes	(35,716)	5,190	6,797	(14,047)	(16,796)
Net income	$226,357	$152,798	$117,749	$75,810	$90,100
Pretax income (loss) by segment:
Credit sensitive strategies	$182,176	$87,251	$102,214	$17,288	$66,038
Interest rate sensitive strategies	1,148	98,432	22,683	14,041	20,516
Correspondent production	64,593	16,472	42,938	73,842	36,390
Corporate	(57,276)	(44,167)	(43,289)	(43,408)	(49,640)
	$190,641	$157,988	$124,546	$61,763	$73,304
Return on average common shareholders' equity	12.0%	10.2%	7.8%	5.4%	5.9%
Condensed Consolidated Balance Sheets:
Investments:
Short-term	$90,836	$74,850	$18,398	$122,088	$41,865
Mortgage-backed securities at fair value	2,839,633	2,610,422	989,461	865,061	322,473
Loans acquired for sale at fair value	4,148,425	1,643,957	1,269,515	1,673,112	1,283,795
Loans at fair value	270,793	408,305	1,089,473	1,721,741	2,555,788
Excess servicing spread purchased from PFSI	178,586	216,110	236,534	288,669	412,425
Firm commitment to purchase CRT securities	109,513	37,994	—	—	—
Credit risk transfer arrangements assets	2,140,577	1,270,488	687,507	465,669	147,593
Real estate	65,583	128,791	207,089	303,393	350,642
Mortgage servicing rights	1,535,705	1,162,369	844,781	656,567	459,741
	11,379,651	7,553,286	5,342,758	6,096,300	5,574,322
Other assets	391,700	260,075	262,175	261,202	252,602
Total assets	$11,771,351	$7,813,361	$5,604,933	$6,357,502	$5,826,924

Short-term debt	$7,005,986	$5,081,691	$3,269,462	$4,017,232	$3,323,534
Long-term debt	2,159,286	1,011,433	661,715	821,893	867,005
	9,165,272	6,093,124	3,931,177	4,839,125	4,190,539
Other liabilities	155,164	154,105	129,171	167,263	140,272
Total liabilities	9,320,436	6,247,229	4,060,348	5,006,388	4,330,811
Shareholders' equity	2,450,915	1,566,132	1,544,585	1,351,114	1,496,113
Total liabilities and shareholders' equity	$11,771,351	$7,813,361	$5,604,933	$6,357,502	$5,826,924
Per Common Share Data:
Earnings:
Basic	$2.54	$2.09	$1.53	$1.09	$1.19
Diluted	$2.42	$1.99	$1.48	$1.08	$1.16
Cash dividends:
Declared	$1.88	$1.88	$1.88	$1.88	$2.16
Paid	$1.88	$1.88	$1.88	$1.88	$2.30
Year-end:
Share price	$22.29	$18.62	$16.07	$16.37	$15.26
Book value	$21.37	$20.61	$20.13	$20.26	$20.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which include CRT Agreements and CRT strips that absorb credit losses on certain of the loans we sell. We also invest in mortgage-backed securities (“MBS”), and hold excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). We have also historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)) as well as other credit sensitive assets, including loans that finance multifamily and other commercial real estate. We have substantially liquidated our holdings of distressed, multifamily and commercial real estate loans and continue to reduce our holdings of REO.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loan portfolio and MSRs are serviced by PLS.

During the year ended December 31, 2019, we purchased newly originated prime credit quality residential loans with fair values totaling $114.5 billion, as compared to $68.0 billion for the year ended December 31, 2018, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the year ended December 31, 2019, we received sourcing fees totaling $14.4 million, relating to $47.9 billion in UPB of loans that we sold to PLS.

Credit Sensitive Investments

CRT Arrangements

We believe that CRT arrangements are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in its credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities. During the year ended December 31, 2019, we purchased CRT securities (comprised of deposits securing CRT arrangements and CRT strips) totaling $933.4 million, and made commitments to purchase CRT securities with a face amount of $897.2 million. During the year ended December 31, 2019 we recognized investment income of $144.9 million relating to our holdings of CRT securities and $160.2 million related to the firm commitments to purchase the CRT securities. We held CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, and firm commitment to purchase CRT securities) totaling $2.2 billion at December 31, 2019.

Distressed Mortgage Assets

We have invested in distressed loans through direct acquisitions of loan portfolios from institutions such as banks and mortgage companies. During the year ended December 31, 2019, we substantially liquidated our investment in distressed loans, transferred our holdings of real estate held for investment to REO and continue to reduce our holdings of REO. During the year ended December 31, 2019, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed loans and REO totaling $163.2 million. We held $14.4 million of distressed loans and $65.6 million of REO at December 31, 2019.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the year ended December 31, 2019, we received $837.7 million of MSRs as proceeds from sales of loans acquired for sale. We held $1.5 billion of MSRs at fair value at December 31, 2019.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.3 billion and we sold $704.2 million of MBS during the year ended December 31, 2019. We held MBS with fair values totaling $2.8 billion at December 31, 2019.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $1.8 million during the year ended December 31, 2019, pursuant to a spread acquisition agreement with PLS. We held ESS with a fair value totaling $178.6 million at December 31, 2019.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$61,128,081	$29,369,656	$24,314,165	$23,525,952	$14,206,816
To PennyMac Financial Services, Inc.	50,110,085	37,967,724	42,624,288	42,051,505	31,490,920
	$111,238,166	$67,337,380	$66,938,453	$65,577,457	$45,697,736
Net gain on loans acquired for sale	$170,164	$59,185	$74,516	$106,442	$51,016
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of loans	$837,706	$356,755	$290,309	$275,092	$154,474
Investments in CRT arrangements:
Deposits securing CRT arrangements	$933,370	$596,626	$152,641	$306,507	$147,446
Recognition of firm commitment to purchase CRT securities (1)	99,305	30,595	—	—	—
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	897,151	122,581	390,362	92,109	—
Total investments in CRT arrangements	$1,929,826	$749,802	$543,003	$398,616	$147,446

(1)	Initial recognition of firm commitment upon sale of loans.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of our common shares:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
February 14, 2019	7,000	$20.64	$144,480	$142,470
May 9, 2019	8,127	$21.15	171,877	169,605
August 8, 2019	9,200	$21.75	200,100	197,773
December 13, 2019	9,200	$22.10	203,320	200,904
	33,527	$21.47	$719,777	$710,752

“At-the-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into equity distribution agreements to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and /or principal, our common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Quarter ended	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
March 31, 2019	221	$20.76	$4,588	$4,542
June 30, 2019	2,068	$21.68	$44,844	$44,395
September 30, 2019	2,537	$22.17	$56,256	$55,694
December 31, 2019	637	$22.32	$14,217	$14,074
	5,463	$21.95	$119,905	$118,705

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

Critical Accounting Policies

Preparation of financial statements in compliance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

Fair value

Our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether we have elected to carry them at fair value. We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value.

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset or liability’s fair value. These levels are:

		December 31, 2019
Level	Description	Carrying value of assets measured (1)	% total assets	% shareholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$97,504	1%	4%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	7,239,992	61%	295%
Level 3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	4,079,958	35%	167%
	Total assets measured at or based on fair value	$11,417,454	97%	466%
	Total assets	$11,771,351
	Total shareholders’ equity	$2,450,915

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

(2)

For purposes of this discussion, includes Deposits securing credit risk transfer arrangements which are carried at amortized cost. These deposits along with the related CRT derivatives and CRT strips are held in the form of securities which are the basis for valuation of the CRT derivatives and strips.

At December 31, 2019, $11.4 billion, or 97%, of our total assets were carried at fair value on a recurring basis and $65.6 million, or 1% (consisting of REO), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment. Of these assets, $4.1 billion or 35% of total assets are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to lack of observability of significant inputs used to estimate fair value. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in estimating the fair value of these fair value assets and liabilities and their fair values. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these fair value assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant executive management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to PFSI’s Financial Analysis and Valuation group (the “FAV group”). With respect to those valuations, PFSI’s FAV group reports to PFSI’s valuation committee, which oversees the valuations. During 2019, PFSI’s valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of either Net gain on loans acquired for sale or Net gain (loss) on investments. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•

We categorize loans that are saleable into active markets as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in a VIE. We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $4.1 billion at such loans at fair value at December 31, 2019.

•

We categorize loans that are not saleable into active markets as “Level 3” fair value assets. Such loans include substantially all of our investments in distressed loans and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $18.6 million of such loans at fair value at December 31, 2019.

We estimate the fair value of our “Level 3” fair value loans using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

Excess Servicing Spread

We acquire the right to receive the ESS cash flows relating to certain MSRs over the life of the underlying loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net gain (loss) on investments.

Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs discussed below. We use the same discounted cash flow approach to measuring the ESS as we use to value the related MSRs except that certain inputs relating to the cost to service the loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

A shift in the market for ESS or a change in our assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. We held $178.6 million of ESS at December 31, 2019. Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates as of December 31, 2019:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed
	(in thousands)
(20%)	$4,907	$18,565
(10%)	$2,422	$8,878
(5%)	$1,203	$4,344
5%	$(1,188)	$(4,164)
10%	$(2,361)	$(8,160)
20%	$(4,662)	$(15,680)

Derivative Assets

Interest Rate Lock Commitments

Our net gain on loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on loans acquired for sale at fair value before we purchase the loan. In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase loans at specified terms. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the commitment is outstanding.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to the fair value of loans acquired for sale at fair value when the loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and inputs we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on loans acquired for sale and may be included in Net loan servicing fees — from nonaffiliates – Amortization impairment, and change in fair value of mortgage servicing rights when we include the IRLCs in our MSR hedging activities in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the loans that decrease in fair value.

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of gain on sale of loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $11.2 million of net IRLC assets at December 31, 2019. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2019:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(2,537)
(10%)	$(1,269)
(5%)	$(634)
5%	$336
10%	$626
20%	$1,142

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

We have entered into CRT arrangements with Fannie Mae, pursuant to which we sell pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strip or derivative asset relating to this transaction at fair value and recognize changes in the respective asset’s fair value in Net gain (loss) on investments in the consolidated statements of income.

A shift in the market for CRT arrangements or a change in our assessment of an input to the valuation of CRT arrangements can have a significant effect on the fair value of CRT arrangements and in our income for the period. We believe that the most significant “Level 3” fair value input to the valuation of CRT arrangements is the pricing spread (discount rate).

We held $2.2 billion of CRT arrangements assets at December 31, 2019. Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements as of December 31, 2019:

Effect on fair value of a change in pricing spread input
Change in input (in basis points)	Effect on fair value
(in thousands)
(100)	$66,054
(50)	$32,539
(25)	$16,150
25	$(15,918)
50	$(31,605)
100	$(62,309)

Firm commitment to purchase CRT securities

Similar to the CRT arrangements above, we have entered into an agreement with Fannie Mae to purchase CRT securities related to loan pools we sell into Fannie Mae securitizations.

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

A shift in the market for CRT securities or a change in our assessment of an input to the valuation of the firm commitment to purchase CRT securities can have a significant effect on the fair value of the firm commitment to purchase CRT securities. We believe the most significant input to the valuation of the firm commitment to purchase CRT securities is the pricing spread (discount rate).

We held $109.5 million of firm commitment to purchase CRT securities at December 31, 2019. Following is a quantitative summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of firm commitment to purchase CRT securities as of December 31, 2019:

Effect on fair value of a change in pricing spread input
Change in input (in basis points)	Effect on fair value
(in thousands)
(100)	$76,546
(50)	$37,580
(25)	$18,621
25	$(18,290)
50	$(36,256)
100	$(71,248)

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

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period income. Changes in fair value of MSRs are recognized as a component of Net loan servicing fees—from nonaffiliates-amortization, impairment and change in fair value of mortgage servicing rights.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. We held $1.5 billion of MSRs at December 31, 2019. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2019:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$88,582	$160,942	$39,856
(10%)	$43,061	$76,654	$19,928
(5%)	$21,235	$37,436	$9,964
5%	$(20,666)	$(35,768)	$(9,964)
10%	$(40,783)	$(69,973)	$(19,928)
20%	$(79,453)	$(134,068)	$(39,856)

The preceding asset analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Critical Accounting Policies Not Tied to Fair Value

Liability for Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties made to the buyers of our loans and considers a combination of factors, including, but not limited to, estimated future default and loan defect rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent seller who sold the loan to us. We establish a liability at the time we sell the loans to the investors and periodically update our liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor behavior, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff. The liability estimate is reviewed and approved by our senior management credit committee which includes our chief executive, chief risk, chief credit, chief mortgage operations, and chief mortgage banking officers.

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change. As a result of these changes, we adjust the estimate of our liability for representations and warranties. Such adjustments may be material to our financial condition and income and, when made, are included in Net gain on loans acquired for sale-from nonaffiliates.

Consolidation—Variable Interest Entities

We enter into various types of transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer loans on our balance sheet to an SPE, which then issues various forms of interests in those assets to investors. In a securitization transaction, we typically receive cash and/or beneficial interests in an SPE in exchange for the assets we transfer.

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

When an SPE is a VIE, holders of variable interests in that entity must evaluate whether they are the VIE’s primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. The primary beneficiary of a VIE must include the assets and liabilities of the VIE on its consolidated balance sheet. Therefore, our evaluation of a securitization as a VIE and our status as the VIE’s primary beneficiary can have a significant effect on our balance sheet.

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative and credit risk transfer strip assets and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•

The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposit securing credit risk transfer agreements, Derivative and credit risk transfer strip assets which represent our Interest-only (“IO”) ownership interest and Recourse Obligation, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative credit risk transfer strip assets, Firm commitment to purchase credit risk transfer securities and Interest-only security payable at fair value in Net gain (loss) on investments in the consolidated income statements.

•

The VIE that holds loans we have securitized is also shown as its constituent assets and liabilities- Loans at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financing of a variable interest entity at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements. Changes in the fair value of loans held in the VIE and the associated asset-backed financing are included in Net gain (loss) on investments.

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

Non-Cash Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and ESS), our firm commitment to purchase CRT securities, our derivatives, our MSRs, and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net gain on investments:
Mortgage-backed securities	$77,283	$(11,262)	$5,498
Loans:
Held in a variable interest entity	7,883	(8,499)	4,266
Distressed	(7,169)	(11,514)	(5,711)
ESS	(7,530)	11,084	(14,530)
CRT arrangements	(11,445)	6,015	71,997
Firm commitment to purchase CRT securities	60,943	7,399	—
Interest-only security payable at fair value	10,302	(19,332)	(11,033)
Asset-backed financing of a VIE	(7,553)	9,610	(3,426)
	122,714	(16,499)	47,061
Net gain on loans acquired for sale:
Receipt of MSRs in sale transactions	837,706	356,755	290,309
Fair value of commitment to purchase credit risk transfer securities	99,305	30,595	—
Provision for losses relating to representations and warranties provided in loan sales	(228)	1,176	6,532
Change in fair value during the year of loans and derivatives held at year end	(5,050)	13,833	(9,223)
	931,733	402,359	287,618
Net loan servicing fees—MSR valuation adjustments	(464,353)	(58,780)	(14,135)
Net interest income—Capitalization of interest pursuant to loan modifications	2,318	7,439	30,795
	$592,412	$334,519	$351,339
Net investment income	$488,815	$351,067	$317,940
Non-cash items as a percentage of net investment income	121%	95%	111%

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities;
•

Hedging instruments when we receive or make margin deposits as the fair value of respective instrument changes, when the instruments mature or when we effectively cancel the transactions through offsetting trades;

•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold;
•

CRT arrangements through a portion of both the interest payments collected on loans in the CRT arrangements’ reference pools and the release to us of the deposits securing the arrangements as principal on such loans is repaid;

•	Our provision for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on related deposits.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per common share amounts)
Net investment income	$488,815	$351,067	$317,940
Expenses	298,174	193,079	193,394
Pretax income	190,641	157,988	124,546
(Benefit from) provision for income taxes	(35,716)	5,190	6,797
Net income	226,357	152,798	117,749
Dividends on preferred shares	24,938	24,938	15,267
Net income attributable to common shareholders	$201,419	$127,860	$102,482
Pretax income (loss) by segment:
Credit sensitive strategies	$182,176	$87,251	$102,214
Interest rate sensitive strategies	1,148	98,432	22,683
Correspondent production	64,593	16,472	42,938
Corporate	(57,276)	(44,167)	(43,289)
	$190,641	$157,988	$124,546
Return on average common shareholder's equity	12.0%	10.2%	7.8%
Earnings per common share:
Basic	$2.54	$2.09	$1.53
Diluted	$2.42	$1.99	$1.48
Dividends per common share	$1.88	$1.88	$1.88
At year end:
Total assets	$11,771,351	$7,813,361	$5,604,933
Book value per common share	$21.37	$20.61	$20.13
Closing prices per common share	$22.29	$18.62	$16.07

Our net income during the year ended December 31, 2019 increased by $73.6 million, reflecting the growth of our CRT-related investments and the effects of decreasing mortgage interest rates in our interest rate sensitive strategies segment during the year ended December 31, 2019, as compared to the same period in 2018. These results were supplemented by a $40.9 million decrease in provision for income taxes.

The increase in pretax results is summarized below:

•

Our credit sensitive strategies segment benefitted from growth in our investments in CRT arrangements as well as from the decrease in our investment in distressed loans; we recognized a $71.3 million increase in gains on CRT arrangements as well as an $8.0 million decrease in losses on loans at fair value.

•

Our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $121.5 million increase in valuation gains on our investment in MBS and hedging gains which was offset by a $179.5 million decrease in net servicing fees caused by fair value adjustments to our investment in MSRs, and a $5.4 million decrease in net interest income resulting from the expiration of a master repurchase agreement that provided us with incentives to finance loans satisfying certain consumer debt relief characteristics.

•

Our correspondent production segment benefitted from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout 2019, resulting in a $48.1 million increase in our pretax income.

•	Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in our TRS, resulting in an income tax benefit for the year ended December 31, 2019.

Our net income increased by $25.4 million during the year ended December 31, 2018, as compared to the same period in 2017, primarily due to an increase in our interest rate sensitive strategies segment, resulting from the generally increasing interest rates in 2018 compared to 2017.

Credit sensitive strategies segment pretax income decreased by $15.0 million during the year ended December 31, 2018, as compared to the same period in 2017 from $102.2 million to $87.3 million due to decreased gains on CRT Agreements and increased losses on distressed loans. During the year ended December 31, 2017, our credit sensitive strategies segment recognized net investment income totaling $133.4 million primarily due to gains from our investments in CRT Agreements which reflected both growth in our investment in CRT Agreements and a tightening of credit spreads (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to U.S. Treasury securities).

During the year ended December 31, 2018, pretax income in our interest rate sensitive strategies segment increased by $75.7 million compared to 2017. Our interest rate sensitive strategies segment recognized net investment income totaling $133.6 million, an increase of $81.8 million from $51.8 million during the same period in 2017, primarily due to increased net servicing income, reflecting the growth in our servicing portfolio supplemented by the beneficial effect of the increasing fair value, net of hedging results, of our servicing assets.

In our correspondent production activities, our net investment income decreased by $26.4 million during the year ended December 31, 2018, as compared to the same period in 2017, from $132.0 million to $105.6 million. Our net gain on loans acquired for sale decreased due to tightening gain on sale margins, resulting from a smaller mortgage market size. However, we maintained our loan production volume in a smaller mortgage market in part due to the continued growth of our correspondent seller network.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net gain on investments	$263,318	$81,926	$96,384
Net gain on loans acquired for sale	170,164	59,185	74,516
Net loan origination fees	87,997	43,321	40,184
Net loan servicing fees	(58,918)	120,587	69,240
Net interest income	20,439	47,601	43,805
Results of real estate acquired in settlement of loans	771	(8,786)	(14,955)
Other	5,044	7,233	8,766
	$488,815	$351,067	$317,940

Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$77,283	$(11,262)	$5,498
Loans at fair value:
Held in a VIE	7,883	(8,499)	4,266
Distressed	(7,169)	(15,197)	(684)
CRT arrangements	110,676	92,943	123,728
Firm commitment to purchase CRT securities	60,943	7,399	—
Asset-backed financings of a VIE at fair value	(7,553)	9,610	(3,426)
Hedging derivatives	28,785	(4,152)	(18,468)
	270,848	70,842	110,914
From PFSI—ESS	(7,530)	11,084	(14,530)
	$263,318	$81,926	$96,384

The increase in net gain on investments during 2019, as compared to 2018, was caused primarily by increased gains from our investments in MBS and CRT commitments, partially offset by the ESS losses. These changes reflect the benefit of generally decreasing interest rates on MBS fair value and of decreasing credit spreads during most of 2019 on the fair value of existing firm commitments to purchase CRT securities. The decrease in net gain on investments during 2018 as compared to 2017 was caused primarily by decreased gains from our CRT arrangements during 2018. The decrease in gains from CRT arrangements reflects increases in the credit spreads included in discount rates used in valuation of CRT arrangements during 2018.

Mortgage-Backed Securities

During 2019, we recognized net valuation gains on MBS of $77.3 million, as compared to net valuation losses of $11.3 million during 2018. The gains we recorded for the year ended December 31, 2019 reflect the influence of decreasing interest rates during 2019, as compared to increasing interest rates during 2018, and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $922.5 million, or 55%, during the year ended December 31, 2019, as compared to 2018. During the year ended December 31, 2017, we recognized net valuation gains on MBS of $5.5 million.

Loans at Fair Value – Distressed

Net losses on our investment in distressed loans at fair value are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Valuation changes:
Performing loans	$(2,680)	$2,331	$30,721
Nonperforming loans	(5,459)	(13,845)	(36,432)
	(8,139)	(11,514)	(5,711)
Gain on payoffs	1,137	677	3,101
(Loss) gain on sale	(167)	(4,360)	1,926
	$(7,169)	$(15,197)	$(684)
Average portfolio balance at fair value	$75,251	$473,458	$1,152,930
Proceeds from liquidation of loans
Sales	$78,064	$563,403	$415,157
Repayments and liquidation	10,205	37,441	101,253
	$88,269	$600,844	$516,410

	December 31, 2019	December 31, 2018
	(in thousands)
Nonperforming loans	$11,247	$88,926
Performing loans	3,179	28,806
	$14,426	$117,732

During the year ended December 31, 2019, we substantially liquidated our remaining investment in distressed loans through sales to nonaffiliates. We received proceeds from the sale of loans at fair value totaling $78.1 million compared to $563.4 million in 2018.

CRT Arrangements

The activity in and balances relating to our CRT Agreements, firm commitments to purchase CRT securities and CRT strips are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
UPB of loans sold	$47,748,300	$21,939,277	$14,529,548

Investments:
Deposits securing CRT arrangements	$933,370	$596,626	$152,641
Change in expected face amount of firm commitment to purchase CRT securities and commitments to fund Deposits securing CRT arrangements resulting from sales of loans	897,151	122,581	390,362
	$1,830,521	$719,207	$543,003

Investment income:
Net gain on investments:
Derivative and CRT strip assets:
CRT strips
Realized	$32,200
Valuation changes	(1,874)
	30,326
CRT derivatives
Realized	79,619	$86,928	$51,731
Valuation changes	(9,571)	25,347	83,030
	70,048	112,275	134,761
Interest-only security payable at fair value	10,302	(19,332)	(11,033)
	110,676	92,943	123,728
Firm commitments to purchase CRT securities	60,943	7,399	—
	171,619	100,342	123,728
Net gain on loans acquired for sale - Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	99,305	30,595	—
Interest income - Deposits securing CRT arrangements	34,229	15,441	4,291
	$305,153	$146,378	$128,019

Payments made to settle losses on credit risk transfer arrangements	$5,165	$2,133	$1,396

	December 31, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$54,930	$—
CRT derivatives	115,863	123,987
	$170,793	$123,987
Firm commitment to purchase credit risk transfer securities at fair value	$109,513	$37,994
Deposits securing credit risk transfer arrangements	$1,969,784	$1,146,501
Interest-only security payable at fair value	$25,709	$36,011

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$142,183	$87,976
Deposits securing CRT arrangements	$1,969,784	$1,146,501

Face amount of firm commitment to purchase CRT securities	$1,502,203	$605,052

UPB of loans - funded credit risk transfer arrangements	$41,944,117	$29,934,003
Collection status (UPB):
Delinquency
Current	$41,355,622	$29,633,133
30—89 days delinquent	$463,331	$228,296
90—180 days delinquent	$106,234	$39,826
180 or more days delinquent	$8,802	$4,208
Foreclosure	$10,128	$5,180
Bankruptcy	$55,452	$23,360

UPB of loans - firm commitment to purchase CRT securities	$38,738,396	$16,392,300
Collection status (UPB):
Delinquency
Current	$38,581,080	$16,329,044
30—89 days delinquent	$146,256	$61,035
90—180 days delinquent	$9,109	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$1,951	$—
Bankruptcy	$2,980	$1,258

The increase in gains recognized on CRT arrangements is due to growth in such investments which increased realized gains in the form of interest on our IO interest, on our investments, partially offset by valuation losses which reflect increases in both credit spreads and prepayment expectations for certain of our CRT investments during the year ended December 31, 2019, compared to 2018.

During 2018, the decrease in gains recognized on CRT arrangements is due to the reduced valuation gains recognized resulting from smaller decreases in credit spreads during 2018 as compared to 2017. The decreased valuation gains were partially offset by growth in the realized gain on CRT arrangements resulting from growth in our CRT portfolio.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $7.5 million for the year ended December 31, 2019, as compared to fair value gains of $11.1 million during 2018. The change in valuation results during 2019 as compared to 2018 reflects the different interest rate environments that prevailed between the periods. The decreasing interest rates that prevailed during 2019 as compared to 2018 resulted in increased prepayment expectations for the loans underlying the ESS. Such prepayment expectations result in reduced cash flow expectations, negatively affecting the assets’ fair values.

We recognized fair value losses relating to our investment in ESS totaling $14.5 million during 2017. Losses recognized during 2017 reflected the effects of volatile interest rates and a flattening yield curve during the year, partially offset by a decreasing investment in ESS.

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(687,317)	$(363,271)	$(209,898)
Hedging activities	(88,633)	9,172	(15,288)
	(775,950)	(354,099)	(225,186)
Non-cash gain:
Receipt of MSRs in loan sale transactions	837,706	356,755	290,309
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(3,778)	(2,531)	(3,147)
Reduction in liability due to change in estimate	3,550	3,707	9,679
	(228)	1,176	6,532
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	99,305	30,595	—
Change in fair value during the year of financial instruments held at year end:
IRLCs	(834)	7,356	855
Loans	(1,765)	(9,685)	5,879
Hedging derivatives	(2,451)	16,162	(15,957)
	(5,050)	13,833	(9,223)
	931,733	402,359	287,618
Total from non—affiliates	155,783	48,260	62,432
From PFSI—cash gain	14,381	10,925	12,084
	$170,164	$59,185	$74,516

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$63,323,599	$29,341,579	$24,855,512
Acquisition of loans for sale:
To nonaffiliates	$57,396,037	$26,438,464	$22,971,119
To PFSI	49,116,781	36,366,180	40,050,776
	$106,512,818	$62,804,644	$63,021,895

The changes in net gain on loans acquired for sale during the year ended December 31, 2019, as compared to 2018, reflects both the effects of increasing demand in the mortgage market on our loan sales volume and gain on sale margins and the fair value of our commitment to invest in the credit risk assets arising from our loan production. We included $99.3 million in gain on sale of loans related to our continued involvement in the credit risk relating to the loans we sold during the year ended December 31, 2019, as compared to $30.6 million during 2018. Our commitment to invest in this credit risk contributed approximately 58% of our gain on loans acquired for sale during 2019 and 52% during 2018.

Non-cash elements of gain on sale of loans

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 492% of our gain on sale of loans at fair value and 171% of our net investment income for the year ended December 31, 2019 as compared to 605% and 102%, respectively, for the year ended December 31, 2018 and 398% and 93% for the year ended December 31, 2017, respectively.  As discussed in the Critical Accounting Policies section above, these estimates change over time and such changes may be material to our future results of operations and financial condition.

How we measure and update our measurements of MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

We recognize a liability for losses we expect to incur relating to representations and warranties created in our loan sales transactions. Our agreements with the purchasers include representations and warranties related to the loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. We recorded a provision for losses relating to representations and warranties of $3.8 million, $2.5 million and $3.1 million as part of our loan sales in each of the years ended December 31, 2019, 2018 and 2017, respectively.

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

Following is a summary of the indemnification and repurchase activity and loans subject to representations and warranties:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of year	$7,075	$5,926	$4,856
New indemnifications	583	1,937	2,069
Less: Indemnified loans repaid or refinanced	1,961	788	999
Loans indemnified at end of year	$5,697	$7,075	$5,926
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$603	$781	$1,145
Repurchase activity (UPB):
Loans repurchased	$22,648	$12,208	$11,596
Less:
Loans repurchased by correspondent sellers	13,745	8,455	7,669
Loans repaid by borrowers	4,830	2,713	4,133
Net indemnified loans repurchased or (resolved)	$4,073	$1,040	$(206)
Net losses charged (recovery credited) to liability for representations and warranties	$128	$(12)	$140
At end of year:
Loans subject to representations and warranties	$122,163,186	$90,427,100	$71,416,333
Liability for representations and warranties	$7,614	$7,514	$8,678

The losses on representations and warranties we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased loans from the correspondent sellers. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases, as the loans sold season, as our investors’ and guarantors’ loss mitigation strategies change and as our correspondent sellers’ ability and willingness to repurchase loans change, we expect that the level of repurchase activity and associated losses may increase.

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

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

We record adjustments to our liability for losses on representations and warranties as economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us. Such adjustments may be material to our financial position and income in future periods.

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded reductions in liabilities for representations and warranties for previously sold loans totaling $3.6 million, $3.7 million and $9.7 million during each of the years ended December 31, 2019, 2018 and 2017, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during 2019, as compared to 2018 and 2017, reflects an increase in our purchases of loans with delivery fees.

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

Net loan servicing fees are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$295,390	$204,663	$164,776
Other	24,099	8,062	6,523
Effect of MSRs fair value changes:
Realization of cashflows and amortization	(202,322)	(119,552)	(91,386)
Market changes and impairment	(262,031)	60,772	(10,249)
	(464,353)	(58,780)	(101,635)
Gain on sale	—	—	660
Gains (losses) on hedging derivatives	80,622	(35,550)	(2,512)
	(383,731)	(94,330)	(103,487)
Net servicing fees from non-affiliates	(64,242)	118,395	67,812
From PFSI—MSR recapture income	5,324	2,192	1,428
Net loan servicing fees	$(58,918)	$120,587	$69,240
Average servicing portfolio UPB	$110,075,179	$80,500,212	$63,836,843

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees decreased by $179.5 million during the year ended December 31, 2019 as compared to 2018. The decrease in net loan servicing fees during 2019, as compared to 2018, was primarily attributable to the negative effect of the decrease in fair value of our MSRs, net of hedging derivative gains, resulting from decreasing interest rates during 2019 compared to 2018. This negative effect was partially offset by growth in our loan servicing portfolio resulting from our correspondent production activities which included retention of a higher servicing fee rate relating to loans sold during 2019 as compared to 2018.

The fair value changes attributable to market inputs such as projected prepayment speeds decreased by $322.8 million, primarily due to the effect of lower interest rates that prevailed during the year ended December 31, 2019, as compared to the effect of increasing interest rates on prepayment experience and expectations that prevailed during the same period in 2018. This loss was partially offset by an increase in hedging gains of $116.2 million, as compared to the same period in 2018.

Loan servicing fees (including ancillary and other fees) increased by $106.8 million during the year ended December 31, 2019, reflecting the growth of our servicing portfolio and retention of a higher servicing fee rate relating to loans sold during 2019, as compared to 2018. This increase was offset by increases in realization of cash flows of $82.8 million during the year ended December 31, 2019. Realization of cash flows increased disproportionately to the increase in servicing fees due to acceleration of the rate of realization caused by the increased prepayment experience and expectations that accompany lower interest rates.

Net loan servicing fees increased during the year ended December 31, 2018, as compared to 2017, by $51.3 million. The increase in net loan servicing fees during the year ended December 31, 2018, as compared to the year ended December 31, 2017, was primarily attributable to a 26% increase in the average size of our servicing portfolio measured in UPB during 2018, as compared to 2017, supplemented by the beneficial effect of an increase in fair value of our MSRs as a result of increasing interest rates during 2018 compared to 2017.

Net Interest Income

Net interest income is summarized below:

	For the year ended December 31, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$4,559	$—	$4,559	$164,577	2.73%
Mortgage-backed securities	91,303	(12,853)	78,450	2,591,828	2.99%
Loans acquired for sale at fair value	121,387	—	121,387	2,754,955	4.35%
Loans at fair value:
Held by variable interest entity	10,632	1,102	11,734	281,449	4.11%
Distressed	1,671	2,177	3,848	75,251	5.04%
	12,303	3,279	15,582	356,700	4.31%
ESS from PFSI	10,291	—	10,291	197,273	5.15%
Deposits securing CRT arrangements	34,229	—	34,229	1,639,885	2.06%
	274,072	(9,574)	264,498	7,705,218	3.39%
Placement fees relating to custodial funds	52,587	—	52,587
Other	800	—	800
	327,459	(9,574)	317,885	$7,705,218	4.07%
Liabilities:
Assets sold under agreements to repurchase (2)	$182,261	$(4,050)	$178,211	$5,600,469	3.14%
Mortgage loan participation purchase and sale agreements	1,412	158	1,570	40,036	3.87%
Notes payable	51,735	2,233	53,968	1,101,501	4.83%
Exchangeable Notes	15,344	1,693	17,037	279,207	6.02%
Asset-backed financings of a VIE at fair value	9,263	2,061	11,324	267,539	4.17%
Assets sold to PFSI under agreement to repurchase	6,302	—	6,302	118,264	5.33%
	266,317	2,095	268,412	7,407,016	3.57%
Interest shortfall on repayments of loans serviced for Agency securitizations	25,776	—	25,776
Interest on loan impound deposits	3,258	—	3,258
	$295,351	$2,095	$297,446	$7,407,016	3.96%
Net interest income	$32,108	$(11,669)	$20,439
Net interest margin					0.26%
Net interest spread					0.11%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2019, we included $10.8 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	For the year ended December 31, 2018
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$852	$—	$852	$37,939	2.25%
Mortgage-backed securities	60,280	(4,793)	55,487	1,669,373	3.33%
Loans acquired for sale at fair value	75,610	—	75,610	1,577,395	4.81%
Loans at fair value:
Held by variable interest entity	11,713	100	11,813	301,398	3.93%
Distressed	14,027	7,639	21,666	473,458	4.59%
	25,740	7,739	33,479	774,856	4.33%
ESS from PFSI	15,138	—	15,138	231,448	6.56%
Deposits securing CRT arrangements	15,441	—	15,441	751,593	2.06%
	193,061	2,946	196,007	5,042,604	3.90%
Placement fees relating to custodial funds	26,065	—	26,065
Other	700	—	700
	219,826	2,946	222,772	$5,042,604	4.43%
Liabilities:
Assets sold under agreements to repurchase (2)	126,675	(11,292)	115,383	$3,901,772	2.97%
Mortgage loan participation purchase and sale agreements	2,205	217	2,422	64,512	3.76%
Notes payable	14,027	596	14,623	300,035	4.89%
Exchangeable Notes	13,437	1,164	14,601	250,000	5.86%
Asset-backed financings of a VIE at fair value	10,244	577	10,821	288,244	3.76%
Assets sold to PFSI under agreement to repurchase	7,462	—	7,462	138,155	5.42%
	174,050	(8,738)	165,312	4,942,718	3.35%
Interest shortfall on repayments of loans serviced for Agency securitizations	7,324	—	7,324
Interest on loan impound deposits	2,535	—	2,535
	183,909	(8,738)	175,171	$4,942,718	3.55%
Net interest income	$35,917	$11,684	$47,601
Net interest margin					0.94%
Net interest spread					0.88%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2018, we included $19.7 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	For the year ended December 31, 2017
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$576	$—	$576	$34,804	1.66%
Mortgage-backed securities	34,805	(5,367)	29,438	1,026,850	2.87%
Loans acquired for sale at fair value	53,164	—	53,164	1,366,017	3.90%
Loans at fair value:
Held by variable interest entity	12,981	1,444	14,425	344,942	4.19%
Distressed	33,106	30,507	63,613	1,152,930	5.53%
	46,087	31,951	78,038	1,497,872	5.22%
ESS from PFSI	16,951	—	16,951	264,858	6.42%
Deposits securing CRT arrangements	4,291	—	4,291	501,778	0.86%
	155,874	26,584	182,458	4,692,179	3.89%
Placement fees relating to custodial funds	12,517	—	12,517
Other	201	—	201
	168,592	26,584	195,176	$4,692,179	4.17%
Liabilities:
Assets sold under agreements to repurchase (2)	86,067	7,513	93,580	$3,487,150	2.69%
Mortgage loan participation purchase and sale agreements	1,468	125	1,593	61,807	2.58%
Notes payable	8,429	4,205	12,634	145,638	8.70%
Exchangeable Notes	13,438	1,097	14,535	250,000	5.83%
Asset-backed financings of a VIE at fair value	11,403	1,781	13,184	331,409	3.99%
Assets sold to PFSI under agreement to repurchase	8,084	(46)	8,038	149,319	5.40%
	128,889	14,675	143,564	4,425,323	3.25%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,928	—	5,928
Interest on loan impound deposits	1,879	—	1,879
	$136,696	$14,675	$151,371	$4,425,323	3.43%
Net interest income	$31,896	$11,909	$43,805
Net interest margin					0.93%
Net interest spread					0.74%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2017, we included $3.1 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Year ended December 31, 2019			Year ended December 31, 2018
	vs.			vs.
	Year ended December 31, 2018			Year ended December 31, 2017
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$242	$3,465	$3,707	$220	$56	$276
Mortgage-backed securities	(5,339)	28,302	22,963	5,289	20,760	26,049
Loans acquired for sale at fair value	(6,553)	52,330	45,777	13,456	8,990	22,446
Loans at fair value:
Held by variable interest entity	728	(807)	(79)	(867)	(1,745)	(2,612)
Distressed	2,282	(20,100)	(17,818)	(9,417)	(32,530)	(41,947)
	3,010	(20,907)	(17,897)	(10,284)	(34,275)	(44,559)
ESS from PFSI	(2,803)	(2,044)	(4,847)	365	(2,178)	(1,813)
Deposits securing CRT arrangements	251	18,537	18,788	8,229	2,921	11,150
	(11,192)	79,683	68,491	17,275	(3,726)	13,549
Placement fees relating to custodial funds	—	26,522	26,522	—	13,548	13,548
Other	—	100	100	—	499	499
	(11,192)	106,305	95,113	17,275	10,321	27,596
Liabilities:
Assets sold under agreements to repurchase	9,342	53,486	62,828	10,066	11,737	21,803
Mortgage loan participation purchase and sale agreement	104	(956)	(852)	756	73	829
Notes payable	78	39,267	39,345	(7,252)	9,241	1,989
Exchangeable Notes	675	1,761	2,436	66	—	66
Asset-backed financing of a VIE at fair value	1,316	(813)	503	(713)	(1,650)	(2,363)
Assets sold to PFSI under agreement to repurchase	(99)	(1,061)	(1,160)	27	(603)	(576)
	11,416	91,684	103,100	2,950	18,798	21,748
Interest shortfall on repayments of loans serviced for Agency securitizations	—	18,452	18,452	—	1,396	1,396
Interest loan impound deposits	—	723	723	—	656	656
	11,416	110,859	122,275	2,950	20,850	23,800
Net interest income	$(22,608)	$(4,554)	$(27,162)	$14,325	$(10,529)	$3,796

The decrease in net interest income during the year ended December 31, 2019, as compared to the year ended December 31, 2018, reflects increased financing of non-interest earning assets such as MSRs, CRT derivatives and CRT strips, along with a shift in our interest-earning investments toward MBS and away from distressed assets and the expiration of a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics:

•

During 2019, we issued approximately $1.3 billion of term notes secured by our investments in CRT arrangements. While we earn interest on the Deposits securing credit risk transfer arrangements, most of the net investment income we earn relating to these arrangements is included in Net gain on investments.

•

During 2019, as noted above, our production of loans for sale increased significantly due to decreases in market mortgage interest rates as borrowers refinanced their existing loans. Generally, when a borrower repays its loan, we are responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan. The increase in refinancing activity in our MSR portfolio caused an $18.5 million increase in the interest shortfall on payments of Agency securitizations as compared to the amount we incurred in 2018.

•

Included in net interest income as a reduction of interest expense relating to Assets sold under agreements to repurchase for the year ended December 31, 2019 are $10.8 million, compared to $19.7 million during the year ended December 31, 2018, of incentives we recognized relating to a master repurchase agreement. This master repurchase agreement expired on August 21, 2019.

These reductions in net interest income were partially offset by:

•

An increase in placement fees relating to custodial funds, which reflects the growth in our MSR portfolio from 2018 to 2019 partially offset by reductions in the placement fee rates we are able to obtain from the banks where we place the custodial funds.

•

An increase in net interest income from increases in our investment in MBS and loans acquired for sale. Our average investment in MBS increased by approximately $922.5 million, or 55%, during 2019, as compared to 2018, and our average investment in loans held for sale increased by approximately $1.2 billion, or 75%, during 2019, as compared to 2018.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2019, we recorded net gains of $771,000, as compared to losses of $8.8 million and $15.0 million for the same periods in 2018 and 2017, respectively, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets. During the quarter ended June 30, 2019, we committed to liquidate our real estate held for investment. As the result of this commitment, we transferred $30.4 million of real estate held for investment to REO. Notwithstanding this transfer, REO balances have decreased to $65.6 million at December 31, 2019 from $85.7 million at December 31, 2018.

Results of REO are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Proceeds from sales of REO	$74,973	$99,194	$166,921
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	$(6,527)	$(17,323)	$(27,505)
Gain on sale, net	7,298	8,537	12,550
	$771	$(8,786)	$(14,955)
Number of properties sold	338	570	1,158
Average carrying value of REO	$80,142	$118,461	$211,841
At year end:
Carrying value	$65,583	$85,681	$162,865
Number of properties	189	295	589

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$160,610	$81,350	$80,359
Loan servicing fees	48,797	42,045	43,064
Management fees	36,492	24,465	22,584
Loan origination	15,105	6,562	7,521
Compensation	6,897	6,781	6,322
Professional services	5,556	6,380	6,905
Safekeeping	5,097	1,805	2,918
Loan collection and liquidation	4,600	7,852	6,063
Other	15,020	15,839	17,658
	$298,174	$193,079	$193,394

Expenses increased $105.1 million, or 54%, during the year ended December 31, 2019, as compared to 2018, primarily due to increased loan fulfillment fees attributable to increases in our production volume partially offset by a reduction in the average fulfillment fee rate we incurred during 2019, as compared to the same period in 2018, as well as an increase in the management fee we incurred, reflecting both the growth in our shareholders’ equity and profitability which are the basis for our fees. Expenses decreased $315,000 during the year ended December 31, 2018, as compared to 2017, primarily due to the decreased size of our distressed asset portfolio offset by increased management fees due to an increase in shareholders’ equity and increased incentive-based fees.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The fee is calculated as a percentage of the UPB of the loans purchased. Loan fulfillment fees are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Fulfillment fee expense	$160,610	$81,350	$80,359
UPB of loans fulfilled by PLS	$56,033,704	$26,194,303	$22,971,119
Average fulfillment fee rate (in basis points)	29	31	35

The increase in loan fulfillment fees during 2019, as compared to 2018 and 2017, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a decrease in the average fulfillment fee rate due to an increase in discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$1,772	$1,037	$954
Loans at fair value	2,207	7,555	15,610
MSRs	44,818	33,453	26,500
	$48,797	$42,045	$43,064
Average investment in:
Loans acquired for sale at fair value	$2,754,955	$1,577,395	$1,366,017
Loans at fair value:
Distressed	$75,251	$473,458	$1,152,930
Held in a VIE	$281,449	$301,398	$344,942
Average MSR portfolio UPB	$110,075,179	$80,500,212	$63,836,843
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$5,324	$2,192	$1,428

Loan servicing fees increased by $6.8 million during the year ended December 31, 2019, as compared to 2018 and $5.7 million compared to 2017. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs, partially offset by reductions in the distressed loan portfolio resulting from the ongoing wind-down of this investment throughout the years presented.

Loan servicing fees decreased by $1.0 million during the year ended December 31, 2018, as compared to 2017. The decrease in loan servicing fees was primarily due to reductions in the distressed loan portfolio resulting from the ongoing wind-down of this investment throughout 2018. This decrease was partially offset by the increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fee rates relating to distressed loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed loans had a more significant effect on loan servicing fees during 2018 than the additions of new MSRs.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Base	$29,303	$23,033	$22,280
Performance incentive	7,189	1,432	304
	$36,492	$24,465	$22,584
Average shareholders' equity amounts used to calculate base management fee expense	$1,958,970	$1,535,590	$1,484,446
Return on average common shareholder's equity	12%	10.2%	7.8%

Management fees increased by $12.0 million during the year ended December 31, 2019, as compared to 2018 and $13.9 million compared to 2017, due to increases in both the base management and performance incentive fees. Performance incentive fees are based on our profitability in relation to our common shareholders’ equity. The increase in the base management fee is due to increases in our average shareholders’ equity as the result of common share issuances during the year ended December 31, 2019. The increases in performance incentive fees also reflects the increase in average shareholders’ equity and the increases in our return on common shareholders’ equity from 10.2% during 2018 to 12.0% during 2019.

Management fees increased by $1.9 million during 2018, as compared to 2017, primarily due to the increase in the 2018 performance incentives as well as the increase in our shareholders’ equity, which is the basis for the calculation of our base management fee.

Loan origination

Loan origination expenses increased $8.5 million or 130% during 2019 as compared to 2018 reflecting the increases in our loan originations produced through our correspondent production activities. Loan origination expenses decreased slightly in 2018 compared 2017, due to tax related adjustments.

Compensation

Compensation expense increased $116,000 during 2019, as compared to 2018, primarily due to an increase in share-based compensation expense, reflecting changes in performance expectations relating to the performance-based restricted share unit awards.

Safekeeping

Safekeeping expense increased by $3.3 million during 2019 as compared to 2018 as a result of our increase in correspondent acquisition-volume.  Our correspondent acquisition volume increased by $29.8 billion in UPB, or 114%, in 2019, from $26.2 billion during 2018 and $23.0 billion during 2017.

Loan collection and liquidation

Loan collection and liquidation expenses decreased $3.3 million during 2019 as compared to 2018 due to decreased investment in our portfolio of nonperforming loans, reflecting the ongoing wind-down of this investment. Loan collection and liquidation expenses increased $1.8 million during 2018 as compared to 2017, due to our continuing collection and liquidation efforts relating to our portfolio of nonperforming mortgage loans.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Common overhead allocation from PFSI	$5,340	$4,640	$5,306
Bank service charges	2,552	1,522	2,150
Technology	1,616	1,408	1,479
Insurance	1,239	1,193	1,150
Other	4,273	7,076	7,573
	$15,020	$15,839	$17,658

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

Our effective tax rates were (18.8)% for the year ended December 31, 2019 and 3.3% for the year ended December 31, 2018. Our TRS recognized a tax benefit of $36.4 million on a loss of $187.8 million while our consolidated pretax income was $190.6 million for the year ended December 31, 2019. For 2018, the TRS recognized tax expense of $4.5 million on income of $31.1 million while our consolidated pretax income was $158.0 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

We evaluated the net deferred tax asset of our TRS and established a deferred tax valuation allowance in the amount of $13.6 million.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2019	(in thousands)
Net investment income (expense)
Net loan servicing fees/ESS transactions	$(58,918)	$817,041	$758,123	$758,123	$—
Net gain (loss) on mortgage loans acquired for sale	170,164	(936,911)	(766,747)	(766,747)	—
Loan origination fees	87,997	—	87,997	87,997	—
Net gain (loss) on investments	263,318	(208,354)	54,964	77,585	(22,621)
Net interest income (expense)	20,439	45,127	65,566	(105,524)	171,090
Results of real estate acquired in settlement of loans	771	(4,152)	(3,381)	(3,381)	—
Other	5,044	—	5,044	3,839	1,205
Net investment income	488,815	(287,249)	201,566	51,892	149,674
Expenses	298,174	6,046	304,220	271,530	32,690
REIT dividend deduction	—	117,092	117,092	—	117,092
Total expenses and dividend deduction	298,174	123,138	421,312	271,530	149,782
Income (loss) before (benefit from) provision for income taxes	190,641	(410,387)	(219,746)	(219,638)	(108)
(Benefit from) provision for income taxes	(35,716)	35,608	(108)	—	(108)
Net income (loss)	$226,357	$(445,995)	$(219,638)	$(219,638)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2019	2018
	(in thousands)
Assets
Cash	$104,056	$59,845
Investments:
Short-term	90,836	74,850
Mortgage-backed securities at fair value	2,839,633	2,610,422
Loans acquired for sale at fair value	4,148,425	1,643,957
Loans at fair value	270,793	408,305
ESS	178,586	216,110
Derivative and credit risk transfer strip assets	202,318	167,165
Firm commitment to purchase CRT securities	109,513	37,994
Real estate	65,583	128,791
MSRs	1,535,705	1,162,369
Deposits securing credit risk transfer arrangements	1,969,784	1,146,501
	11,411,176	7,596,464
Other	256,119	157,052
Total assets	$11,771,351	$7,813,361
Liabilities
Borrowings:
Short-term debt	$7,005,986	$5,081,691
Long-term debt	2,159,286	1,011,433
	9,165,272	6,093,124
Other	155,164	154,105
Total liabilities	9,320,436	6,247,229
Shareholders’ equity	2,450,915	1,566,132
Total liabilities and shareholders’ equity	$11,771,351	$7,813,361

Total assets increased by approximately $4.0 billion, or 51%, from December 31, 2018 to December 31, 2019, primarily due to a $2.5 billion increase in loans acquired for sale at fair value, a $823.3 million increase in deposits securing CRT arrangements, a $373.3 million increase in MSRs and a $229.2 million increase in MBS.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$63,989,938	$30,221,732	$23,742,999
Government-insured or guaranteed-for sale to PLS	50,499,641	37,718,502	42,087,007
Jumbo	12,839	67,501	—
Home equity lines of credit	5,182	—	—
Commercial loans	—	7,263	69,167
	$114,507,600	$68,014,998	$65,899,173

During 2019, we purchased for sale $114.5 billion in fair value of correspondent production loans as compared to $68.0 billion during 2018 and $65.9 billion during 2017. Our ability to increase the level of correspondent production from 2018 to 2019 reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

The increase in correspondent acquisitions from 2017 to 2018 is primarily due to the production we generated from continued growth in our correspondent production seller network combined with our ability to offer competitive execution in our purchases of loans, partially offset by the decreased size of the mortgage market during 2018 as compared to 2017.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Credit sensitive assets:
Credit risk transfer strips	$56,804	$—	$—
Deposits and commitments to fund deposits relating to CRT arrangements	933,370	596,626	152,641
Change in expected face amount of firm commitment to purchase CRT securities
Fair value	160,248	37,994	—
UPB of securities	897,151	122,581	390,362
	1,057,399	160,575	390,362
Interest rate sensitive assets:
MSRs received in loan sales and purchased	837,706	356,755	290,388
MBS	1,250,289	1,810,877	251,872
ESS received pursuant to a recapture agreement	1,757	2,688	5,244
	2,089,752	2,170,320	547,504
	2,047,573	757,201	543,003
	$4,137,325	$2,927,521	$1,090,507

Our acquisitions during the three years ended December 31, 2019 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2019					December 31, 2018
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$2,009,093	$1,946,203	5.0	3.4%	2.6%	$2,075,337	$2,050,769	7.5	3.8%	3.5%
Freddie Mac	830,540	809,595	5.3	3.2%	2.6%	535,085	530,734	8.3	3.7%	3.5%
	$2,839,633	$2,755,798				$2,610,422	$2,581,503

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	December 31, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Credit risk transfer strips	$54,930	$—
Derivative assets	115,863	123,987
Deposits securing CRT arrangements	1,969,784	1,146,501
Interest-only security payable at fair value	(25,709)	(36,011)
	$2,114,868	$1,234,477
UPB of loans subject to credit guarantee obligations	$41,944,117	$29,934,003

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2019:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Originally delivered	$7,702	$20,510	$15,307	$11,515	$4,928	$59,962
Cumulative defaults	$—	$7.6	$27.1	$30.1	$23.3	$88.1
Cumulative losses	$—	$0.7	$2.8	$3.0	$2.3	$8.8

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$342	$1,631	$1,413	$1,103	$320	$4,809
25 - 30%	364	1,635	1,409	1,092	332	4,832
30 - 35%	507	2,282	1,872	1,401	445	6,507
35 - 40%	682	2,860	2,215	1,566	541	7,864
40 - 45%	895	3,731	2,808	2,046	713	10,193
>45%	886	4,378	1,695	641	139	7,739
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Weighted average	38.0%	38.0%	36.1%	35.0%	35.2%	36.8%

	Year of origination
Origination FICO credit score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$32	$250	$90	$60	$34	$466
650 - 699	507	2,562	1,515	896	419	5,899
700 - 749	1,323	5,518	3,782	2,506	808	13,937
750 or greater	1,810	8,161	6,008	4,386	1,228	21,593
Not available	4	26	17	1	1	49
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Weighted average	745	743	747	751	744	746

	Year of origination
Origination loan-to value ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$991	$5,038	$3,453	$3,092	$919	$13,493
80-85%	834	4,072	3,173	2,024	638	10,741
85-90%	221	869	614	463	134	2,301
90-95%	500	1,984	1,466	899	309	5,158
95-100%	1,130	4,554	2,706	1,371	490	10,251
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Weighted average	84.7%	83.6%	83.1%	81.2%	81.9%	83.0%

	Year of origination
Current loan-to value ratio (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,912	$9,872	$9,084	$7,428	$2,407	$30,703
80-85%	438	2,193	1,521	327	62	4,541
85-90%	760	2,870	656	77	15	4,378
90-95%	500	1,366	127	14	5	2,012
95-100%	63	193	21	2	1	280
>100%	3	23	3	1	-	30
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Weighted average	79.3%	77.0%	71.1%	64.8%	61.8%	72.4%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$511	$2,121	$1,427	$1,823	$483	$6,365
FL	454	1,703	998	659	186	4,000
TX	237	1,084	827	882	372	3,402
VA	128	698	612	619	260	2,317
MD	125	699	644	493	148	2,109
Other	2,221	10,212	6,904	3,373	1,041	23,751
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944

	Year of origination
Regional geographic distribution (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$317	$1,467	$1,309	$876	$333	$4,302
Southeast	1,366	5,768	3,788	2,318	765	14,005
Midwest	258	1,319	1,073	668	191	3,509
Southwest	756	3,335	2,231	1,425	519	8,266
West	979	4,628	3,011	2,562	682	11,862
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944

(1)	Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI;

Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV;

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI;

Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and

West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$3,670	$16,459	$11,376	$7,831	$2,483	$41,819
90 - 179 Days	5	43	35	17	6	106
180+ Days	—	9	—	—	—	9
Foreclosure	1	6	1	1	1	10
	$3,676	$16,517	$11,412	$7,849	$2,490	$41,944
Bankruptcy	$3	$20	$13	$14	$8	$55

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	December 31, 2019	December 31, 2018
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$1,502,203	$605,052
Fair value of firm commitment	$109,513	$37,994

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of December 31, 2019:

Original debt-to income ratio	December 31, 2019
(in millions)
<25%	$5,580
25 - 30%	5,261
30 - 35%	6,479
35 - 40%	7,144
40 - 45%	8,081
>45%	6,193
$38,738
Weighted average	35.6%

Origination FICO credit score	December 31, 2019
(in millions)
600 - 649	$363
650 - 699	3,041
700 - 749	10,777
750 or greater	24,458
Not available	99
$38,738
Weighted average	755

Origination loan-to value ratio	December 31, 2019
(in millions)
<80%	$13,952
80-84%	7,467
85-89%	2,466
90-94%	4,175
95-100%	10,678
$38,738
Weighted average	83.1%

Current loan-to value ratio (1)	December 31, 2019
(in millions)
<80%	$19,595
80-84%	3,523
85-89%	5,045
90-94%	8,085
95-100%	2,401
>100%	89
$38,738
Weighted average	81.1%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

Geographic distribution	December 31, 2019
(in millions)
CA	$5,211
FL	2,742
TX	2,606
AZ	1,905
WA	1,872
Other	24,402
$38,738

Regional geographic distribution (1)	December 31, 2019
(in millions)
Northeast	$3,572
Southeast	11,738
Midwest	3,598
Southwest	9,414
West	10,416
$38,738

(1)	Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI;

Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV;

Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI;

Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and

West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	December 31, 2019
(in millions)
Delinquency
Current - 89 Days	$38,727
90 - 179 Days	9
180+ Days	—
Foreclosure	2
$38,738
Bankruptcy	$3

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	December 31, 2019		December 31, 2018
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$51,539	79%	$71,318	83%
Condominium/Townhome/Co-op	5,669	9%	9,060	11%
Planned unit development	8,375	12%	5,303	6%
	$65,583	100%	$85,681	100%

	December 31, 2019		December 31, 2018
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
Florida	$14,430	22%	$7,770	9%
New York	14,030	21%	20,068	23%
New Jersey	10,253	16%	17,060	20%
Illinois	5,931	9%	4,631	5%
Massachusetts	2,652	4%	5,789	7%
Maryland	4,900	7%	3,583	4%
Other	13,387	21%	26,780	32%
	$65,583	100%	$85,681	100%

Cash Flows

Our cash flows for the years ended December 31, 2019, 2018, and 2017 are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities	(2,985,074)	$(573,752)	$223,125
Investing activities	(704,677)	(1,424,292)	$681,681
Financing activities	3,733,962	1,980,242	$(861,635)
Net cash flows	$44,211	$(17,802)	$43,171

Our cash flows resulted in a net increase in cash of $44.2 million during 2019, as discussed below.

Operating activities

Cash used in operating activities totaled $3.0 billion during 2019, as compared to $573.8 million during 2018 and cash provided by operating activities of $223.1 million during 2017, respectively. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(3,291,371)	$(689,826)	$192,849
Other	306,297	116,074	30,276
	$(2,985,074)	$(573,752)	$223,125

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the years presented. Our inventory of loans acquired for sale increased during both 2019 and 2018, resulting in the cash outflow relating to loans acquired for sale.

Investing activities

Net cash used in our investing activities was $704.7 million during 2019, as compared to cash used in investing activities of $1.4 billion during 2018. We did not increase our investment in MBS as significantly during 2019. However, reduced growth in investment in MBS was partially offset by increased investments in CRT arrangements.

Net cash provided by our investing activities was $681.7 million during 2017. Cash flows from investing activities reflects proceeds from sales and repayments on our investments in distressed loans, which exceeded our new investments in CRT Agreements and MBS. We realized cash inflows from repayments of MBS, sales and repayments of loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.0 billion. We used cash to purchase MBS of $251.9 million and made deposits of cash collateral securing CRT Agreements transactions totaling $152.6 million during the year ended December 31, 2017.

Financing activities

Net cash provided by financing activities was $3.7 billion during 2019, as compared to $2.0 billion during 2018 and cash used in financing activities totaling $861.6 million for 2017 respectively. Cash provided by financing activities during 2019 and 2018, reflects the increased borrowings and the equity issuances made to finance growth in investments in MBS, CRT arrangements and growth in our production of loans held for sale. The cash used by financing activities during 2017 reflects repayment of repurchase agreements pursuant to decreases in our inventories of loans at fair value and loans acquired for sale.

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

We expect our primary sources of liquidity to be cash flows from our investment portfolio, including cash earnings on our investments, cash flows from business activities, liquidation of existing investments and proceeds from borrowings and/or additional equity offerings. When we finance a particular asset, the amount borrowed is less than the asset’s fair value and we must provide the cash in the amount of such difference. Our ability to continue making investments is dependent on our ability to invest the cash representing such difference.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and a portion of our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.75 and 3.89 at December 31, 2019 and December 31, 2018, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2019	2018	2017
	(in thousands)
Average balance outstanding	$5,600,469	$3,901,772	$3,332,084
Maximum daily balance outstanding	$8,577,065	$6,665,118	$4,242,600
Ending balance	$6,648,890	$4,777,027	$3,180,886

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $8.9 billion at December 31, 2019.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2019, we had contractual obligations aggregating $14.3 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$3,199,680	$3,199,680	$—	$—	$—
Face amount of firm commitment to purchase CRT securities	1,502,203	1,502,203	—	—	—
Short‒term debt	7,006,691	7,006,691	—	—	—
Long‒term debt	2,177,140	—	210,000	1,702,262	264,878
Interest expense on long term debt (1)	444,445	104,132	204,608	87,208	48,497
Total	$14,330,159	$11,812,706	$414,608	$1,789,470	$313,375

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between December 31, 2019 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2019:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$283,315
Credit Suisse First Boston Mortgage Capital LLC	227,577
JPMorgan Chase & Co.	195,279
Bank of America, N.A.	55,682
Morgan Stanley Bank, N.A.	41,672
Daiwa Capital Markets America Inc.	28,234
Royal Bank of Canada	15,902
Mizuho Securities	12,214
BNP Paribas Corporate & Institutional Banking	6,370
Amherst Pierpont Securities LLC	2,404
$585,334

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

Servicing Agreement. We have entered into a loan servicing agreement with PLS, pursuant to which PLS provides servicing for our portfolio of residential loans and subservicing for our portfolio of MSRs. Such servicing and subservicing provided by PLS include collecting principal, interest and escrow account payments, if any, with respect to loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. PLS also engages in certain loan origination activities that include refinancing loans and financings that facilitate sales of real estate owned properties, or REOs. The servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fee rates for distressed whole loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. The base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay PLS an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to PLS’ cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly. PLS is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

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

The base servicing fee rates for non-distressed loans subserviced by PLS on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

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

We currently participate in HAMP (or other similar loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a loan modification for which we previously paid PLS a modification fee, PLS is required to reimburse us an amount equal to the incentive payments.

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

Pursuant to the MBS agreement, PLS has agreed to provide such services exclusively for our benefit, and PLS and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon PLS, if we are unable to purchase or finance loans as contemplated under our MBS agreement for any reason. The MBS agreement expires, unless terminated earlier in accordance with the terms of the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of loans, PLS is entitled to a monthly fulfillment fee that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans. We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of loans under PLS’ early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by PLS, and (ii) in the amount of $35 for each loan that we acquire thereunder.

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

MSR Recapture Agreement. Pursuant to the terms of the MSR recapture agreement entered into by PMC with PLS, if PLS refinances through its consumer direct lending business loans for which we previously held the MSRs, PLS is generally required to transfer and convey to PMC, cash in an amount equal to 30% of the fair market value of the MSRs related to all such loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

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

To the extent PLS refinances any of the loans relating to the ESS we have acquired, the 12/19/16 Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated loans. However, under the 12/19/16 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified loans, the 12/19/16 Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

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

Loan Purchase Agreement. We have entered into a loan purchase agreement with our Servicer. Currently, we use the loan purchase agreement for the purpose of acquiring prime jumbo and Agency-eligible residential loans originated by our Servicer through its consumer direct lending channel. The loan purchase agreement contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices we pay our Servicer for such loans are market-based.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, ESS, CRT arrangements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. We believe that the fair values of our investment in CRT arrangements respond primarily to changes in market credit spreads and the fair value of the real estate securing such loans.

Real Estate Risk

Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay loans, which could cause us to suffer losses.

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of residential loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We have entered into CRT arrangements which involve the absorption on our part of losses relating to certain loans we sell that subsequently default. The fair value of the assets we carry related to these arrangements are sensitive to credit market conditions generally, perceptions of the performance of the loans in our CRT arrangements’ reference pools specifically and to the actual performance of such loans.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect the fair value of, interest income and net servicing income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments, MSRs and ESS. In general, rising interest rates negatively affect the fair value of our investments in MBS and loans, while decreasing market interest rates negatively affect the fair value of our MSRs and ESS.

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

We engage in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of our interest rate lock commitments, inventory of loans acquired for sale, MBS, ESS, loans and MSRs. We do not use derivative financial instruments for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on such MBS investments and will accelerate the amortization of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on such MBS investments.

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

Fair Value Risk

Our loans, MBS, MSRs, ESS and CRT arrangements are reported at their fair values. The fair value of these assets fluctuates primarily based on the exposure of the underlying investment. Performing prime loans (along with any related recognized IRLCs), MBS, MSRs and ESS are more sensitive to changes in market interest rates, while CRT arrangements are more sensitive to changes in the market credit spreads, underlying real estate values relating to the loans underlying our investments, and other factors such as the effectiveness and servicing practices of the servicers associated with the properties securing such investment.

Generally, in an interest rate market where interest rates are rising or are expected to rise, the fair value of our loans and MBS would be expected to decrease, whereas in an interest rate market where interest rates are generally decreasing or are expected to decrease, loan and MBS values would be expected to increase. The fair value of MSRs and ESS, on the other hand, tends to respond generally in an opposite manner to that of loans acquired for sale and MBS.

Generally, in a real estate market where values are rising or are expected to rise, the fair value of our investment in distressed loans and CRT arrangements would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, the fair values of distressed loans and CRT arrangements would be expected to decrease.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2019, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,853,054	$2,866,149	$2,862,994	$2,791,254	$2,759,791	$2,568,129
Change in fair value:
$	$13,421	$26,516	$23,361	$(48,379)	$(79,842)	$(271,504)
%	0.5%	0.9%	0.8%	(1.7)%	(2.8)%	(9.6)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2019, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,624,286	$1,578,766	$1,556,940	$1,515,039	$1,494,922	$1,456,252
Change in fair value:
$	$88,582	$43,061	$21,235	$(20,666)	$(40,783)	$(79,453)
%	5.8%	2.8%	1.4%	(1.3)%	(2.7)%	(5.2)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,696,646	$1,612,359	$1,573,141	$1,499,936	$1,465,731	$1,401,636
Change in fair value:
$	$160,942	$76,654	$37,436	$(35,768)	$(69,973)	$(134,068)
%	10.5%	5.0%	2.4%	(2.3)%	(4.6)%	(8.7)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,575,561	$1,555,633	$1,545,669	$1,525,740	$1,515,776	$1,495,848
Change in fair value:
$	$39,856	$19,928	$9,964	$(9,964)	$(19,928)	$(39,856)
%	2.6%	1.3%	0.6%	(0.6)%	(1.3)%	(2.6)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2019, given several shifts in pricing spread and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$183,492	$181,007	$179,789	$177,398	$176,225	$173,923
Change in fair value:
$	$4,907	$2,422	$1,203	$(1,188)	$(2,361)	$(4,662)
%	2.7%	1.4%	0.7%	(0.7)%	(1.3)%	(2.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$197,151	$187,463	$182,929	$174,421	$170,426	$162,906
Change in fair value:
$	$18,565	$8,878	$4,344	$(4,164)	$(8,160)	$(15,680)
%	10.4%	5.0%	2.4%	(2.3)%	(4.6)%	(8.8)%

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$2,178,021	$2,144,506	$2,128,117	$2,096,049	$2,080,362	$2,049,659
Change in fair value:
$	$66,054	$32,539	$16,150	$(15,918)	$(31,605)	$(62,309)
%	3.1%	1.5%	0.8%	(0.8)%	(1.5)%	(3.0)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$2,091,082	$2,101,775	$2,108,654	$2,114,132	$2,114,462	$2,114,308
Change in fair value:
$	$(20,880)	$(10,187)	$(3,308)	$2,170	$2,500	$2,346
%	(1.0)%	(0.5)%	(0.2)%	0.1%	0.1%	0.1%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our Firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$186,059	$147,093	$128,134	$91,223	$73,257	$38,265
Change in fair value:
$	$76,546	$37,580	$18,621	$(18,290)	$(36,256)	$(71,248)
%	69.9%	34.3%	17.0%	(16.7)%	(33.1)%	(65.1)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from these used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$87,440	$98,946	$105,649	$110,807	$111,461	$111,483
Change in fair value:
$	$(22,074)	$(10,567)	$(3,864)	$1,294	$1,948	$1,970
%	(20.2)%	(9.6)%	(3.5)%	1.2%	1.8%	1.8%

Loans at Fair Value

The following table summarizes the estimated change in fair value of our loans at fair value held by VIE as of December 31, 2019, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$256,361	$256,426	$256,427	$256,188	$256,058	$255,216
Change in fair value:
$	$(6)	$59	$60	$(179)	$(309)	$(1,151)
%	—	—	—	(0.1)%	(0.1)%	(0.4)%

Item 8.	Financial Statements and Supplementary Data

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

During the quarter ended September 30, 2019, our loan servicer, PLS, implemented an internally-developed loan servicing system. In connection with this implementation and related business process changes, we updated the design of certain of our internal controls over financial reporting that were previously considered effective to reflect the design of its new loan servicing system and associated data sources, and implemented new controls to replace controls previously addressed by certain service organization SOC 1 Reports (System and Organization Controls Reports). PLS’ loan servicing system provides significant information that we use in our financial reporting process. We will continue to monitor and test these new controls for adequate design and operating effectiveness. PLS adopted this internally-developed loan servicing system and we updated the design of our internal controls during the quarter ended September 30, 2019. Therefore, the use of this system was included in the preparation of our financial statements for the year ended December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 21, 2020, expressed an unqualified opinion on those financial statements. and included an explanatory paragraph regarding the Company’s election in 2018 to prospectively change its method of accounting for the classes of mortgage servicing rights it had accounted for using the amortization method.

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

February 21, 2020

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

During the quarter ended September 30, 2019, our loan servicer, PennyMac Loan Services, LLC (“PLS”) implemented an internally-developed loan servicing system. In connection with this implementation and related business process changes, we updated the design of certain of our internal controls over financial reporting that were previously considered effective to reflect the design of its new loan servicing system and associated data sources, and implemented new controls to replace controls previously addressed by certain service organization SOC 1 Reports (System and Organization Controls Reports). PLS’ loan servicing system provides significant information that we use in our financial reporting process. We will continue to monitor and test these new controls for adequate design and operating effectiveness. PLS adopted this internally-developed loan servicing system and we updated the design of our internal controls during the quarter ended September 30, 2019. Therefore, the use of this system was included in the preparation of our financial statements for the year ended December 31, 2019.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (the “2019 Plan”) was adopted and approved by the Company’s shareholders in June 2019. The PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (the “2009 Plan”) expired on July 24, 2019; however, there are outstanding equity awards under the 2009 Plan that remain subject to the terms of such plan. The 2019 Plan provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our Operating Partnership) and other awards based on our shares that may be awarded by us to our officers and trustees, and the members, officers, trustees, directors and employees of PFSI and its subsidiaries or other entities that provide services to us and the employees of such other entities. The 2019 Plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. The 2019 Plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the 2019 Plan cannot exceed 40 million.

The following table provides information as of December 31, 2019 concerning our common shares authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	463,500	$—	8,137,723
Equity compensation plans not approved by security holders (2)	—	—	—
Total	463,500	—	8,137,723

(1)	Represents equity awards outstanding under the 2009 Plan and the 2019 Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.2	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.3	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.4	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.5	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.6	Second Supplemental Indenture, dated as of November 7, 2019, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	November 8, 2019

4.7	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.5).

4.8	Form of 5.50% Exchangeable Senior Notes due 2024 (included in Exhibit 4.6).

4.9	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

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

		10-K	February 26, 2019

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

		10-Q	November 8, 2017

10.8	Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	September 12, 2016

10.9	Amendment No. 1 to Third Amended and Restated Flow Servicing Agreement, dated as of March 1, 2018, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	10-Q	May 7, 2018

10.10	Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.11	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 8, 2017

10.12	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, among PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	November 8, 2017

10.13	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 1, 2018

10.14	Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.15	Amendment No. 1 to Amended and Restated MSR Recapture Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 1, 2018

10.16	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2016

10.17	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.18	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.19†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.20†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.21†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-K	March 1, 2018

10.22†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.23†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	S-11/A	July 24, 2009

10.24†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	May 6, 2016

10.25†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2017).	10-Q	November 8, 2017

10.26†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2018).	10-Q	August 7, 2018

10.27†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.28†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.29†	Form of Restricted Share Unit Award Agreement for Non-Employee Trustee under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	May 3, 2019

10.30

Third Amended and Restated Master Repurchase Agreement, dated as of March 14, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitzation LTD, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1, and PennyMac Mortgage Investment Trust.

		10-Q	May 5, 2019

10.31

Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

		10-Q	May 5, 2019

10.32

Third Amended and Restated Guaranty, dated as of March 14, 2019, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 5, 2019

10.33

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

		8-K	May 3, 2017

10.34

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG. Cayman Islands Branch, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

		10-Q	August 7, 2018

10.35

Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

		10-Q	May 5, 2019

10.36	Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	May 3, 2017

10.37	Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.38	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor.	8-K	December 21, 2016

10.39	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.40	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor.	8-K	December 21, 2016

10.41	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.42

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.43	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	10-K	March 1, 2018

10.44

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

10.45

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.46	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.47	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.48	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.49	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.50	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.51	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.52	Amended and Restated Guaranty, dated as of June 29, 2018 by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Island Branch and Citibank, N.A.	8-K	July 6, 2018

10.53	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Corp., PennyMac Holdings, LLC PennyMac Mortgage Investment Trust.	8-K	February 7, 2018

10.54

Amendment Number One to Loan and Security Agreement, dated as of January 29, 2020, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and December 31, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018 and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF 101.LAB 101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

None.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, during 2018 the Company elected to prospectively change its method of accounting for the classes of mortgage servicing rights (“MSRs”) it had accounted for using the amortization method.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Mortgage Servicing Rights - Refer to Notes 3, 7 and 13 to the financial statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (a component of the discount rate), the prepayment and default rates of the underlying loans (“prepayment speed”) and the annual per-loan cost of servicing, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

We identified the pricing spread and prepayment speed assumptions used in the valuation of MSRs as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the pricing spread and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the pricing spread and prepayment speed assumptions used by the Company to estimate the fair value of MSRs included the following, among others:

•

We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the pricing spread and prepayment speed assumptions

•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s prepayment speed assumptions by comparing them to independent market information
•	We evaluated the reasonableness of management’s prepayment speed assumptions of the underlying mortgage loans, by comparing historical prepayment speed assumptions to actual results
•	We tested management’s process for determining the pricing spread assumptions by comparing them to the implied spreads within market transactions and other third-party information used by management

Credit Risk Transfer Agreements and Credit Risk Transfer Strip Assets — Refer to Notes 2, 3, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company invests in credit risk transfer (“CRT”) arrangements whereby it sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such loans. The Company retains an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans (“Recourse Obligations”). The Company placed deposits securing CRT arrangements into subsidiary trust entities to secure its Recourse Obligations. The deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses. Together, the Recourse Obligations and the IO ownership interest comprise the CRT agreements and CRT strip assets.

The Company accounts for CRT agreements and CRT strip assets at fair value and categorizes them as “Level 3” fair value assets. The Company determines the fair value of the CRT agreements and CRT strip assets based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT agreements and CRT strip assets and the related deposits. The Company applies adjustments to the indications of fair value of the CRT strip assets due to contractual restrictions limiting the Company’s ability to sell them. The fair value of the CRT agreements and CRT strip assets are estimated by deducting the balance of the deposits securing the CRT arrangements from the estimated fair value of the certificates.

We identified the valuation of the CRT agreements and CRT strip assets as a critical audit matter. Auditing the related fair values, particularly developing the discount rate and involuntary prepayment speeds used in the valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the CRT agreements and CRT strip assets included the following, among others:

•	We tested the design and operating effectiveness of internal controls over the evaluation and approval of the fair value provided by nonaffiliated brokers
•	With the assistance of our fair value specialists, we developed independent estimates of the discount rate and involuntary prepayment speeds
•	With the assistance of our fair value specialists, we developed independent fair value estimates of the CRT Agreements and CRT Strips and compared our estimates to the Company’s fair value

Firm Commitment to Purchase Credit Risk Transfer Securities at Fair Value — Refer to Notes 2, 3, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations and enters into a firm commitment to purchase CRT securities (“Firm Commitment”) that absorb losses from defaults of such reference loans.

The Company elected to account for the Firm Commitment at fair value and categorizes the Firm Commitment as a “Level 3” fair value asset. The fair value of the Firm Commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price.  The key unobservable inputs are the discount rate, voluntary and involuntary prepayment rates of the reference mortgage loans and the remaining loss expectations.

We identified the valuation of the Firm Commitment as a critical audit matter. Auditing the fair value, particularly developing the discount rate used in the valuation of the Firm Commitment requires significant judgment and required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the firm commitment included the following, among others:

•	We tested the design and operating effectiveness of internal controls over determining the fair value of the firm commitment, including those related to the review and approval of the discount rate
•	With the assistance of our fair value specialists, we developed independent estimates of the discount rate
•	With the assistance of our fair value specialists, we developed an independent estimate of the fair value of the firm commitment and compared our estimate of fair value to the Company’s fair value

/s/ Deloitte & Touch LLP

Los Angeles, California

February 21, 2020

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in thousands, except share information)
ASSETS
Cash	$104,056	$59,845
Short-term investments at fair value	90,836	74,850
Mortgage-backed securities at fair value pledged to creditors	2,839,633	2,610,422
Loans acquired for sale at fair value ($4,070,134 and $1,621,879 pledged to creditors, respectively)	4,148,425	1,643,957
Loans at fair value ($268,757 and $399,266 pledged to creditors, respectively)	270,793	408,305
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	178,586	216,110
Derivative and credit risk transfer strip assets ($142,183 and $87,976 pledged to creditors, respectively)	202,318	167,165
Firm commitment to purchase credit risk transfer securities at fair value	109,513	37,994
Real estate acquired in settlement of loans ($40,938 and $40,198 pledged to creditors, respectively)	65,583	85,681
Real estate held for investment ($23,262 pledged to creditors at December 31, 2018)	—	43,110
Deposits securing credit risk transfer arrangements pledged to creditors	1,969,784	1,146,501
Mortgage servicing rights at fair value ($1,510,651 and $1,139,582 pledged to creditors, respectively)	1,535,705	1,162,369
Servicing advances	48,971	67,666
Due from PennyMac Financial Services, Inc.	2,760	4,077
Other	204,388	85,309
Total assets	$11,771,351	$7,813,361
LIABILITIES
Assets sold under agreements to repurchase	$6,648,890	$4,777,027
Mortgage loan participation purchase and sale agreements	—	178,639
Notes payable secured by credit risk transfer and mortgage servicing assets	1,696,295	445,573
Exchangeable senior notes	443,506	248,350
Asset-backed financing of a variable interest entity at fair value	243,360	276,499
Interest-only security payable at fair value	25,709	36,011
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	107,512	131,025
Derivative liabilities	6,423	5,914
Accounts payable and accrued liabilities	91,149	70,687
Due to PennyMac Financial Services, Inc.	48,159	33,464
Income taxes payable	1,819	36,526
Liability for losses under representations and warranties	7,614	7,514
Total liabilities	9,320,436	6,247,229

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 100,182,227 and 60,951,444 common shares, respectively	1,002	610
Additional paid-in capital	2,127,889	1,285,533
Retained earnings (accumulated deficit)	22,317	(19,718)
Total shareholders’ equity	2,450,915	1,566,132
Total liabilities and shareholders’ equity	$11,771,351	$7,813,361

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Loans at fair value	$256,367	$290,573
Derivative and credit risk transfer strip assets	170,793	123,987
Deposits securing credit risk transfer arrangements	1,969,784	1,146,501
Other—interest receivable	712	839
	$2,397,656	$1,561,900
LIABILITIES
Asset-backed financing at fair value	$243,360	$276,499
Interest-only security payable at fair value	25,709	36,011
Accounts payable and accrued liabilities—interest payable	712	839
	$269,781	$313,349

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2019	2018	2017
	(in thousands, except earnings per share)
Net investment income
Net gain on investments:
From nonaffiliates	$270,848	$70,842	$110,914
From PennyMac Financial Services, Inc.	(7,530)	11,084	(14,530)
	263,318	81,926	96,384
Net gain on loans acquired for sale:
From nonaffiliates	155,783	48,260	62,432
From PennyMac Financial Services, Inc.	14,381	10,925	12,084
	170,164	59,185	74,516
Loan origination fees	87,997	43,321	40,184
Net loan servicing fees:
From nonaffiliates
Contractually specified	295,390	204,663	164,776
Other	24,099	8,062	6,523
	319,489	212,725	171,299
Amortization, impairment, and change in fair value of mortgage servicing rights	(383,731)	(94,330)	(103,487)
	(64,242)	118,395	67,812
From PennyMac Financial Services, Inc.	5,324	2,192	1,428
	(58,918)	120,587	69,240
Interest income:
From nonaffiliates	307,594	207,634	178,225
From PennyMac Financial Services, Inc.	10,291	15,138	16,951
	317,885	222,772	195,176
Interest expense:
To nonaffiliates	291,144	167,709	143,333
To PennyMac Financial Services, Inc.	6,302	7,462	8,038
	297,446	175,171	151,371
Net interest income	20,439	47,601	43,805
Results of real estate acquired in settlement of loans	771	(8,786)	(14,955)
Other	5,044	7,233	8,766
Net investment income	488,815	351,067	317,940
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	160,610	81,350	80,359
Loan servicing fees	48,797	42,045	43,064
Management fees	36,492	24,465	22,584
Loan origination	15,105	6,562	7,521
Compensation	6,897	6,781	6,322
Professional services	5,556	6,380	6,905
Safekeeping	5,097	1,805	2,918
Loan collection and liquidation	4,600	7,852	6,063
Other	15,020	15,839	17,658
Total expenses	298,174	193,079	193,394
Income before (benefit from) provision for income taxes	190,641	157,988	124,546
(Benefit from) provision for income taxes	(35,716)	5,190	6,797
Net income	226,357	152,798	117,749
Dividends on preferred shares	24,938	24,938	15,267
Net income attributable to common shareholders	$201,419	$127,860	$102,482
Earnings per common share
Basic	$2.54	$2.09	$1.53
Diluted	$2.42	$1.99	$1.48
Weighted average common shares outstanding
Basic	78,990	60,898	66,144
Diluted	87,711	69,365	74,611

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	Retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	117,749	117,749
Share-based compensation	—	—	284	2	4,902	—	4,904
Dividends:
Common shares ($1.88 per share)	—	—	—	—	—	(123,625)	(123,625)
Preferred shares	—	—	—	—	—	(14,066)	(14,066)
Issuance of preferred shares	12,400	310,000	—	—	—	—	310,000
Issuance cost relating to preferred shares	—	(10,293)	—	—	—	—	(10,293)
Repurchase of common shares	—	—	(5,647)	(56)	(91,142)	—	(91,198)
Balance at December 31, 2017	12,400	299,707	61,334	613	1,290,931	(46,666)	1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	152,798	152,798
Share-based compensation	—	—	288	3	5,315	—	5,318
Dividends:
Common shares ($1.88 per share)	—	—	—	—	—	(115,267)	(115,267)
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at December 31, 2018	12,400	299,707	60,951	610	1,285,533	(19,718)	1,566,132
Net income	—	—	—	—	—	226,357	226,357
Share-based compensation	—	—	241	2	2,928	—	2,930
Issuance of exchangeable notes with cash conversion option	—	—	—	—	10,361	—	10,361
Issuance of common shares	—	—	38,990	390	839,292	—	839,682
Issuance costs relating to common shares	—	—	—	—	(10,225)	—	(10,225)
Dividends:
Common shares ($1.88 per share)	—	—	—	—	—	(159,378)	(159,378)
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Balance at December 31, 2019	12,400	$299,707	$100,182	$1,002	$2,127,889	$22,317	$2,450,915

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$226,357	$152,798	$117,749
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on investments	(263,318)	(81,926)	(96,384)
Net gain on loans acquired for sale at fair value	(170,164)	(59,185)	(74,516)
Amortization, impairment, and change in fair value of mortgage servicing rights	383,731	94,330	103,487
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(10,291)	(15,138)	(16,951)
Capitalization of interest and fees on loans at fair value	(2,318)	(7,439)	(30,795)
Amortization of debt issuance costs and (premiums), net	34	(9,323)	13,769
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	13,574	5,270	5,703
Results of real estate acquired in settlement of loans	(771)	8,786	14,955
Share-based compensation expense	5,530	5,318	4,904
Reversal of contingent underwriting fees	(1,134)	—	—
Purchase of loans acquired for sale at fair value from nonaffiliates	(108,251,144)	(64,671,970)	(65,830,095)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(6,255,915)	(3,343,028)	(904,097)
Repurchase of loans subject to representation and warranties	(22,478)	(12,208)	(11,412)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	61,128,081	29,369,656	24,314,165
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	50,110,085	37,967,724	42,624,288
Settlement of repurchase agreement derivatives	19,317	8,964	—
Decrease (increase) in servicing advances	18,772	20,525	(2,353)
Decrease (increase) in due from PennyMac Financial Services, Inc.	1,286	(26)	2,514
Decrease (increase) in other assets	102,215	(23,482)	8,822
Increase (decrease) in accounts payable and accrued liabilities	3,613	6,400	(40,435)
Increase in due to PennyMac Financial Services, Inc.	14,571	6,345	10,656
(Decrease) increase in income taxes payable	(34,707)	3,857	9,151
Net cash (used in) provided by operating activities	(2,985,074)	(573,752)	223,125
Cash flows from investing activities
Net (increase) decrease in short-term investments	(15,986)	(56,452)	103,690
Purchase of mortgage-backed securities at fair value	(1,250,289)	(1,810,877)	(251,872)
Sales and repayment of mortgage-backed securities at fair value	1,085,508	173,862	127,591
Repurchase of loans at fair value	(1,077)	—	—
Sale and repayment of loans at fair value	131,652	622,705	582,207
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	40,316	46,750	54,980
Settlement of firm commitment to purchase credit risk transfer securities	31,925	—	—
Net settlement of derivative financial instruments	(929)	(4,863)	(716)
Sale of real estate acquired in settlement of loans	74,973	99,194	166,921
Purchase of mortgage servicing rights	—	—	(79)
Sale of mortgage servicing rights	17	100	1,199
Deposit of cash securing credit risk transfer arrangements	(933,370)	(596,626)	(152,641)
Distribution from credit risk transfer agreements	221,905	125,920	65,564
Increase in margin deposits	(89,322)	(24,005)	(15,163)
Net cash (used in) provided by investing activities	(704,677)	(1,424,292)	681,681

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	137,742,171	85,574,226	77,985,354
Repurchase of assets sold under agreements to repurchase	(135,870,355)	(83,978,547)	(78,587,535)
Issuance of mortgage loan participation purchase and sale agreements	4,825,348	7,559,680	6,960,713
Repayment of mortgage loan participation purchase and sale agreements	(5,004,074)	(7,425,503)	(6,942,079)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	1,308,730	450,000	396,240
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(56,468)	—	(671,346)
Issuance of exchangeable notes with cash conversion option	210,000	—	—
Repayment of asset-backed financing of a variable interest entity at fair value	(42,753)	(21,886)	(51,687)
Sale of assets to PennyMac Financial Services, Inc. under agreements to repurchase	26,503	2,293	—
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(50,016)	(15,396)	(5,872)
Payment of debt issuance costs	(15,642)	(13,230)	(13,670)
Payment of contingent underwriting fees	(394)	(136)	(61)
Payment of dividends to preferred shareholders	(24,944)	(24,944)	(14,066)
Payment of dividends to common shareholders	(141,001)	(115,596)	(126,135)
Issuance of preferred shares	—	—	310,000
Payment of issuance costs related to preferred shares	—	—	(10,293)
Issuance of common shares	839,682	—	—
Payment of issuance costs related to common shares	(10,225)	—	—
Payment of vested share-based compensation withholdings	(2,600)	—	—
Repurchase of common shares	—	(10,719)	(91,198)
Net cash provided by (used in) financing activities	3,733,962	1,980,242	(861,635)
Net increase (decrease) in cash	44,211	(17,802)	43,171
Cash at beginning of year	59,845	77,647	34,476
Cash at end of year	$104,056	$59,845	$77,647

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT Agreements and CRT strips (together, “CRT arrangements”), distressed loans, real estate and non-Agency subordinated bonds.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) purchased from PennyMac Financial Services, Inc. (“PFSI”), Agency and senior non-Agency mortgage-backed securities (“MBS”) and the related interest rate hedging activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PFSI.

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

Note 2—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements and MSRs. CRT arrangements are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and MBS. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 5 – Loan Sales details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans (“Recourse Obligations”); or

•

beginning in June 2018, entering into firm commitments to purchase and purchasing CRT securities that absorb losses from defaults of such loans and, upon purchase of such securities, holding CRT strips representing an interest-only ownership interest that absorbs realized credit losses arising from such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the related loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk.

CRT Agreements are structured such that loans that reach a specific number of days delinquent trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

The structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize actual losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs and CRT arrangements, including its firm commitment to purchase CRT securities:

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

•

The Company makes a firm commitment to purchase the CRT securities at the beginning of the aggregation period (the aggregation period is the time during which loans are sold into MBS and accumulated in the reference pool whose losses are the basis for losses chargeable to the CRT arrangements) and before the settlement of the CRT strips. The Company has elected to account for these commitments at fair value. Accordingly, the Company recognizes the fair value of such commitment as it sells loans subject to the firm commitment, and also recognizes changes in fair value of the firm commitment during the time it is outstanding.

•

The Company has a significant investment in CRT arrangements and carries such arrangements at fair value. The fair value of CRT arrangements is sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans.

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

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has no significant equity method or cost-basis investments. Intercompany accounts and transactions are eliminated upon consolidation. The Company also consolidates the assets and liabilities included in certain Variable Interest Entities (“VIEs”) discussed below.

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

SPEs are generally VIEs. A VIE is an entity having either a total equity investment at risk that is insufficient to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE’s net assets.

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

Jumbo Loan Securitization Transaction

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in unpaid principal balance (“UPB”) of certificates backed by fixed-rate prime jumbo loans at a 3.9% weighted cost.

The securities issued by the VIE are backed by the expected cash flows from its underlying fixed-rate prime jumbo loans. Cash inflows from these fixed-rate prime jumbo loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinated certificates until fully repaid and, thereafter, to the residual interest in the trust that the Company owns.

The Company retains beneficial interests in the securitization transaction, including subordinated certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinated interests in the securitized assets, which are the first beneficial interests to absorb credit losses on those assets. The Manager expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

The VIE is consolidated by PMT as the Company determined that it is the primary beneficiary of the VIE. The Company concluded that it is the primary beneficiary of the VIE as it has the power, through its affiliate, PLS, in its role as servicer of the loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and the retained subordinated and residual interest trust certificates expose PMT to losses and returns that could potentially be significant to the VIE.

For financial reporting purposes, the loans owned by the consolidated VIE are included in Loans at fair value and the securities issued to third parties by the consolidated VIE are included in Asset-backed financing of a variable interest entity at fair value on the Company’s consolidated balance sheets. Both the Loans at fair value and the Asset-backed financing of a variable interest entity at fair value included in the consolidated VIE are also included in a separate statement following the Company’s consolidated balance sheets.

The Company recognizes the interest income earned on the loans owned by the VIE and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIE on its consolidated income statements.

Credit Risk Transfer

The Company invests in CRT arrangements with Fannie Mae, pursuant to which PennyMac Corp. (“PMC”), through subsidiary trust entities, sells pools of loans into Fannie Mae-guaranteed loan securitizations while retaining Recourse Obligations in addition to IO ownership interests in such loans. The loans subject to the CRT arrangements were transferred by PMC to subsidiary trust entities which sold the loans into Fannie Mae loan securitizations. Transfers of loans subject to CRT arrangements receive sale accounting treatment.

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interests in the form of derivative and interest-only strip assets, the deposits pledged to fulfill the Recourse Obligations and an interest only security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and interest-only strip assets related to CRT arrangements are included in Net gain on investments in the consolidated statements of income.

Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured at or based on their fair values. Measurement at or based on fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Company has elected to carry the item at its fair value as discussed in the following paragraphs.

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

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and their fair values. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

The Company reclassifies its assets and liabilities between levels of the fair value hierarchy when the inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the inputs required to establish fair value at a higher level of the hierarchy become available.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent deposit accounts. The Company categorizes its short-term investments as “Level 1” fair value assets.

Mortgage-Backed Securities

Purchases and sales of MBS are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gain on investments. The Company categorizes its investments in MBS as “Level 2” fair value assets.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Company estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Company updates its cash flow estimates monthly.

Loans

Loans are carried at their fair values. Changes in the fair value of loans are recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net gain on investments for loans classified as Loans at fair value and Net gain on loans acquired for sale for loans classified as Loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income. The Company categorizes its Loans acquired for sale at fair value that are readily saleable into active markets with observable inputs that are significant to their fair values and its Loans at fair value held in VIE as “Level 2” fair value assets. The Company categorizes all other loans as “Level 3” fair value assets.

Sale Recognition

The Company purchases from and sells loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under the representations and warranties it makes to purchasers and insurers of the loans.

The Company recognizes transfers of loans as sales based on whether the transfer is made to a VIE:

•

For loans that are not transferred to a VIE, the Company recognizes the transfer as a sale when it surrenders control over the loans. Control over transferred loans is deemed to be surrendered when (i) the loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (iii) the Company does not maintain effective control over the transferred loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific loans.

•	For loans that are transferred to a VIE, the Company recognizes the transfer as a sale when it determines that the Company is not the primary beneficiary of the VIE.

Interest Income Recognition

The Company has the ability but not the intent to hold loans acquired for sale and loans at fair value other than loans held in a VIE for the foreseeable future. Therefore, interest income on loans acquired for sale and loans at fair value other than loans held in a VIE is recognized over the life of the loans using their contractual interest rates.

The Company has both the ability and intent to hold loans held in a VIE for the foreseeable future. Therefore, interest income on loans held in a variable interest entity is recognized over the estimated remaining life of the loans using the interest method. Unearned discounts and purchase premiums are accrued and amortized to interest income using the effective interest rate inherent in the estimated cash flows from the loans.

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent, or when, in the Company’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

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

Derivative and Credit Risk Transfer Strip Assets

The Company holds and issues derivative financial instruments in connection with its operating, investing and financing activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•	Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase loans acquired for sale;
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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•	The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of MBS, IRLCs and loans acquired for sale to decrease.
•	The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, loans held in a VIE, IRLCs, MSRs and MBS financing.

The Company records all derivative and CRT strip assets at fair value and records changes in fair value in current period income. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Firm Commitment to Purchase Credit Risk Transfer Securities

The Company carries its firm commitment to purchase CRT securities at fair value. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value are recorded in Net gain on investments. The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset.

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by purchase price in the case of purchased REO; or the fair value of the loan immediately before REO acquisition in the case of acquisition in settlement of a loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as a “Level 3” fair value asset.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and loans. Under these agreements, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising the acquisition and disposition of REO. The Company has engaged PFSI to provide these services on its behalf.

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The Company categorizes its MSR as a “Level 3” fair value asset.

Through December 31, 2017, the Company accounted for MSRs at either the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of amortized cost or fair value based on the class of MSR. The Company identified two classes of MSRs: originated MSRs backed by loans with initial interest rates of less than or equal to 4.5%; and originated MSRs backed by loans with initial interest rates of more than 4.5%. Originated MSRs backed by loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% were accounted for at fair value with changes in fair value recorded in current period income.

MSRs Accounted for at Fair Value

Effective January 1, 2018, the Company accounts for all current classes of MSRs at fair value. Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net loan servicing fees-from nonaffiliates-amortization, impairment, and changes fair value of mortgage servicing rights.

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

The Company assessed MSRs accounted for using the amortization method for impairment monthly. Impairment occurred when the current fair value of the MSR decreased below the asset’s amortized cost. If MSRs were impaired, the impairment was recognized in current-period income and the carrying value (carrying value is amortized cost reduced by a valuation allowance) of the MSRs was adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increased, the Company recognized the increase in fair value in current-period earnings and adjusted the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratified its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratified its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note interest rate. Fixed-rate loans were stratified into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. Adjustable rate loans with initial interest rates of 4.5% or less were evaluated in a single pool. If the fair value of MSRs in any of the note interest rate pools was below the amortized cost of the MSRs for that pool, impairment was recognized to the extent of the difference between the fair value and the existing carrying value for that pool.

The Company periodically reviewed the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum was likely to recover in the foreseeable future. When the Company deemed recovery of the fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value was charged to the valuation allowance.

Amortization and impairment of MSRs were included in current period income as a component of Net loan servicing fees - from nonaffiliates - Amortization, impairment and change in fair value of mortgage servicing rights.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the loans’ investors to fund delinquent balances for property tax and insurance premiums and out of pocket costs (e.g., preservation and restoration of mortgaged property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability. Servicing advances are written off when they are deemed uncollectible.

Borrowings

Borrowings, other than Asset-backed financing of a VIE at fair value and Interest-only security payable at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements and premiums received relating to advances under the facilities are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of revolving borrowing facilities on the straight-line basis and for Exchangeable senior notes and Notes payable secured by credit risk transfer and mortgage servicing assets are amortized over the respective borrowings’ contractual lives using the interest method.

Asset-backed financing of a VIE at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financing are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the loans held by the consolidated VIE. Asset-backed financings of the VIE are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gain on investments. The Company categorizes asset-backed financing of the VIE at fair value as a “Level 2” fair value liability.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the loans it has sold. The Company’s agreements with the Agencies and other investors include representations and warranties related to the loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, property value, loan amount, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it has to correspondent sellers that, in turn, had sold such loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent seller.

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan defect rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance of loans sold by PMT to date represents the maximum exposure to repurchases related to representations and warranties.

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing residential loans. Loan servicing activities are described under Mortgage servicing rights above.

Loan servicing fee amounts are based upon fee schedules established by the applicable investor and upon the unpaid principal balance of the loans.

The Company’s obligation under its loan servicing agreements is fulfilled as the Company services the loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recorded when the loan payments are collected from the borrowers.

Share-Based Compensation

The Company amortizes the fair value of previously granted share-based awards to Compensation expense over the vesting period using the graded vesting method. Expense relating to share-based awards is included in Compensation expense on the consolidated statements of income.

The initial cost of share-based awards is established at the Company’s closing share price adjusted for the portion of the awards expected to vest on the date of the award. The Company adjusts the cost of its share-based awards for changes in estimates of the portion of the awards it expects to be forfeited by grantees and for changes in expected performance attainment in each subsequent reporting period until the units have vested or have been forfeited, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

Income Taxes

The Company has elected to be taxed as a REIT and the Company believes PMT complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, the Company believes PMT will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company’s REIT qualification.

The Company’s taxable REIT subsidiary (“TRS”) is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Company expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

A valuation allowance is established if, in the Company’s judgment, realization of deferred tax assets is not more likely than not. The Company recognizes a tax benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing measurement of the allowance for credit losses that is based on an incurred loss accounting model with an expected loss model, which requires the Company to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments that are measured on the amortized cost basis. Most of the Company’s financial assets are measured at their fair values and are therefore not subject to the requirements of ASU 2016-13.

ASU 2016-13 is effective January 1, 2020 for the Company. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. Because of the Company’s current accounting, adoption of ASU 2016-13 on January 1, 2020 is not expected to have a significant effect on the Company’s allowance for credit losses on its assets subject to ASU 2016-13 due to the assets’ relatively short-term lives.

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement.

Pursuant to the terms of the agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any loans underwritten in accordance with the Ginnie Mae MBS Guide.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Loan fulfillment fees earned by PLS	$160,610	$81,350	$80,359
UPB of loans fulfilled by PLS	$56,033,704	$26,194,303	$22,971,119

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$14,381	$10,925	$12,084
UPB of loans sold to PLS	$47,937,306	$36,415,933	$40,561,241

Purchases of loans acquired for sale from PLS	$6,255,915	$3,343,028	$904,097

Tax service fees paid to PLS	$14,697	$7,433	$7,078

	December 31, 2019	December 31, 2018
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$490,383	$86,308

Loan Servicing

The Company, through its Operating Partnership, has an amended and restated loan servicing agreement with PLS dated as of September 12, 2016, pursuant to which PLS provides subservicing for the Company's portfolio of residential loans and its portfolio of MSRs. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company.

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

During the period in which the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”) was in effect, PLS, on behalf of the Company, was entitled to retain any incentive payments made to it and to which it was entitled under HAMP, provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a loan modification for which the Company previously paid PLS a modification fee, PLS reimbursed the Company an amount equal to the incentive payments.

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

The term of the loan servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

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

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$1,772	$1,037	$954
Loans at fair value	2,207	7,555	15,610
MSRs	44,818	33,453	26,500
	$48,797	$42,045	$43,064
Average investment in:
Loans acquired for sale at fair value	$2,754,955	$1,577,395	$1,366,017
Loans at fair value:
Distressed	$75,251	$473,458	$1,152,930
Held in a VIE	$281,449	$301,398	$344,942
Average MSR portfolio UPB	$110,075,179	$80,500,212	$63,836,843
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$5,324	$2,192	$1,428

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which “net income” for the quarter exceeds (i) an 8% return on equity plus the “high watermark”, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which “net income” for the quarter exceeds (i) a 12% return on “equity” plus the high watermark, up to (ii) a 16% return on “equity”; plus (c) 20% of the amount by which “net income” for the quarter exceeds a 16% return on “equity” plus the high watermark.

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

“High watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The high watermark starts at zero and is adjusted quarterly. If the “net income” is lower than the target yield, the high watermark is increased by the difference. If the “net income” is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until the “net income” in excess of the target yield exceeds the then-current cumulative high watermark amount.

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

Following is a summary of management fee expenses:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Base management	$29,303	$23,033	$22,280
Performance incentive	7,189	1,432	304
	$36,492	$24,465	$22,584
Average shareholders' equity amounts used to calculate management fee expense	$1,958,970	$1,535,590	$1,484,446

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$5,340	$4,640	$5,306
Compensation	480	480	—
Expenses incurred on the Company’s behalf, net	4,362	1,113	2,257
	$10,182	$6,233	$7,563
Payments and settlements during the year (1)	$177,116	$71,943	$64,945

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$1,757	$2,688	$5,244
Repayments and sales	$40,316	$46,750	$54,980
Interest income	$10,291	$15,138	$16,951
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$(9,256)	$8,500	$(19,350)
Recapture income	1,726	2,584	4,820
	$(7,530)	$11,084	$(14,530)

	December 31,
	2019	2018
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$178,586	$216,110

Financing Activities

PFSI held 75,000 of the Company’s common shares at both December 31, 2019 and December 31, 2018.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$23,513	$13,103	$5,872
Interest expense	$6,302	$7,462	$8,038
Payment of conditional reimbursement to PCM	$580	$69	$30

	December 31, 2019	December 31, 2018
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$107,512	$131,025
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$221	$801

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2019	December 31, 2018
	(in thousands)
Due from PFSI:
MSR recapture	$149	$179
Other	2,611	3,898
	$2,760	$4,077
Due to PFSI:
Fulfillment fees	$18,285	$10,006
Correspondent production fees	10,606	2,071
Management fees	10,579	6,559
Loan servicing fees	4,659	4,841
Allocated expenses and expenses paid by PFSI on PMT’s behalf	3,724	9,066
Conditional Reimbursement	221	801
Interest on Assets sold to PFSI under agreement to repurchase	85	120
	$48,159	$33,464

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included on the respective balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2019	December 31, 2018
	(in thousands)
Loan servicing advances	$48,971	$67,666
Real estate acquired in settlement of loans	21,549	32,888
	$70,520	$100,554

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows:
Proceeds from sales	$61,128,081	$29,369,656	$24,314,165
Loan servicing fees received net of guarantee fees	$295,390	$204,663	$164,776

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2019	December 31, 2018
	(in thousands)
UPB of loans outstanding	$130,663,117	$91,982,335
Collection Status (UPB)
Delinquency:
30-89 days delinquent	$1,014,094	$614,668
90 or more days delinquent:
Not in foreclosure	$258,036	$142,871
In foreclosure	$53,697	$40,445
Bankruptcy	$130,936	$75,947
Custodial funds managed by the Company (1)	$2,529,984	$970,328

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

Note 6—Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its investing and financing activities.

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

The Company, through its subsidiary, PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The transfers of loans subject to CRT arrangements are accounted for as sales. The Company places Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT arrangements.

The Company’s exposure to losses under its Recourse Obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the underlying loans subject to each CRT arrangements is reduced through repayments, the percentage exposure of each CRT arrangement will increase to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. The final sales of loans subject to the CRT Agreements were made during May 2018.

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

During 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the cash collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates)  included in the CRT arrangements are included in Net gain on investments in the consolidated statements of income and Derivative and credit risk transfer strip assets on the consolidated balance sheets.

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
UPB of loans sold	$47,748,300	$21,939,277	$14,529,548

Investments:
Deposits securing CRT arrangements	$933,370	$596,626	$152,641
Change in expected face amount of firm commitment to purchase CRT securities and commitments to fund Deposits securing CRT arrangements resulting from sales of loans	897,151	122,581	390,362
	$1,830,521	$719,207	$543,003

Investment income:
Net gain on investments:
Derivative and CRT strip assets:
CRT strips
Realized	$32,200
Valuation changes	(1,874)
	30,326
CRT derivatives
Realized	79,619	$86,928	$51,731
Valuation changes	(9,571)	25,347	83,030
	70,048	112,275	134,761
Interest-only security payable at fair value	10,302	(19,332)	(11,033)
	110,676	92,943	123,728
Firm commitments to purchase CRT securities	60,943	7,399	—
	171,619	100,342	123,728
Net gain on loans acquired for sale - Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	99,305	30,595	—
Interest income - Deposits securing CRT arrangements	34,229	15,441	4,291
	$305,153	$146,378	$128,019

Payments made to settle losses on credit risk transfer arrangements	$5,165	$2,133	$1,396

	December 31, 2019	December 31, 2018
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$54,930	$—
CRT derivatives	115,863	123,987
	$170,793	$123,987
Firm commitment to purchase credit risk transfer securities at fair value	$109,513	$37,994
Deposits securing credit risk transfer arrangements	$1,969,784	$1,146,501
Interest-only security payable at fair value	$25,709	$36,011

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$142,183	$87,976
Deposits securing CRT arrangements	$1,969,784	$1,146,501

Face amount of firm commitment to purchase CRT securities	$1,502,203	$605,052

UPB of loans - funded credit risk transfer arrangements	$41,944,117	$29,934,003
Collection status (UPB):
Delinquency
Current	$41,355,622	$29,633,133
30—89 days delinquent	$463,331	$228,296
90—180 days delinquent	$106,234	$39,826
180 or more days delinquent	$8,802	$4,208
Foreclosure	$10,128	$5,180
Bankruptcy	$55,452	$23,360

UPB of loans - firm commitment to purchase CRT securities	$38,738,396	$16,392,300
Collection status (UPB):
Delinquency
Current	$38,581,080	$16,329,044
30—89 days delinquent	$146,256	$61,035
90—180 days delinquent	$9,109	$2,221
180 or more days delinquent	$—	$—
Foreclosure	$1,951	$—
Bankruptcy	$2,980	$1,258

Jumbo Loan Financing

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

Following is a summary of the Company’s jumbo loan financing:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest income	$11,734	$11,813	$14,425
Interest expense	$11,324	$10,821	$13,184

	December 31, 2019	December 31, 2018
	(in thousands)
Loans at fair value	$256,367	$290,573
Asset-backed financing at fair value	$243,360	$276,499
Certificates retained at fair value	$13,007	$14,074

Note 7—Fair Value

Fair Value Accounting Elections

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,836	$—	$—	$90,836
Mortgage-backed securities at fair value	—	2,839,633	—	2,839,633
Loans acquired for sale at fair value	—	4,129,858	18,567	4,148,425
Loans at fair value	—	256,367	14,426	270,793
Excess servicing spread purchased from PFSI	—	—	178,586	178,586
Derivative and credit risk transfer strip assets:
Credit risk transfer strips	—	—	54,930	54,930
CRT derivatives	—	—	115,863	115,863
Interest rate lock commitments	—	—	11,726	11,726
Repurchase agreement derivatives	—	—	5,275	5,275
Forward purchase contracts	—	7,525	—	7,525
Forward sale contracts	—	637	—	637
MBS put options	—	1,625	—	1,625
Swap futures	—	4,347	—	4,347
Swaptions	—	—	—	—
Call options on interest rate futures	3,809	—	—	3,809
Put options on interest rate futures	2,859	—	—	2,859
Total derivative and credit risk transfer strip assets before netting	6,668	14,134	187,794	208,596
Netting	—	—	—	(6,278)
Total derivative and credit risk transfer strip assets after netting	6,668	14,134	187,794	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	—	109,513	109,513
Mortgage servicing rights at fair value	—	—	1,535,705	1,535,705
	$97,504	$7,239,992	$2,044,591	$9,375,809
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$243,360	$—	$243,360
Interest-only security payable at fair value	—	—	25,709	25,709
Derivative liabilities:
Interest rate lock commitments	—	—	572	572
Forward purchase contracts	—	3,600	—	3,600
Forward sales contracts	—	15,644	—	15,644
Total derivative liabilities before netting	—	19,244	572	19,816
Netting	—	—	—	(13,393)
Total derivative liabilities after netting	—	19,244	572	6,423
	$—	$262,604	$26,281	$275,492

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,850	$—	$—	$74,850
Mortgage-backed securities at fair value	—	2,610,422	—	2,610,422
Loans acquired for sale at fair value	—	1,626,483	17,474	1,643,957
Loans at fair value	—	290,573	117,732	408,305
Excess servicing spread purchased from PFSI	—	—	216,110	216,110
Derivative assets:
CRT derivatives	—	—	123,987	123,987
Interest rate lock commitments	—	—	12,162	12,162
Repurchase agreement derivatives	—	—	14,511	14,511
Forward purchase contracts	—	14,845	—	14,845
Forward sale contracts	—	13	—	13
MBS put options	—	218	—	218
MBS call options	—	945	—	945
Call options on interest rate futures	5,137	—	—	5,137
Put options on interest rate futures	178	—	—	178
Total derivative assets before netting	5,315	16,021	150,660	171,996
Netting	—	—	—	(4,831)
Total derivative assets after netting	5,315	16,021	150,660	167,165
Firm commitment to purchase credit risk transfer securities at fair value	—	—	37,994	37,994
Mortgage servicing rights at fair value	—	—	1,162,369	1,162,369
	$80,165	$4,543,499	$1,702,339	$6,321,172
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$276,499	$—	$276,499
Interest-only security payable at fair value	—	—	36,011	36,011
Derivative liabilities:
Interest rate lock commitments	—	—	174	174
Forward purchase contracts	—	43	—	43
Forward sales contracts	—	29,273	—	29,273
Total derivative liabilities before netting	—	29,316	174	29,490
Netting	—	—	—	(23,576)
Total derivative liabilities after netting	—	29,316	174	5,914
	$—	$305,815	$36,185	$318,424

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$—	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	26,823	1,077	—	—	—	65,051	10,057	—	—	103,008
Repayments and sales	(27,609)	(88,460)	(40,316)	(32,200)	(78,172)	—	(19,317)	(31,925)	(17)	(318,016)
Capitalization of interest and fees	—	2,318	10,291	—	—	—	—	—	—	12,609
Capitalization of advances	—	1,340	—	—	—	—	—	—	—	1,340
ESS received pursuant to a recapture agreement with PFSI	—	—	1,757	—	—	—	—	—	—	1,757
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	99,305	837,706	937,011
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	1,070	(10,906)	(9,256)	30,326	70,048	80,133	24	60,943	(464,353)	(241,971)
	1,070	(7,169)	(9,256)	30,326	70,048	80,133	24	60,943	(464,353)	(238,234)
Transfers:
Loans to REO	—	(12,412)	—	—	—	—	—	—	—	(12,412)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	56,804	—	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	—	—	(146,018)	—	—	—	(146,018)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$54,930	$115,863	$11,154	$5,275	$109,513	$1,535,705	$2,044,019
Changes in fair value recognized during the year relating to assets still held at December 31, 2019	$121	$(8,255)	$(9,256)	$(1,874)	$(9,571)	$11,154	$107	$29,808	$(464,353)	$(452,119)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(10,302)
(10,302)
Balance, December 31, 2019	$25,709
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2019	$(10,302)

	Year ended December 31, 2018
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT derivatives	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	4,632	98,640	3,748	—	864,494	1,984,616
Purchases and issuances	12,208	—	—	4,655	—	19,918	—	—	36,781
Repayments and sales	(12,934)	(600,638)	(46,750)	—	(86,928)	(8,964)	—	(100)	(756,314)
Capitalization of interest	—	7,439	15,138	—	—	—	—	—	22,577
Capitalization of advances	—	5,481	—	—	—	—	—	—	5,481
ESS received pursuant to a recapture agreement with PFSI	—	—	2,688	—	—	—	—	—	2,688
Amounts received as proceeds from sales of loan	—	—	—	—	—	—	30,595	356,755	387,350
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,907	—	—	—	—	—	—	2,907
Other factors	(16)	(18,104)	8,500	(14,016)	112,275	(191)	7,399	(58,780)	37,067
	(16)	(15,197)	8,500	(14,016)	112,275	(191)	7,399	(58,780)	39,974
Transfers:
Loans to REO	—	(47,786)	—	—	—	—	—	—	(47,786)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	10,081	—	—	—	—	—	—	—	10,081
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	16,717	—	—	—	—	16,717
Balance, December 31, 2018	$17,474	$117,732	$216,110	$11,988	$123,987	$14,511	$37,994	$1,162,369	$1,702,165
Changes in fair value recognized during the year relating to assets still held at December 31, 2018	$(158)	$(18,428)	$8,500	$11,988	$25,347	$77	$37,994	$(58,780)	$6,540

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2018
(in thousands)
Interest-only security payable:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	28,941
28,941
Balance, December 31, 2018	$36,011
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2018	$28,941

	Year ended December 31, 2017
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT derivatives	Repurchase agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Balance, January 31, 2016	$5,682	$1,354,572	$288,669	$3,777	$15,610	$—	$64,136	$1,732,446
Purchases and issuances	11,415	—	—	36,005	—	3,864	79	51,363
Repayments and sales	(12,513)	(530,367)	(54,980)	—	(51,731)	—	—	(649,591)
Capitalization of interest	—	30,795	16,951	—	—	—	—	47,746
Capitalization of advances	—	18,923	—	—	—	—	—	18,923
ESS received pursuant to a recapture agreement with PFSI	—	—	5,244	—	—	—	—	5,244
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	41,379	41,379
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	24,685	—	—	—	—	—	24,685
Other factors	1,045	(25,369)	(19,350)	45,304	134,761	(116)	(14,135)	122,140
	1,045	(684)	(19,350)	45,304	134,761	(116)	(14,135)	146,825
Transfers:
Loans to REO	—	(104,806)	—	—	—	—	—	(104,806)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	2,506	—	—	—	—	—	—	2,506
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	(80,454)	—	—	—	(80,454)
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$91,459	$1,211,581
Changes in fair value recognized during the year relating to assets still held at December 31, 2017	$98	$(10,594)	$(19,350)	$4,632	$83,030	$(116)	$(14,135)	$43,565

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2017
(in thousands)
Interest-only security payable:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	2,956
2,956
Balance, December 31, 2017	$7,070
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2017	$2,956

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	December 31, 2019			December 31, 2018
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$4,147,374	$4,010,444	$136,930	$1,643,465	$1,580,504	$62,961
90 or more days delinquent:
Not in foreclosure	572	615	(43)	492	492	—
In foreclosure	479	566	(87)	—	—	—
	1,051	1,181	(130)	492	492	—
	$4,148,425	$4,011,625	$136,800	$1,643,957	$1,580,996	$62,961
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$255,706	$251,425	$4,281	$290,573	$294,617	$(4,044)
90 or more days delinquent:
Not in foreclosure	661	809	(148)	—	—	—
In foreclosure	—	—	—	—	—	—
	661	809	(148)	—	—	—
	256,367	252,234	4,133	290,573	294,617	(4,044)
Distressed loans:
Current through 89 days delinquent	3,179	6,202	(3,023)	28,806	43,043	(14,237)
90 or more days delinquent:
Not in foreclosure	4,897	13,154	(8,257)	37,288	71,732	(34,444)
In foreclosure	6,350	15,698	(9,348)	51,638	86,259	(34,621)
	11,247	28,852	(17,605)	88,926	157,991	(69,065)
	14,426	35,054	(20,628)	117,732	201,034	(83,302)
	$270,793	$287,288	$(16,495)	$408,305	$495,651	$(87,346)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2019
	Net gain on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$77,283	$—	$—	$(12,853)	$64,430
Credit risk transfer strips	30,326	—	—	—	30,326
Loans acquired for sale at fair value	—	163,244	—	—	163,244
Loans at fair value	714	—	—	3,420	4,134
ESS at fair value	(9,256)	—	—	10,291	1,035
Firm commitment to purchase credit risk transfer securities at fair value	60,943	99,305	—	—	160,248
MSRs at fair value	—	—	(464,353)	—	(464,353)
	$160,010	$262,549	$(464,353)	$858	$(40,936)
Liabilities:
Interest-only security payable at fair value	$10,302	$—	$—	$—	$10,302
Asset-backed financing of a VIE at fair value	(7,553)	—	—	(2,061)	(9,614)
	$2,749	$—	$—	$(2,061)	$688

	Year ended December 31, 2018
	Net gain on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(11,262)	$—	$—	$(4,793)	$(16,055)
Loans acquired for sale at fair value	—	(5,298)	—	—	(5,298)
Loans at fair value	(23,696)	—	—	7,539	(16,157)
ESS at fair value	8,500	—	—	15,138	23,638
Firm commitment to purchase credit risk transfer securities at fair value	7,399	30,595	—	—	37,994
MSRs at fair value	—	—	(58,780)	—	(58,780)
	$(19,059)	$25,297	$(58,780)	$17,884	$(34,658)
Liabilities:
Interest-only security payable at fair value	$(28,941)	$—	$—	$—	$(28,941)
Asset-backed financing of a VIE at fair value	9,610	—	—	(577)	9,033
	$(19,331)	$—	$—	$(577)	$(19,908)

	Year ended December 31, 2017
	Net gain on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$5,498	$—	$—	$5,367	$10,865
Loans acquired for sale at fair value	—	97,940	—	—	97,940
Loans at fair value	3,582	—	—	32,239	35,821
ESS at fair value	(19,350)	—	—	16,951	(2,399)
MSRs at fair value	—	—	(14,135)	—	(14,135)
	$(10,270)	$97,940	$(14,135)	$54,557	$128,092
Liabilities:
Interest-only security payable	$2,956	$—	$—	$—	$2,956
Asset-backed financing of a VIE at fair value	(3,426)	—	—	(1,781)	(5,207)
	$(470)	$—	$—	$(1,781)	$(2,251)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019	$—	$—	$24,115	$24,115
December 31, 2018	$—	$—	$24,515	$24,515

The following table summarizes the fair value changes recognized during the year on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Real estate asset acquired in settlement of loans	$(2,155)	$(4,434)	$(11,882)
MSRs at lower of amortized cost or fair value	—	—	(5,876)
	$(2,155)	$(4,434)	$(17,758)

The Company remeasures its REO based on fair value when it evaluates the REO for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. REO may be revalued after acquisition due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Exchangeable senior notes, Notes payable secured by credit risk transfer and mortgage servicing assets and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Company has concluded that the fair values of these borrowings other than Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The fair value of the Term Notes at December 31, 2019 was based on non-affiliate broker indications of fair value. The fair value of Term Notes at December 31, 2018 was estimated using a discounted cash flow approach using indications of market pricing spreads provided by non-affiliate brokers to develop an appropriate discount rate. Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing rights and Exchangeable senior notes:

	December 31, 2019		December 31, 2018
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$1,696,295	$1,705,544	$445,573	$444,403
Exchangeable senior notes	$443,506	$462,117	$248,350	$247,172

Valuation Governance

Most of the Company’s assets, its Asset-backed financing of a VIE at fair value, Interest-only security payable at fair value and Derivative liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. During the periods presented, PFSI’s senior management valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gain on investments in the consolidated statements of income.

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•

Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale at fair value and all of the loans at fair value held in a VIE, are categorized as “Level 2” fair value assets:

•	For loans acquired for sale, the fair values are established using the loans’ contracted selling price or quoted market price or market price equivalent.
•

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

•

beginning September 30, 2019, the Company changed its discounted cash flow approach and the inputs to the model. Distressed loan fair values are now estimated based on the expected resolution to be realized from the individual asset’s disposition strategies. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%. The Company changed its approach to valuation of distressed loans during the quarter ended September 30, 2019 because it substantially liquidated its investment in distressed loans during the quarter and concluded that the small number of remaining assets are most accurately valued on an individual expected resolution basis.

Before September 30, 2019, the significant unobservable inputs used in the fair value measurement of the Company’s loans at fair value were discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of loans at fair value are included in Net gain on investments in the consolidated statements of income.

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” loans at fair value:

Key inputs (1)	December 31, 2018
Fair value (in thousands)	$117,732
Discount rate
Range	2.8% – 19.6%
Weighted average	12.0%
Twelve-month projected housing price index change
Range	3.1% – 3.7%
Weighted average	3.4%
Voluntary prepayment speed (2)
Range	0.9% – 8.3%
Weighted average	3.2%
Total prepayment speed (3)
Range	8.3% – 22.0%
Weighted average	18.3%

(1)	Weighted-average inputs are based on fair value amounts of the loans.
(2)	Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument-specific credit risk were measured by the effect on fair value of the change in the respective loan’s delinquency status and performance history at year end from the later of the beginning of the year or acquisition date.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of ESS are included in Net gain on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

	December 31, 2019	December 31, 2018
Fair value (in thousands)	$178,586	$216,110
UPB of underlying loans (in thousands)	$19,904,571	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	3.0% – 3.3%	2.8% - 3.2%
Weighted average	3.1%	3.1%
Annual total prepayment speed (3)
Range	8.7% – 16.2%	8.2% - 29.5%
Weighted average	11.0%	9.7%
Life (in years)
Range	2.7 - 7.2	1.6 - 7.6
Weighted average	6.1	6.8

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”)/ swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total CPR. Equivalent life information is included for informational purposes.

Derivative and Credit Risk Transfer Strip Assets

Derivative Assets

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the indications of fair value of the certificates provided by the nonaffiliated brokers. The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value
CRT derivatives	$115,863	$123,987
Deposits securing CRT arrangements	$1,524,590	$1,146,501
UPB of loans in reference pools	$24,824,616	$29,934,003
Key inputs (1)
Discount rate
Range	4.7% – 5.3%	6.6% – 7.5%
Weighted average	5.2%	7.3%
Voluntary prepayment speed (2)
Range	16.4% – 18.5%	9.0% – 10.6%
Weighted average	17.9%	9.9%
Involuntary prepayment speed (3)
Range	0.2% – 0.3%	0.2% – 0.2%
Weighted average	0.3%	0.2%
Remaining loss expectation (4)
Range	0.1% – 0.1%	0.1% – 0.2%
Weighted average	0.1%	0.2%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loan will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loan.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2019	December 31, 2018
Fair value (in thousands) (1)	$11,154	$11,988
Key inputs (2)
Pull-through rate
Range	64.6% – 100%	45.4% - 100%
Weighted average	93.3%	91.8%
MSR fair value expressed as
Servicing fee multiple
Range	2.1 - 5.8	2.4 - 5.6
Weighted average	4.7	4.3
Percentage of UPB
Range	0.7% - 2.2%	0.6% - 3.6%
Weighted average	1.4%	2.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratios included in the Company’s fair value estimate were 99% and 97% at December 31, 2019 and 2018, respectively. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income.

Hedging Derivatives

Fair values of derivative financial instruments actively-traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain on investments, Net gain on loans acquired for sale, or Net loan servicing fees, as applicable, in the consolidated statements of income.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the CRT strips and Deposits securing CRT arrangements. The Company applies adjustments to these indications of fair value to account for contractual restrictions limiting PMT’s ability to sell the certificates. Fair value of the CRT strips is derived by deducting the balance of the Deposits securing CRT arrangements from the adjusted indications of fair value of the certificates provided by the nonaffiliated brokers.

The significant unobservable inputs into the valuation of CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used to derive the fair value of the CRT strips in the Company’s review and approval of the adjusted broker-provided fair values:

December 31, 2019
(dollars in thousands)
Carrying value
CRT strips	$54,930
Deposits securing CRT arrangements	$445,194
UPB of loans in the reference pools	$17,119,501
Key inputs (1)
Discount rate	6.3%
Voluntary prepayment speed (2)	23.4%
Involuntary prepayment speed (3)	0.2%
Remaining loss expectation (4)	0.1%

(1)	Weighted average inputs are based on the UPB of the reference loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate and the voluntary and involuntary prepayment speeds of the loans in the reference pools. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value are recorded in Net gain on investments.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$109,513	$37,994
UPB of loans in the reference pools	$38,738,396	$16,392,300
Key inputs (1)
Discount rate	6.5%	7.9%
Voluntary prepayment speed (2)	14.3%	12.4%
Involuntary prepayment speed (3)	0.1%	0.1%
Remaining loss expectation (4)	0.1%	0.1%

(1)	Weighted average inputs are based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the related loans in the reference pools.

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

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee on the remaining outstanding principal balances of conventional loans. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment and default rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2019	2018	2017
	Fair value	Fair value	Fair value	Amortized cost
	(MSR recognized and UPB of underlying loan amounts in thousands)
MSR recognized	$837,706	$356,755	$41,379	$248,930
UPB of underlying loans	$59,951,884	$28,923,523	$3,724,642	$19,982,686
Weighted average annual servicing fee rate (in basis points)	31	26	25	25
Key inputs (1)
Pricing spread (2)
Range	5.6% – 9.9%	5.8% – 12.9%	7.6% – 7.6%	7.6% – 12.6%
Weighted average	6.1%	6.9%	7.6%	7.6%
Prepayment speed (3)
Range	8.5% – 26.1%	3.2% – 35.3%	7.9% – 29.5%	3.2% – 31.1%
Weighted average	11.7%	9.9%	10.7%	8.0%
Life (in years)
Range	3.1 – 7.7	2.3 – 11.9	2.8 – 8.5	2.6 – 11.9
Weighted average	6.8	7.6	7.3	8.3
Annual per-loan cost of servicing
Range	$78 – $78	$77 – $79	$79 – $79	$79 – $79
Weighted average	$78	$79	$79	$79

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR. Equivalent life information is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2019	December 31, 2018
	(Carrying value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$1,535,705	$1,162,369
UPB of underlying loans	$131,024,381	$92,410,226
Weighted average annual servicing fee rate (in basis points)	28	25
Weighted average note interest rate	4.2%	4.2%
Key inputs (1):
Pricing spread (2)
Range	6.8% – 9.9%	5.7% – 10.7%
Weighted average	6.8%	5.8%
Effect on fair value of:
5% adverse change	$(20,666)	$(13,872)
10% adverse change	$(40,783)	$(27,428)
20% adverse change	$(79,453)	$(53,626)
Prepayment speed (3)
Range	10.2% – 22.0%	8.1% – 27.1%
Weighted average	12.1%	9.8%
Life (in years)
Range	2.4 - 6.5	2.7 - 7.3
Weighted average	6.3	7.1
Effect on fair value of:
5% adverse change	$(35,768)	$(21,661)
10% adverse change	$(69,973)	$(42,458)
20% adverse change	$(134,068)	$(81,660)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78
Weighted average	$78	$78
Effect on fair value of:
5% adverse change	$(9,964)	$(8,298)
10% adverse change	$(19,928)	$(16,597)
20% adverse change	$(39,856)	$(33,194)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR. Equivalent life information is included for informational purposes.

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

Note 8—Mortgage Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$2,610,422	$989,461	$865,061
Purchases	1,250,289	1,810,877	251,872
Sales	(704,178)	—	(1,206)
Repayments	(381,330)	(173,862)	(126,385)
Changes in fair value included in income arising from:
Amortization of purchase premiums	(12,853)	(4,792)	(5,367)
Valuation adjustments	77,283	(11,262)	5,486
	64,430	(16,054)	119
Balance at end of year	$2,839,633	$2,610,422	$989,461

Following is a summary of the Company’s investment in MBS:

	December 31, 2019				December 31, 2018
Agency: (1)	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$1,946,203	$29,657	$33,233	$2,009,093	$2,050,769	$39,488	$(14,920)	$2,075,337
Freddie Mac	809,595	11,083	9,862	830,540	530,734	6,702	(2,351)	535,085
	$2,755,798	$40,740	$43,095	$2,839,633	$2,581,503	$46,190	$(17,271)	$2,610,422

(1)

All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at both December 31, 2019 and December 31, 2018.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2019	December 31, 2018
	(in thousands)
Agency-eligible	$3,626,038	$1,495,954
Held for sale to PLS — Government insured or guaranteed	490,383	86,308
Jumbo	13,437	44,221
Commercial real estate	1,015	8,559
Home equity lines of credit	4,632	—
Repurchased pursuant to representations and warranties	12,920	8,915
	$4,148,425	$1,643,957
Loans pledged to secure:
Assets sold under agreements to repurchase	$4,070,134	$1,436,437
Mortgage loan participation purchase and sale agreements	—	185,442
	$4,070,134	$1,621,879

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company transfers government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held before being purchased by PLS.

Note 10—Loans at Fair Value

Loans at fair value are comprised of loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

	December 31, 2019		December 31, 2018
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$256,367	$251,425	$290,573	$294,617
Distressed loans:
Nonperforming	11,247	28,852	88,926	157,991
Performing	3,179	6,202	28,806	43,043
	14,426	35,054	117,732	201,034
	$270,793	$286,479	$408,305	$495,651
Loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$12,390		$108,693
Asset-backed financing of a VIE at fair value	256,367		290,573
	$268,757		$399,266

Note 11— Derivative and Credit Risk Transfer Strip Assets

Derivative and credit risk transfer assets are summarized below:

	December 31, 2019	December 31, 2018
	(in thousands)
Derivative assets	$147,388	$167,165
Credit risk transfer strips	54,930	—
	$202,318	$167,165

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips:

December 31, 2019
Credit risk transfer strips contractually restricted from sale (1)	(in thousands)
Through June 13, 2020	$17,629
To maturity	37,301
$54,930
CRT strips pledged to secure Assets sold under agreements to repurchase and Notes payable	$54,930

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
CRT derivatives	24,824,616	$115,863	$—	29,934,003	$123,987	$—
Interest rate lock commitments	3,199,680	11,726	572	1,688,516	12,162	174
Repurchase agreement derivatives		5,275	—		14,511	—
Subject to master netting agreements─used for economic hedging purposes:
Forward purchase contracts	5,883,198	7,525	3,600	3,072,223	14,845	43
Forward sale contracts	9,297,179	637	15,644	4,595,241	13	29,273
MBS put options	4,000,000	1,625	—	2,550,000	218	—
MBS call options	—	—	—	500,000	945	—
Call options on interest rate futures	2,662,500	3,809	—	512,500	5,137	—
Put options on interest rate futures	950,000	2,859	—	1,102,500	178	—
Swap futures	2,075,000	4,347	—	—	—	—
Swaptions	2,700,000	—	—	—	—	—
Bond futures	114,500	—	—	815,000	—	—
Total derivative instruments before netting		153,666	19,816		171,996	29,490
Netting		(6,278)	(13,393)		(4,831)	(23,576)
		$147,388	$6,423		$167,165	$5,914
Margin deposits placed with derivatives counterparties, net		$7,114			$18,744
Derivative assets pledged to secure:
Notes payable		$115,110			$—
Assets sold under agreements to repurchase		$27,073			$87,976

The following tables summarize the notional amount activity for derivative contracts used for economic hedging purposes:

	Notional amounts, year ended December 31, 2019
	Beginning		Dispositions/	End
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	3,072,223	246,730,665	(243,919,690)	5,883,198
Forward sales contracts	4,595,241	322,636,252	(317,934,314)	9,297,179
MBS put options	2,550,000	56,150,000	(54,700,000)	4,000,000
MBS call options	500,000	13,200,000	(13,700,000)	—
Call options on interest rate futures	512,500	30,752,000	(28,602,000)	2,662,500
Put options on interest rate futures	1,102,500	31,662,400	(31,814,900)	950,000
Swap futures	—	5,371,970	(3,296,970)	2,075,000
Swaptions	—	3,700,000	(1,000,000)	2,700,000
Bond futures	815,000	23,330,100	(24,030,600)	114,500

	Notional amounts, year ended December 31, 2018
	Beginning		Dispositions/	End
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	1,996,235	97,737,906	(96,661,918)	3,072,223
Forward sales contracts	2,565,271	129,544,573	(127,514,603)	4,595,241
MBS put options	2,375,000	9,575,000	(9,400,000)	2,550,000
MBS call options	—	2,000,000	(1,500,000)	500,000
Call options on interest rate futures	—	3,487,500	(2,975,000)	512,500
Put options on interest rate futures	550,000	13,302,500	(12,750,000)	1,102,500
Swap futures	275,000	—	(275,000)	—
Bond futures	—	5,274,400	(4,459,400)	815,000
Eurodollar future sale contracts	937,000	149,597	(1,086,597)	—

	Notional amounts, year ended December 31, 2017
	Beginning		Dispositions/	End
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	4,840,707	71,768,061	(74,612,533)	1,996,235
Forward sales contracts	6,148,242	95,889,432	(99,472,403)	2,565,271
MBS put options	925,000	9,225,000	(7,775,000)	2,375,000
MBS call options	750,000	550,000	(1,300,000)	—
Call options on interest rate futures	200,000	825,000	(1,025,000)	—
Put options on interest rate futures	550,000	7,150,000	(7,150,000)	550,000
Swap futures	150,000	1,650,000	(1,525,000)	275,000
Eurodollar future sale contracts	1,351,000	404,000	(818,000)	937,000
Treasury future buy contracts	—	110,700	(110,700)	—
Treasury future sale contracts	—	110,700	(110,700)	—

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of December 31, 2019 and December 31, 2018, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2019			December 31, 2018
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT derivatives	$115,863	$—	$115,863	$123,987	$—	$123,987
Interest rate lock commitments	11,726	—	11,726	12,162	—	12,162
Repurchase agreement derivatives	5,275	—	5,275	14,511	—	14,511
	132,864	—	132,864	150,660	—	150,660
Subject to master netting arrangements:
Forward purchase contracts	7,525	—	7,525	14,845	—	14,845
Forward sale contracts	637	—	637	13	—	13
MBS put options	1,625	—	1,625	218	—	218
MBS call options	—	—	—	945	—	945
Call options on interest rate futures	3,809	—	3,809	5,137	—	5,137
Put options on interest rate futures	2,859	—	2,859	178	—	178
Swap futures	4,347	—	4,347	—	—	—
Netting	—	(6,278)	(6,278)	—	(4,831)	(4,831)
	20,802	(6,278)	14,524	21,336	(4,831)	16,505
	$153,666	$(6,278)	$147,388	$171,996	$(4,831)	$167,165

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$115,863	$—	$—	$115,863	$123,987	$—	$—	$123,987
Interest rate lock commitments	11,726	—	—	11,726	12,162	—	—	12,162
RJ O’Brien & Associates, LLC	6,668	—	—	6,668	5,315	—	—	5,315
Deutsche Bank Securities LLC	5,398	—	—	5,398	14,511	—	—	14,511
Bank of America, N.A.	2,489	—	—	2,489	—	—	—	—
Wells Fargo Securities, LLC	1,882	—	—	1,882	2,800	—	—	2,800
J.P. Morgan Securities LLC	1,551	—	—	1,551	107	—	—	107
Morgan Stanley & Co. LLC	821	—	—	821	243	—	—	243
Federal National Mortgage Association	—	—	—	—	5,619	—	—	5,619
Citigroup Global Markets Inc.	—	—	—	—	971	—	—	971
Other	990	—	—	990	1,450	—	—	1,450
	$147,388	$—	$—	$147,388	$167,165	$—	$—	$167,165

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2019			December 31, 2018
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements — Interest rate lock commitments	$572	$—	$572	$174	$—	$174
Subject to master netting arrangements:
Forward purchase contracts	3,600	—	3,600	43	—	43
Forward sales contracts	15,644	—	15,644	29,273	—	29,273
Netting	—	(13,393)	(13,393)	—	(23,576)	(23,576)
	19,244	(13,393)	5,851	29,316	(23,576)	5,740
	19,816	(13,393)	6,423	29,490	(23,576)	5,914
Assets sold under agreements to repurchase:
UPB	6,649,179	—	6,649,179	4,777,486	—	4,777,486
Unamortized debt issuance costs	(289)	—	(289)	(459)	—	(459)
	6,648,890	—	6,648,890	4,777,027	—	4,777,027
	$6,668,706	$(13,393)	$6,655,313	$4,806,517	$(23,576)	$4,782,941

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

	December 31, 2019				December 31, 2018
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$572	$—	$—	$572	$174	$—	$—	$174
J.P. Morgan Securities LLC	1,736,829	(1,736,829)	—	—	1,441,934	(1,441,934)	—	—
Bank of America, N.A.	1,339,291	(1,339,291)	—	—	1,307,923	(1,307,584)	—	339
Daiwa Capital Markets	906,439	(906,439)	—	—	254,332	(254,332)	—	—
Credit Suisse Securities (USA) LLC	720,411	(719,902)	—	509	512,662	(512,662)	—	—
Morgan Stanley & Co. LLC	656,728	(656,728)	—	—	105,366	(105,366)	—	—
Citigroup Global Markets Inc.	412,999	(411,933)	—	1,066	99,626	(98,644)	—	982
Mizuho Securities	392,038	(391,627)	—	411	270,708	(270,708)	—	—
RBC Capital Markets, L.P.	290,388	(290,388)	—	—	57,795	(57,795)	—	—
BNP Paribas	116,155	(115,733)	—	422	162,636	(162,357)	—	279
Amherst Pierpont Securities LLC	80,309	(80,309)	—	—	—	—	—	—
Federal National Mortgage Association	1,996	—	—	1,996	12	—	—	12
Deutsche Bank Securities LLC	—	—	—	—	495,974	(495,974)	—	—
Wells Fargo Securities, LLC	—	—	—	—	70,130	(70,130)	—	—
Other	1,447	—	—	1,447	4,128	—	—	4,128
	$6,655,602	$(6,649,179)	$—	$6,423	$4,783,400	$(4,777,486)	$—	$5,914

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2019	2018	2017
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale	$(834)	$7,356	$81,309
CRT derivatives	Net gain on investments	$70,048	$112,275	$134,761
Repurchase agreement derivatives	Interest expense	$24	$191	$116
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(91,084)	$25,334	$(31,245)
Mortgage servicing rights	Net loan servicing fees	$80,622	$(35,550)	$(2,512)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$28,785	$(4,152)	$(18,468)

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$85,681	$162,865	$274,069
Transfers:
From loans at fair value and advances	23,672	32,578	87,202
From real estate held for investment (1)	30,432	3,401	—
To real estate held for investment	—	(5,183)	(16,530)
Results of REO:
Valuation adjustments, net	(6,527)	(17,323)	(27,505)
Gain on sale, net	7,298	8,537	12,550
	771	(8,786)	(14,955)
Sales	(74,973)	(99,194)	(166,921)
Balance at end of year	$65,583	$85,681	$162,865

	December 31, 2019	December 31, 2018
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$40,938	$1,939
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	—	38,259
	$40,938	$40,198

(1)	During the quarter ended June 30, 2019, the Company committed to liquidate its real estate held for investment and transferred its holdings to real estate acquired in settlement of loans.

Note 13—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$1,162,369	$91,459	$64,136
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	773,035	—
Balance after reclassification	1,162,369	864,494	64,136
Purchases	—	—	79
Sales	(17)	(100)	—
MSRs resulting from loan sales	837,706	356,755	41,379
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(262,031)	60,772	(9,762)
Other changes in fair value (2)	(202,322)	(119,552)	(4,373)
	(464,353)	(58,780)	(14,135)
Balance at end of year	$1,535,705	$1,162,369	$91,459

	December 31, 2019	December 31, 2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$1,510,651	$1,139,582

(1)	Primarily reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees - from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Contractually-specified servicing fees	$295,390	$204,663	$164,776
Ancillary and other fees:
Late charges	1,658	974	718
Other	22,441	7,088	5,805
	$319,489	$212,725	$171,299

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Year ended December 31,
	2018	2017
	(in thousands)
Amortized cost:
Balance at beginning of year	$772,870	$606,103
Transfer of mortgage servicing right to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	(772,870)	—
Balance after reclassification	—	606,103
MSRs resulting from mortgage loan sales	—	248,930
Amortization	—	(81,624)
Sales	—	(539)
Balance at end of year	—	772,870
Valuation allowance:
Balance at beginning of year	(19,548)	(13,672)
Reduction pursuant to a change in accounting principle	19,548	—
Balance after reclassification	—	(13,672)
Additions to valuation allowance	—	(5,876)
Balance at end of year	—	(19,548)
MSRs, net	$—	$753,322
Fair value at beginning of year		$626,334
Fair value at end of year		$772,940

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Weighted average interest rate (1)	3.25%	3.25%	2.49%
Average balance	$5,600,469	$3,901,772	$3,332,084
Total interest expense (2)	$178,211	$115,383	$93,580
Maximum daily amount outstanding	$8,577,065	$6,665,118	$4,242,600

(1)

Excludes the effect of amortization of net debt issuance premiums of $4.0 million and $11.7 million for the years ended December 31, 2019 and 2018, respectively, and net debt issuance costs of $8.3 million for the year ended December 31, 2017.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the years ended December 31, 2019, 2018, and 2017 includes recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $10.8 million, $19.7 million, and $3.1 million, respectively, in such incentives as a reduction of interest expense. The master repurchase agreement expired on August 21, 2019.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,649,179	$4,777,486
Unamortized debt issuance costs, net	(289)	(459)
	$6,648,890	$4,777,027
Weighted average interest rate	2.85%	3.38%
Available borrowing capacity (1):
Committed	$—	$783,415
Uncommitted	2,278,264	2,325,246
	$2,278,264	$3,108,661
Margin deposits placed with counterparties included in Other assets	$91,871	$43,676
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,839,633	$2,610,422
Loans acquired for sale at fair value	$4,070,134	$1,436,437
Loans at fair value	$12,390	$108,693
CRT strips	$27,073	$—
CRT derivatives	$—	$87,976
Real estate acquired in settlement of loans	$40,938	$40,198
Real estate held for investment	$—	$23,262
MSRs (2)	$1,354,907	$1,139,582
Deposits securing CRT arrangements	$445,194	$1,146,501

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and notes payable.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2019	Unpaid principal balance
(in thousands)
Within 30 days	$3,322,037
Over 30 to 90 days	3,036,754
Over 90 days to 180 days	290,388
Over 180 days to one year	—
$6,649,179
Weighted average maturity (in months)	1.4

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2019:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$283,315	March 22, 2020	August 4, 2020
Credit Suisse First Boston Mortgage Capital LLC	$227,577	March 18, 2020	April 24, 2020
JPMorgan Chase & Co.	$84,911	February 18, 2020	October 9, 2020
Bank of America, N.A.	$43,604	January 30, 2020	March 12, 2020
Morgan Stanley	$41,672	March 17, 2020	August 21, 2020
Royal Bank of Canada	$15,902	April 13, 2020	February 28, 2020
BNP Paribas	$6,370	March 16, 2020	July 31, 2020

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$22,279	January 21, 2020
Bank of America, N.A.	$12,078	January 14, 2020
Daiwa Capital Markets America Inc.	$28,234	January 17, 2020
Mizuho Securities	$12,214	January 11, 2020
Amherst Pierpont Securities LLC	$2,404	February 14, 2020

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$88,089	January 31, 2020

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Weighted average interest rate (1)	3.53%	3.42%	2.34%
Average balance	$40,036	$64,512	$61,807
Total interest expense	$1,570	$2,422	$1,593
Maximum daily amount outstanding	$207,065	$287,862	$136,854

(1)	Excludes the effect of amortization of debt issuance costs of $158,000, $217,000 and $125,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

December 31, 2018
(dollars in thousands)
Carrying value:
Amount outstanding	$178,726
Unamortized debt issuance costs	(87)
$178,639
Weighted average interest rate	3.77%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$185,442

Note 16—Notes Payable

On October 16, 2019, the Company, through an indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-3R, issued an aggregate principal amount of $375.0 million in secured term notes (the “2019-3R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2019-3R Notes bear interest at a rate equal to one-month LIBOR plus 2.70% per annum, with an initial payment date of November 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-3R Notes mature on October 27, 2022 or, if extended pursuant to the terms of the related indenture, October 29, 2024 (unless earlier redeemed in accordance with their terms).

On June 11, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-2R, issued an aggregate principal amount of $638.0 million in secured term notes (the “2019-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-2R Notes bear interest at a rate equal to one-month LIBOR plus 2.75% per annum, with an initial payment date of June 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-2R Notes mature on May 29, 2023 or, if extended pursuant to the terms of the related indenture, June 28, 2025 (unless earlier redeemed in accordance with their terms).

On March 29, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R, issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum, with an initial payment date that occurred on April 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-1R Notes mature on March 27, 2022 or, if extended pursuant to the terms of the related indenture, March 29, 2024 (unless earlier redeemed in accordance with their terms).

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day.  The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The note matures on February 1, 2020.

On March 24, 2017, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million. The note matured and was repaid on February 1, 2018.

Following is a summary of financial information relating to the notes payable:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Weighted average interest rate (1)	4.70%	4.68%	5.71%
Average balance	$1,101,501	$300,035	$145,638
Total interest expense	$53,968	$14,623	$12,634
Maximum daily amount outstanding	$1,742,227	$450,000	$275,106

(1)	Excludes the effect of amortization of debt issuance costs of $2.2 million, $681,000 and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,702,262	$450,000
Unamortized debt issuance costs	(5,967)	(4,427)
	$1,696,295	$445,573
Weighted average interest rate	4.30%	4.86%
Assets securing notes payable:
MSRs (1)	$1,510,651	$1,139,582
CRT Agreements:
Deposits securing CRT arrangements	$1,524,590	$—
Derivative assets	$115,110	$—

(1)	Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and notes payable.

Note 17—Exchangeable Notes

On November 4, 2019, PMC issued $210.0 million in principal amount of 5.50% exchangeable senior notes due 2024 (the “2024 Notes”) in a private offering. The 2024 Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before August 1, 2024. The exchange rate initially equals 40.1010 common shares per $1,000 principal amount of the 2024 Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (the “2020 Notes”, together with the 2024 Exchangeable Notes, the “Exchangeable Notes”) due May 1, 2020. The 2020 Notes bear interest at a rate of 5.375% per year, payable semiannually. The 2020 Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the 2020 Notes as of December 31, 2019, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Average balance	$279,207	$250,000	$250,000
Total interest expense	$17,037	$14,601	$14,535

	December 31, 2019	December 31, 2018
	(in thousands)
Carrying value:
UPB	$460,000	$250,000
Unamortized debt issuance costs and conversion option	(16,494)	(1,650)
	$443,506	$248,350

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance	$267,539	$288,244	$331,409
Total interest expense	$11,324	$10,821	$13,184
Weighted average interest rate (1)	3.46%	3.55%	3.39%

(1)	Excludes the effect of debt issuance costs of $2.1 million, $577,000 and $1.8 million, for the year ended December 31, 2019, 2018 and 2017, respectively.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$243,360	$276,499
UPB	$239,169	$281,922
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance, beginning of year	$7,514	$8,678	$15,350
Provision for losses:
Pursuant to loan sales	3,778	2,531	3,147
Reduction in liability due to change in estimate	(3,550)	(3,707)	(9,679)
(Losses incurred) recoveries, net	(128)	12	(140)
Balance, end of year	$7,614	$7,514	$8,678
UPB of loans subject to representations and warranties at end of year	$122,163,186	$90,427,100	$71,416,333

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2019
(in thousands)
Commitments to purchase loans acquired for sale	$3,199,680
Face amount of firm commitment to purchase credit risk transfer securities	$1,502,203

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, year ended December 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2019	2018	2017
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$1.59
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$0.89
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, the Company completed the following underwritten offerings of common shares:

Date	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
February 14, 2019	7,000	$20.64	$144,480	$142,470
May 9, 2019	8,127	$21.15	171,877	169,605
August 8, 2019	9,200	$21.75	200,100	197,773
December 13, 2019	9,200	$22.10	203,320	200,904
	33,527	$21.47	$719,777	$710,752

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200,000,000. Following is a summary of the activities under the ATM equity offering program:

Quarter ended	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
March 31, 2019	221	$20.76	$4,588	$4,542
June 30, 2019	2,068	$21.68	$44,844	$44,395
September 30, 2019	2,537	$22.17	$56,256	$55,694
December 31, 2019	637	$22.32	$14,217	$14,074
	5,463	$21.95	$119,905	$118,705

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,				Cumulative
	2018	2017	2016	2015	total (1)
	(in thousands)
Common shares repurchased	671	5,647	7,368	1,045	14,731
Cost of common shares repurchased	$10,719	$91,198	$98,370	$16,338	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through December 31, 2019.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $393,000, $68,000 and $30,000 during the years ended December 31, 2019, 2018 and 2017, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made payments under the Reimbursement Agreement totaling $580,000, $137,000 and $61,000 during the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, certain of the IPO underwriters waived their rights to approximately $1.1 million of conditional underwriting fees. The Company recorded the reduction of conditional underwriting fees in Other income during the year ended December 31, 2019.

Note 22—Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$77,283	$(11,262)	$5,498
Loans at fair value:
Held in a VIE	7,883	(8,499)	4,266
Distressed	(7,169)	(15,197)	(684)
CRT arrangements	110,676	92,943	123,728
Firm commitment to purchase CRT securities	60,943	7,399	—
Asset-backed financing of a VIE at fair value	(7,553)	9,610	(3,426)
Hedging derivatives	28,785	(4,152)	(18,468)
	270,848	70,842	110,914
From PFSI—ESS	(7,530)	11,084	(14,530)
	$263,318	$81,926	$96,384

Note 23—Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(687,317)	$(363,271)	$(209,898)
Hedging activities	(88,633)	9,172	(15,288)
	(775,950)	(354,099)	(225,186)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	99,305	30,595	—
Receipt of MSRs in mortgage loan sale transactions	837,706	356,755	290,309
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(3,778)	(2,531)	(3,147)
Reduction in liability due to change in estimate	3,550	3,707	9,679
	(228)	1,176	6,532
Change in fair value of loans and derivatives held at end of year:
IRLCs	(834)	7,356	855
Loans	(1,765)	(9,685)	5,879
Hedging derivatives	(2,451)	16,162	(15,957)
	(5,050)	13,833	(9,223)
	931,733	402,359	287,618
Total from nonaffiliates	155,783	48,260	62,432
From PFSI—cash gain	14,381	10,925	12,084
	$170,164	$59,185	$74,516

Note 24—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$295,390	$204,663	$164,776
Other	24,099	8,062	6,523
Effect of MSRs:
Carried at fair value:
Realization of cashflows	(202,322)	(119,552)	(9,762)
Market changes	(262,031)	60,772	(4,373)
	(464,353)	(58,780)	(14,135)
Carried at lower of amortized cost or fair value:
Amortization	—	—	(81,624)
Increase in impairment valuation allowance	—	—	(5,876)
Gain on sale	—	—	660
Gain (losses) on hedging derivatives, net	80,622	(35,550)	(2,512)
	(383,731)	(94,330)	(103,487)
Net servicing fees from non-affiliates	(64,242)	118,395	67,812
From PFSI—MSR recapture income	5,324	2,192	1,428
Net loan servicing fees	$(58,918)	$120,587	$69,240
Average servicing portfolio	$110,075,179	$80,500,212	$63,836,843

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 25—Net Interest Income

Net interest income is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$4,559	$852	$576
Mortgage-backed securities	78,450	55,487	29,438
Loans acquired for sale at fair value	121,387	75,610	53,164
Loans at fair value:
Held in a VIE	11,734	11,813	14,425
Distressed	3,848	21,666	63,613
Deposits securing CRT arrangements	34,229	15,441	4,291
Placement fees relating to custodial funds	52,587	26,065	12,517
Other	800	700	201
	307,594	207,634	178,225
From PFSI—ESS	10,291	15,138	16,951
	317,885	222,772	195,176
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	178,211	115,383	93,580
Mortgage loan participation purchase and sale agreements	1,570	2,422	1,593
Exchangeable Notes	17,037	14,601	14,535
Notes payable	53,968	14,623	12,634
Asset-backed financings of a VIE at fair value	11,324	10,821	13,184
Interest shortfall on repayments of loans serviced for Agency securitizations	25,776	7,324	5,928
Interest on loan impound deposits	3,258	2,535	1,879
	291,144	167,709	143,333
To PFSI—Assets sold under agreement to repurchase	6,302	7,462	8,038
	297,446	175,171	151,371
Net interest income	$20,439	$47,601	$43,805

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2019, 2018 and 2017 the Company included $10.8 million, $19.7 million and $3.1 million, respectively, of such incentives as a reduction of Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 26—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards based on PMT’s common shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Grants:
Restricted share units	96	129	136
Performance share units	116	116	126
Total share units granted	212	245	262
Grant date fair value:
Restricted share units	$1,978	$2,281	$2,316
Performance share units	2,380	1,542	1,675
Total grant date value of share units	$4,358	$3,823	$3,991
Vestings:
Restricted share units	227	261	284
Performance share units (1)	118	27	—
Total share units vested	345	288	284
Forfeitures:
Restricted share units	—	2	13
Performance share units	1	—	—
Total share units forfeited	1	2	13
Compensation expense relating to share-based grants	$5,530	$5,318	$4,904

(1)

The actual number of performance-based RSUs vested during the year ended December 31, 2019 was 141,000 common shares, which is approximately 119% of the 118,000 originally granted performance-based RSUs, due to the Company exceeding the established performance targets.

	December 31, 2019
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	229	234
Grant date average fair value per unit	$19.01	$17.28
Average remaining vesting period (months)	8	8

Note 27—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets the REIT requirements including the asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the TRS and the method of determining the income or loss related to valuation of the loans owned by the qualified REIT subsidiary.

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

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2019	66%	0%	34%
2018	49%	0%	51%
2017	71%	29%	0%

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

The following table details the Company’s (benefit from) provision for income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Current (benefit) expense :
Federal	$(120)	$19	$251
State	12	6	57
Total current (benefit) expense	(108)	25	308
Deferred (benefit) expense:
Federal	(39,592)	7,587	3,824
State	3,984	(2,422)	2,665
Total deferred (benefit) expense	(35,608)	5,165	6,489
Total (benefit from) provision for income taxes	$(35,716)	$5,190	$6,797

The following table is a reconciliation of the Company’s (benefit from) provision for income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$40,035	21.0%	$33,177	21.0%	$43,591	35.0%
Effect of non-taxable REIT income	(79,467)	(41.7)%	(26,647)	(16.9)%	(25,754)	(20.7)%
State income taxes, net of federal benefit	(7,417)	(3.9)%	(2,044)	(1.3)%	1,687	1.4%
Effect of federal statutory rate change	—	(—)%	—	(—)%	(12,992)	(10.4)%
Valuation allowance	13,612	7%	—	0%	—	0%
Other	(2,479)	(1.2)%	704	0.4%	265	0.2%
(Benefit from) provision for income taxes	$(35,716)	(18.8)%	$5,190	3.2%	$6,797	5.5%

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

The Company’s components of the (benefit from) provision for deferred income taxes are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Real estate valuation loss	$1,140	$1,565	$3,476
Mortgage servicing rights	(212)	4,797	15,516
Net operating loss carryforward	(56,339)	(1,109)	4,333
Liability for losses under representations and warranties	111	405	2,652
Excess interest expense disallowance	4,667	234	(7,304)
Effect of federal statutory rate change	—	—	(12,992)
Other	1,413	(727)	808
Valuation allowance	13,612	—	—
Total (benefit from) provision for deferred income taxes	$(35,608)	$5,165	$6,489

The components of income taxes payable are as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
Taxes currently receivable	$(259)	$(1,160)
Deferred income taxes payable	2,078	37,686
Income taxes payable	$1,819	$36,526

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2019	December 31, 2018
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$97,236	$40,897
Excess interest expense disallowance	15,234	19,901
REO valuation loss	1,438	2,578
Liability for losses under representations and warranties	1,900	2,011
Valuation allowance	(13,612)	—
Other	162	1,576
Gross deferred tax assets	102,358	66,962
Deferred income tax liabilities:
Mortgage servicing rights	104,436	104,648
Other	—	—
Gross deferred tax liabilities	104,436	104,648
Net deferred income tax liability	$2,078	$37,686

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $365.4 million and $136.8 million at December 31, 2019 and December 31, 2018, respectively. Losses that occurred before 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but are limited to 80% of taxable income.

We evaluated the net deferred tax asset of our TRS and established a deferred tax valuation allowance in the amount of $13.6 million.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

At December 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2019 and December 31, 2018.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2016 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2015 and forward. The TRS’s Georgia state income tax returns for tax years 2016 through 2018 are currently under examination.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2019	2018	2017
	(in thousands except per share amounts)
Net income	$226,357	$152,798	$117,749
Dividends on preferred shares	(24,938)	(24,938)	(15,267)
Effect of participating securities—share-based compensation awards	(566)	(750)	(991)
Net income attributable to common shareholders	$200,853	$127,110	$101,491

Net income attributable to common shareholders	$200,853	$127,110	$101,491
Interest on Exchangeable Notes, net of income taxes (1)	11,827	10,637	8,757
Diluted net income attributable to common shareholders	$212,680	$137,747	$110,248
Weighted average basic shares outstanding	78,990	60,898	66,144
Dilutive securities:
Shares issuable under share-based compensation plan	254	—	—
Shares issuable pursuant to exchange of the Exchangeable Notes (1)	8,467	8,467	8,467
Diluted weighted average number of shares outstanding	87,711	69,365	74,611
Basic earnings per share	$2.54	$2.09	$1.53
Diluted earnings per share	$2.42	$1.99	$1.48

(1)

During 2019, the Company issued the 2024 Notes. The 2024 Notes include a cash conversion option. The Company intends to cash settle the 2024 Exchangeable Notes. Therefore, the effect of conversion of the 2024 Notes is excluded from diluted earnings per share.

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Shares issuable under share-based compensation plan	152	252	157

Note 29—Segments

The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in CRT arrangements, firm commitments to purchase CRT securities, distressed loans, real estate and non-Agency subordinated bonds.

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$164,413	$98,905	$—	$—	$263,318
Net gain on loans acquired for sale (1)	51,014		119,150	—	170,164
Net loan servicing fees	—	(58,918)	—	—	(58,918)
Net interest income (expense):
Interest income	39,343	155,176	120,974	2,392	317,885
Interest expense	(67,412)	(144,513)	(85,521)	—	(297,446)
	(28,069)	10,663	35,453	2,392	20,439
Other	4,507	—	88,159	1,146	93,812
	191,865	50,650	242,762	3,538	488,815
Expenses:
Loan fulfillment and servicing fees payable to PFSI	2,213	46,584	160,610	—	209,407
Management fees	—	—	—	36,492	36,492
Other	7,476	2,918	17,559	24,322	52,275
	9,689	49,502	178,169	60,814	298,174
Pretax income (loss)	$182,176	$1,148	$64,593	$(57,276)	$190,641
Total assets at year end	$2,364,749	$4,993,840	$4,216,806	$195,956	$11,771,351

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $49.0 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the year ended December 31, 2019.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2018	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$84,943	$(3,017)	$—	$—	$81,926
Net gain on loans acquired for sale	30,740	—	28,445	—	59,185
Net loan servicing fees	29	120,558	—	—	120,587
Net interest income (expense):
Interest income	37,786	108,366	75,068	1,552	222,772
Interest expense	(41,523)	(92,294)	(41,354)	—	(175,171)
	(3,737)	16,072	33,714	1,552	47,601
Other	(1,704)	—	43,447	25	41,768
	110,271	133,613	105,606	1,577	351,067
Expenses:
Loan fulfillment and servicing fees payable to PFSI	7,561	34,484	81,350	—	123,395
Management fees	—	—	—	24,465	24,465
Other	15,459	697	7,784	21,279	45,219
	23,020	35,181	89,134	45,744	193,079
Pretax income (loss)	$87,251	$98,432	$16,472	$(44,167)	$157,988
Total assets at year end	$1,602,776	$4,373,488	$1,698,656	$138,441	$7,813,361

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2017	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$123,774	$(27,390)	$—	$—	$96,384
Net gain on loans acquired for sale	208	—	74,308	—	74,516
Net loan servicing fees	134	69,106	—	—	69,240
Net interest income (expense):
Interest income	69,008	72,870	52,522	776	195,176
Interest expense	(53,434)	(62,809)	(35,128)	—	(151,371)
	15,574	10,061	17,394	776	43,805
Other	(6,290)	—	40,279	6	33,995
	133,400	51,777	131,981	782	317,940
Expenses:
Loan fulfillment and servicing fees payable to PFSI	15,611	27,446	80,366	—	123,423
Management fees	—	—	—	22,584	22,584
Other	15,575	1,648	8,677	21,487	47,387
	31,186	29,094	89,043	44,071	193,394
Pretax income (loss)	$102,214	$22,683	$42,938	$(43,289)	$124,546
Total assets at year end	$1,791,447	$2,414,423	$1,302,245	$96,818	$5,604,933

Note 30—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2019				2018
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
Net investment income	$155,036	$130,760	$96,401	$106,618	$83,902	$108,501	$82,991	$75,673
Net income	$58,597	$70,000	$44,233	$53,527	$41,625	$46,562	$36,425	$28,186
Earnings per share:
Basic	$0.56	$0.75	$0.52	$0.73	$0.58	$0.66	$0.49	$0.36
Diluted	$0.55	$0.71	$0.50	$0.68	$0.55	$0.62	$0.47	$0.35
Cash dividends declared per share	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47
At quarter end:
Mortgage-backed securities	$2,839,633	$2,325,010	$2,600,357	$2,589,106	$2,610,422	$2,126,507	$1,698,322	$1,436,456
Loans (1)	4,419,218	4,237,895	2,835,837	1,833,735	2,052,262	2,582,600	2,539,963	1,895,023
Excess servicing spread	178,586	183,141	194,156	205,081	216,110	223,275	229,470	236,002
Derivative assets	202,318	274,444	258,782	188,710	167,165	143,577	133,239	122,518
Real estate (2)	65,583	79,201	97,808	114,521	128,791	141,576	155,702	187,296
Deposits securing credit risk transfer arrangements	1,969,784	2,044,250	2,060,612	1,137,283	1,146,501	662,624	651,204	622,330
Mortgage servicing rights	1,535,705	1,162,714	1,126,427	1,156,908	1,162,369	1,109,741	1,010,507	957,013
Other assets	560,524	437,954	291,810	330,643	329,741	277,678	258,442	333,848
Total assets	$11,771,351	$10,744,609	$9,465,789	$7,555,987	$7,813,361	$7,267,578	$6,676,849	$5,790,486
Short-term debt	$7,005,986	$6,713,154	$5,483,267	$4,378,900	$5,081,691	$4,452,670	$3,630,843	$3,366,181
Long-term debt	2,159,286	1,646,349	1,915,465	1,295,949	1,011,433	1,086,841	1,363,886	737,289
Other liabilities	155,164	165,495	123,123	153,549	154,105	169,504	136,633	144,758
Total liabilities	9,320,436	8,524,998	7,521,855	5,828,398	6,247,229	5,709,015	5,131,362	4,248,228
Shareholders’ equity	2,450,915	2,219,611	1,943,934	1,727,589	1,566,132	1,558,563	1,545,487	1,542,258
Total liabilities and shareholders’ equity	$11,771,351	$10,744,609	$9,465,789	$7,555,987	$7,813,361	$7,267,578	$6,676,849	$5,790,486

(1)	Includes loans acquired for sale at fair value and loans at fair value.
(2)	Includes REO and real estate held for investment.

Note 31—Supplemental Cash Flow Information

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Payments:
Income tax, net	$(1,009)	$1,333	$(2,354)
Interest	$298,591	$170,435	$152,441
Cumulative effect on accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$—	$(14,361)	$—
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$23,672	$32,578	$87,202
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$—	$5,183	$16,530
Transfer from real estate held for investment to real estate acquired in settlement of loans	$30,432	$3,401	$—
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$837,706	$356,755	$290,309
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$1,757	$2,688	$5,244
Capitalization of servicing advances pursuant to mortgage loan modifications	$1,340	$5,481	$18,923
Transfer of firm commitment to purchase CRT securities to CRT strips	$56,804	$—	$—
Non-cash financing activities:
Dividends declared, not paid	$47,193	$28,816	$29,145

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

The Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2019	$627,144	$341,009	8%	6%	$128,806	$44,970
December 31, 2018	$528,506	$238,915	11%	6%	$58,144	$31,678

(1)	Calculated in accordance with the Agencies’ requirements.

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

Note 33—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2019
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$860,000	$2,450,915
Operating Partnership	$860,000	$2,490,553
PennyMac Holdings	$250,000	$730,914
PennyMac Corp	$150,000	$627,004

(1)	Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2019	2018
	(in thousands)
Assets
Short-term investment	$2,819	$714
Investments in subsidiaries	2,501,015	1,599,298
Due from subsidiaries	469	86
Other assets	595	647
Total assets	$2,504,898	$1,600,745

Liabilities
Dividends payable	$47,193	$28,680
Accounts payable and accrued liabilities	1,564	2,338
Due to affiliates	399	888
Due to subsidiaries	1	27
Total liabilities	49,157	31,933
Shareholders' equity	2,455,741	1,568,812
Total liabilities and shareholders' equity	$2,504,898	$1,600,745

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Income
Dividends from subsidiaries	$165,451	$221,469	$177,571
Intercompany interest	34	8	7
Other	2,389	1,250	1,256
Total income	167,874	222,727	178,834
Expenses
Intercompany interest	27	414	378
Other	3	—	—
Total expenses	30	414	378
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	167,844	222,313	178,456
(Benefit from) provision for income taxes	(109)	24	308
Income before equity in undistributed earnings of subsidiaries	167,953	222,289	178,148
Equity in undistributed earnings (distributions in excess of earnings) of subsidiaries	60,937	(71,180)	(60,655)
Net income	$228,890	$151,109	$117,493

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$228,890	$151,109	$117,493
(Distributions in excess of earnings, not yet distributed) Equity in undistributed earnings of subsidiaries	(60,937)	71,180	60,655
Decrease in due from affiliates	261	490	620
Decrease (increase) in other assets	52	(58)	21
(Decrease) increase in accounts payable and accrued liabilities	(697)	(3,320)	2,892
Increase in due from affiliates	(489)	(185)	(58)
Increase in due to affiliates	33	84	35
Net cash provided by operating activities	167,113	219,300	181,658
Cash flows from investing activities:
Increase in investment in subsidiaries	(825,920)	—	(299,919)
Net (increase) decrease in short-term investments	(2,105)	1,159	(838)
Net cash (used in) provided by investing activities	(828,025)	1,159	(300,757)
Cash flows from financing activities:
Net (decrease) increase in intercompany unsecured note payable	—	(69,200)	50,791
Proceeds from issuance of common shares	839,682	—	—
Payment of issuance costs related to common shares	(10,225)	—	—
Payment of withholding taxes related to share-based compensation	(2,600)	—	—
Payment of dividends to preferred shareholders	(24,944)	(24,944)	(14,066)
Payment of dividends to common shareholders	(141,001)	(115,596)	(126,135)
Repurchases of common shares	—	(10,719)	(91,198)
Issuance of preferred shares	—	—	310,000
Payment of issuance costs related to preferred shares	—	—	(10,293)
Net cash provided by (used in) financing activities	660,912	(220,459)	119,099
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$5,529	$5,314	$4,902
Non-cash financing activities:
Investment in subsidiary pursuant to share based compensation plan	$5,529	$5,314	$4,902
Dividends payable	$47,193	$28,816	$31,655

Note 34—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

During February 2020, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2020-1R, issued an aggregate principal amount of $350.0 million in secured term notes (the “2020-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2020-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, with an initial payment date of March 27, 2020 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2020-1R Notes mature in February 2023 or, if extended pursuant to the terms of the related indenture, February 2025 (unless earlier redeemed in accordance with their terms).

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

Dated: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2020

/s/ Andrew S. Chang
Andrew S. Chang	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 21, 2020

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

/s/ Stanford L. Kurland
Stanford L. Kurland	Executive Chairman	February 21, 2020

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 21, 2020

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 21, 2020

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 21, 2020

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 21, 2020

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	February 21, 2020

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 21, 2020

/s/ Frank P. Willey
Frank P. Willey	Trustee	February 21, 2020