Form 10-Q
period 2020-03-31
PennyMac Mortgage Investment Trust
filed 2020-05-08
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2020
Common Shares of Beneficial Interest, $0.01 par value	99,841,390

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2020

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2020.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics such as COVID-19;
•	the impact to our CRT agreements of increased borrower requests for forbearance under the CARES Act;
•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(in thousands, except share information)
ASSETS
Cash	$1,099,380	$104,056
Short-term investments at fair value	137,960	90,836
Mortgage-backed securities at fair value pledged to creditors	3,947,420	2,839,633
Loans acquired for sale at fair value ($2,813,903 and $4,070,134 pledged to creditors, respectively)	2,856,042	4,148,425
Loans at fair value ($246,346 and $268,757 pledged to creditors, respectively)	251,423	270,793
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	157,109	178,586
Derivative and credit risk transfer strip assets ($142,183 pledged to creditors at December 31, 2019)	173,310	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	109,513
Real estate acquired in settlement of loans ($30,385 and $40,938 pledged to creditors, respectively)	50,838	65,583
Deposits securing credit risk transfer arrangements pledged to creditors	1,855,936	1,969,784
Mortgage servicing rights at fair value ($1,141,337 and $1,510,651 pledged to creditors, respectively)	1,157,326	1,535,705
Servicing advances	39,030	48,971
Due from PennyMac Financial Services, Inc.	3,512	2,760
Other	189,202	204,388
Total assets	$11,918,488	$11,771,351
LIABILITIES
Assets sold under agreements to repurchase	$6,348,192	$6,648,890
Notes payable secured by credit risk transfer and mortgage servicing assets	1,967,526	1,696,295
Exchangeable senior notes	444,525	443,506
Asset-backed financing of a variable interest entity at fair value	232,565	243,360
Interest-only security payable at fair value	14,134	25,709
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	99,766	107,512
Derivative and credit risk transfer strip liabilities at fair value	462,639	6,423
Firm commitment to purchase credit risk transfer securities at fair value	409,649	—
Accounts payable and accrued liabilities	40,534	91,149
Due to PennyMac Financial Services, Inc.	56,223	48,159
Income taxes payable	12,067	1,819
Liability for losses under representations and warranties	7,300	7,614
Total liabilities	10,095,120	9,320,436

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 99,841,390 and 100,182,227 common shares, respectively	998	1,002
Additional paid-in capital	2,126,264	2,127,889
(Accumulated deficit) retained earnings	(603,601)	22,317
Total shareholders’ equity	1,823,368	2,450,915
Total liabilities and shareholders’ equity	$11,918,488	$11,771,351

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2020	2019
	(in thousands)
ASSETS
Loans at fair value	$242,301	$256,367
Derivative and credit risk transfer assets at fair value	—	170,793
Deposits securing credit risk transfer arrangements	1,855,936	1,969,784
Other—interest receivable	678	712
	$2,098,915	$2,397,656
LIABILITIES
Asset-backed financing at fair value	$232,565	$243,360
Derivative and credit risk transfer liabilities at fair value	360,878	—
Interest-only security payable at fair value	14,134	25,709
Accounts payable and accrued liabilities—interest payable	678	712
	$608,255	$269,781

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net investment income
Net (loss) gain on investments:
From nonaffiliates	$(800,990)	$98,655
From PennyMac Financial Services, Inc.	(14,141)	(3,562)
	(815,131)	95,093
Net loan servicing fees:
From nonaffiliates
Contractually specified	94,469	61,272
Other	7,191	3,208
	101,660	64,480
Change in fair value of mortgage servicing rights net of hedging results	139,985	(96,194)
	241,645	(31,714)
From PennyMac Financial Services, Inc.	2,927	634
	244,572	(31,080)
Net gain on loans acquired for sale:
From nonaffiliates	44,614	19,329
From PennyMac Financial Services, Inc.	4,161	1,994
	48,775	21,323
Loan origination fees	23,928	12,938
Interest income:
From nonaffiliates	70,149	60,015
From PennyMac Financial Services, Inc.	1,974	3,066
	72,123	63,081
Interest expense:
To nonaffiliates	79,850	52,943
To PennyMac Financial Services, Inc.	1,218	1,796
	81,068	54,739
Net interest (expense) income	(8,945)	8,342
Results of real estate acquired in settlement of loans	32	(1,480)
Other	252	1,482
Net investment (loss) income	(506,517)	106,618
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	41,940	27,574
Loan servicing fees	14,521	10,570
Management fees	9,055	7,248
Loan origination	4,249	2,277
Safekeeping	1,658	736
Professional services	1,496	1,327
Loan collection and liquidation	750	1,584
Compensation	519	1,969
Other	3,720	3,466
Total expenses	77,908	56,751
(Loss) income before provision for (benefit from) income taxes	(584,425)	49,867
Provision for (benefit from) income taxes	10,248	(3,660)
Net (loss) income	(594,673)	53,527
Dividends on preferred shares	6,234	6,234
Net (loss) income attributable to common shareholders	$(600,907)	$47,293
Earnings per common share
Basic	$(5.99)	$0.73
Diluted	$(5.99)	$0.68
Weighted average common shares outstanding
Basic	100,245	64,629
Diluted	100,245	73,371
Dividends declared per common share	$0.25	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	Retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	53,527	53,527
Share-based compensation	—	—	240	2	(985)	—	(983)
Issuance of common shares	—	—	7,221	72	149,395	—	149,467
Issuance cost relating to common shares	—	—	—	—	(2,056)	—	(2,056)
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(32,262)	(32,262)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at March 31, 2019	12,400	$299,707	68,412	$684	$1,431,887	$(4,689)	$1,727,589
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(594,673)	(594,673)
Share-based compensation	—	—	201	2	(1,445)	—	(1,443)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Common shares ($0.25 per share)	—	—	—	—	—	(25,009)	(25,009)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Repurchase of common shares	—	—	(783)	(8)	(5,775)	—	(5,783)
Balance at March 31, 2020	12,400	$299,707	99,841	$998	$2,126,264	$(603,601)	$1,823,368

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(594,673)	$53,527
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (gain) on investments	815,131	(95,093)
Change in fair value of mortgage servicing rights net of hedging results	(139,985)	96,194
Net gain on loans acquired for sale at fair value	(48,775)	(21,323)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(1,974)	(3,066)
Capitalization of interest and fees on loans at fair value	—	(762)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	14,200	5,252
Amortization of debt issuance costs and (premiums), net	3,127	(4,899)
Results of real estate acquired in settlement of loans	(32)	1,480
Share-based compensation expense	186	1,617
Purchase of loans acquired for sale at fair value from nonaffiliates	(30,919,685)	(15,473,441)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(2,246,127)	(884,510)
Repurchase of loans subject to representation and warranties	(9,919)	(2,880)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	19,718,151	9,475,174
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	14,509,209	6,959,390
Settlement of repurchase agreement derivatives	—	4,492
Decrease in servicing advances	9,661	33,052
(Increase) decrease in due from PennyMac Financial Services, Inc.	(750)	713
Decrease in other assets	607,581	6,846
(Decrease) increase in accounts payable and accrued liabilities	(28,355)	313
Increase (decrease) in due to PennyMac Financial Services, Inc.	8,031	(3,513)
Increase (decrease) in income taxes payable	10,248	(3,660)
Net cash provided by operating activities	1,705,250	144,903
Cash flows from investing activities
Net (increase) decrease in short-term investments	(47,124)	45,099
Purchase of mortgage-backed securities at fair value	(1,615,486)	—
Sale and repayment of mortgage-backed securities at fair value	611,664	53,682
Repurchase of loans at fair value	(1,058)	(1,077)
Sale and repayment of loans at fair value	15,824	8,436
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	9,308	10,552
Net settlement of derivative financial instruments	(32,452)	(4,814)
Sale of real estate acquired in settlement of loans	15,943	16,900
Distribution from credit risk transfer agreements	145,801	30,262
Increase in margin deposits	293,620	16,429
Net cash (used in) provided by investing activities	(603,960)	175,469

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	42,128,403	22,303,421
Repurchase of assets sold under agreements to repurchase	(42,429,163)	(22,901,600)
Issuance of mortgage loan participation purchase and sale agreements	1,222,959	1,661,385
Repayment of mortgage loan participation purchase and sale agreements	(1,222,959)	(1,766,937)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	350,000	295,730
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(79,011)	—
Repayment of asset-backed financing of a variable interest entity at fair value	(11,358)	(4,669)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(7,746)	(5,096)
Payment of debt issuance costs	(1,771)	(3,520)
Payment of contingent underwriting fees	(76)	(152)
Payment of dividends to preferred shareholders	(6,236)	(6,236)
Payment of dividends to common shareholders	(47,193)	(28,816)
Issuance of common shares	5,654	149,467
Payment of issuance costs related to common shares	(57)	(2,056)
Repurchase of common shares	(5,783)	—
Payment of vested share-based compensation withholdings	(1,629)	(2,600)
Net cash used in financing activities	(105,966)	(311,679)
Net increase in cash	995,324	8,693
Cash at beginning of quarter	104,056	59,845
Cash at end of quarter	$1,099,380	$68,538

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT securities (together, “CRT arrangements”), distressed loans, real estate, and non-Agency subordinated bonds.

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Accounting Change

Effective January 1, 2020, the Company adopted FASB Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), using the modified retrospective approach. The adoption of ASU 2016-13 did not have a significant effect on the Company’s allowance for credit losses on its assets subject to ASU 2016-13 due to the assets’ relatively short-term lives.

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

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans (“Recourse Obligations”); or

•

beginning in June 2018, entering into firm commitments to purchase and purchasing CRT securities that absorb losses from defaults of such loans and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the related loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk.

CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance which also includes those subject to the forbearance provided in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance).

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

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs and CRT arrangements, including its firm commitment to purchase CRT securities:

•

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, when estimates of cost to service the underlying loans increase or when the returns demanded by market participants increase.

•

The Company makes a firm commitment to purchase the CRT securities at the beginning of the aggregation period (the aggregation period is the time during which loans are sold into MBS and accumulated in the reference pool whose losses are the basis for losses chargeable to the CRT arrangements) and before the settlement of the CRT securities. The Company has elected to account for these commitments at fair value. Accordingly, the Company recognizes the fair value of such commitment as it sells loans subject to the firm commitment, and also recognizes changes in fair value of the firm commitment during the time it is outstanding.

•

The Company has a significant investment in CRT arrangements and carries such arrangements at fair value. The fair value of CRT arrangements is sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments.

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

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Loan fulfillment fees earned by PLS	$41,940	$27,574
UPB of loans fulfilled by PLS	$16,152,543	$8,135,552

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$4,161	$1,994
UPB of loans sold to PLS	$13,870,280	$6,647,338

Purchases of loans acquired for sale from PLS	$2,246,127	$884,510

Tax service fees paid to PLS	$3,980	$2,243

	March 31, 2020	December 31, 2019
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$222,662	$490,383

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

Prime Servicing

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

Special Servicing

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

During the period in which the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”) was in effect, PLS, on behalf of the Company, was entitled to retain any incentive payments made to it and to which it was entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a loan modification for which the Company previously paid PLS a modification fee, PLS reimbursed the Company an amount equal to the incentive payments.

The term of the loan servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

MSR Recapture Agreement

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

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$536	$239
Loans at fair value	300	463
MSRs	13,685	9,868
	$14,521	$10,570
Average investment in:
Loans acquired for sale at fair value	$3,215,418	$1,633,711
Loans at fair value:
Distressed	$11,249	$112,923
Held in a VIE	$253,759	$289,771
Average MSR portfolio UPB	$136,687,324	$95,953,915
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$2,927	$634

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Base management	$9,055	$6,109
Performance incentive	—	1,139
	$9,055	$7,248
Average shareholders' equity amounts used to calculate management fee expense	$2,466,740	$1,651,648

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,540	$1,236
Compensation	120	120
Expenses incurred on the Company’s behalf, net	1,271	570
	$2,931	$1,926
Payments and settlements during the quarter (1)	$33,683	$15,189

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2020	2019
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$379	$508
Repayments	$9,308	$10,552
Interest income	$1,974	$3,066
Net (loss) gain included in Net (loss) gain on investments:
Valuation changes	$(14,522)	$(4,051)
Recapture income	381	489
	$(14,141)	$(3,562)

	March 31, 2020	December 31, 2019
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$157,109	$178,586

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2020 and December 31, 2019.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$7,746	$5,096
Interest expense	$1,218	$1,796
Payment of conditional reimbursement to PCM	$211	$75

	March 31, 2020	December 31, 2019
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$99,766	$107,512
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$10	$221

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2020	December 31, 2019
	(in thousands)
Due from PFSI:
MSR recapture	$151	$149
Other	3,361	2,611
	$3,512	$2,760
Due to PFSI:
Fulfillment fees	$17,366	$18,285
Allocated expenses and expenses paid by PFSI on PMT’s behalf	16,314	3,724
Management fees	9,055	10,579
Correspondent production fees	8,475	10,606
Loan servicing fees	4,929	4,659
Interest on Assets sold to PFSI under agreement to repurchase	74	85
Conditional Reimbursement	10	221
	$56,223	$48,159

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included in the respective balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2020	December 31, 2019
	(in thousands)
Loan servicing advances	$39,030	$48,971
Real estate acquired in settlement of loans	16,739	21,549
	$55,769	$70,520

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows:
Proceeds from sales	$19,718,151	$9,475,174
Loan servicing fees received net of guarantee fees	$94,469	$61,272

The following table summarizes collection status information for loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	March 31, 2020	December 31, 2019
	(in thousands)
UPB of loans outstanding	$141,439,454	$130,663,117
Collection Status (UPB)
Delinquency:
30-89 days delinquent	$1,175,506	$1,014,094
90 or more days delinquent:
Not in foreclosure	$286,162	$258,036
In foreclosure	$50,856	$53,697
Bankruptcy	$142,019	$130,936
Custodial funds managed by the Company (1)	$3,935,103	$2,529,984

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

The Company’s exposure to losses under its Recourse Obligations was initially established at 3.5% to 4.0% of the UPB of the loans sold under the CRT Agreements. As the UPB of the underlying loans subject to each CRT Agreement is reduced through repayments, the percentage exposure of each CRT Agreement will increase to maximums of 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. The final sales of loans subject to the CRT Agreements were made during May 2018.

Effective in June 2018, the Company began entering into different types of CRT arrangements. Under the new arrangements, the Company sells loans subject to agreements that require the Company to purchase securities that absorb incurred credit losses on such loans. The Company recognizes these purchase commitments initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value are recognized in Net (loss) gain on investments.

During 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the cash collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (loss) gain on investments in the consolidated statements of operations and as Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities on the consolidated balance sheets.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2020	2019
	(in thousands)
UPB of loans sold	$14,683,055	$7,702,080

Investments:
Change in expected face amount of firm commitment to purchase CRT securities and commitments to fund Deposits securing CRT arrangements resulting from sales of loans	$554,690	$281,917

Investment (loss) income:
Net (loss) gain on investments:
Derivative and CRT strips:
CRT strips
Realized	$14,750
Valuation changes	(229,875)
	(215,125)
CRT derivatives
Realized	17,201	$21,043
Valuation changes	(300,943)	6,460
	(283,742)	27,503
Interest-only security payable at fair value	11,575	3,447
	(487,292)	30,950
Firm commitments to purchase CRT securities	(492,513)	22,190
	(979,805)	53,140
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	(26,649)	19,600
Interest income — Deposits securing CRT arrangements	6,099	6,775
	$(1,000,355)	$79,515

Payments made to settle losses on credit risk transfer arrangements	$1,517	$895

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$—	$54,930
CRT derivatives	—	115,863
	$—	$170,793
Derivative and credit risk transfer strip liabilities
CRT strips	$174,945	$—
CRT derivatives	185,933	—
	$360,878	$—

Firm commitment to purchase credit risk transfer securities at fair value	$(409,649)	$109,513
Deposits securing CRT arrangements	$1,855,936	$1,969,784
Interest-only security payable at fair value	$14,134	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,855,936	$1,969,784

Face amount of firm commitment to purchase CRT securities	$2,056,893	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$38,208,418	$41,944,117
Collection status (UPB):
Delinquency
Current	$37,579,314	$41,355,622
30-89 days delinquent	$496,043	$463,331
90-180 days delinquent	$110,775	$106,234
180 or more days delinquent	$14,520	$8,802
Foreclosure	$7,766	$10,128
Bankruptcy	$60,439	$55,452

UPB of loans — firm commitment to purchase CRT securities	$51,422,319	$38,738,396
Collection status (UPB):
Delinquency
Current	$51,162,276	$38,581,080
30-89 days delinquent	$244,601	$146,256
90-180 days delinquent	$9,056	$9,109
180 or more days delinquent	$2,469	$—
Foreclosure	$3,917	$1,951
Bankruptcy	$8,267	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $360.9 million in CRT strip and CRT derivative liabilities.

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

Following is a summary of the Company’s jumbo loan financing:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Interest income	$2,641	$2,924
Interest expense	$4,527	$3,268

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Loans at fair value	$242,301	$256,367
Asset-backed financing at fair value	$232,565	$243,360
Certificates retained at fair value	$9,736	$13,007

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, its Credit risk transfer strip assets and liabilities, Firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified its Asset-backed financing of a VIE at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$137,960	$—	$—	$137,960
Mortgage-backed securities at fair value	—	3,947,420	—	3,947,420
Loans acquired for sale at fair value	—	2,833,501	22,541	2,856,042
Loans at fair value	—	242,301	9,122	251,423
Excess servicing spread purchased from PFSI	—	—	157,109	157,109
Derivative and credit risk transfer strip assets:
Interest rate lock commitments	—	—	79,514	79,514
Repurchase agreement derivatives	—	—	5,275	5,275
Forward purchase contracts	—	247,814	—	247,814
Forward sale contracts	—	7,193	—	7,193
MBS put options	—	2,924	—	2,924
Swap futures	—	38,678	—	38,678
Call options on interest rate futures	29,121	—	—	29,121
Put options on interest rate futures	14,691	—	—	14,691
Total derivative and credit risk transfer strip assets before netting	43,812	296,609	84,789	425,210
Netting	—	—	—	(251,900)
Total derivative and credit risk transfer strip assets after netting	43,812	296,609	84,789	173,310
Mortgage servicing rights at fair value	—	—	1,157,326	1,157,326
	$181,772	$7,319,831	$1,430,887	$8,680,590
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$232,565	$—	$232,565
Interest-only security payable at fair value	—	—	14,134	14,134
Derivative and credit risk transfer strip liabilities:
Credit risk transfer strips	—	—	174,945	174,945
CRT derivatives	—	—	185,933	185,933
Interest rate lock commitments	—	—	130	130
Forward purchase contracts	—	2,091	—	2,091
Forward sales contracts	—	146,256	—	146,256
Total derivative liabilities before netting	—	148,347	361,008	509,355
Netting	—	—	—	(46,716)
Total derivative liabilities after netting	—	148,347	361,008	462,639
Firm commitment to purchase credit risk transfer securities at fair value	—	—	409,649	409,649
	$—	$380,912	$784,791	$1,118,987

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,836	$—	$—	$90,836
Mortgage-backed securities at fair value	—	2,839,633	—	2,839,633
Loans acquired for sale at fair value	—	4,129,858	18,567	4,148,425
Loans at fair value	—	256,367	14,426	270,793
Excess servicing spread purchased from PFSI	—	—	178,586	178,586
Derivative and credit risk transfer strip assets:
Credit risk transfer strips	—	—	54,930	54,930
CRT derivatives	—	—	115,863	115,863
Interest rate lock commitments	—	—	11,726	11,726
Repurchase agreement derivatives	—	—	5,275	5,275
Forward purchase contracts	—	7,525	—	7,525
Forward sale contracts	—	637	—	637
MBS put options	—	1,625	—	1,625
Swap futures	—	4,347	—	4,347
Call options on interest rate futures	3,809	—	—	3,809
Put options on interest rate futures	2,859	—	—	2,859
Total derivative assets before netting	6,668	14,134	187,794	208,596
Netting	—	—	—	(6,278)
Total derivative assets after netting	6,668	14,134	187,794	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	—	109,513	109,513
Mortgage servicing rights at fair value	—	—	1,535,705	1,535,705
	$97,504	$7,239,992	$2,044,591	$9,375,809
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$243,360	$—	$243,360
Interest-only security payable at fair value	—	—	25,709	25,709
Derivative liabilities:
Interest rate lock commitments	—	—	572	572
Forward purchase contracts	—	3,600	—	3,600
Forward sales contracts	—	15,644	—	15,644
Total derivative liabilities before netting	—	19,244	572	19,816
Netting	—	—	—	(13,393)
Total derivative liabilities after netting	—	19,244	572	6,423
	$—	$262,604	$26,281	$275,492

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$54,930	$115,863	$11,154	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	11,291	1,058	—	—	—	89,919	—	—	—	102,268
Repayments and sales	(7,557)	(4,335)	(9,308)	(14,750)	(18,054)	—	—	—	—	(54,004)
Capitalization of interest and fees	—	—	1,974	—	—	—	—	—	—	1,974
ESS received pursuant to a recapture agreement with PFSI	—	—	379	—	—	—	—	—	—	379
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	(26,649)	248,822	222,173
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	240	(1,142)	(14,522)	(215,125)	(283,742)	103,645	—	(492,513)	(627,201)	(1,530,360)
	240	(1,142)	(14,522)	(215,125)	(283,742)	103,645	—	(492,513)	(627,201)	(1,530,360)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	—	(125,334)	—	—	—	(125,334)
Balance, March 31, 2020	$22,541	$9,122	$157,109	$(174,945)	$(185,933)	$79,384	$5,275	$(409,649)	$1,157,326	$660,230
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2020	$160	$(841)	$(14,522)	$(229,875)	$(300,944)	$79,384	$—	$(492,513)	$(627,201)	$(1,586,352)

(1)	For the purpose of this table, CRT strips, CRT derivatives, IRLCs, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	(11,575)
(11,575)
Balance, March 31, 2020	$14,134
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2020	$(11,575)

	Quarter ended March 31, 2019
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments	CRT derivatives	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$11,988	$123,987	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	3,331	1,077	—	2,971	—	7,913	—	—	15,292
Repayments and sales	(3,222)	(3,609)	(10,552)	—	(21,043)	(4,492)	—	—	(42,918)
Capitalization of interest	—	762	3,066	—	—	—	—	—	3,828
Capitalization of advances	—	457	—	—	—	—	—	—	457
ESS received pursuant to a recapture agreement with PFSI	—	—	508	—	—	—	—	—	508
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	19,600	131,868	151,468
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	1,059	—	—	—	—	—	—	1,059
Other factors	(12)	(574)	(4,051)	25,531	27,503	(231)	22,190	(137,329)	(66,973)
	(12)	485	(4,051)	25,531	27,503	(231)	22,190	(137,329)	(65,914)
Transfers:
Loans to REO	—	(7,792)	—	—	—	—	—	—	(7,792)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	790	—	—	—	—	—	—	—	790
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	(30,033)	—	—	—	—	(30,033)
Balance, March 31, 2019	$18,361	$109,112	$205,081	$10,457	$130,447	$17,701	$79,784	$1,156,908	$1,727,851
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2019	$(54)	$329	$(4,051)	$10,457	$6,460	$—	$22,190	$(137,329)	$(101,998)

(1)	For the purpose of this table IRLC assets and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—
Other factors	(3,447)
(3,447)
Balance, March 31, 2019	$32,564
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2019	$(3,447)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	March 31, 2020			December 31, 2019
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$2,855,085	$2,714,821	$140,264	$4,147,374	$4,010,444	$136,930
90 or more days delinquent:
Not in foreclosure	126	163	(37)	572	615	(43)
In foreclosure	831	1,003	(172)	479	566	(87)
	957	1,166	(209)	1,051	1,181	(130)
	$2,856,042	$2,715,987	$140,055	$4,148,425	$4,011,625	$136,800
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$241,647	$239,935	$1,712	$255,706	$251,425	$4,281
90 or more days delinquent:
Not in foreclosure	654	809	(155)	661	809	(148)
In foreclosure	—	—	—	—	—	—
	654	809	(155)	661	809	(148)
	242,301	240,744	1,557	256,367	252,234	4,133
Distressed loans:
Current through 89 days delinquent	2,557	4,884	(2,327)	3,179	6,202	(3,023)
90 or more days delinquent:
Not in foreclosure	3,600	12,559	(8,959)	4,897	13,154	(8,257)
In foreclosure	2,965	6,061	(3,096)	6,350	15,698	(9,348)
	6,565	18,620	(12,055)	11,247	28,852	(17,605)
	9,122	23,504	(14,382)	14,426	35,054	(20,628)
	$251,423	$264,248	$(12,825)	$270,793	$287,288	$(16,495)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2020
	Net (loss) gain on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$115,967	$—	$—	$(12,002)	$103,965
Credit risk transfer strips	(215,125)	—	—	—	(215,125)
Loans acquired for sale at fair value	—	147,558	—	—	147,558
Loans at fair value	(4,010)	—	—	293	(3,717)
ESS at fair value	(14,522)	—	—	1,974	(12,548)
Firm commitment to purchase credit risk transfer securities at fair value	(492,513)	(26,649)	—	—	(519,162)
MSRs at fair value	—	—	(627,201)	—	(627,201)
	$(610,203)	$120,909	$(627,201)	$(9,735)	$(1,126,230)
Liabilities:
Interest-only security payable at fair value	$11,575	$—	$—	$—	$11,575
Asset-backed financing of a VIE at fair value	1,928	—	—	(2,491)	(563)
	$13,503	$—	$—	$(2,491)	$11,012

	Quarter ended March 31, 2019
	Net (loss) gain on investments	Net gain on loans acquired for sale	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$36,922	$—	$—	$(4,556)	$32,366
Loans acquired for sale at fair value	—	37,803	—	—	37,803
Loans at fair value	4,070	—	—	883	4,953
ESS at fair value	(4,051)	—	—	3,066	(985)
Firm commitment to purchase credit risk transfer securities at fair value	22,190	19,600	—	—	41,790
MSRs at fair value	—	—	(137,329)	—	(137,329)
	$59,131	$57,403	$(137,329)	$(607)	$(21,402)
Liabilities:
Interest-only security payable at fair value	$3,447	$—	$—	$—	$3,447
Asset-backed financing of a VIE at fair value	(2,857)	—	—	(821)	(3,678)
	$590	$—	$—	$(821)	$(231)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the quarter based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2020	$—	$—	$14,810	$14,810
December 31, 2019	$—	$—	$24,115	$24,115

The following table summarizes the fair value changes recognized during the quarter on assets held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Real estate asset acquired in settlement of loans	$(1,191)	$(2,438)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets, Exchangeable senior notes, and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Company has concluded that the fair values of these borrowings other than Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The fair value of the Term Notes was based on non-affiliate broker indications of fair value for the dates presented. Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	March 31, 2020		December 31, 2019
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$1,967,526	$1,264,573	$1,696,295	$1,705,544
Exchangeable senior notes	$444,525	$375,077	$443,506	$462,117

Valuation Governance

Most of the Company’s assets, its Asset-backed financing of a VIE at fair value, Interest-only security payable at fair value and Derivative and credit risk transfer strip liabilities are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief executive, chief financial, chief risk and deputy chief financial officers.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net (loss) gain on investments in the consolidated statements of operations.

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
•

For loans held for sale categorized as “Level 3” fair value assets and, before September 30, 2019, distressed loans, fair values were estimated using a discounted cash flow approach. Inputs to the discounted cash flow model included current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

•

Beginning September 30, 2019, the Company changed its discounted cash flow approach and the inputs to the model for distressed loans. Distressed loan fair values are now estimated based on the expected resolution to be realized from the individual asset’s disposition strategies. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%. The Company changed its approach to valuation of distressed loans during the quarter ended September 30, 2019 because it substantially liquidated its investment in distressed loans during that quarter and concluded that the small number of remaining assets are most accurately valued on an individual expected resolution basis.

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

Following are the key inputs used in determining the fair value of ESS:

	March 31, 2020	December 31, 2019
Fair value (in thousands)	$157,109	$178,586
UPB of underlying loans (in thousands)	$19,153,856	$19,904,571
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	5.4% – 5.8%	3.0% – 3.3%
Weighted average	5.6%	3.1%
Annual total prepayment speed (3)
Range	8.7% – 14.9%	8.7% – 16.2%
Weighted average	11.9%	11.0%
Equivalent life (in years)
Range	2.7 - 7.1	2.7 - 7.2
Weighted average	5.8	6.1

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”)/ swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”). Equivalent life is included for informational purposes.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates derived from indications provided by the nonaffiliated brokers. The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach.

The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (loss) gain on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$—	$115,863
Liabilities	$185,933	$—
UPB of loans in reference pools	$23,123,085	$24,824,616
Key inputs (1)
Discount rate
Range	10.7% – 11.7%	4.7% – 5.3%
Weighted average	10.9%	5.2%
Voluntary prepayment speed (2)
Range	18.1% – 20.5%	16.4% – 18.5%
Weighted average	20.0%	17.9%
Involuntary prepayment speed (3)
Range	0.7% – 1.0%	0.2% – 0.3%
Weighted average	0.9%	0.3%
Remaining loss expectation (4)
Range	0.4% – 0.6%	0.1% – 0.1%
Weighted average	0.6%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loan will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loan.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2020	December 31, 2019
Fair value (in thousands) (1)	$79,384	$11,154
Key inputs (2)
Pull-through rate
Range	36.7% – 100%	64.6% – 100%
Weighted average	84.4%	93.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.4 – 5.4	2.1 – 5.8
Weighted average	4.1	4.7
Percentage of UPB
Range	0.4% – 1.5%	0.7% – 2.2%
Weighted average	1.2%	1.4%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Repurchase Agreement Derivatives

The Company had a master repurchase agreement that included incentives for financing loans approved for satisfying certain consumer relief characteristics. These incentives were classified as embedded derivatives for reporting purposes and are reported separately from the repurchase agreements. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets.

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at March 31, 2020 and December 31, 2019. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of operations.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net (loss) gain on investments, Net loan servicing fees, or Net gain on loans acquired for sale as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the CRT strips and Deposits securing CRT arrangements. The Company applies adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell the certificates. Fair value of the CRT strips is derived by deducting the balance of the Deposits securing CRT arrangements from the fair value of the certificates derived from indications provided by the nonaffiliated brokers.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value
CRT strips:
Assets	$—	$54,930
Liabilities	$174,945	$—
UPB of loans in the reference pools	$15,085,333	$17,119,501
Key inputs (1)
Discount rate	14.8%	6.3%
Voluntary prepayment speed (2)	22.5%	23.4%
Involuntary prepayment speed (3)	0.9%	0.2%
Remaining loss expectation (4)	0.6%	0.1%

(1)	Weighted average inputs are based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate and the voluntary and involuntary prepayment speeds of the loans in the reference pools. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value are recorded in Net (loss) gain on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value:
Assets	$—	$109,513
Liabilities	$409,649	$—
UPB of loans in the reference pools	$51,422,319	$38,738,396
Key inputs (1)
Discount rate	11.6%	6.5%
Voluntary prepayment speed (2)	17.0%	14.3%
Involuntary prepayment speed (3)	0.5%	0.1%
Remaining loss expectation (4)	0.5%	0.1%

(1)	Weighted average inputs are based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

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

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee on the remaining outstanding principal balances of the loans subject to the servicing agreements. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment and default rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – Change in fair value of mortgage servicing rights net of hedging results in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increase, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2020	2019
	(MSR recognized and UPB of underlying loan amounts in thousands)
MSR recognized	$248,822	$131,868
UPB of underlying loans	$19,341,270	$9,245,177
Weighted average annual servicing fee rate (in basis points)	30	32
Key inputs (1)
Pricing spread (2)
Range	6.7% – 9.9%	5.8% – 9.5%
Weighted average	6.8%	5.8%
Prepayment speed (3)
Range	9.9% – 20.9%	4.9% – 42.2%
Weighted average	12.2%	12.2%
Equivalent life (in years)
Range	3.6 – 6.9	1.8 – 10.5
Weighted average	6.5	6.6
Annual per-loan cost of servicing
Range	$78 – $78	$78 – $78
Weighted average	$78	$78

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2020	December 31, 2019
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$1,157,326	$1,535,705
UPB of underlying loans	$141,781,305	$131,024,381
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	4.1%	4.2%
Key inputs (1):
Pricing spread (2)
Range	8.3% – 11.4%	6.8% – 9.9%
Weighted average	8.3%	6.8%
Effect on fair value of:
5% adverse change	$(15,514)	$(20,666)
10% adverse change	$(30,583)	$(40,783)
20% adverse change	$(59,455)	$(79,453)
Prepayment speed (3)
Range	11.0% – 23.7%	10.2% – 22.0%
Weighted average	18.1%	12.1%
Equivalent life (in years)
Range	2.5 – 4.7	2.4 – 6.5
Weighted average	4.6	6.3
Effect on fair value of:
5% adverse change	$(36,511)	$(35,768)
10% adverse change	$(70,955)	$(69,973)
20% adverse change	$(134,254)	$(134,068)
Annual per-loan cost of servicing
Range	$78 – $79	$77 – $78
Weighted average	$79	$78
Effect on fair value of:
5% adverse change	$(8,249)	$(9,964)
10% adverse change	$(16,497)	$(19,928)
20% adverse change	$(32,994)	$(39,856)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$2,839,633	$2,610,422
Purchases	1,615,486	—
Sales	(488,729)	—
Repayments	(122,935)	(53,682)
Changes in fair value included in income arising from:
Amortization of purchase premiums	(12,002)	(4,556)
Valuation adjustments	115,967	36,922
	103,965	32,366
Balance at end of quarter	$3,947,420	$2,589,106

Following is a summary of the Company’s investment in MBS:

	March 31, 2020				December 31, 2019
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$2,158,369	$32,226	$84,915	$2,275,510	$1,946,203	$29,657	$33,233	$2,009,093
Freddie Mac	1,589,984	28,762	53,164	1,671,910	809,595	11,083	9,862	830,540
	$3,748,353	$60,988	$138,079	$3,947,420	$2,755,798	$40,740	$43,095	$2,839,633

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at both March 31, 2020 and December 31, 2019.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2020	December 31, 2019
	(in thousands)
Agency-eligible	$2,606,796	$3,626,038
Held for sale to PLS — Government insured or guaranteed	222,662	490,383
Jumbo	4,043	13,437
Commercial real estate	1,035	1,015
Home equity lines of credit	5,829	4,632
Repurchased pursuant to representations and warranties	15,677	12,920
	$2,856,042	$4,148,425

Loans pledged to secure Assets sold under agreements to repurchase	$2,813,903	$4,070,134
	$2,813,903	$4,070,134

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

Note 10—Loans at Fair Value

Loans at fair value are comprised of fixed interest rate jumbo loans held in a VIE securing an asset-backed financing and distressed loans that were not acquired for sale and may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

	March 31, 2020		December 31, 2019
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$242,301	$240,744	$256,367	$251,425
Distressed loans	9,122	23,504	14,426	35,054
	$251,423	$264,248	$270,793	$286,479
Loans at fair value pledged to secure:
Asset-backed financing of a VIE at fair value	$242,301		$256,367
Assets sold under agreements to repurchase	4,045		12,390
	$246,346		$268,757

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2020	December 31, 2019
	(in thousands)
Derivative Assets	$173,310	$147,388
Credit risk transfer strip assets	—	54,930
	$173,310	$202,318

Derivative Liabilities	$287,694	$6,423
Credit risk transfer strip liabilities	174,945	—
	$462,639	$6,423

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips

Credit risk transfer strips contractually restricted from sale (1)	March 31, 2020	December 31, 2019
	(in thousands)
Assets
Through June 13, 2020	$—	$17,629
To maturity	—	37,301
	$—	$54,930

Liabilities
Through June 13, 2020	$68,477	$—
To maturity	106,468	—
	$174,945	$—

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

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase loans for sale;
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

The Company records all derivative and CRT strip assets and liabilities at fair value and records changes in fair value in current period results of operations. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
CRT derivatives	23,123,085	$—	185,933	24,824,616	$115,863	$—
Interest rate lock commitments	4,977,773	79,514	130	3,199,680	11,726	572
Repurchase agreement derivatives		5,275	—		5,275	—
Subject to master netting agreements─used for economic hedging purposes:
Forward purchase contracts	11,876,671	247,814	2,091	5,883,198	7,525	3,600
Forward sale contracts	10,244,926	7,193	146,256	9,297,179	637	15,644
MBS put options	8,550,000	2,924	—	4,000,000	1,625	—
Swap futures	2,500,000	38,678	—	2,075,000	4,347	—
Call options on interest rate futures	2,800,000	29,121	—	2,662,500	3,809	—
Put options on interest rate futures	7,425,000	14,691	—	950,000	2,859	—
Swaptions	3,700,000	—	—	2,700,000	—	—
Bond futures	235,500	—	—	114,500	—	—
Total derivative instruments before netting		425,210	334,410		153,666	19,816
Netting		(251,900)	(46,716)		(6,278)	(13,393)
		$173,310	$287,694		$147,388	$6,423
Margin deposits (received from) placed with derivatives counterparties, net		$(205,185)			$7,114
Derivative assets pledged to secure:
Notes payable					$115,110
Assets sold under agreements to repurchase					27,073
					$142,183

The following tables summarize the notional amount activity for derivative contracts used for economic hedging purposes:

	Notional amounts, quarter ended March 31, 2020
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	5,883,198	89,638,934	(83,645,461)	11,876,671
Forward sales contracts	9,297,179	108,403,664	(107,455,917)	10,244,926
MBS put options	4,000,000	14,250,000	(9,700,000)	8,550,000
Swaptions	2,700,000	9,400,000	(8,400,000)	3,700,000
Call options on interest rate futures	2,662,500	19,292,500	(19,155,000)	2,800,000
Put options on interest rate futures	950,000	15,025,000	(8,550,000)	7,425,000
Swap futures	2,075,000	4,925,000	(4,500,000)	2,500,000
Bond futures	114,500	4,932,800	(4,811,800)	235,500

	Notional amounts, quarter ended March 31, 2019
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	3,072,223	33,419,932	(31,366,086)	5,126,069
Forward sales contracts	4,595,241	42,338,646	(41,992,403)	4,941,484
MBS put options	2,550,000	9,600,000	(8,000,000)	4,150,000
MBS call options	500,000	5,400,000	(2,800,000)	3,100,000
Call options on interest rate futures	512,500	3,537,500	(2,575,000)	1,475,000
Put options on interest rate futures	1,102,500	5,352,500	(5,505,000)	950,000
Swap futures	—	150,000	—	150,000
Bond futures	815,000	2,702,400	(3,352,400)	165,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of March 31, 2020 and December 31, 2019, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	March 31, 2020			December 31, 2019
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
CRT derivatives	$—	$—	$—	$115,863	$—	$115,863
Interest rate lock commitments	79,514	—	79,514	11,726	—	11,726
Repurchase agreement derivatives	5,275	—	5,275	5,275	—	5,275
	84,789	—	84,789	132,864	—	132,864
Subject to master netting arrangements:
Forward purchase contracts	247,814	—	247,814	7,525	—	7,525
Forward sale contracts	7,193	—	7,193	637	—	637
MBS put options	2,924	—	2,924	1,625	—	1,625
Swap futures	38,678	—	38,678	4,347	—	4,347
Call options on interest rate futures	29,121	—	29,121	3,809	—	3,809
Put options on interest rate futures	14,691	—	14,691	2,859	—	2,859
Netting	—	(251,900)	(251,900)	—	(6,278)	(6,278)
	340,421	(251,900)	88,521	20,802	(6,278)	14,524
	$425,210	$(251,900)	$173,310	$153,666	$(6,278)	$147,388

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$—	$—	$—	$—	$115,863	$—	$—	$115,863
Interest rate lock commitments	79,514	—	—	79,514	11,726	—	—	11,726
RJ O’Brien & Associates, LLC	43,813	—	—	43,813	6,668	—	—	6,668
J.P. Morgan Securities LLC	19,903	—	—	19,903	1,551	—	—	1,551
Goldman Sachs & Co. LLC	9,783	—	—	9,783	352	—	—	352
Deutsche Bank Securities LLC	5,633	—	—	5,633	5,398	—	—	5,398
Bank of America, N.A.	5,574	—	—	5,574	2,489	—	—	2,489
Bank of Oklahoma	2,255	—	—	2,255	—	—	—	—
BNP Paribas	2,009	—	—	2,009	—	—	—	—
Jefferies & Company, Inc.	1,445	—	—	1,445	—	—	—	—
Other	3,381	—	—	3,381	3,341	—	—	3,341
	$173,310	$—	$—	$173,310	$147,388	$—	$—	$147,388

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2020			December 31, 2019
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements
CRT derivatives	$185,933	$—	$185,933	$—	$—	$—
Interest rate lock commitments	130		130	572		572
Subject to master netting arrangements:
Forward purchase contracts	2,091	—	2,091	3,600	—	3,600
Forward sales contracts	146,256	—	146,256	15,644	—	15,644
Netting	—	(46,716)	(46,716)	—	(13,393)	(13,393)
	148,347	(46,716)	101,631	19,244	(13,393)	5,851
	334,410	(46,716)	287,694	19,816	(13,393)	6,423
Assets sold under agreements to repurchase:
UPB	6,348,385	—	6,348,385	6,649,179	—	6,649,179
Unamortized debt issuance costs	(193)	—	(193)	(289)	—	(289)
	6,348,192	—	6,348,192	6,648,890	—	6,648,890
	$6,682,602	$(46,716)	$6,635,886	$6,668,706	$(13,393)	$6,655,313

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

	March 31, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
CRT derivatives	$185,933	$—	$—	$185,933	$—	$—	$—	$—
Interest rate lock commitments	130	—	—	130	572	—	—	572
J.P. Morgan Securities LLC	1,159,021	(1,159,021)	—	—	1,736,829	(1,736,829)	—	—
Daiwa Capital Markets	1,031,902	(1,028,634)	—	3,268	906,439	(906,439)	—	—
Bank of America, N.A.	915,856	(915,856)	—	—	1,339,291	(1,339,291)	—	—
Citigroup Global Markets Inc.	717,350	(715,161)	—	2,189	412,999	(411,933)	—	1,066
Barclays Capital Inc.	606,915	(606,915)	—	—	—	—	—	—
Mizuho Securities	581,866	(578,543)	—	3,323	392,038	(391,627)	—	411
Morgan Stanley & Co. LLC	545,001	(491,810)	—	53,191	656,728	(656,728)	—	—
Credit Suisse Securities (USA) LLC	380,285	(356,454)	—	23,831	720,411	(719,902)	—	509
RBC Capital Markets, L.P.	241,676	(241,676)	—	—	290,388	(290,388)	—	—
Amherst Pierpont Securities LLC	177,641	(173,541)	—	4,100	80,309	(80,309)	—	—
BNP Paribas	80,774	(80,774)	—	—	116,155	(115,733)	—	422
Federal National Mortgage Association	5,140	—	—	5,140	1,996	—	—	1,996
Wells Fargo Securities, LLC	4,490	—	—	4,490	—	—	—	—
Other	2,099	—	—	2,099	1,447	—	—	1,447
	$6,636,079	$(6,348,385)	$—	$287,694	$6,655,602	$(6,649,179)	$—	$6,423

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Statement of operations line	2020	2019
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale	$68,231	$28,502
CRT derivatives	Net (loss) gain on investments	$(283,742)	$27,503
Repurchase agreement derivatives	Interest expense	$—	$(231)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(140,368)	$(34,345)
Mortgage servicing rights	Net loan servicing fees	$767,186	$41,135
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net (loss) gain on investments	$64,931	$7,380

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$65,583	$85,681
Transfers:
From loans at fair value and advances	1,166	4,550
From real estate held for investment	—	324
Results of REO:
Valuation adjustments, net	(1,503)	(3,561)
Gain on sale, net	1,535	2,081
	32	(1,480)
Sales	(15,943)	(16,900)
Balance at end of quarter	$50,838	$72,175

	March 31, 2020	December 31, 2019
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$30,385	$40,938

Note 13—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$1,535,705	$1,162,369
MSRs resulting from loan sales	248,822	131,868
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(563,247)	(96,508)
Other changes in fair value (2)	(63,954)	(40,821)
	(627,201)	(137,329)
Balance at end of quarter	$1,157,326	$1,156,908

	March 31, 2020	December 31, 2019
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$1,141,337	$1,510,651

(1)	Primarily reflects changes in pricing spread (discount rate), prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Contractually-specified servicing fees	$94,469	$61,272
Ancillary and other fees:
Late charges	500	330
Other	6,691	2,878
	$101,660	$64,480

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	2.31%	3.49%
Average balance	$6,302,900	$4,844,689
Total interest expense (2)	$37,750	$36,851
Maximum daily amount outstanding	$8,664,587	$5,210,162

(1)	Excludes the effect of amortization of net debt issuance costs of $1.4 million for the quarter ended March 31, 2020 and net debt issuance premiums of $5.7 million for the quarter ended March 31, 2019.
(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter ended March 31, 2019 includes recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter ended March 31, 2019, the Company recognized $7.5 million in such incentives as a reduction of Interest expense. The Master Repurchase Agreement expired on August 21, 2019.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,348,385	$6,649,179
Unamortized debt issuance costs, net	(193)	(289)
	$6,348,192	$6,648,890
Weighted average interest rate	1.87%	2.85%
Available borrowing capacity (1):
Committed	$339,180	$—
Uncommitted	2,780,671	2,278,264
	$3,119,851	$2,278,264
Margin deposits placed with counterparties included in Other assets	$6,271	$91,871
Assets securing agreements to repurchase:
Mortgage-backed securities	$3,947,420	$2,839,633
Loans acquired for sale at fair value	$2,813,903	$4,070,134
Loans at fair value	$4,045	$12,390
CRT strips	$—	$27,073
Real estate acquired in settlement of loans	$30,385	$40,938
MSRs (2)	$1,141,337	$1,354,907
Deposits securing CRT arrangements	$—	$445,194

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2020	Unpaid principal balance
(in thousands)
Within 30 days	$3,768,236
Over 30 to 90 days	2,288,473
Over 90 days to 180 days	241,676
Over 180 days to one year	50,000
Over one year to two years	—
$6,348,385
Weighted average maturity (in months)	1.3

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2020:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$101,917	June 18, 2020	August 4, 2020
Credit Suisse First Boston Mortgage Capital LLC	$99,635	April 24, 2020	April 24, 2020
JPMorgan Chase & Co.	$27,149	May 20, 2020	October 9, 2020
Bank of America, N.A.	$34,885	May 4, 2020	March 11, 2021
Morgan Stanley	$34,928	June 19, 2020	August 21, 2020
Royal Bank of Canada	$17,665	May 29, 2020	May 29, 2020
BNP Paribas	$5,950	June 16, 2020	July 31, 2020

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$40,809	April 17, 2020
Bank of America, N.A.	$26,610	April 14, 2020
Daiwa Capital Markets America Inc.	$49,020	April 14, 2020
Barclays Capital Inc.	$31,579	April 15, 2020
Mizuho Securities	$28,671	April 10, 2020
Amherst Pierpont Securities LLC	$8,469	April 13, 2020

Note 15—Mortgage Loan Participation Purchase and Sale Agreements

Certain borrowing facilities are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	2.73%	3.70%
Average balance	$41,301	$56,210
Total interest expense	$338	$574
Maximum daily amount outstanding	$94,387	$207,065

(1)	Excludes the effect of amortization of debt issuance costs of $57,000 and $55,000 for the quarters ended March 31, 2020 and 2019, respectively.

Note 16—Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

On February 14, 2020, the Company, through an indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2020-1R, issued an aggregate principal amount of $350.0 million in secured term notes (the “2020-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2020-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum. The 2020-1R Notes mature on February 27, 2023 or, if extended pursuant to the terms of the related indenture, February 28, 2025 (unless earlier redeemed in accordance with their terms).

On October 16, 2019, the Company, through an indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-3R, issued an aggregate principal amount of $375.0 million in secured term notes (the “2019-3R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-3R Notes bear interest at a rate equal to one-month LIBOR plus 2.70% per annum. The 2019-3R Notes mature on October 27, 2022 or, if extended pursuant to the terms of the related indenture, October 29, 2024 (unless earlier redeemed in accordance with their terms).

On June 11, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-2R, issued an aggregate principal amount of $638.0 million in secured term notes (the “2019-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-2R Notes bear interest at a rate equal to one-month LIBOR plus 2.75% per annum. The 2019-2R Notes mature on May 29, 2023 or, if extended pursuant to the terms of the related indenture, June 28, 2025 (unless earlier redeemed in accordance with their terms).

On March 29, 2019, the Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R, issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum. The 2019-1R Notes mature on March 27, 2022 or, if extended pursuant to the terms of the related indenture, March 29, 2024 (unless earlier redeemed in accordance with their terms).

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum. The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The note matured on April 24, 2020.

Following is a summary of financial information relating to the notes payable:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	4.10%	4.89%
Average balance	$1,860,213	$465,377
Total interest expense	$19,618	$5,823
Maximum daily amount outstanding	$2,032,665	$745,730

(1)	Excludes the effect of amortization of debt issuance costs of $609,000 and $256,000 for the quarters ended March 31, 2020 and 2019, respectively.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,973,252	$1,702,262
Unamortized debt issuance costs	(5,726)	(5,967)
	$1,967,526	$1,696,295
Weighted average interest rate	3.37%	4.30%
Assets securing notes payable:
MSRs (1)	$1,141,337	$1,510,651
CRT Agreements:
Deposits securing CRT arrangements	$1,855,936	$1,524,590
Derivative assets	$—	$115,110

(1)	Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable.

Note 17—Exchangeable Senior Notes

On November 4, 2019, PMC issued $210 million in principal amount of 5.50% exchangeable senior notes due 2024 (the “2024 Notes”) in a private offering. The 2024 Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before August 1, 2024. The exchange rate initially equals 40.1010 common shares per $1,000 principal amount of the 2024 Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

On April 30, 2013, PMC issued in a private offering $250 million in principal amount of 5.375% exchangeable notes due May 1, 2020 (the “2020 Notes”, together with the 2024 Exchangeable Notes, the “Exchangeable Notes”). The 2020 Notes bear interest at a rate of 5.375% per year, payable semiannually. The 2020 Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the 2020 Notes as of March 31, 2020, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends for certain quarters exceeding the quarterly dividend threshold amount of $0.57 per share, as provided in the related indenture. After March 31, 2020 the Company repurchased and repaid the 2020 Notes.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Average balance	$460,000	$250,000
Total interest expense	$7,266	$3,661

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying value:
UPB	$460,000	$460,000
Unamortized debt issuance costs and conversion option	(15,475)	(16,494)
	$444,525	$443,506

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value described in Note 6—Variable Interest Entities.

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Average balance	$240,765	$275,787
Total interest expense	$4,527	$3,268
Weighted average interest rate	3.39%	3.55%

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$232,565	$243,360
UPB	$227,811	$239,169
Weighted average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance, beginning of quarter	$7,614	$7,514
Provision for losses:
Pursuant to loan sales	1,030	720
Reduction in liability due to change in estimate	(1,344)	(528)
Losses incurred, net	—	(18)
Balance, end of quarter	$7,300	$7,688
UPB of loans subject to representations and warranties at end of quarter	$131,049,135	$96,514,379

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2020
(in thousands)
Commitments to purchase loans acquired for sale	$4,977,773
Face amount of firm commitment to purchase credit risk transfer securities	$2,056,893

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, quarter ended March 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2020	2019
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

Quarter ended	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
March 31, 2020	241	$23.46	$5,654	$5,597

At March 31, 2020, the Company had approximately $74.4 million of common shares available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended March 31,		Cumulative
	2020	2019	total (1)
	(in thousands)
Common shares repurchased	783	—	15,514
Cost of common shares repurchased	$5,783	$—	$222,408

(2)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2020.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $76,000 and $75,000 during the quarters ended March 31, 2020 and 2019, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made payments under the Reimbursement Agreement totaling $211,000 and $152,000 during the quarters ended March 31, 2020 and 2019, respectively.

Note 22— Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$115,967	$36,922
Loans at fair value:
Held in a VIE	(2,869)	3,585
Distressed	(1,142)	485
CRT arrangements	(487,292)	30,950
Firm commitment to purchase CRT securities	(492,513)	22,190
Asset-backed financing of a VIE at fair value	1,928	(2,857)
Hedging derivatives	64,931	7,380
	(800,990)	98,655
From PFSI—ESS	(14,141)	(3,562)
	$(815,131)	$95,093

Note 23— Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$94,469	$61,272
Other	7,191	3,208
Effect of MSRs fair value changes:
Realization of cashflows and amortization	(63,955)	(40,821)
Market changes	(563,246)	(96,508)
	(627,201)	(137,329)
Gains on hedging derivatives	767,186	41,135
	139,985	(96,194)
Net servicing fees from non-affiliates	241,645	(31,714)
From PFSI—MSR recapture income	2,927	634
Net loan servicing fees	$244,572	$(31,080)
Average servicing portfolio UPB	$136,687,324	$95,844,879

(1)	Consists of contractually specified servicing fees, net of Agency guarantee fees.

Note 24—Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(68,954)	$(101,721)
Hedging activities	(23,378)	(14,315)
	(92,332)	(116,036)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	(26,649)	19,600
Receipt of MSRs in mortgage loan sale transactions	248,822	131,868
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(1,030)	(720)
Reduction in liability due to change in estimate	1,344	528
	314	(192)
Change in fair value of loans and derivatives held at end of quarter:
IRLCs	68,231	(1,531)
Loans	(36,782)	5,650
Hedging derivatives	(116,990)	(20,030)
	(85,541)	(15,911)
	136,946	135,365
Total from nonaffiliates	44,614	19,329
From PFSI—cash gain	4,161	1,994
	$48,775	$21,323

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$1,627	$670
Mortgage-backed securities	15,568	19,452
Loans acquired for sale at fair value	31,523	20,438
Loans at fair value:
Held in a VIE	2,641	2,924
Distressed	59	1,248
Deposits securing CRT arrangements	6,099	6,775
Placement fees relating to custodial funds	12,398	8,266
Other	234	242
	70,149	60,015
From PFSI—ESS	1,974	3,066
	72,123	63,081
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	37,750	36,851
Mortgage loan participation purchase and sale agreements	338	574
Notes payable secured by credit risk transfer and mortgage servicing assets	19,618	5,823
Exchangeable Notes	7,266	3,661
Asset-backed financings of a VIE at fair value	4,527	3,268
Interest shortfall on repayments of loans serviced for Agency securitizations	9,439	2,271
Interest on loan impound deposits	912	495
	79,850	52,943
To PFSI—Assets sold under agreement to repurchase	1,218	1,796
	81,068	54,739
Net interest income	$(8,945)	$8,342

(1)

In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2019, the Company recognized $7.5 million in such incentives as reductions of Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 26—Share-Based Compensation Plans

The Company has adopted an equity incentive plan that provides for the issuance of equity based awards based on PMT’s common shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Grants:
Restricted share units	92	96
Performance share units	112	79
Total share units granted	204	175
Grant date fair value:
Restricted share units	$1,978	$1,978
Performance share units	2,428	1,631
Total grant date value of share units	$4,406	$3,609
Vestings:
Restricted share units	123	226
Performance share units (1)	143	141
Total share units vested	266	367
Compensation expense relating to share-based grants	$186	$1,617

(1)

The actual number of performance-based RSUs vested during the quarter ended March 31, 2020 was 196,000 common shares, which is approximately 137% of the 143,000 originally granted performance-based RSUs, due to the Company exceeding the established performance targets.

	March 31, 2020
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	198	204
Grant date average fair value per unit	$20.48	$19.71
Average remaining vesting period (months)	9	9

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,540	$1,236
Bank service charges	541	568
Technology	429	373
Insurance	339	280
Other	871	1,009
	$3,720	$3,466

Note 28—Income Taxes

The Company’s effective tax rate was (1.8)% for the quarter ended March 31, 2020. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $10.1 million and a pretax loss of $21.8 million while the Company’s reported consolidated pretax loss was $584.4 million for the quarter ended March 31, 2020. For the same period in 2019, the Company’s TRS recognized tax benefit of $3.9 million on a pretax loss of $17.4 million, while the Company’s reported consolidated pretax income was $49.9 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction. While the TRS reported a pretax loss, it incurred a net tax expense in the quarter as a result of recording a valuation allowance against its net operating loss carry forwards.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2020. This objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of March 31, 2020, a valuation allowance of $27.0 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The recently enacted CARES Act provides for carry back of losses from 2018, 2019 and 2020.  However, PMC does not have taxable income from 2019 or prior years to which the losses could be carried back.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2020	2019
	(in thousands except per share amounts)
Net (loss) income	$(594,673)	$53,527
Income attributable to preferred shares	(6,234)	(6,234)
Effect of participating securities—share-based compensation awards	(50)	(184)
Net (loss) income attributable to common shareholders	(600,957)	47,109
Interest on Exchangeable Notes, net of income taxes (1)	—	2,709
Income attributable to participating securities	—	184
Diluted net (loss) income attributable to common shareholders	$(600,957)	$50,002
Weighted average basic shares outstanding	100,245	64,629
Dilutive securities:
Shares issuable under share-based compensation plan	—	275
Shares issuable pursuant to exchange of the Exchangeable Notes (1)	—	8,467
Diluted weighted average number of shares outstanding	100,245	73,371
Basic (loss) earnings per share	$(5.99)	$0.73
Diluted (loss) earnings per share	$(5.99)	$0.68

(1)

During 2019, the Company issued the 2024 Notes. The 2024 Notes include a cash conversion option. The Company intends to cash settle the 2024 Notes. Therefore, the effect of conversion of the 2024 Notes is excluded from diluted (loss) earnings per share.

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Shares issuable under share-based compensation plan	135	209
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	—

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment (loss) income:
Net (loss) gain on investments	$(919,109)	$103,978	$—	$—	$(815,131)
Net loan servicing fees	—	244,572	—	—	244,572
Net gain on loans acquired for sale (1)	(32,306)	—	81,081	—	48,775
Net interest (expense) income:
Interest income	6,556	33,241	31,407	919	72,123
Interest expense	(14,566)	(41,608)	(24,309)	(585)	(81,068)
	(8,010)	(8,367)	7,098	334	(8,945)
Other	166	—	23,988	58	24,212
	(959,259)	340,183	112,167	392	(506,517)
Expenses:
Loan fulfillment and servicing fees payable to PFSI	301	14,220	41,940	—	56,461
Management fees	—	—	—	9,055	9,055
Other	911	1,182	4,918	5,381	12,392
	1,212	15,402	46,858	14,436	77,908
Pretax (loss) income	$(960,471)	$324,781	$65,309	$(14,044)	$(584,425)
Total assets at quarter end	$1,947,153	$5,664,991	$3,068,163	$1,238,181	$11,918,488

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $5.7 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the quarter ended March 31, 2020.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$53,808	$41,285	$—	$—	$95,093
Net gain on loans acquired for sale (1)	11,097	—	10,226	—	21,323
Net loan servicing fees	—	(31,080)	—	—	(31,080)
Net interest income (expense):
Interest income	8,256	34,079	20,316	430	63,081
Interest expense	(12,022)	(33,055)	(9,662)	—	(54,739)
	(3,766)	1,024	10,654	430	8,342
Other	(30)	—	12,964	6	12,940
	61,109	11,229	33,844	436	106,618
Expenses:
Loan fulfillment and servicing fees payable to PFSI	465	10,106	27,573	—	38,144
Management fees	—	—	—	7,248	7,248
Other	2,271	318	2,650	6,120	11,359
	2,736	10,424	30,223	13,368	56,751
Pretax income (loss)	$58,373	$805	$3,621	$(12,932)	$49,867
Total assets at quarter end	$1,617,022	$4,326,579	$1,511,887	$100,499	$7,555,987

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $8.6 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the quarter ended March 31, 2019.

Note 31—Supplemental Cash Flow Information

	Quarter ended March 31,
	2020	2019
	(in thousands)
Payments:
Interest	$104,757	$67,466
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$1,166	$4,550
Transfer from real estate held for investment to real estate acquired in settlement of loans	$—	$424
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$248,822	$131,868
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$379	$508
Capitalization of servicing advances pursuant to mortgage loan modifications	$—	$457
Non-cash financing activities:
Dividends declared, not paid	$25,009	$32,262

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
•

Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac, Fannie Mae, and Ginnie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceeds 6% of Agency Mortgage Servicing.

On January 31, 2020, Federal Housing Finance Authority ("FHFA") proposed changes to the eligibility requirements:

•	A tangible net worth requirement of a base of $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced;
•

Liquidity equal to or exceeding 4 basis points multiplied by the aggregate UPB of mortgages serviced for Fannie Mae and Freddie Mac and 10 basis points multiplied by the aggregate UPB of mortgages serviced for Ginnie Mae plus 300 basis points multiplied by the sum of nonperforming Agency Mortgage Servicing that exceeds 4% of the UPB of total Agency Mortgage Servicing.

The Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2020	$945,251	$364,552	15%	6%	$512,249	$48,739
December 31, 2019	$627,144	$341,009	8%	6%	$128,806	$44,970

(1)	Calculated in accordance with the Agencies’ requirements.

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

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

Repurchased $123.6 million in principal of the Company’s 2020 Notes at a weighted average price of 98.6% par value, resulting in a gain on extinguishment of debt of approximately $2.2 million. The remaining $126.4 million of outstanding notes matured and were repaid on May 1, 2020.

•

During April 2020, the Company sold approximately $1.0 billion of its holdings of MBS to rebalance exposures in its interest rate sensitive strategies segment and repaid the Assets sold under agreements to repurchase financing these holdings.

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

During the quarter ended March 31, 2020, we purchased newly originated prime credit quality residential loans with fair values totaling $33.2 billion, as compared to $16.4 billion during the quarter ended March 31, 2019, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the quarter ended March 31, 2020, we received sourcing fees totaling $4.2 million, relating to $13.9 billion in UPB of loans that we sold to PLS, as compared to $2.0 million in sourcing fees relating to $6.6 billion in UPB of loans that we sold to PLS during the quarter ended March 31, 2019.

Credit Sensitive Investments

CRT Arrangements

During the quarter ended March 31, 2020, we made commitments to purchase CRT securities with a face amount of $554.7 million. During the quarter ended March 31, 2020, we recognized investment loss of $487.3 million relating to our holdings of CRT securities and $519.2 million related to the firm commitments to purchase the CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, and firm commitment to purchase CRT securities) totaling $1.0 billion at March 31, 2020.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter ended March 31, 2020, we received $248.8 million of MSRs as proceeds from sales of loans acquired for sale. We held $1.2 billion of MSRs at fair value at March 31, 2020.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.6 billion and sold $488.7 million of MBS during the quarter ended March 31, 2020. We held MBS with fair values totaling $3.9 billion at March 31, 2020.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $379,000 during the quarter ended March 31, 2020, pursuant to a spread acquisition agreement with PLS. We held ESS with a fair value totaling $157.1 million at March 31, 2020.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$19,718,151	$9,475,174
To PennyMac Financial Services, Inc.	14,509,209	6,959,390
	$34,227,360	$16,434,564
Net gain on loans acquired for sale	$48,775	$21,323
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of loans	$248,822	$131,868
Investments in CRT arrangements:
Recognition of firm commitment to purchase CRT securities (1)	$(26,649)	$19,600
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	554,690	281,917
Total investments in CRT arrangements	$528,041	$301,517

(1)	Initial recognition of firm commitment upon sale of loans.

Common Shares of Beneficial Interest

“At-the-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into equity distribution agreements to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and /or principal, our common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

Quarter ended	Number of common shares	Average price per share	Gross proceeds	Net proceeds
	(Amounts in thousands, except average price per share)
March 31, 2020	241	$23.46	$5,654	$5,597

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

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Net (loss) gain on investments:
Mortgage-backed securities	$115,967	$36,922
Loans:
Held in a variable interest entity	(2,869)	3,585
Distressed	(1,142)	923
ESS	(14,141)	(3,562)
CRT arrangements	(530,818)	6,460
Firm commitment to purchase CRT securities	(492,513)	22,190
Interest-only security payable at fair value	11,575	3,447
Asset-backed financing of a VIE	1,928	(2,857)
	(912,013)	67,108
Net gain on loans acquired for sale:
Receipt of MSRs in sale transactions	248,822	131,868
Fair value of commitment to purchase credit risk transfer securities	(26,649)	19,600
Provision for losses relating to representations and warranties provided in loan sales	314	(192)
Change in fair value during the year of loans and derivatives held at year end	(85,541)	(15,911)
	136,946	135,365
Net loan servicing fees—MSR valuation adjustments	(627,201)	(137,329)
Net interest income—Capitalization of interest pursuant to loan modifications	—	762
	$(1,402,268)	$65,906
Net investment (loss) income	$(506,517)	$106,618
Non-cash items as a percentage of net investment (loss) income	277%	62%

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold;

•	ESS investments through monthly interest payments:
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

•	Our provision for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on related deposits.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2020	2019
	(in thousands, except per common share amounts)
Net investment (loss) income	$(506,517)	$106,618
Expenses	(77,908)	(56,751)
Pretax income	(584,425)	49,867
Provision for (benefit from) income taxes	10,248	(3,660)
Net (loss) income	(594,673)	53,527
Dividends on preferred shares	6,234	6,234
Net (loss) income attributable to common shareholders	$(600,907)	$47,293
Pretax (loss) income by segment:
Credit sensitive strategies	$(960,471)	$58,373
Interest rate sensitive strategies	324,781	805
Correspondent production	65,309	3,621
Corporate	(14,044)	(12,932)
	$(584,425)	$49,867
Annualized return on average common shareholder's equity	(118.9)%	14.0%
Earnings per common share:
Basic	$(5.99)	$0.73
Diluted	$(5.99)	$0.68
Dividends per common share	$0.25	$0.47

	March 31, 2020	December 31, 2019
Total assets	$11,918,488	$11,771,351
Book value per common share	$15.16	$21.37
Closing prices per common share	$9.88	$22.29

During the quarter ended March 31, 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have triggered an economic recession in the United States. Initial unemployment claims totaled 30.3 million for the six weeks ended April 25, 2020, as compared to one million for the preceding five weeks.

This sudden and significant increase in unemployment has created financial hardships for many existing borrowers. As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen and expect to further see a large increase in delinquencies in our servicing portfolio which will increase our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as property tax and insurance costs to protect investor’s interest in the properties collateralizing the loans.

The emergence of the Pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans which, in turn, had a substantial negative effect on the fair value of our credit risk transfer investments. As a result, we recognized a net loss attributable to common shareholders for the quarter ended March 31, 2020 of $600.9 million as discussed below.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain heightened demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $2.4 trillion for 2020 and $2.2 trillion for 2021. However, the uncertainties and strains on many organizations introduced by the Pandemic have caused some market participants to scale back or exit mortgage loan production activities which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, has allowed us to realize higher gain-on sale margins in our correspondent production activities.

We expect the effects of the Pandemic to have a negative effect on the future earnings of our interest rate sensitive strategies segment by reducing the servicing income collected from our servicing portfolio, reducing the amount of placement fees we earn on custodial deposits related to the loans in our servicing portfolio, and increasing servicing expenses due to increasing delinquencies. Increasing delinquencies or declining economic conditions may also have a negative impact on the fair value of our MSR which may not be offset by our hedging activities, which typically seek to mitigate changes in fair value due to changes in interest rates.  We expect these negative effects to be partially offset by increases in servicing fees arising from growth in our loan servicing portfolio.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this developing situation on our future prospects are difficult to anticipate. For further discussion of the potential impacts of the Pandemic please also see “risk Factors” in Part II. Item 1A.

Our results of operations during the quarter ended March 31, 2020 decreased by $648.2 million, as compared to the quarter ended March 31, 2019, reflecting the effect of the Pandemic on the fair value of our CRT-related investments, partially offset by gains in our interest rate sensitive strategies segment.

The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of the market conditions on our investments in CRT arrangements; we recognized a $1.0 billion reduction in the fair value of our CRT arrangements.

•

Our interest rate sensitive strategies segment was positively affected by the decrease in interest rates. We recognized a $275.7 million increase in net servicing fees caused by our gains on hedge instruments exceeding fair value losses on MSRs by $140.0 million, as well as growth in servicing fees due to growth in our servicing portfolio and a $79.0 million increase in valuation gains on our investment in MBS.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the quarter ended March 31, 2020, resulting in a $61.7 million increase in its pretax income from the same period in 2019.

•

Our provision for income taxes reflects the establishment of valuation allowances relating to previously recognized deferred tax assets whose prospective realization has been affected by the pretax loss we incurred on our taxable REIT subsidiary.

Net Investment (Loss) Income

Our net investment (loss) income is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Net (loss) gain on investments	$(815,131)	$95,093
Net loan servicing fees	244,572	(31,080)
Net gain on loans acquired for sale	48,775	21,323
Net loan origination fees	23,928	12,938
Net interest (expense) income	(8,945)	8,342
Results of real estate acquired in settlement of loans	32	(1,480)
Other	252	1,482
	$(506,517)	$106,618

Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$115,967	$36,922
Loans at fair value:
Held in a VIE	(2,869)	3,585
Distressed	(1,142)	485
CRT arrangements	(487,292)	30,950
Firm commitment to purchase CRT securities	(492,513)	22,190
Asset-backed financings of a VIE at fair value	1,928	(2,857)
Hedging derivatives	64,931	7,380
	(800,990)	98,655
From PFSI—ESS	(14,141)	(3,562)
	$(815,131)	$95,093

The shift to a net loss on investments during the quarter ended March 31, 2020, as compared to a net gain on investments during the same period in 2019 is the result of a $1.0 billion decrease in the fair value of our investment in CRT arrangements. The emergence of the Pandemic during the quarter ended March 31, 2020 triggered a historic rise in unemployment as well as enactment of the CARES Act, which requires us to provide substantial payment forbearance to affected borrowers. These developments caused substantial uncertainty as to the performance of the reference pools of loans that are the basis for our CRT investments and increased returns demanded by market participants to invest in CRT arrangements, which had a dramatic negative effect on our firm commitment to purchase CRT securities and on the securities’ fair values. This loss was partially offset by increases in the fair value of our investments in MBS as a result of the decreasing interest rates during the quarter.

Mortgage-Backed Securities

During the quarter ended March 31, 2020, we recognized net valuation gains on MBS of $116.0 million, as compared to $36.9 million for the quarter ended March 31, 2019. The gains we recorded for the quarter ended March 31, 2020 reflect the influence of more significant decreases in interest rates during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $951.3 million, or 37%, during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019.

Loans at fair value – Held in a VIE

Loans at fair value held in a VIE incurred a loss of $2.9 million during the quarter ended March 31, 2020, as opposed to a gain of $3.6 million during the quarter ended March 31, 2019. The change from 2019 is attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the Pandemic discussed above. Unlike our investments in MBS which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates.

Loans at Fair Value – Distressed

Net losses on our investment in distressed loans at fair value are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Valuation changes:
Performing loans	$(24)	$388
Nonperforming loans	136	535
	112	923
Gain on payoffs	18	(214)
(Loss) gain on sale	(1,272)	(224)
	$(1,142)	$485
Average portfolio balance at fair value	$11,249	$112,923
Proceeds from liquidation of loans
Sales	$4,257	$216
Repayments and liquidation	79	3,394
	$4,336	$3,610

	March 31, 2020	December 31, 2019
	(in thousands)
Distressed loans	$9,122	$14,426

CRT Arrangements

The activity in and balances relating to our CRT arrangements and firm commitments to purchase CRT securities are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
UPB of loans sold	$14,683,055	$7,702,080

Investments:
Change in expected face amount of firm commitment to purchase CRT securities and commitments to fund Deposits securing CRT arrangements resulting from sales of loans	$554,690	$281,917

Investment (loss) income:
Net (loss) gain on investments:
Derivative and CRT strips:
CRT strips
Realized	$14,750
Valuation changes	(229,875)
	(215,125)
CRT derivatives
Realized	17,201	$21,043
Valuation changes	(300,943)	6,460
	(283,742)	27,503
Interest-only security payable at fair value	11,575	3,447
	(487,292)	30,950
Firm commitments to purchase CRT securities	(492,513)	22,190
	(979,805)	53,140
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	(26,649)	19,600
Interest income — Deposits securing CRT arrangements	6,099	6,775
	$(1,000,355)	$79,515

Payments made to settle losses on credit risk transfer arrangements	$1,517	$895

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$—	$54,930
CRT derivatives	—	115,863
	$—	$170,793
Derivative and credit risk transfer strip liabilities
CRT strips	$174,945	$—
CRT derivatives	185,933	—
	$360,878	$—

Firm commitment to purchase credit risk transfer securities at fair value	$(409,649)	$109,513
Deposits securing CRT arrangements	$1,855,936	$1,969,784
Interest-only security payable at fair value	$14,134	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,855,936	$1,969,784

Face amount of firm commitment to purchase CRT securities	$2,056,893	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$38,208,418	$41,944,117
Collection status (UPB):
Delinquency
Current	$37,579,314	$41,355,622
30-89 days delinquent	$496,043	$463,331
90-180 days delinquent	$110,775	$106,234
180 or more days delinquent	$14,520	$8,802
Foreclosure	$7,766	$10,128
Bankruptcy	$60,439	$55,452

UPB of loans — firm commitment to purchase CRT securities	$51,422,319	$38,738,396
Collection status (UPB):
Delinquency
Current	$51,162,276	$38,581,080
30-89 days delinquent	$244,601	$146,256
90-180 days delinquent	$9,056	$9,109
180 or more days delinquent	$2,469	$—
Foreclosure	$3,917	$1,951
Bankruptcy	$8,267	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $360.9 million in CRT strip and CRT derivative liabilities at March 31, 2020.

As discussed above, the reversal of performance of our investments in CRT arrangements is attributable to the effects of the emergence of the Pandemic on perceptions and prospects for the future performance of the loans in the reference pools that underlie the investments’ fair values as well as increased returns required for CRT investments in the marketplace.

The fair value estimates that the Company received from nonaffiliated brokers relating to its investments in scheduled loss CRT transactions as of March 31, 2020, appeared to reflect an assumption that current contractual loss terms will be amended by the Agencies to exclude all or a portion of the losses that would otherwise be incurred by the securities due solely to the reference loans being in forbearance as a result of the Pandemic, as the Agencies have done during certain prior natural disasters. To the extent that the contractual loss terms of the scheduled loss CRT transactions are not amended, the fair value of such investments may be negatively impacted in future reporting periods.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $14.1 million for the quarter ended March 31, 2020, as compared to fair value losses of $3.6 million for the quarter ended March 31, 2019. The change in valuation results during 2020 as compared to 2019 resulted from increased prepayment expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows relating to the servicing of the loans underlying this investment on the discount rate used to develop the assets’ fair value.

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$94,469	$61,272
Other	7,191	3,208
Effect of changes of fair value of MSRs:
Realization of cashflows	(63,955)	(40,821)
Market changes	(563,246)	(96,508)
	(627,201)	(137,329)
Gain on hedging derivatives, net	767,186	41,135
	139,985	(96,194)
Net servicing fees from non-affiliates	241,645	(31,714)
From PFSI—MSR recapture income	2,927	634
Net loan servicing fees	$244,572	$(31,080)
Average servicing portfolio	$136,687,324	$95,844,879

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees increased during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, by $275.7 million. The increase in net loan servicing fees was primarily attributable to the effect of hedging performance exceeding the decrease in fair value of our MSRs by $140.0 million during the quarter, as compared to hedging results being $96.2 million less than the decrease in fair value of MSRs during the quarter ended March 31, 2019. This positive effect was further enhanced by growth in our loan servicing portfolio resulting from our correspondent production activities during the period from March 31, 2019 to March 31, 2020.

The fair value of our investment in MSRs was affected by increased prepayment expectations as a result of the decrease in interest rates during the quarter ended March 31, 2020, as well as increased discount rates and servicing costs, which reflect projected impacts and investor uncertainties surrounding the cash flows to be generated by this asset as the result of the emergence of the Pandemic.

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(68,954)	$(101,721)
Hedging activities	(23,378)	(14,315)
	(92,332)	(116,036)
Non-cash gain:
Receipt of MSRs in loan sale transactions	248,822	131,868
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,030)	(720)
Reduction in liability due to change in estimate	1,344	528
	314	(192)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	(26,649)	19,600
Change in fair value during the year of financial instruments held at year end:
IRLCs	68,231	(1,531)
Loans	(36,782)	5,650
Hedging derivatives	(116,990)	(20,030)
	(85,541)	(15,911)
	136,946	135,365
Total from non—affiliates	44,614	19,329
From PFSI—cash gain	4,161	1,994
	$48,775	$21,323

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$19,109,084	$8,986,956
Acquisition of loans for sale:
To nonaffiliates	$16,839,835	$8,256,869
To PFSI	13,886,914	6,826,566
	$30,726,749	$15,083,435

The changes in gain on loans acquired for sale during the quarter ended March 31, 2020, as compared to the same period in 2019, reflect both the effects of increasing demand in the mortgage market on our loan sales volume and gain on sale margins offset by losses on the fair value of our commitment to invest in the credit risk assets created through our current loan production. We included $26.6 million in fair value losses related to our firm commitment to purchase CRT securities arising from loan sales during the quarter ended March 31, 2020, as compared to $19.6 million of gains during the quarter ended March 31, 2019. As noted above, the Pandemic had a significantly negative effect on our gain on sale of loans through the losses incurred in our commitments to purchase CRT securities during the quarter ended March 31, 2020.

Non-cash elements of gain on sale of loans

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 511% of our gain on sale of loans at fair value for the quarter ended March 31, 2020 as compared to 618% for the quarter ended March 31, 2019.  How we measure and update our measurements of MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

We recognize a liability for losses we expect to incur relating to representations and warranties created in our loan sales transactions. Our agreements with the purchasers include representations and warranties related to the loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.0 million and $720,000, respectively, for the quarters ended March 31, 2020 and March 31, 2019, respectively.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of quarter	$5,697	$7,075
New indemnifications	450	96
Less: Indemnified loans repaid or refinanced	210	627
Loans indemnified at end of quarter	$5,937	$6,544
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$603	$847
Repurchase activity (UPB):
Loans repurchased	$16,282	$3,689
Less:
Loans repurchased by correspondent sellers	6,153	2,478
Loans resold or repaid by borrowers	1,237	90
Net indemnified loans repurchased	$8,892	$1,121
Net losses charged to liability for representations and warranties	$—	$18
At end of quarter:
Loans subject to representations and warranties	$131,049,135	$96,514,379
Liability for representations and warranties	$7,300	$7,688

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.3 million reduction in liability for representations and warranties during the quarter ended March 31, 2020 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The changes in fees during the quarter ended March 31, 2020, as compared to the same period in 2019, reflects an increase in our purchases of loans with delivery fees.

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2020
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,627	$—	$1,627	$417,663	1.54%
Mortgage-backed securities	27,570	(12,002)	15,568	3,544,827	1.74%
Loans acquired for sale at fair value	31,523	—	31,523	3,215,418	3.88%
Loans at fair value:
Held by variable interest entity	2,348	293	2,641	253,759	4.12%
Distressed	59	—	59	11,249	2.07%
	2,407	293	2,700	265,008	4.03%
ESS from PFSI	1,974	—	1,974	173,484	4.50%
Deposits securing CRT arrangements	6,099	—	6,099	1,922,190	1.26%
	71,200	(11,709)	59,491	9,538,590	2.47%
Placement fees relating to custodial funds	12,398	—	12,398
Other	234	—	234
	83,832	(11,709)	72,123	$9,538,590	2.99%
Liabilities:
Assets sold under agreements to repurchase	$36,310	$1,440	$37,750	$6,302,900	2.37%
Mortgage loan participation purchase and sale agreements	281	57	338	41,301	3.24%
Notes payable secured by credit risk transfer and mortgage servicing assets	19,009	609	19,618	1,860,213	4.17%
Exchangeable Notes	6,247	1,019	7,266	460,000	6.25%
Asset-backed financings of a VIE at fair value	2,036	2,491	4,527	240,765	7.44%
Assets sold to PFSI under agreement to repurchase	1,218	—	1,218	105,064	4.65%
	65,101	5,616	70,717	9,010,243	3.10%
Interest shortfall on repayments of loans serviced for Agency securitizations	9,439	—	9,439
Interest on loan impound deposits	912	—	912
	$75,452	$5,616	$81,068	$9,010,243	3.56%
Net interest income	$8,380	$(17,325)	$(8,945)
Net interest margin					-0.37%
Net interest spread					-0.57%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Quarter ended March 31, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$670	$—	$670	$36,074	7.43%
Mortgage-backed securities	24,008	(4,556)	19,452	2,593,543	3.00%
Loans acquired for sale at fair value	20,438	—	20,438	1,633,711	5.00%
Loans at fair value:
Held by variable interest entity	2,803	121	2,924	289,771	4.04%
Distressed	627	621	1,248	112,923	4.42%
	3,430	742	4,172	402,694	4.14%
ESS from PFSI	3,066	—	3,066	214,419	5.72%
Deposits securing CRT arrangements	6,775	—	6,775	1,142,819	2.37%
	58,387	(3,814)	54,573	6,023,260	3.62%
Placement fees relating to custodial funds	8,266	—	8,266
Other	242	—	242
	66,895	(3,814)	63,081	$6,023,260	4.19%
Liabilities:
Assets sold under agreements to repurchase (2)	42,262	(5,411)	36,851	$4,844,689	3.04%
Mortgage loan participation purchase and sale agreements	520	54	574	56,210	4.08%
Notes payable secured by credit risk transfer and mortgage servicing assets	5,568	255	5,823	455,519	5.11%
Exchangeable Notes	3,359	302	3,661	250,000	5.86%
Asset-backed financings of a VIE at fair value	2,447	821	3,268	275,787	4.74%
Assets sold to PFSI under agreement to repurchase	1,796	—	1,796	128,549	5.67%
	55,952	(3,979)	51,973	6,010,754	3.46%
Interest shortfall on repayments of loans serviced for Agency securitizations	2,271	—	2,271
Interest on loan impound deposits	495	—	495
	58,718	(3,979)	54,739	$6,010,754	3.64%
Net interest income	$8,177	$165	$8,342
Net interest margin					0.55%
Net interest spread					0.55%

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

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2020
	vs.
	Quarter ended March 31, 2019
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$(932)	$1,889	$957
Mortgage-backed securities	(9,785)	5,901	(3,884)
Loans acquired for sale at fair value	(5,454)	16,539	11,085
Loans at fair value:
Held by variable interest entity	63	(346)	(283)
Distressed	(441)	(748)	(1,189)
	(378)	(1,094)	(1,472)
ESS from PFSI	(576)	(516)	(1,092)
Deposits securing CRT arrangements	(4,091)	3,415	(676)
	(21,216)	26,134	4,918
Placement fees relating to custodial funds	—	4,132	4,132
Other	—	(8)	(8)
	(21,216)	30,258	9,042
Liabilities:
Assets sold under agreements to repurchase	(9,122)	10,021	899
Mortgage loan participation purchase and sale agreement	(104)	(132)	(236)
Notes payable secured by credit risk transfer and mortgage servicing assets	(1,268)	15,063	13,795
Exchangeable Notes	266	3,339	3,605
Asset-backed financing of a VIE at fair value	1,716	(457)	1,259
Assets sold to PFSI under agreement to repurchase	(286)	(292)	(578)
	(8,798)	27,542	18,744
Interest shortfall on repayments of loans serviced for Agency securitizations	—	7,168	7,168
Interest loan impound deposits	—	417	417
	(8,798)	35,127	26,329
Net interest income	$(12,418)	$(4,869)	$(17,287)

The decrease in net interest income during the quarter ended March 31, 2020, as compared to the quarter ended March 31, 2019, is primarily attributable to a shift to increased levels of long-term debt to finance our non-interest earning assets along with reduced yields of our inventory of loans held for sale and our investments in lower-yielding MBS, as compared to our holdings during the quarter ended March 31, 2019. Included in net interest income for the quarter ended March 31, 2019 was $7.5 million of incentives we recognized relating to a master repurchase agreement. The master repurchase agreement expired on August 21, 2019.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2020, we recorded net gains of $32,000, as compared to losses of $1.5 million for the same period in 2019, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets.

Results of REO are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Proceeds from sales of REO	$15,943	$16,900
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(1,503)	(3,561)
Gain on sale, net	1,535	2,081
	$32	$(1,480)
Number of properties sold	85	80
Average carrying value of REO	$57,840	$78,900
At quarter end:
Carrying value	$50,838	$72,175
Number of properties	227	227

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$41,940	$27,574
Loan servicing fees	14,521	10,570
Management fees	9,055	7,248
Loan origination	4,249	2,277
Safekeeping	1,658	736
Professional services	1,496	1,327
Loan collection and liquidation	750	1,584
Compensation	519	1,969
Other	3,720	3,466
	$77,908	$56,751

Expenses increased $21.2 million, or 37%, during the quarter ended March 31, 2020, as compared to the same periods in 2019, primarily due to increased loan fulfillment fees attributable to increases in our production volume, partially offset by a reduction in the average fulfillment fee rate we incurred during the quarter ended March 31, 2020, as compared to the same period in 2019, as well as an increase in the management fee we incurred, reflecting the growth in our shareholders’ equity that is the basis for our fees.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The fee is calculated as a percentage of the UPB of the loans purchased. Loan fulfillment fees are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Fulfillment fee expense	$41,940	$27,574
UPB of loans fulfilled by PLS	$16,152,543	$8,135,552
Average fulfillment fee rate (in basis points)	26	34

The increase in loan fulfillment fees of $14.4 million during the quarter ended March 31, 2020, as compared to the same period in 2019, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a decrease in the average fulfillment fee rate due to an increase in discretionary reductions made by PFSI to facilitate successful loan acquisitions by us.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$536	$239
Loans at fair value	300	463
MSRs	13,685	9,868
	$14,521	$10,570
Average investment in:
Loans acquired for sale at fair value	$3,215,418	$1,633,711
Loans at fair value:
Distressed	$11,249	$112,923
Held in a VIE	$253,759	$289,771
Average MSR portfolio UPB	$136,687,324	$95,953,915
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$2,927	$634

Loan servicing fees increased by $4.0 million during the quarter ended March 31, 2020, as compared to the same period in 2019. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Base	$9,055	$6,109
Performance incentive	—	1,139
	$9,055	$7,248
Average shareholders' equity amounts used to calculate base management fee expense	$2,466,740	$1,651,648
Return on average common shareholder's equity	(118.9)%	14.0%

Management fees increased by $1.8 million during the quarter ended March 31, 2020, as compared to the same period in 2019, due to increases in the base management fees. The increase in the base management fee is due to increases in our average shareholders’ equity as the result of common share issuances during 2019. Performance incentive fees are based on our profitability in relation to our common shareholders’ equity and decreased due to the current quarter’s results.

Loan origination

Loan origination expenses increased $2.0 million, or 87%, during the quarter ended March 31, 2020, as compared to the same period in 2019 reflecting the increases in our loan originations produced through our correspondent production activities.

Compensation

Compensation expense decreased $1.5 million during the quarter ended March 31, 2020, as compared to 2019, primarily due to decreased share-based compensation expense, reflecting a decrease in vesting of equity awards as a result of our projected earnings performance not achieving the performance targets included in the outstanding performance-based awards.

Safekeeping

Safekeeping expense increased by $922,000 during the quarter ended March 31, 2020, as compared to the same period in 2019, as a result of our increase in correspondent acquisition volume.

Loan collection and liquidation

Loan collection and liquidation expenses decreased $834,000 during the quarter ended March 31, 2020, as compared to the same period in 2019, due to decreased investment in our portfolio of nonperforming loans, reflecting the ongoing wind-down of this investment.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,540	$1,236
Bank service charges	541	568
Technology	429	373
Insurance	339	280
Other	871	1,009
	$3,720	$3,466

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

Our effective tax rate was (1.8)% for the quarter ended March 31, 2020. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $10.1 million and a pretax loss of $21.8 million while the Company’s reported consolidated pretax loss was $584.4 million for the quarter ended March 31, 2020. For the same period in 2019, the Company’s TRS recognized tax benefit of $3.9 million on a pretax loss of $17.4 million, while the Company’s reported consolidated pretax income was $49.9 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction. While the TRS reported pretax loss, it incurred a net tax expense in the quarter as a result of recording a valuation allowance against its net operating loss carry forwards.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the TRS over the three-year period ended March 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 31, 2020, a valuation allowance of $27.0 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$1,099,380	$104,056
Investments:
Short-term	137,960	90,836
Mortgage-backed securities at fair value	3,947,420	2,839,633
Loans acquired for sale at fair value	2,856,042	4,148,425
Loans at fair value	251,423	270,793
ESS	157,109	178,586
Derivative and credit risk transfer strip assets	173,310	202,318
Firm commitment to purchase CRT securities	—	109,513
REO	50,838	65,583
MSRs	1,157,326	1,535,705
Deposits securing credit risk transfer arrangements	1,855,936	1,969,784
	10,587,364	11,411,176
Other	231,744	256,119
Total assets	$11,918,488	$11,771,351
Liabilities
Debt:
Short-term	$6,697,862	$7,005,986
Long-term	2,408,846	2,159,286
	9,106,708	9,165,272
Firm commitment to purchase CRT securities	409,649	—
Other	578,763	155,164
Total liabilities	10,095,120	9,320,436
Shareholders’ equity	1,823,368	2,450,915
Total liabilities and shareholders’ equity	$11,918,488	$11,771,351

Total assets increased by approximately $147.1 million, or 1%, during the period from December 31, 2019 through March 31, 2020, primarily due to a $1.1 billion increase in mortgage-backed securities at fair value and a $1.0 billion increase in cash and short-term investments, offset by a decrease of $1.3 billion in loans acquired for sale and a decrease of $378.4 million in MSRs. We increased our holdings of cash by approximately $1.0 billion at the end of the quarter ended March 31, 2020 in response to the uncertainties surrounding the Pandemic.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$18,926,679	$9,287,632
Government-insured or guaranteed-for sale to PLS	14,237,403	7,066,892
Jumbo	—	5,454
Home equity lines of credit	1,003	450
	$33,165,085	$16,360,428

During the quarter ended March 31, 2020, we purchased for sale $33.2 billion in fair value of correspondent production loans as compared to $16.4 billion during the quarter ended March 31, 2019. Our ability to increase the level of correspondent production from 2019 to 2020 reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Credit sensitive assets:
Change in firm commitment to purchase CRT securities
Fair value	$(519,162)	$41,790
Expected face amount	554,690	281,917
	35,528	323,707
Interest rate sensitive assets:
MSRs received in loan sales and purchased	248,822	131,868
MBS	1,615,486	—
ESS received pursuant to a recapture agreement	379	508
	1,864,687	132,376
	$1,900,215	$456,083

Our acquisitions during the quarters ended March 31, 2020 and 2019 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2020					December 31, 2019
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$2,275,510	$2,158,369	2.4	3.3%	0.8%	$2,009,093	$1,946,203	5.0	3.4%	2.6%
Freddie Mac	1,671,910	1,589,984	2.2	3.1%	0.6%	830,540	809,595	5.3	3.2%	2.6%
	$3,947,420	$3,748,353				$2,839,633	$2,755,798

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	March 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer assets
Credit risk transfer strips	$—	$54,930
Derivative assets	—	115,863
	—	170,793
Derivative and credit risk transfer liabilities
CRT strips	(174,945)	—
CRT derivatives	(185,933)	—
	(360,878)	—
Deposits securing CRT arrangements	1,855,936	1,969,784
Interest-only security payable at fair value	(14,134)	(25,709)
	$1,480,924	$2,114,868
UPB of loans subject to credit guarantee obligations	$38,208,418	$41,944,117

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2020:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Cumulative defaults	$—	$20.0	$35.2	$33.0	$25.6	$113.8
Cumulative losses	$—	$0.9	$3.5	$3.3	$2.6	$10.3

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$303	$1,450	$1,330	$1,052	$299	$4,434
25 - 30%	316	1,446	1,309	1,038	311	4,420
30 - 35%	436	2,019	1,733	1,321	422	5,931
35 - 40%	591	2,528	2,038	1,479	505	7,141
40 - 45%	793	3,303	2,582	1,925	676	9,279
>45%	774	3,914	1,568	614	133	7,003
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Weighted average	38.0%	38.1%	36.1%	35.0%	35.2%	36.7%

	Year of origination
Origination FICO credit score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$31	$233	$86	$56	$33	$439
650 - 699	465	2,342	1,388	845	393	5,433
700 - 749	1,170	4,918	3,496	2,368	760	12,712
750 or greater	1,545	7,143	5,574	4,159	1,160	19,581
Not available	2	24	16	1	-	43
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Weighted average	743	742	747	751	744	746

	Year of origination
Origination loan-to value ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$856	$4,468	$3,202	$2,920	$870	$12,316
80-85%	725	3,594	2,946	1,923	600	9,788
85-90%	187	755	564	437	128	2,071
90-95%	437	1,765	1,354	851	288	4,695
95-100%	1,008	4,078	2,494	1,298	460	9,338
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Weighted average	84.8%	83.7%	83.1%	81.2%	81.9%	83.0%

	Year of origination
Current loan-to value ratio (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,703	$9,025	$8,610	$7,044	$2,278	$28,660
80-85%	439	2,108	1,284	289	51	4,171
85-90%	680	2,369	514	70	14	3,647
90-95%	346	971	126	20	3	1,466
95-100%	40	162	20	4	-	226
>100%	5	25	6	2	-	38
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Weighted average	78.6%	76.2%	70.4%	64.2%	61.2%	71.5%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$434	$1,838	$1,273	$1,694	$450	$5,689
FL	415	1,565	940	631	176	3,727
TX	214	986	775	841	352	3,168
VA	107	616	573	592	242	2,130
MD	109	619	600	474	142	1,944
Other	1,934	9,036	6,399	3,197	984	21,550
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208

	Year of origination
Regional geographic distribution (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$284	$1,333	$1,241	$842	$316	$4,016
Southeast	1,211	5,189	3,545	2,209	720	12,874
Midwest	225	1,182	1,005	635	181	3,228
Southwest	658	2,938	2,049	1,351	491	7,487
West	835	4,018	2,720	2,392	638	10,603
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$3,202	$14,588	$10,532	$7,414	$2,339	$38,075
90 - 179 Days	8	54	27	15	7	111
180+ Days	2	12	—	—	—	14
Foreclosure	1	6	1	—	—	8
	$3,213	$14,660	$10,560	$7,429	$2,346	$38,208
Bankruptcy	$3	$22	$15	$15	$6	$61

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	March 31, 2020	December 31, 2019
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$2,056,893	$1,502,203
Fair value of firm commitment	$(409,649)	$109,513

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of March 31, 2020:

Original debt-to income ratio	March 31, 2020
(in millions)
<25%	$7,686
25 - 30%	7,198
30 - 35%	8,709
35 - 40%	9,568
40 - 45%	10,498
>45%	7,763
$51,422
Weighted average	35.3%

Origination FICO credit score	March 31, 2020
(in millions)
600 - 649	$519
650 - 699	3,826
700 - 749	14,000
750 or greater	32,972
Not available	105
$51,422
Weighted average	756

Origination loan-to value ratio	March 31, 2020
(in millions)
<80%	$19,483
80-84%	9,606
85-89%	3,319
90-94%	5,322
95-100%	13,692
$51,422
Weighted average	82.7%

Current loan-to value ratio (1)	March 31, 2020
(in millions)
<80%	$26,905
80-84%	4,831
85-89%	6,818
90-94%	9,903
95-100%	2,840
>100%	125
$51,422
Weighted average	80.4%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

Geographic distribution	March 31, 2020
(in millions)
CA	$6,955
FL	3,819
TX	3,960
AZ	2,543
WA	2,555
Other	31,590
$51,422

Regional geographic distribution (1)	March 31, 2020
(in millions)
Northeast	$4,679
Southeast	15,570
Midwest	4,419
Southwest	12,918
West	13,836
$51,422

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	March 31, 2020
(in millions)
Delinquency
Current - 89 Days	$51,407
90 - 179 Days	9
180+ Days	2
Foreclosure	4
$51,422
Bankruptcy	$8

Cash Flows

Our cash flows for the quarters ended March 31, 2020 and 2019 are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Operating activities	1,705,250	$144,903
Investing activities	(603,960)	175,469
Financing activities	(105,966)	(311,679)
Net cash flows	$995,324	$8,693

Our cash flows resulted in a net increase in cash of $995.3 million during the quarter ended March 31, 2020, as discussed below.

Operating activities

Cash provided by operating activities totaled $1.7 billion during the quarter ended March 31, 2020, as compared to $144.9 million during the quarter ended March 31, 2019. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,051,629	$73,733
Other	653,621	71,170
	$1,705,250	$144,903

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans acquired for sale decreased during both 2020 and 2019, resulting in the cash inflow relating to loans acquired for sale.

Investing activities

Net cash used in our investing activities was $604.0 million for the quarter ended March 31, 2020, as compared to net cash provided by our investing activities of $175.5 million for the quarter ended March 31, 2019, due primarily to the purchase of mortgage-backed securities.

Financing activities

Net cash used in our financing activities was $106.0 million for the quarter ended March 31, 2020, as compared to $311.7 million for the quarter ended March 31, 2019. This change reflects the repayment of borrowings relating to reduced levels of inventory of loans held for sale, offset by increased levels of cash holdings in response to the emergence of the Pandemic.

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

The impact of the Pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 4.99 and 3.75 at March 31, 2020 and December 31, 2019, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2020	2019
	(in thousands)
Average balance outstanding	$6,302,900	$4,844,689
Maximum daily balance outstanding	$8,664,587	$5,210,162
Ending balance	$6,348,192	$4,179,829

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $9.5 billion at March 31, 2020.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters;
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

•

a minimum tangible net worth for the Company of $1.25 billion; a minimum tangible net worth for our Operating Partnership of $1.25 billion; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $300 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership; and
•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.
•	a temporary $100 million liquidity requirement for the period of April 30, 2020, to the earliest of December 31, 2020 or settlement of the firm commitment to purchase CRT securities.

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income for at least one (1) of the previous two consecutive fiscal quarters;

•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $1.25 billion;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by Federal Housing Finance Agency (“FHFA”) for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential loans serviced.
•	A tangible net worth/total assets ratio greater than or equal to 6%.
•

Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac, Fannie Mae, and Ginnie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceeds 6% of the UPB of total Agency Mortgage Servicing.

•	In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents.
•	In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

On January 31, 2020, FHFA proposed changes to the eligibility requirements:

•	A tangible net worth requirement of a base of $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced;
•

Liquidity equal to or exceeding 4 basis points multiplied by the aggregate UPB of mortgages serviced for Fannie Mae and Freddie Mac plus 10 basis points multiplied by the aggregate UPB of mortgages serviced for Ginnie Mae plus 300 basis points multiplied by the sum of nonperforming Agency Mortgage Servicing that exceeds 4% of the UPB of total Agency Mortgage Servicing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2020, we had contractual obligations aggregating to $16.6 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$4,977,773	$4,977,773	$—	$—	$—
Face amount of firm commitment to purchase CRT securities	2,056,893	2,056,893	—	—	—
Short‒term debt	6,698,151	6,698,151	—	—	—
Long‒term debt	2,425,197	—	210,000	1,973,252	241,945
Interest expense on long term debt (1)	393,825	95,806	208,548	44,440	45,031
Total	$16,551,839	$13,828,623	$418,548	$2,017,692	$286,976

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between March 31, 2020 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2020:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$101,917
Credit Suisse First Boston Mortgage Capital LLC	99,635
JPMorgan Chase & Co.	67,958
Bank of America, N.A.	61,495
Daiwa Capital Markets America Inc.	49,020
Morgan Stanley Bank, N.A.	34,928
Barclays Capital Inc.	31,579
Mizuho Securities	28,671
Royal Bank of Canada	17,665
BNP Paribas Corporate & Institutional Banking	5,950
Amherst Pierpont Securities LLC	8,469
$507,287

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, ESS, CRT arrangements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing such loans.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2020, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$3,825,115	$3,933,158	$3,946,462	$3,921,036	$3,895,407	$3,691,285
Change in fair value:
$	$(122,305)	$(14,262)	$(958)	$(26,384)	$(52,013)	$(256,135)
%	(3.1)%	(0.4)%	—	(0.7)%	(1.3)%	(6.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2020, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,224,248	$1,189,771	$1,173,306	$1,141,812	$1,126,744	$1,097,871
Change in fair value:
$	$66,921	$32,445	$15,980	$(15,514)	$(30,583)	$(59,455)
%	5.8%	2.8%	1.4%	(1.3)%	(2.6)%	(5.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,327,781	$1,237,258	$1,196,077	$1,120,816	$1,086,371	$1,023,073
Change in fair value:
$	$170,455	$79,931	$38,750	$(36,511)	$(70,955)	$(134,254)
%	14.7%	6.9%	3.4%	(3.2)%	(6.1)%	(11.6)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,190,321	$1,173,824	$1,165,575	$1,149,078	$1,140,829	$1,124,332
Change in fair value:
$	$32,994	$16,497	$8,249	$(8,249)	$(16,497)	$(32,994)
%	2.9%	1.4%	0.7%	(0.7)%	(1.4)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2020, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$164,444	$160,695	$158,882	$155,375	$153,677	$150,390
Change in fair value:
$	$7,335	$3,586	$1,773	$(1,735)	$(3,432)	$(6,719)
%	4.7%	2.3%	1.1%	(1.1)%	(2.2)%	(4.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$173,255	$164,819	$160,879	$153,500	$150,043	$143,549
Change in fair value:
$	$16,146	$7,709	$3,769	$(3,609)	$(7,066)	$(13,561)
%	10.3%	4.9%	2.4%	(2.3)%	(4.5)%	(8.6)%

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$1,514,160	$1,497,027	$1,488,620	$1,472,113	$1,464,010	$1,448,096
Change in fair value:
$	$33,844	$16,711	$8,304	$(8,203)	$(16,306)	$(32,220)
%	2.3%	1.1%	0.6%	(0.6)%	(1.1)%	(2.2)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$1,317,864	$1,389,612	$1,441,630	$1,507,606	$1,529,003	$1,545,238
Change in fair value:
$	$(162,452)	$(90,704)	$(38,685)	$27,290	$48,688	$64,922
%	(11.0)%	(6.1)%	(2.6)%	1.8%	3.3%	4.4%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$(351,727)	$(381,123)	$(395,492)	$(423,596)	$(437,339)	$(464,229)
Change in fair value:
$	$57,921	$28,526	$14,156	$(13,948)	$(27,691)	$(54,581)
%	(14.1)%	(7.0)%	(3.5)%	3.4%	6.8%	13.3%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$(618,196)	$(525,065)	$(457,460)	$(375,392)	$(349,970)	$(329,368)
Change in fair value:
$	$(208,547)	$(115,416)	$(47,811)	$34,256	$59,678	$80,280
%	(50.9)%	(28.2)%	(11.7)%	8.4%	14.6%	19.6%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

Our business, financial condition and results of operations have been, and will likely continue to be, adversely affected by the emergence of the COVID-19 pandemic.

The COVID-19 pandemic has created unprecedented economic, financial and public health disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. The extent to which COVID-19 continues to negatively affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to COVID-19.

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from COVID-19. As a result of the CARES Act forbearance requirements, we expect to record additional increases in delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses due to the increased number of delinquent loans and significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of COVID-19.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in financial markets have negatively impacted the fair value of our servicing assets. In addition, the CARES Act forbearance requirements and the decline in financial markets have materially and negatively impacted the value of our CRT arrangements. Further market volatility may result in additional declines in the value of our credit assets and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

We may also have difficulty accessing debt and equity capital on attractive terms, or at all, as a result of the impact of the COVID-19 pandemic, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis. This includes renewals of our existing credit facilities with our lenders who are also adversely impacted by the volatility and dislocations in the financial markets and may not be willing to continue to extend us credit on the same terms, or on favorable terms, or at all.

In addition, our business could be disrupted if our Manager is unable to operate due to changing governmental restrictions such as travel bans and quarantines placed on its employees or operations, including successfully operating its and our business from remote locations, ensuring the protection of its employees’ health, and maintaining its information technology infrastructure.

Governmental authorities have taken additional measures to stabilize the financial markets and support the economy. The success of these measures are unknown and they may not be sufficient to address the current market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19. The scope and duration of COVID-19 and the efficacy of the extraordinary measures put in place to address it are currently unknown. Even after COVID-19 subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors.”

The COVID-19 pandemic and the CARES Act have significantly increased the number of borrowers who are requesting forbearance under the reference loans in our CRT Agreements and, to the extent such loans are deemed to be delinquent under our CRT Agreements, will result in significant future credit or fair value losses.

On March 27, 2020, the federal government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows borrowers with federally-backed loans to request temporary payment forbearance if they attest that they are directly or indirectly experiencing any financial hardship resulting from COVID-19. The initial forbearance period is up to 180 days, subject to an additional extension of up to 180 days. The CARES Act also precludes loan servicers like us from reporting borrowers subject to forbearance plans as delinquent to the credit reporting agencies even though the federally-backed loans may still be characterized as delinquent for the purposes of our CRT Agreements with Fannie Mae. Our CRT Agreements are structured such that we retain a portion of the credit risk and an interest-only ownership interest in the reference loans and, under certain of such CRT Agreements, may be required to realize losses in the event of a loan delinquency of 180 days or more even where there is ultimately no loss realized with respect to such loan (e.g., as a result of a borrower’s re-performance).

Although these CRT Agreements were amended in 2018 to ensure that forbearances resulting from Hurricane Harvey and Hurricane Irma were not considered to be delinquent for the purposes of the 180 day delinquency fixed loss severity schedule, there can be no assurance that Fannie Mae or its regulator, the Federal Housing Finance Authority (the "FHFA"), will agree to further amendments to these CRT Agreements to ensure similar treatment for forbearances resulting from COVID-19. Given the federal government mandate to approve requested forbearances upon the request of a borrower and subject only to his or her attestation of COVID-19 impact, the number of forbearances requested and approved is expected to be material. If the FHFA and/or Fannie Mae do not amend the CRT Agreements in a manner consistent with the amendments relating to the hurricane forbearances, the reference loans in these CRT Agreements that are subject to COVID-19 forbearance plans will be deemed to be delinquent, and we expect that the resulting credit losses and fair value losses will be material and may require us to write down the value of the assets significantly. Any such losses we incur will be significant and may reduce distributions to our shareholders and may materially and adversely affect our results of operations, our financial condition, and the market value of our common shares.

If forbearances resulting from the COVID-19 pandemic and the CARES Act are determined to be delinquent by the FHFA and the Agencies, it will significantly impact our liquidity and financial condition.

As described in Liquidity and Capital Resources, the FHFA establishes certain liquidity requirements for Agency loan servicers that are generally tied to the UPB of loans serviced by such loan servicer for the Agencies. To the extent that the percentage of seriously delinquent loans ("SDQ"), i.e., loans that are 90 days or more delinquent, exceeds defined thresholds, the liquidity requirements for loan servicers increase materially. If the FHFA and the Agencies determine that forbearances resulting from COVID-19 are delinquent for the purposes of the SDQ thresholds and the associated liquidity requirements, we expect that the significant number of such forbearances will result in delinquencies that exceed the SDQ thresholds. Exceeding such SDQ thresholds would result in substantially higher liquidity requirements, as well as a reduction in the advance rates applicable to our MSR financing structure that are tied to such SDQ thresholds and/or the trigger of an early amortization event thereunder, all of which may materially impact our results of operations and financial condition, and the market value of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2020.

The following table provides information about our common share repurchases during the quarter ended March 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
January 1, 2020 – March 31, 2020	—	$—	—	$83,375
February 1, 2020 –February 29, 2020	—	$—	—	$83,375
January 1, 2020 – March 31, 2020	783	$7.39	783	$77,592
	783	$7.39	783

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1#	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.2#	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27,2017

10.3

Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1, and PennyMac Mortgage Investment Trust.

*

10.4^

Joint Amendment No. 2 to Loan and Security Agreement and Amendment No. 1 to Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.

*

10.5†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2020 MBOs).	*

10.6†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	*

10.7†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	*

10.8†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2020).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the

Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (ii) the Consolidated Statements of operation for the quarters ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2020 and March 31, 2019, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and March 31, 2019 and (v) the Notes to the Consolidated Financial Statements.

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
**

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing

# Refiled herewith to provide an updated hyperlink to the appropriate prior filing.
^ Portions of the exhibit have been redacted.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 8, 2020	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2020	By:	/s/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)