Form 10-Q
period 2020-06-30
PennyMac Mortgage Investment Trust
filed 2020-08-07
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2020
Common Shares of Beneficial Interest, $0.01 par value	99,275,258

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2020	2019
	(in thousands, except share information)
ASSETS
Cash	$346,007	$104,056
Short-term investments at fair value	273,592	90,836
Mortgage-backed securities at fair value ($2,107,787 and $2,839,633 pledged to creditors, respectively)	2,612,986	2,839,633
Loans acquired for sale at fair value ($2,135,617 and $4,070,134 pledged to creditors, respectively)	2,179,962	4,148,425
Loans at fair value ($226,414 and $268,757 pledged to creditors, respectively)	230,660	270,793
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	151,206	178,586
Derivative and credit risk transfer strip assets ($142,183 pledged to creditors at December 31, 2019)	114,346	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	109,513
Deposits securing credit risk transfer arrangements pledged to creditors	1,666,449	1,969,784
Mortgage servicing rights at fair value ($1,176,766 and $1,510,651 pledged to creditors, respectively)	1,189,605	1,535,705
Servicing advances	38,254	48,971
Real estate acquired in settlement of loans ($25,057 and $40,938 pledged to creditors, respectively)	43,559	65,583
Due from PennyMac Financial Services, Inc.	3,458	2,760
Other	233,635	204,388
Total assets	$9,083,719	$11,771,351
LIABILITIES
Assets sold under agreements to repurchase	$3,981,761	$6,648,890
Mortgage loan participation purchase and sale agreements	93,117	—
Notes payable secured by credit risk transfer and mortgage servicing assets	1,810,845	1,696,295
Exchangeable senior notes	195,333	443,506
Asset-backed financing of a variable interest entity at fair value	212,170	243,360
Interest-only security payable at fair value	14,981	25,709
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	90,101	107,512
Derivative and credit risk transfer strip liabilities at fair value	140,201	6,423
Firm commitment to purchase credit risk transfer securities at fair value	191,193	—
Accounts payable and accrued liabilities	48,735	91,149
Due to PennyMac Financial Services, Inc.	44,329	48,159
Income taxes payable	15,451	1,819
Liability for losses under representations and warranties	10,225	7,614
Total liabilities	6,848,442	9,320,436

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 99,275,258 and 100,182,227 common shares, respectively	993	1,002
Additional paid-in capital	2,119,577	2,127,889
(Accumulated deficit) retained earnings	(185,000)	22,317
Total shareholders’ equity	2,235,277	2,450,915
Total liabilities and shareholders’ equity	$9,083,719	$11,771,351

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2020	2019
	(in thousands)
ASSETS
Loans at fair value	$222,249	$256,367
Derivative and credit risk transfer assets at fair value	—	170,793
Deposits securing credit risk transfer arrangements	1,666,449	1,969,784
Other—interest receivable	615	712
	$1,889,313	$2,397,656
LIABILITIES
Asset-backed financing at fair value	$212,170	$243,360
Derivative and credit risk transfer liabilities at fair value	125,301	—
Interest-only security payable at fair value	14,981	25,709
Accounts payable and accrued liabilities—interest payable	615	712
	$353,067	$269,781

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net investment income
Net gain (loss) on investments:
From nonaffiliates	$489,035	$90,965	$(311,955)	$189,620
From PennyMac Financial Services, Inc.	(101)	(3,211)	(14,242)	(6,773)
	488,934	87,754	(326,197)	182,847
Net loan servicing fees:
From nonaffiliates
Contractually specified	101,823	66,919	196,292	128,191
Other	11,887	6,408	19,078	9,616
	113,710	73,327	215,370	137,807
Change in fair value of mortgage servicing rights	(170,848)	(183,467)	(798,049)	(320,796)
Hedging results	(50,650)	55,536	716,536	96,671
	(107,788)	(54,604)	133,857	(86,318)
From PennyMac Financial Services, Inc.	5,128	1,015	8,055	1,649
	(102,660)	(53,589)	141,912	(84,669)
Net gain on loans acquired for sale:
From nonaffiliates	158,890	31,089	203,504	50,418
From PennyMac Financial Services, Inc.	3,324	3,155	7,485	5,149
	162,214	34,244	210,989	55,567
Loan origination fees	25,208	17,630	49,136	30,568
Interest income:
From nonaffiliates	38,440	69,026	108,589	129,041
From PennyMac Financial Services, Inc.	2,372	2,767	4,346	5,833
	40,812	71,793	112,935	134,874
Interest expense:
To nonaffiliates	60,256	64,204	140,106	117,147
To PennyMac Financial Services, Inc.	792	1,692	2,010	3,488
	61,048	65,896	142,116	120,635
Net interest income (expense)	(20,236)	5,897	(29,181)	14,239
Results of real estate acquired in settlement of loans	2,856	2,075	2,888	595
Other	2,005	2,390	2,257	3,872
Net investment income	558,321	96,401	51,804	203,019
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	52,815	29,590	94,755	57,164
Loan servicing fees	15,533	11,568	30,054	22,138
Management fees	8,288	8,832	17,343	16,080
Loan origination	4,468	3,118	8,717	5,395
Safekeeping	1,905	1,000	3,563	1,736
Professional services	1,492	1,733	2,988	3,060
Compensation	1,200	1,771	1,719	3,740
Loan collection and liquidation	864	1,247	1,614	2,831
Other	3,693	4,172	7,413	7,638
Total expenses	90,258	63,031	168,166	119,782
Income (loss) before provision for (benefit from) income taxes	468,063	33,370	(116,362)	83,237
Provision for (benefit from) income taxes	3,443	(10,863)	13,691	(14,523)
Net income (loss)	464,620	44,233	(130,053)	97,760
Dividends on preferred shares	6,235	6,234	12,469	12,469
Net income (loss) attributable to common shareholders	$458,385	$37,999	$(142,522)	$85,291
Earnings (loss) per common share
Basic	$4.59	$0.52	$(1.43)	$1.23
Diluted	$4.51	$0.50	$(1.43)	$1.17
Weighted average common shares outstanding
Basic	99,689	73,425	99,967	69,051
Diluted	101,592	81,892	99,967	77,518
Dividends declared per common share	$0.40	$0.47	$0.65	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2019
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2019	12,400	$299,707	68,412	$684	$1,431,887	$(4,689)	$1,727,589
Net income	—	—	—	—	—	44,233	44,233
Share-based compensation	—	—	—	—	1,415	—	1,415
Issuance of common shares	—	—	10,195	102	216,619	—	216,721
Issuance costs relating to common shares	—	—	—	—	(2,735)	—	(2,735)
Dividends:
Common shares ($0.47 per share)	—	—	—	—	—	(37,053)	(37,053)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934

	Quarter ended June 30, 2020
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2020	12,400	$299,707	99,841	$998	$2,126,264	$(603,601)	$1,823,368
Net income	—	—	—	—	—	464,620	464,620
Share-based compensation	—	—	—	—	869	—	869
Dividends:
Common shares ($0.40 per share)	—	—	—	—	—	(39,783)	(39,783)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Repurchase of common shares	—	—	(566)	(5)	(7,556)	—	(7,561)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30, 2019
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	97,760	97,760
Share-based compensation	—	—	240	2	430	—	432
Issuance of common shares	—	—	17,416	174	366,014	—	366,188
Issuance cost relating to common shares	—	—	—	—	(4,791)	—	(4,791)
Dividends:
Common shares ($0.94 per share)	—	—	—	—	—	(69,315)	(69,315)
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934

	Six months ended June 30, 2020
	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(130,053)	(130,053)
Share-based compensation	—	—	201	2	(577)	—	(575)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Common shares ($0.65 per share)	—	—	—	—	—	(12,472)	(12,472)
Preferred shares	—	—	—	—	—	(64,792)	(64,792)
Repurchase of common shares	—	—	(1,349)	(13)	(13,330)	—	(13,343)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(130,053)	$97,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net loss (gain) on investments	326,197	(182,847)
Change in fair value of mortgage servicing rights	798,049	320,796
Mortgage servicing rights hedging results	(716,536)	(96,671)
Net gain on loans acquired for sale at fair value	(210,989)	(55,567)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(4,346)	(5,833)
Capitalization of interest and fees on loans at fair value	—	(1,928)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	26,117	12,405
Amortization of debt issuance costs and (premiums), net	7,025	(4,596)
Results of real estate acquired in settlement of loans	(2,888)	(595)
Gain on early extinguishment of debt	(1,738)	—
Share-based compensation expense	1,054	3,032
Reversal of contingent underwriting fees	—	(1,134)
Purchase of loans acquired for sale at fair value from nonaffiliates	(61,986,401)	(37,634,892)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(2,248,869)	(2,218,721)
Repurchase of loans subject to representation and warranties	(30,069)	(5,341)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	39,890,722	20,802,011
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	26,112,489	17,956,971
Settlement of repurchase agreement derivatives	—	11,567
Decrease in servicing advances	10,437	42,824
(Increase) decrease in due from PennyMac Financial Services, Inc.	(645)	2,524
Decrease in other assets	793,650	97,717
Decrease in accounts payable and accrued liabilities	(34,933)	(41,065)
(Decrease) increase in due to PennyMac Financial Services, Inc.	(3,970)	1,189
Increase (decrease) in income taxes payable	13,632	(14,653)
Net cash provided by (used in) operating activities	2,607,935	(915,047)
Cash flows from investing activities
Net increase in short-term investments	(182,756)	(1,881)
Purchase of mortgage-backed securities at fair value	(1,615,486)	(81,202)
Sale and repayment of mortgage-backed securities at fair value	1,951,303	144,868
Repurchase of loans at fair value	(1,058)	(886)
Sale and repayment of loans at fair value	37,807	44,984
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	17,430	21,082
Settlement of firm commitment to purchase credit risk transfer securities	—	31,925
Net settlement of derivative financial instruments	(72,208)	(22,103)
Sale of real estate acquired in settlement of loans	26,078	31,171
Distribution from credit risk transfer agreements	362,192	61,473
Deposit of cash securing credit risk transfer arrangements	—	(933,370)
(Increase) decrease in margin deposits	(32,455)	48,308
Net cash provided by (used in) investing activities	490,847	(655,631)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2020	2019
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	79,886,513	51,009,663
Repurchase of assets sold under agreements to repurchase	(82,547,315)	(50,421,692)
Issuance of mortgage loan participation purchase and sale agreements	2,623,439	2,756,486
Repayment of mortgage loan participation purchase and sale agreements	(2,530,322)	(2,935,212)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	350,000	933,730
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(235,977)	(7,095)
Repayment of exchangeable senior notes	(248,262)	—
Repayment of asset-backed financing of a variable interest entity at fair value	(32,519)	(13,625)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(17,411)	(12,309)
Payment of debt issuance costs	(10,858)	(6,331)
Payment of contingent underwriting fees	(76)	(353)
Payment of dividends to preferred shareholders	(12,472)	(12,472)
Payment of dividends to common shareholders	(72,196)	(61,078)
Issuance of common shares	5,654	366,188
Payment of issuance costs related to common shares	(57)	(4,791)
Payment of vested share-based compensation withholdings	(1,629)	(2,600)
Repurchase of common shares	(13,343)	—
Net cash (used in) provided by financing activities	(2,856,831)	1,588,509
Net increase in cash	241,951	17,831
Cash at beginning of period	104,056	59,845
Cash at end of period	$346,007	$77,676

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

Note 2—Basis of Presentation and Accounting Change

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

Accounting Change

Effective January 1, 2020, the Company adopted FASB Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), using the modified retrospective approach. The adoption of ASU 2016-13 did not have any effect on the Company’s consolidated statements of operations, shareholders’ equity or cash flows.

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

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb credit losses arising from such loans reaching a specific number of days delinquent (“Recourse Obligations”); or

•

beginning in June 2018, entering into firm commitments to purchase and purchasing CRT securities that absorb losses from defaults of such loans and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans.

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

Through June 30, 2020, pursuant to the terms of the agreement, the monthly fulfillment fee was an amount equal to (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any loans underwritten in accordance with the Ginnie Mae MBS Guide.

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

On June 30, 2020, the mortgage banking services agreement was amended and restated for a term of five years (the “2020 MBS Agreement”). Effective July 1, 2020, the fulfillment fees and sourcing fees provided for in the 2020 MBS Agreement were revised as follows:

(i)

the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $315 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

(ii)	$355 multiplied by the number of purchased loans up to the and including 16,500 per quarter and $195 multiplied by the number of purchased loans exceeding 16,500 per quarter, plus
(iii)

$750 multiplied by the number of all purchased loans that are sold to or securitized with parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans.

(iv)	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days loans are held by PMT before purchase by PLS.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Loan fulfillment fees earned by PLS	$52,815	$29,590	$94,755	$57,164
UPB of loans fulfilled by PLS	$18,899,695	$10,741,078	$35,052,238	$18,876,630

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$3,324	$3,155	$7,485	$5,149
UPB of loans sold to PLS	$11,080,565	$10,514,390	$24,950,845	$17,161,728

Purchases of loans acquired for sale from PLS	$2,742	$1,334,211	$2,248,869	$2,218,721

Tax service fees paid to PLS	$4,288	$3,102	$8,268	$5,345

	June 30, 2020	December 31, 2019
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$132,105	$490,383

The 2020 MBS Agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of residential loans and its portfolio of MSRs. The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“ REO”). PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company.

Prime Servicing

The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fees are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

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

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing Agreement are substantially similar to those in the prior servicing agreement except that they now include certain fees relating to forbearance and modification activities required as a result of the COVID-19 pandemic. The 2020 Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

MSR Recapture Agreement

Pursuant to the terms of an amended and restated MSR recapture agreement, if PLS refinances loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated.

Through June 30, 2020, pursuant to the terms of an MSR recapture agreement by and between PFSI and the Company, if PFSI refinanced mortgage loans for which the Company previously held the MSRs, PFSI was generally required to transfer and convey to the Company cash in an amount equal to 30% of the fair market value of the MSRs related to all such mortgage loans. On June 30, 2020, the MSR recapture agreement was amended and restated for a term of five years (the “2020 MSR Recapture Agreement”).

Effective July 1, 2020, the 2020 MSR Recapture Agreement changes the recapture fee payable to the Company to a tiered amount equal to 40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate,” 35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%, and 30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%. The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. PFSI has further agreed to allocate sufficient resources to target a recapture rate of 15%.

The 2020 MSR Recapture Agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$607	$385	$1,143	$624
Loans at fair value	188	617	488	1,080
MSRs	14,738	10,566	28,423	20,434
	$15,533	$11,568	$30,054	$22,138
Average investment in:
Loans acquired for sale at fair value	$2,047,202	$2,053,214	$2,631,047	$1,845,847
Loans at fair value:
Distressed	$8,919	$96,727	$10,084	$105,818
Held in a VIE	$231,973	$286,188	$242,866	$287,965
Average MSR portfolio UPB	$143,856,366	$102,476,058	$140,056,208	$99,205,766
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$5,128	$1,015	$8,055	$1,649

Management Fees

The Company has a management agreement with PCM, pursuant to which the Company pays PCM management fees as follows:

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark”, up to (ii) a 12% return on “equity”; plus (b) 15% of the amount by which “net income” for the quarter exceeds (i) a 12% return on “equity” plus the “high watermark”, up to (ii) a 16% return on “equity”; plus (c) 20% of the amount by which “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark”.

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

“High watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If the “net income” is lower than the target yield, the high watermark is increased by the difference. If the “net income” is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until the “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Base management	$8,288	$6,839	$17,343	$12,948
Performance incentive	—	1,993	—	3,132
	$8,288	$8,832	$17,343	$16,080
Average shareholders' equity amounts used to calculate management fee expense	$2,242,460	$1,828,786	$2,354,600	$1,740,217

Expense Reimbursement and Amounts Payable to and Receivable from PCM

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. PCM was reimbursed $120,000 quarter through June 30, 2020, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

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

On June 30, 2020, the Management Agreement was amended and restated for a term of five years (the “2020 Management Agreement”). The terms of the 2020 Management Agreement are materially consistent with those of the prior agreement, except that, effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliate’s compensation expenses was increased from $120,000 to $165,000 per fiscal quarter.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,585	$1,276	$3,125	$2,512
Compensation	120	120	240	240
Expenses incurred on the Company’s behalf, net	1,438	489	2,709	1,059
	$3,143	$1,885	$6,074	$3,811
Payments and settlements during the period (1)	$136,352	$28,031	$170,035	$43,220

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

The Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), has an amended and restated a master spread acquisition and MSR servicing agreement with PLS (the “Spread Acquisition Agreement”), pursuant to which the Company may purchase from PLS, from time to time, participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with its participation in the GNMA MSR Facility (as defined below).

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$483	$442	$862	$950
Repayments	$8,122	$10,530	$17,430	$21,082
Interest income	$2,372	$2,767	$4,346	$5,833
Net loss included in Net gain (loss) on investments:
Valuation changes	$(636)	$(3,604)	$(15,158)	$(7,655)
Recapture income	535	393	916	882
	$(101)	$(3,211)	$(14,242)	$(6,773)

	June 30, 2020	December 31, 2019
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$151,206	$178,586

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2020 and December 31, 2019.

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

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1.0 billion.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$9,665	$7,213	$17,411	$12,309
Interest expense	$792	$1,692	$2,010	$3,488
Payment of conditional reimbursement to PCM	$—	$144	$211	$219

	June 30, 2020	December 31, 2019
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$90,101	$107,512
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$10	$221

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2020	December 31, 2019
	(in thousands)
Due from PFSI:
MSR recapture	$202	$149
Other	3,256	2,611
	$3,458	$2,760
Due to PFSI:
Fulfillment fees	$11,549	$18,285
Allocated expenses and expenses paid by PFSI on PMT’s behalf	11,867	3,724
Management fees	8,288	10,579
Correspondent production fees	7,746	10,606
Loan servicing fees	4,824	4,659
Interest on Assets sold to PFSI under agreement to repurchase	45	85
Conditional Reimbursement	10	221
	$44,329	$48,159

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included in the respective balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2020	December 31, 2019
	(in thousands)
Loan servicing advances	$38,254	$48,971
Real estate acquired in settlement of loans	14,846	21,549
	$53,100	$70,520

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cash flows:
Proceeds from sales	$20,172,571	$11,326,837	$39,890,722	$20,802,011
Loan servicing fees received net of guarantee fees	$101,823	$66,919	$196,292	$128,191

The following table summarizes collection status information for loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	June 30, 2020	December 31, 2019
	(in thousands)
UPB of loans outstanding	$145,006,382	$130,663,117
Collection Status (UPB)
Delinquency (1):
30-89 days delinquent	$4,752,249	$1,014,094
90 or more days delinquent:
Not in foreclosure	$5,381,479	$258,036
In foreclosure	$40,002	$53,697
Bankruptcy	$152,322	$130,936
Custodial funds managed by the Company (2)	$5,339,922	$2,529,984

(1)

At June 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $3.6 billion in the 30-89 days delinquent category and $4.4 billion in the 90 or more days delinquent not in foreclosure category.

(2)

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

During 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the cash collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gain (loss) on investments in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
UPB of loans sold	$1,795,130	$9,264,173	$16,478,185	$16,966,253

Investments:
Deposits securing CRT arrangements	$—	$933,370	$—	$933,370
Change in expected face amount of firm commitment to purchase CRT securities	(262,176)	(562,710)	292,514	(280,793)
	$(262,176)	$370,660	$292,514	$652,577
Investment income (loss):
Net gain (loss) on investments:
Derivative and CRT strips:
CRT strips
Realized	$13,355	$5,675	$28,105	$5,675
Valuation changes	113,570	—	(116,305)	—
	126,925	5,675	(88,200)	5,675
CRT derivatives
Realized	13,550	21,170	30,751	42,213
Valuation changes	122,535	(6,414)	(178,408)	46
	136,085	14,756	(147,657)	42,259
Interest-only security payable at fair value	(847)	6,208	10,728	9,655
	262,163	26,639	(225,129)	57,589
Firm commitments to purchase CRT securities	226,035	4,130	(266,478)	26,320
	488,198	30,769	(491,607)	83,909
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	(7,579)	20,396	(34,228)	39,996
Interest income — Deposits securing CRT arrangements	507	7,830	6,606	14,605
	$481,126	$58,995	$(519,229)	$138,510

Payments made to settle losses on credit risk transfer arrangements	$2,662	$881	$4,179	$1,776

	June 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$—	$54,930
CRT derivatives	—	115,863
	$—	$170,793
Derivative and credit risk transfer strip liabilities
CRT strips	$61,375	$—
CRT derivatives	63,926	—
	$125,301	$—

Firm commitment to purchase credit risk transfer securities at fair value	$(191,193)	$109,513
Deposits securing CRT arrangements	$1,666,449	$1,969,784
Interest-only security payable at fair value	$14,981	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,666,449	$1,969,784

Face amount of firm commitment to purchase CRT securities	$1,794,717	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$32,086,351	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$28,675,256	$41,355,622
30-89 days delinquent	$1,447,239	$463,331
90-180 days delinquent	$1,926,900	$106,234
180 or more days delinquent	$30,878	$8,802
Foreclosure	$6,078	$10,128
Bankruptcy	$66,209	$55,452

UPB of loans — firm commitment to purchase CRT securities	$48,446,109	$38,738,396
Collection status (UPB):
Delinquency (3)
Current	$44,873,703	$38,581,080
30-89 days delinquent	$1,739,832	$146,256
90-180 days delinquent	$1,822,548	$9,109
180 or more days delinquent	$7,327	$—
Foreclosure	$2,699	$1,951
Bankruptcy	$12,190	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $125.3 million in CRT strip and CRT derivative liabilities at June 30, 2020.
(2)

At June 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $1.1 billion in the 30-89 days delinquent category; $1.6 billion in 90-180 days delinquent category; and $1.7 million in the 180 or more days delinquent not in foreclosure category.

(3)

At June 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $1.4 billion in the 30-89 days delinquent category; $1.5 billion in the 90-180 days delinquent category; $1.9 million in the 180 days or more delinquent not in foreclosure category; and $1.5 million in bankruptcy.

Jumbo Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1 issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The Company includes the balance of the loans held in the trust in Loans at fair value and the certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value in its consolidated balance sheets. The Company includes the interest earned on the loans held in the trust in Interest Income – from nonaffiliates and the interest paid to nonaffiliates in Interest Expense – to nonaffiliates in its consolidated statements of operations.

Following is a summary of the Company’s jumbo loan financing:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$2,712	$2,952	$5,353	$5,876
Interest expense	$2,470	$3,557	$6,997	$6,825

	June 30, 2020	December 31, 2019
	(in thousands)
Loans at fair value	$222,249	$256,367
Asset-backed financing at fair value	$212,170	$243,360
Certificates retained at fair value	$10,079	$13,007

Note 7Fair Value

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs that are significant to the determination of fair value. These levels are:

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, its Firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$273,592	$—	$—	$273,592
Mortgage-backed securities at fair value	—	2,612,986	—	2,612,986
Loans acquired for sale at fair value	—	2,150,649	29,313	2,179,962
Loans at fair value	—	222,249	8,411	230,660
Excess servicing spread purchased from PFSI	—	—	151,206	151,206
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	586	—	—	586
Put options on interest rate futures	680	—	—	680
Forward purchase contracts	—	39,974	—	39,974
Forward sale contracts	—	644	—	644
MBS put options	—	7,374	—	7,374
Swap futures	—	4,283	—	4,283
Interest rate lock commitments	—	—	84,423	84,423
Repurchase agreement derivatives	—	—	5,275	5,275
Total derivative and credit risk transfer strip assets before netting	1,266	52,275	89,698	143,239
Netting	—	—	—	(28,893)
Total derivative and credit risk transfer strip assets after netting	1,266	52,275	89,698	114,346
Mortgage servicing rights at fair value	—	—	1,189,605	1,189,605
	$274,858	$5,038,159	$1,468,233	$6,752,357
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$212,170	$—	$212,170
Interest-only security payable at fair value	—	—	14,981	14,981
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	491	—	491
Forward sales contracts	—	63,390	—	63,390
MBS put options	—	2	—	2
Interest rate lock commitments	—	—	467	467
Credit risk transfer strips	—	—	61,375	61,375
CRT derivatives	—	—	63,926	63,926
Total derivative liabilities before netting	—	63,883	125,768	189,651
Netting	—	—	—	(49,450)
Total derivative liabilities after netting	—	63,883	125,768	140,201
Firm commitment to purchase credit risk transfer securities at fair value	—	—	191,193	191,193
	$—	$276,053	$331,942	$558,545

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,836	$—	$—	$90,836
Mortgage-backed securities at fair value	—	2,839,633	—	2,839,633
Loans acquired for sale at fair value	—	4,129,858	18,567	4,148,425
Loans at fair value	—	256,367	14,426	270,793
Excess servicing spread purchased from PFSI	—	—	178,586	178,586
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,809	—	—	3,809
Put options on interest rate futures	2,859	—	—	2,859
Forward purchase contracts	—	7,525	—	7,525
Forward sale contracts	—	637	—	637
MBS put options	—	1,625	—	1,625
Swap futures	—	4,347	—	4,347
Credit risk transfer strips	—	—	54,930	54,930
CRT derivatives	—	—	115,863	115,863
Interest rate lock commitments	—	—	11,726	11,726
Repurchase agreement derivatives	—	—	5,275	5,275
Total derivative assets before netting	6,668	14,134	187,794	208,596
Netting	—	—	—	(6,278)
Total derivative assets after netting	6,668	14,134	187,794	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	—	109,513	109,513
Mortgage servicing rights at fair value	—	—	1,535,705	1,535,705
	$97,504	$7,239,992	$2,044,591	$9,375,809
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$243,360	$—	$243,360
Interest-only security payable at fair value	—	—	25,709	25,709
Derivative liabilities:
Forward purchase contracts	—	3,600	—	3,600
Forward sales contracts	—	15,644	—	15,644
Interest rate lock commitments	—	—	572	572
Total derivative liabilities before netting	—	19,244	572	19,816
Netting	—	—	—	(13,393)
Total derivative liabilities after netting	—	19,244	572	6,423
	$—	$262,604	$26,281	$275,492

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2020	$22,541	$9,122	$157,109	$(174,945)	$(185,933)	$79,384	$5,275	$(409,649)	$1,157,326	$660,230
Purchases and issuances	20,996	—	—	—	—	172,047	—	—	—	193,043
Repayments and sales	(13,475)	(590)	(8,122)	(13,355)	(14,078)	—	—	—	—	(49,620)
Capitalization of interest and fees	—	—	2,372	—	—	—	—	—	—	2,372
ESS received pursuant to a recapture agreement with PFSI	—	—	483	—	—	—	—	—	—	483
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(7,579)	203,127	195,548
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(749)	(121)	(636)	126,925	136,085	96,053	—	226,035	(170,848)	412,744
	(749)	(121)	(636)	126,925	136,085	96,053	—	226,035	(170,848)	412,744
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	—	(263,528)	—	—	—	(263,528)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(61,375)	$(63,926)	$83,956	$5,275	$(191,193)	$1,189,605	$1,151,272
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2020	$(704)	$(322)	$(636)	$113,570	$122,535	$83,956	$—	$226,035	$(170,848)	$373,586

(1)	For the purpose of this table, CRT strips, CRT derivatives, interest rate lock commitments (“IRLCs”), and firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2020
(in thousands)
Interest-only security payable:
Balance, March 31, 2020	$14,134
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	847
847
Balance, June 30, 2020	$14,981
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2020	$847

	Quarter ended June 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT strips	CRT derivatives	Repurchase agreement derivatives	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2019	$18,361	$109,112	$205,081	$10,457	$—	$130,447	$17,701	$79,784	$1,156,908	$1,727,851
Purchases and issuances	3,748	—	—	11,350	—	—	1,384	—	—	16,482
Repayments and sales	(8,797)	(27,795)	(10,530)	—	—	(21,170)	(7,075)	(31,925)	—	(107,292)
Capitalization of interest	—	1,166	2,767	—	—	—	—	—	—	3,933
Capitalization of advances	—	694	—	—	—	—	—	—	—	694
ESS received pursuant to a recapture agreement with PFSI	—	—	442	—	—	—	—	—	—	442
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	20,396	152,986	173,382
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,678	—	—	—	—	—	—	—	2,678
Other factors	857	(8,129)	(3,604)	33,793	5,675	14,756	36	4,130	(183,467)	(135,953)
	857	(5,451)	(3,604)	33,793	5,675	14,756	36	4,130	(183,467)	(133,275)
Transfers:
Loans to REO	—	(3,253)	—	—	—	—	—	—	—	(3,253)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	19	—	—	—	—	—	—	—	—	19
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	56,804	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale	—	—	—	(41,986)	—	—	—	—	—	(41,986)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$13,614	$62,479	$124,033	$12,046	$15,581	$1,126,427	$1,636,997
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2019	$545	$(6,094)	$(3,604)	$13,614	$5,675	$(6,414)	$—	$4,130	$(183,467)	$(175,615)

(1)	For the purpose of this table IRLC assets and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Liabilities	Quarter ended June 30, 2019
(in thousands)
Interest-only security payable:
Balance, March 31, 2019	$32,564
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(6,208)
(6,208)
Balance, June 30, 2019	$26,356
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2019	$(6,208)

	Six months ended June 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strips	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$54,930	$115,863	$11,154	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	32,287	1,058	—	—	—	261,966	—	—	—	295,311
Repayments and sales	(21,032)	(4,925)	(17,430)	(28,105)	(32,132)	—	—	—	—	(103,624)
Capitalization of interest and fees	—	—	4,346	—	—	—	—	—	—	4,346
ESS received pursuant to a recapture agreement with PFSI	—	—	862	—	—	—	—	—	—	862
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(34,228)	451,949	417,721
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(509)	(1,263)	(15,158)	(88,200)	(147,657)	199,698	—	(266,478)	(798,049)	(1,117,616)
	(509)	(1,263)	(15,158)	(88,200)	(147,657)	199,698	—	(266,478)	(798,049)	(1,117,616)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	—	(388,862)	—	—	—	(388,862)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(61,375)	$(63,926)	$83,956	$5,275	$(191,193)	$1,189,605	$1,151,272
Changes in fair value recognized during the period relating to assets still held at June 30, 2020	$(656)	$(1,157)	$(15,158)	$(116,305)	$(178,408)	$83,956	$—	$(266,478)	$(798,049)	$(1,292,255)

(1)	For the purpose of this table, CRT strips, CRT derivatives, IRLCs, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	(10,728)
(10,728)
Balance, June 30, 2020	$14,981
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2020	$(10,728)

	Six months ended June 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT strip	CRT Agreement derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$—	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	7,079	1,077	—	—	—	14,321	9,297	—	—	31,774
Repayments and sales	(12,019)	(31,404)	(21,082)	—	(42,213)	—	(11,567)	(31,925)	—	(150,210)
Capitalization of interest	—	1,928	5,833	—	—	—	—	—	—	7,761
Capitalization of advances	—	1,151	—	—	—	—	—	—	—	1,151
ESS received pursuant to a recapture agreement with PFSI	—	—	950	—	—	—	—	—	—	950
Amounts received pursuant to sales of loans	—	—	—	—	—	—	—	39,996	284,854	324,850
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	845	(8,703)	(7,655)	5,675	42,259	59,324	(195)	26,320	(320,796)	(202,926)
	845	(4,966)	(7,655)	5,675	42,259	59,324	(195)	26,320	(320,796)	(199,189)
Transfers:
Loans to REO	—	(11,045)	—	—	—	—	—	—	—	(11,045)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	56,804	—	—	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale	—	—	—	—	—	(72,019)	—	—	—	(72,019)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$62,479	$124,033	$13,614	$12,046	$15,581	$1,126,427	$1,636,997
Changes in fair value recognized during the period relating to assets still held at June 30, 2019	$672	$(6,092)	$(7,655)	$5,675	$47	$13,614	$—	$26,320	$(320,796)	$(288,215)

(1)	For the purpose of this table IRLC assets and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Liabilities	Six months ended June 30, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—
Other factors	(9,655)
(9,655)
Balance, June 30, 2019	$26,356
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2019	$(9,655)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	June 30, 2020			December 31, 2019
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$2,173,967	$2,071,662	$102,305	$4,147,374	$4,010,444	$136,930
90 or more days delinquent:
Not in foreclosure	5,158	5,494	(336)	572	615	(43)
In foreclosure	837	1,003	(166)	479	566	(87)
	5,995	6,497	(502)	1,051	1,181	(130)
	$2,179,962	$2,078,159	$101,803	$4,148,425	$4,011,625	$136,800
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$214,854	$207,563	$7,291	$255,706	$251,425	$4,281
90 or more days delinquent:
Not in foreclosure	7,395	8,985	(1,590)	661	809	(148)
In foreclosure	—	—	—	—	—	—
	7,395	8,985	(1,590)	661	809	(148)
	222,249	216,548	5,701	256,367	252,234	4,133
Distressed loans:
Current through 89 days delinquent	2,212	4,269	(2,057)	3,179	6,202	(3,023)
90 or more days delinquent:
Not in foreclosure	3,253	12,473	(9,220)	4,897	13,154	(8,257)
In foreclosure	2,946	6,060	(3,114)	6,350	15,698	(9,348)
	6,199	18,533	(12,334)	11,247	28,852	(17,605)
	8,411	22,802	(14,391)	14,426	35,054	(20,628)
	$230,660	$239,350	$(8,690)	$270,793	$287,288	$(16,495)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2020
	Net gain (loss) on investments	Net loan servicing fees	Net gain on loans acquired for sale	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$17,064	$—	$—	$(11,859)	$5,205.00
Credit risk transfer strips	126,925	—	—	—	126,925
Loans acquired for sale at fair value	—	—	257,469	—	257,469
Loans at fair value	674	—	—	546	1,220
ESS at fair value	(636)	—	—	2,372	1,736
Firm commitment to purchase credit risk transfer securities at fair value	226,035	—	(7,579)	—	218,456
MSRs at fair value	—	(170,848)	—	—	(170,848)
	$370,062	$(170,848)	$249,890	$(8,941)	$440,163
Liabilities:
Interest-only security payable at fair value	$(847)	$—	$—	$—	$(847)
Asset-backed financing of a VIE at fair value	(162)	—	—	604	442
	$(1,009)	$—	$—	$604	$(405)

	Quarter ended June 30, 2019
	Net gain (loss) on investments	Net loan servicing fees	Net gain on loans acquired for sale	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$27,448	$—	$—	$(6,214)	$21,234
Credit risk transfer strips	5,675	—	—	—	5,675
Loans acquired for sale at fair value	—	—	54,790	—	54,790
Loans at fair value	(2,092)	—	—	1,367	(725)
ESS at fair value	(3,604)	—	—	2,767	(837)
Firm commitment to purchase credit risk transfer securities at fair value	4,130	—	20,396	—	24,526
MSRs at fair value	—	(183,467)	—	—	(183,467)
	$31,557	$(183,467)	$75,186	$(2,080)	$(78,804)
Liabilities:
Interest-only security payable	$6,208	$—	$—	$—	$6,208
Asset-backed financing of a VIE at fair value	(2,341)	—	—	(1,184)	(3,525)
	$3,867	$—	$—	$(1,184)	$2,683

	Six months ended June 30, 2020
	Net gain (loss) on investments	Net loan servicing fees	Net gain on loans acquired for sale	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$133,031	$—	$—	$(23,861)	$109,170
Credit risk transfer strips	(88,200)	—	—	—	(88,200)
Loans acquired for sale at fair value	—	—	405,027	—	405,027
Loans at fair value	(3,337)	—	—	839	(2,498)
ESS at fair value	(15,158)	—	—	4,346	(10,812)
Firm commitment to purchase credit risk transfer securities at fair value	(266,478)	—	(34,228)	—	(300,706)
MSRs at fair value	—	(798,049)	—	—	(798,049)
	$(240,142)	$(798,049)	$370,799	$(18,676)	$(686,068)
Liabilities:
Interest-only security payable at fair value	$10,728	$—	$—	$—	$10,728
Asset-backed financing of a VIE at fair value	1,766	—	—	(3,095)	(1,329)
	$12,494	$—	$—	$(3,095)	$9,399

	Six months ended June 30, 2019
	Net gain (loss) on investments	Net loan servicing fees	Net gain on loans acquired for sale	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$64,370	$—	$—	$(10,770)	$53,600
Credit risk transfer strips	5,675	—	—	—	5,675
Loans acquired for sale at fair value	—	—	92,593	—	92,593
Loans at fair value	1,978	—	—	2,279	4,257
ESS at fair value	(7,655)	—	—	5,833	(1,822)
Firm commitment to purchase credit risk transfer securities at fair value	26,320	—	39,996	—	66,316
MSRs at fair value	—	(320,796)	—	—	(320,796)
	$90,688	$(320,796)	$132,589	$(2,658)	$(100,177)
Liabilities:
Interest-only security payable at fair value	$9,655	$—	$—	$—	$9,655
Asset-backed financing of a VIE at fair value	(5,198)	—	—	(2,055)	(7,253)
	$4,457	$—	$—	$(2,055)	$2,402

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2020	$—	$—	$13,643	$13,643
December 31, 2019	$—	$—	$24,115	$24,115

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Real estate asset acquired in settlement of loans	$(47)	$1,831	$(1,195)	$(607)

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

Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	June 30, 2020		December 31, 2019
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$1,810,845	$1,635,072	$1,696,295	$1,705,544
Exchangeable senior notes	$195,333	$199,202	$443,506	$462,117

The fair value of the Notes payable secured by credit risk transfer and mortgage servicing rights and Exchangeable senior notes were based on non-affiliate broker indications of fair value for the dates presented.

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

The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, risk, and investment officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Following are the key inputs used in determining the fair value of ESS:

	June 30, 2020	December 31, 2019
Fair value (in thousands)	$151,206	$178,586
UPB of underlying loans (in thousands)	$18,197,844	$19,904,571
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3)
Range	9.5% – 17.9%	8.7% – 16.2%
Weighted average	12.1%	11.0%
Equivalent life (in years)
Range	2.4 - 6.7	2.7 - 7.2
Weighted average	5.7	6.1

(1)	Weighted-average inputs are based on UPB of the underlying loans.
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

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates derived from indications provided by the nonaffiliated brokers. The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach.

The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gain (loss) on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$—	$115,863
Liabilities	$63,926	$—
UPB of loans in reference pools	$19,955,958	$24,824,616
Key inputs (1)
Discount rate
Range	6.4% – 7.3%	4.7% – 5.3%
Weighted average	7.2%	5.2%
Voluntary prepayment speed (2)
Range	22.2% – 26.8%	16.4% – 18.5%
Weighted average	25.8%	17.9%
Involuntary prepayment speed (3)
Range	0.6% – 0.9%	0.2% – 0.3%
Weighted average	0.8%	0.3%
Remaining loss expectation (4)
Range	0.2% – 0.4%	0.1% – 0.1%
Weighted average	0.3%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2020	December 31, 2019
Fair value (in thousands) (1)	$83,956	$11,154
Key inputs (2)
Pull-through rate
Range	48.3% – 100%	64.6% – 100%
Weighted average	82.9%	93.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.1 – 5.2	2.1 – 5.8
Weighted average	3.6	4.7
Percentage of UPB
Range	0.3% – 1.7%	0.7% – 2.2%
Weighted average	1.0%	1.4%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at June 30, 2020 and December 31, 2019. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of operations.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain (loss) on investments, Net loan servicing fees, or Net gain on loans acquired for sale as applicable, in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value
CRT strips:
Assets	$—	$54,930
Liabilities	$61,375	$—
UPB of loans in the reference pools	$12,130,393	$17,119,501
Key inputs (1)
Discount rate	8.8%	6.3%
Voluntary prepayment speed (2)	33.6%	23.4%
Involuntary prepayment speed (3)	1.0%	0.2%
Remaining loss expectation (4)	0.4%	0.1%

(1)	Weighted average inputs are based on the fair value amounts of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate, and the voluntary and involuntary prepayment speeds and remaining loss expectations of the loans in the reference pools. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value are recorded in Net gain (loss) on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value:
Assets	$—	$109,513
Liabilities	$191,193	$—
UPB of loans in the reference pools	$48,446,109	$38,738,396
Key inputs (1)
Discount rate	9.3%	6.5%
Voluntary prepayment speed (2)	19.6%	14.3%
Involuntary prepayment speed (3)	0.5%	0.1%
Remaining loss expectation (4)	0.3%	0.1%

(1)	Weighted average inputs are based on the fair value amounts of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either a broker’s price opinion, a full appraisal, or the price given in a pending contract of sale.

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee based on the remaining outstanding principal balances of the loans subject to the servicing agreements. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increase, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$203,127	$152,986	$451,949	$284,854
UPB of underlying loans	$19,458,673	$11,086,509	$38,799,943	$20,331,686
Weighted average annual servicing fee rate (in basis points)	28	31	29	32
Key inputs (1)
Pricing spread (2)
Range	8.1% – 11.3%	5.9% – 9.9%	6.7% – 11.3%	5.8% – 9.9%
Weighted average	8.2%	5.9%	7.5%	5.9%
Prepayment speed (3)
Range	9.0% – 19.4%	9.0% – 20.1%	9.0% – 20.9%	8.7% – 22.8%
Weighted average	9.9%	12.0%	11.1%	12.1%
Equivalent average life (in years)
Range	3.7 – 8.0	3.6 – 6.7	3.6 – 8.0	3.6 – 6.9
Weighted average	7.4	6.6	6.9	6.6
Annual per-loan cost of servicing
Range	$79 – $79	$78 – $78	$78 – $79	$78 – $78
Weighted average	$79	$78	$78	$78

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2020	December 31, 2019
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$1,189,605	$1,535,705
UPB of underlying loans	$145,314,863	$131,024,381
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	4.0%	4.2%
Key inputs (1):
Pricing spread (2)
Range	8.0% – 11.1%	6.8% – 9.9%
Weighted average	8.0%	6.8%
Effect on fair value of:
5% adverse change	$(18,746)	$(20,666)
10% adverse change	$(36,885)	$(40,783)
20% adverse change	$(71,445)	$(79,453)
Prepayment speed (3)
Range	15.5% – 30.6%	10.2% – 22.0%
Weighted average	17.2%	12.1%
Equivalent average life (in years)
Range	2.4 – 5.1	2.4 – 6.5
Weighted average	4.9	6.3
Effect on fair value of:
5% adverse change	$(43,376)	$(35,768)
10% adverse change	$(84,491)	$(69,973)
20% adverse change	$(160,521)	$(134,068)
Annual per-loan cost of servicing
Range	$80 – $108	$77 – $78
Weighted average	$80	$78
Effect on fair value of:
5% adverse change	$(8,721)	$(9,964)
10% adverse change	$(17,442)	$(19,928)
20% adverse change	$(34,883)	$(39,856)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$3,947,420	$2,589,106	$2,839,633	$2,610,422
Purchases	—	81,202	1,615,486	81,202
Sales	(1,112,761)	—	(1,601,490)	—
Repayments	(226,878)	(91,186)	(349,813)	(144,868)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(11,859)	(6,213)	(23,861)	(10,769)
Valuation adjustments	17,064	27,448	133,031	64,370
	5,205	21,235	109,170	53,601
Balance at end of period	$2,612,986	$2,600,357	$2,612,986	$2,600,357

Following is a summary of the Company’s investment in MBS:

	June 30, 2020				December 31, 2019
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$1,142,570	$18,557	$42,200	$1,203,327	$1,946,203	$29,657	$33,233	$2,009,093
Freddie Mac	1,336,394	22,714	50,551	1,409,659	809,595	11,083	9,862	830,540
	$2,478,964	$41,271	$92,751	$2,612,986	$2,755,798	$40,740	$43,095	$2,839,633

(1)

All MBS are fixed-rate pass-through securities with maturities of more than ten years. $2.1billion and $2.8 billion are pledged to secure Assets sold under agreements to repurchase, respectively at June 30, 2020 and December 31, 2019.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2020	December 31, 2019
	(in thousands)
Agency-eligible	$2,013,685	$3,626,038
Held for sale to PLS — Government insured or guaranteed	132,105	490,383
Jumbo	4,859	13,437
Commercial real estate	1,031	1,015
Home equity lines of credit	6,257	4,632
Repurchased pursuant to representations and warranties	22,025	12,920
	$2,179,962	$4,148,425

Loans pledged to secure:
Assets sold under agreements to repurchase	$2,038,716	$4,070,134
Mortgage loan participation purchase and sale agreeements	96,901	—
	$2,135,617	$4,070,134

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

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of fixed interest rate jumbo loans held in a VIE securing an asset-backed financing and distressed loans that were not acquired for sale and may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	June 30, 2020	December 31, 2019
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$222,249	$256,367
Distressed loans	8,411	14,426
	$230,660	$270,793
Loans at fair value pledged to secure:
Asset-backed financing of a VIE at fair value	$222,249	$256,367
Assets sold under agreements to repurchase	4,165	12,390
	$226,414	$268,757

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2020	December 31, 2019
	(in thousands)
Derivative assets	$114,346	$147,388
Credit risk transfer strip assets	—	54,930
	$114,346	$202,318

Derivative liabilities	$78,826	$6,423
Credit risk transfer strip liabilities	61,375	—
	$140,201	$6,423

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•	The Company is exposed to losses if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of IRLCs and loans acquired for sale to decrease.
•	The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs to decrease and of MBS financing to increase.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Subject to master netting agreements─used for economic hedging purposes:
Call options on interest rate futures	600,000	$586	$—	2,662,500	$3,809	$—
Put options on interest rate futures	550,000	680	—	950,000	2,859	—
Forward purchase contracts	9,714,759	39,974	491	5,883,198	7,525	3,600
Forward sale contracts	14,851,973	644	63,390	9,297,179	637	15,644
MBS put options	10,650,000	7,374	2	4,000,000	1,625	—
Swap futures	3,325,000	4,283	—	2,075,000	4,347	—
Swaptions	1,875,000	—	—	2,700,000	—	—
Bond futures	324,500	—	—	114,500	—	—
Not subject to master netting arrangements:
CRT derivatives	19,955,958	—	63,926	24,824,616	115,863	—
Interest rate lock commitments	8,725,812	84,423	467	3,199,680	11,726	572
Repurchase agreement derivatives		5,275	—		5,275	—
Total derivative instruments before netting		143,239	128,276		153,666	19,816
Netting		(28,893)	(49,450)		(6,278)	(13,393)
		$114,346	$78,826		$147,388	$6,423
Margin deposits placed with derivatives counterparties, net		$20,558			$7,114
Derivative assets pledged to secure:
Assets sold under agreements to repurchase					$27,073
Notes payable					115,110
					$142,183

The following tables summarize the notional amount activity for derivative contracts used for economic hedging purposes:

	Notional amounts, quarter ended June 30, 2020
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Call options on interest rate futures	2,800,000	11,450,000	(13,650,000)	600,000
Put options on interest rate futures	7,425,000	15,875,000	(22,750,000)	550,000
Forward purchase contracts	11,876,671	96,763,338	(98,925,250)	9,714,759
Forward sales contracts	10,244,926	122,986,931	(118,379,884)	14,851,973
MBS put options	8,550,000	24,800,000	(22,700,000)	10,650,000
Swap futures	2,500,000	6,325,000	(5,500,000)	3,325,000
Swaptions	3,700,000	7,375,000	(9,200,000)	1,875,000
Bond futures	235,500	5,420,200	(5,331,200)	324,500

	Notional amounts, quarter ended June 30, 2019
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Call options on interest rate futures	1,475,000	5,868,500	(4,930,000)	2,413,500
Put options on interest rate futures	950,000	3,623,700	(2,462,500)	2,111,200
Forward purchase contracts	5,126,069	54,810,404	(47,078,117)	12,858,356
Forward sales contracts	4,941,484	65,485,012	(61,324,872)	9,101,624
MBS put options	4,150,000	14,900,000	(10,000,000)	9,050,000
MBS call options	3,100,000	5,450,000	(6,200,000)	2,350,000
Swap futures	150,000	250,000	—	400,000
Bond futures	165,000	5,258,100	(4,503,100)	920,000

	Notional amounts, six months ended June 30, 2020
	Beginning		Dispositions/	End
Instrument	of period	Additions	expirations	of period
	(in thousands)
Call options on interest rate futures	2,662,500	30,742,500	(32,805,000)	600,000
Put options on interest rate futures	950,000	30,900,000	(31,300,000)	550,000
Forward purchase contracts	5,883,198	186,402,272	(182,570,711)	9,714,759
Forward sales contracts	9,297,179	231,390,595	(225,835,801)	14,851,973
MBS put options	4,000,000	39,050,000	(32,400,000)	10,650,000
Swap futures	2,075,000	11,250,000	(10,000,000)	3,325,000
Swaptions	2,700,000	16,775,000	(17,600,000)	1,875,000
Bond futures	114,500	10,353,000	(10,143,000)	324,500

	Notional amounts, six months ended June 30, 2019
	Beginning		Dispositions/	End
Instrument	of period	Additions	expirations	of period
	(in thousands)
Call options on interest rate futures	512,500	9,406,000	(7,505,000)	2,413,500
Put options on interest rate futures	1,102,500	8,976,200	(7,967,500)	2,111,200
Forward purchase contracts	3,072,223	88,230,336	(78,444,203)	12,858,356
Forward sales contracts	4,595,241	107,823,658	(103,317,275)	9,101,624
MBS put options	2,550,000	24,500,000	(18,000,000)	9,050,000
MBS call options	500,000	10,850,000	(9,000,000)	2,350,000
Swap futures	—	400,000	—	400,000
Bond futures	815,000	7,960,500	(7,855,500)	920,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of June 30, 2020 and December 31, 2019, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	June 30, 2020			December 31, 2019
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures	$586	$—	$586	$3,809	$—	$3,809
Put options on interest rate futures	680	—	680	2,859	—	2,859
Forward purchase contracts	39,974	—	39,974	7,525	—	7,525
Forward sale contracts	644	—	644	637	—	637
MBS put options	7,374	—	7,374	1,625	—	1,625
Swap futures	4,283	—	4,283	4,347	—	4,347
Netting	—	(28,893)	(28,893)	—	(6,278)	(6,278)
	53,541	(28,893)	24,648	20,802	(6,278)	14,524
Not subject to master netting arrangements:
CRT derivatives	—	—	—	115,863	—	115,863
Interest rate lock commitments	84,423	—	84,423	11,726	—	11,726
Repurchase agreement derivatives	5,275	—	5,275	5,275	—	5,275
	89,698	—	89,698	132,864	—	132,864
	$143,239	$(28,893)	$114,346	$153,666	$(6,278)	$147,388

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$—	$—	$—	$—	$115,863	$—	$—	$115,863
Interest rate lock commitments	84,423	—	—	84,423	11,726	—	—	11,726
Bank of America, N.A.	7,306	—	—	7,306	2,489	—	—	2,489
J.P. Morgan Securities LLC	6,710	—	—	6,710	1,551	—	—	1,551
Deutsche Bank Securities LLC	5,275	—	—	5,275	5,398	—	—	5,398
PNC Capital Markets LLC	2,679	—	—	2,679	—	—	—	—
Mizuho Securities	2,299	—	—	2,299	—	—	—	—
Credit Suisse Securities (USA) LLC	2,053	—	—	2,053	—	—	—	—
RJ O’Brien & Associates, LLC	1,266	—	—	1,266	6,668	—	—	6,668
Other	2,335	—	—	2,335	3,693	—	—	3,693
	$114,346	$—	$—	$114,346	$147,388	$—	$—	$147,388

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2020			December 31, 2019
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$491	$—	$491	$3,600	$—	$3,600
Forward sales contracts	63,390	—	63,390	15,644	—	15,644
MBS put options	2	—	2	—	—	—
Netting	—	(49,450)	(49,450)	—	(13,393)	(13,393)
	63,883	(49,450)	14,433	19,244	(13,393)	5,851
Not subject to master netting arrangements
CRT derivatives	63,926	—	63,926	—	—	—
Interest rate lock commitments	467	—	467	572	—	572
	128,276	(49,450)	78,826	19,816	(13,393)	6,423
Assets sold under agreements to repurchase:
UPB	3,988,237	—	3,988,237	6,649,179	—	6,649,179
Unamortized debt issuance costs	(6,476)	—	(6,476)	(289)	—	(289)
	3,981,761	—	3,981,761	6,648,890	—	6,648,890
	$4,110,037	$(49,450)	$4,060,587	$6,668,706	$(13,393)	$6,655,313

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

	June 30, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
CRT derivatives	$63,926	$—	$—	$63,926	$—	$—	$—	$—
Interest rate lock commitments	467	—	—	467	572	—	—	572
Mizuho Securities	527,430	(527,430)	—	—	392,038	(391,627)	—	411
Citigroup Global Markets Inc.	518,789	(517,722)	—	1,067	412,999	(411,933)	—	1,066
Daiwa Capital Markets	481,950	(481,950)	—	—	906,439	(906,439)	—	—
Bank of America, N.A.	474,718	(474,718)	—	—	1,339,291	(1,339,291)	—	—
J.P. Morgan Securities LLC	446,740	(446,740)	—	—	1,736,829	(1,736,829)	—	—
Credit Suisse Securities (USA) LLC	365,228	(365,228)	—	—	720,411	(719,902)	—	509
Morgan Stanley & Co. LLC	364,412	(361,583)	—	2,829	656,728	(656,728)	—	—
RBC Capital Markets, L.P.	359,077	(359,077)	—	—	290,388	(290,388)	—	—
Amherst Pierpont Securities LLC	165,001	(164,099)	—	902	80,309	(80,309)	—	—
Barclays Capital Inc.	147,520	(146,658)	—	862	52	—	—	52
BNP Paribas	143,531	(143,032)	—	499	116,155	(115,733)	—	422
Wells Fargo Securities, LLC	6,770	—	—	6,770	—	—	—	—
Federal National Mortgage Association	593	—	—	593	1,996	—	—	1,996
Other	911	—	—	911	1,395	—	—	1,395
	$4,067,063	$(3,988,237)	$—	$78,826	$6,655,602	$(6,649,179)	$—	$6,423

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Statement of operations line	2020	2019	2020	2019
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale (1)	$4,572	$45,143	$72,803	$73,645
CRT derivatives	Net gain (loss) on investments	$136,085	$14,757	$(147,657)	$42,260
Repurchase agreement derivatives	Interest expense	$—	$36	$—	$(195)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(91,897)	$(44,244)	$(232,265)	$(78,589)
Mortgage servicing rights	Net loan servicing fees	$(50,650)	$55,536	$716,536	$96,671
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net gain (loss) on investments	$(16,739)	$37,181	$48,192	$44,561

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan are shown in the rollforward of IRLCs for the period in Note 7– Fair Value - Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips

Credit risk transfer strips contractually restricted from sale (1)	June 30, 2020	December 31, 2019
	(in thousands)
Assets
Through June 13, 2020	$—	$17,629
To maturity	—	37,301
	$—	$54,930

Liabilities
Through June 13, 2020	$2,788	$—
To maturity	58,587	—
	$61,375	$—

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$1,157,326	$1,156,908	$1,535,705	$1,162,369
MSRs resulting from loan sales	203,127	152,986	451,949	284,854
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(111,649)	(136,887)	(674,896)	(233,395)
Other changes in fair value (2)	(59,199)	(46,580)	(123,153)	(87,401)
	(170,848)	(183,467)	(798,049)	(320,796)
Balance at end of period	$1,189,605	$1,126,427	$1,189,605	$1,126,427

	June 30, 2020	December 31, 2019
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$1,176,766	$1,510,651

(1)	Primarily reflects changes in pricing spread (discount rate), prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Contractually-specified servicing fees	$101,823	$66,919	$196,292	$128,191
Ancillary and other fees:
Late charges	399	340	899	670
Other	11,488	6,068	18,179	8,946
	$113,710	$73,327	$215,370	$137,807

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$50,838	$72,175	$65,583	$85,681
Transfers:
From loans at fair value and advances	—	7,721	1,166	12,271
From real estate held for investment (1)	—	30,108	—	30,432
Results of REO:
Valuation adjustments, net	(68)	146	(1,571)	(3,415)
Gain on sale, net	2,924	1,929	4,459	4,010
	2,856	2,075	2,888	595
Sales	(10,135)	(14,271)	(26,078)	(31,171)
Balance at end of period	$43,559	$97,808	$43,559	$97,808

	June 30, 2020	December 31, 2019
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$25,057	$40,938

(1)	During the quarter ended June 30, 2019, the Company committed to liquidate its real estate held for investment and transferred its holdings to real estate acquired in settlement of loans.

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.24%	3.34%	1.85%	3.42%
Average balance	$4,755,992	$4,911,964	$5,529,446	$4,878,768
Total interest expense (2)	$17,071	$41,029	$54,822	$77,880
Maximum daily amount outstanding	$6,627,618	$6,225,700	$8,664,587	$6,414,651

(1)

Excludes the effect of amortization of net debt issuance costs of $2.4 million and $3.9 million, respectively, for the quarter and six months ended June 30, 2020 and net debt issuance premiums of $472,000 and $6.2 million for the quarter and six months ended June 30, 2019.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter and six months ended June 30, 2019 include recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter and six months ended June 30, 2019, the Company recognized $2.3 million and $9.8 million, respectively, in such incentives as a reduction of Interest expense. The master repurchase agreement expired on August 21, 2019.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,988,237	$6,649,179
Unamortized debt issuance costs, net	(6,476)	(289)
	$3,981,761	$6,648,890
Weighted average interest rate	1.24%	2.85%
Available borrowing capacity (1):
Committed	$541,728	$—
Uncommitted	2,751,015	2,278,264
	$3,292,743	$2,278,264
Margin deposits placed with counterparties included in Other assets	$36,288	$91,871
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,107,787	$2,839,633
Loans acquired for sale at fair value	$2,038,716	$4,070,134
Loans at fair value	$4,165	$12,390
CRT derivatives	$—	$27,073
Real estate acquired in settlement of loans	$25,057	$40,938
MSRs (2)	$1,176,766	$1,354,907
Deposits securing CRT arrangements	$—	$445,194

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2020	Unpaid principal balance
(in thousands)
Within 30 days	$2,030,980
Over 30 to 90 days	1,548,180
Over 90 days to 180 days	409,077
$3,988,237
Weighted average maturity (in months)	1.6

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2020:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Bank of America, N.A.	$14,008	August 7, 2020	March 11, 2021
Citibank, N.A.	$33,381	August 4, 2020	August 4, 2020
Morgan Stanley	$26,078	August 21, 2020	August 21, 2020
JPMorgan Chase & Co.	$6,979	August 20, 2020	October 9, 2020
Royal Bank of Canada	$24,905	August 31, 2020	August 31, 2020
Credit Suisse First Boston Mortgage Capital LLC	$23,267	September 22, 2020	April 23, 2021
BNP Paribas	$9,991	July 31, 2020	July 31, 2020

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$21,437	July 12, 2020
Daiwa Capital Markets America Inc.	$30,368	July 14, 2020
Mizuho Securities	$29,684	July 11, 2020
JPMorgan Chase & Co.	$19,098	July 11, 2020
Amherst Pierpont Securities LLC	$8,691	July 12, 2020
Barclays Capital Inc.	$4,861	July 15, 2020

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.57%	3.61%	2.17%	3.67%
Average balance	$39,048	$34,516	$40,174	$45,303
Total interest expense	$210	$348	$548	$922
Maximum daily amount outstanding	$96,570	$91,934	$96,570	$207,065

(1)

Excludes the effect of amortization of debt issuance costs of $57,000 and $113,000 for the quarter and six months ended June 30, 2020, respectively, and $33,000 and $87,000 for the quarter and six months ended June 30, 2019, respectively.

June 30, 2020
(dollars in thousands)
Carrying value:
Amount outstanding	$93,117
Unamortized debt issuance costs	—
$93,117
Weighted average interest rate	1.41%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$96,901

Note 16—Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

The Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST (the “Issuer Trust”), issued Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the Term Notes rank pari passu with each other and with the VFN issued by another one of the Company’s indirect subsidiaries, PMT ISSUER TRUST-FMSR (the “FMSR VFN”).

Following is a summary of the secured Term Notes issued:

				Maturity date (2)
Issuance date	Issued	Unpaid principal balance	Interest rate spread (1)	Stated	Optional extension
	(in thousands)		(Annual)
2020 1R Term Notes - February 14, 2020	$350,000	$274,075	2.35%	March 1, 2023	February 27, 2025
2019 3R Term Notes - October 16, 2019	$375,000	266,668	2.70%	October 27, 2022	October 29, 2024
2019 2R Term Notes - June 11, 2019	$638,000	591,737	2.75%	May 29, 2023	May 29, 2025
2019 1R Term Notes - March 29, 2019	$295,700	233,806	2.00%	March 27, 2022	March 29, 2024
		$1,366,286

(1)	Spread over 1-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the Term Notes under the conditions specified in respective agreements.

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

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The Freddie MSR note matures on October 21, 2020.

Following is a summary of financial information relating to the notes payable:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	3.07%	4.81%	3.58%	4.82%
Average balance	$1,934,476	$883,438	$1,897,344	$672,818
Total interest expense	$15,449	$11,194	$35,067	$17,017
Maximum daily amount outstanding	$1,973,252	$1,379,504	$2,032,665	$1,379,504

(1)

Excludes the effect of amortization of debt issuance costs of $620,000 and $1.2 million for the quarter and six months ended June 30, 2020, respectively, and $457,000 and $713,000 for the quarter and six months ended June 30, 2019, respectively.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,816,286	$1,702,262
Unamortized debt issuance costs	(5,441)	(5,967)
	$1,810,845	$1,696,295
Weighted average interest rate	3.34%	4.30%
Assets securing notes payable:
MSRs (1)	$1,176,766	$1,510,651
CRT Agreements:
Deposits securing CRT arrangements	$1,666,449	$1,524,590
Derivative assets	$—	$115,110

(1)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

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

On April 30, 2013, PMC issued in a private offering $250 million in principal amount of 5.375% exchangeable notes due May 1, 2020 (the “2020 Notes”, together with the 2024 Notes, the “Exchangeable Notes”). The 2020 Notes bore interest at a rate of 5.375% per year, payable semiannually. The Company repurchased and repaid the 2020 Notes during the quarter ended June 30, 2020 and recorded a gain on early extinguishment of debt relating to the repurchased notes totaling $1.7 million in Other income.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Average balance	$242,469	$250,000	$343,316	$250,000
Total interest expense	$4,343	$3,666	$11,609	$7,327

	June 30, 2020	December 31, 2019
	(in thousands)
Carrying value:
UPB	$210,000	$460,000
Unamortized debt issuance costs and conversion option	(14,667)	(16,494)
	$195,333	$443,506

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value described in Note 6— Variable Interest Entities-Jumbo loan financing:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Average balance	$222,578	$272,231	$231,672	$273,999
Total interest expense	$2,470	$3,557	$6,997	$6,825
Weighted average interest rate	3.36%	3.45%	3.38%	3.50%

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$212,170	$243,360
UPB	$206,649	$239,169
Weighted average interest rate	3.55%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$7,300	$7,688	$7,614	$7,514
Provision for losses:
Pursuant to loan sales	3,215	713	4,245	1,433
Reduction in liability due to change in estimate	(211)	(596)	(1,555)	(1,124)
Losses incurred, net	(79)	(77)	(79)	(95)
Balance, end of period	$10,225	$7,728	$10,225	$7,728
UPB of loans subject to representations and warranties at end of period	$135,538,011	$94,378,938

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2020
(in thousands)
Commitments to purchase loans acquired for sale	$8,725,812
Face amount of firm commitment to purchase credit risk transfer securities	$1,794,717

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
						Quarter		Six months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2020	2019	2020	2019
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares of beneficial interest having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

	Quarter ended June 30,		Six months ended June 30
	2020	2019	2020	2019
	(in thousands)
Number of common shares issued	—	2,068	241	2,289
Gross proceeds	$—	$44,823	$5,654	$49,408
Net proceeds	$—	$44,374	$5,597	$48,914

At June 30, 2020, the Company had approximately $74.4 million of common shares of beneficial interest available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended June 30,		Six months ended June 30		Cumulative
	2020	2019	2020	2019	total (1)
	(in thousands)
Common shares repurchased	566	—	1,349	—	16,080
Cost of common shares repurchased	$7,561	$—	$13,343	$—	$229,968

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2020.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company made no payments and $211,000 in payments for the quarter and six months ended June 30, 2020, respectively, and $75,000 and $219,000 for the quarter and six months ended June 30, 2019, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made no payments and $76,000 during the quarter and six months ended June 30, 2020, respectively, and $201,000 and $353,000 during the quarter and six months ended June 30, 2019, respectively.

Note 22— Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$17,064	$27,448	$133,031	$64,370
Loans at fair value:
Held in a VIE	795	3,359	(2,074)	6,944
Distressed	(121)	(5,451)	(1,263)	(4,966)
CRT arrangements	262,163	26,639	(225,129)	57,589
Firm commitment to purchase CRT securities	226,035	4,130	(266,478)	26,320
Asset-backed financing of a VIE at fair value	(162)	(2,341)	1,766	(5,198)
Hedging derivatives	(16,739)	37,181	48,192	44,561
	489,035	90,965	(311,955)	189,620
From PFSI—ESS	(101)	(3,211)	(14,242)	(6,773)
	$488,934	$87,754	$(326,197)	$182,847

Note 23— Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$21,842	$(94,441)	$(47,112)	$(196,162)
Hedging activities	(234,191)	(36,055)	(257,569)	(50,370)
	(212,349)	(130,496)	(304,681)	(246,532)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	(7,579)	20,396	(34,228)	39,996
Receipt of MSRs in mortgage loan sale transactions	203,127	152,986	451,949	284,854
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(3,215)	(713)	(4,245)	(1,433)
Reduction in liability due to change in estimate	211	596	1,555	1,124
	(3,004)	(117)	(2,690)	(309)
Change in fair value of loans and derivatives held at end of period:
IRLCs	4,572	3,157	72,803	1,626
Loans	31,829	(6,648)	(4,953)	(998)
Hedging derivatives	142,294	(8,189)	25,304	(28,219)
	178,695	(11,680)	93,154	(27,591)
	371,239	161,585	508,185	296,950
Total from nonaffiliates	158,890	31,089	203,504	50,418
From PFSI—cash gain	3,324	3,155	7,485	5,149
	$162,214	$34,244	$210,989	$55,567

Note 24—Net Interest (Expense) Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$892	$1,240	$2,519	$1,911
Mortgage-backed securities	9,883	17,458	25,451	36,910
Loans acquired for sale at fair value	16,081	25,910	47,604	46,349
Loans at fair value:
Held in a VIE	2,712	2,952	5,353	5,876
Distressed	233	1,446	292	2,693
Deposits securing CRT arrangements	507	7,830	6,606	14,605
Placement fees relating to custodial funds	8,116	12,009	20,514	20,275
Other	16	181	250	422
	38,440	69,026	108,589	129,041
From PFSI—ESS	2,372	2,767	4,346	5,833
	40,812	71,793	112,935	134,874
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	17,071	41,029	54,822	77,880
Mortgage loan participation purchase and sale agreements	210	348	548	922
Notes payable secured by credit risk transfer and mortgage servicing assets	15,449	11,194	35,067	17,017
Exchangeable Notes	4,343	3,666	11,609	7,327
Asset-backed financings of a VIE at fair value	2,470	3,557	6,997	6,825
Interest shortfall on repayments of loans serviced for Agency securitizations	19,804	3,605	29,243	5,877
Interest on loan impound deposits	909	805	1,820	1,299
	60,256	64,204	140,106	117,147
To PFSI—Assets sold under agreement to repurchase	792	1,692	2,010	3,488
	61,048	65,896	142,116	120,635
Net interest (expense) income	$(20,236)	$5,897	$(29,181)	$14,239

(1)

In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter and six months ended June 30, 2019, the Company recognized $2.3 million and $9.8 million, respectively, in such incentives as reductions of Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 25—Share-Based Compensation Plans

The Company has adopted an equity incentive plan that provides for the issuance of equity based awards based on PMT’s common shares of beneficial interest that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Grants:
Restricted share units	—	—	92	96
Performance share units	—	37	112	116
Total share units granted	—	37	204	212
Grant date fair value:
Restricted share units	$—	$—	$1,978	$1,978
Performance share units	—	749	2,428	2,380
Total grant date value of share units	$—	$749	$4,406	$4,358
Vestings:
Restricted share units	—	—	123	226
Performance share units (1)	—	—	143	141
Total share units vested	—	—	266	367
Compensation expense relating to share-based grants	$869	$1,415	$1,054	$3,032

(1)

The actual number of performance-based RSUs vested during the six months ended June 30, 2020 was 196,000 common shares, which is approximately 137% of the 143,000 originally granted performance-based RSUs, due to the Company exceeding the established performance targets.

	June 30, 2020
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	198	204
Grant date average fair value per unit	$20.50	$19.70

Note 26—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,585	$1,276	$3,125	$2,512
Bank service charges	466	575	1,007	1,143
Technology	331	352	760	725
Insurance	319	322	658	602
Other	992	1,647	1,863	2,656
	$3,693	$4,172	$7,413	$7,638

Note 27—Income Taxes

The Company’s effective tax rate was 0.7% and (11.8)% with consolidated pretax income of $468.1 million and pretax loss of $116.4 million for the quarter and six months ended June 30, 2020, respectively.  The Company’s taxable REIT subsidiary (“TRS”) recognized tax expense of $3.4 million on pretax income of $89.9 million and tax expense of $13.5 million on pretax income of $68.1 million for the quarter and six months ended June 30, 2020, respectively.  For the same periods in 2019, the TRS recognized tax benefit of $11.0 million on pretax loss of $42.4 million and tax benefit of $14.9 million on pretax loss of $59.8 million, respectively.  The Company’s reported consolidated pretax income for the quarter and six months ended June 30, 2019 was $33.4 million and $83.2 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended June 30, 2020. This objective evidence limits the ability to consider other subjective evidence, such as projections for future growth. On the basis of this evaluation, as of June 30, 2020, a valuation allowance of $4.7 million has been recorded at the TRS to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The valuation allowance was reduced from the $27 million valuation allowance recorded at March 31, 2020 as the result of positive GAAP income at the TRS for the quarter ended June 30, 2020.  The amount of the deferred tax asset considered realizable could be adjusted further if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.

The recently enacted CARES Act provides for carry back of losses from 2018, 2019 and 2020.  However, TRS does not have taxable income from 2019 or prior years to which the losses could be carried back.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the 2020 Notes, by the weighted average common shares outstanding, assuming all dilutive securities were issued. During 2019, the Company issued the 2024 Notes. The 2024 Notes include a cash conversion option. The Company intends to cash settle the 2024 Notes. Therefore, the effect of conversion of the 2024 Notes is excluded from diluted earnings (loss) per share.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Net income (loss)	$464,620	$44,233	$(130,053)	$97,760
Dividends on preferred shares	(6,235)	(6,234)	(12,469)	(12,469)
Effect of participating securities—share-based compensation awards	(903)	(112)	(123)	(305)
Net income (loss) attributable to common shareholders	457,482	37,887	(142,645)	84,986
Interest on 2020 Notes, net of income taxes	715	2,713	—	5,422
Income attributable to participating securities	14	—	—	—
Diluted net income (loss) attributable to common shareholders	$458,211	$40,600	$(142,645)	$90,408
Weighted average basic shares outstanding	99,689	73,425	99,967	69,051
Dilutive securities:
Shares issuable under share-based compensation plan	198	—	—	—
Shares issuable pursuant to exchange of the 2020 Notes	1,705	8,467	—	8,467
Diluted weighted average number of shares outstanding	101,592	81,892	99,967	77,518
Basic earnings (loss) per share	$4.59	$0.52	$(1.43)	$1.23
Diluted earnings (loss) per share	$4.51	$0.50	$(1.43)	$1.17

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Shares issuable under share-based compensation plan	142	168	236	156
Shares issuable pursuant to exchange of the 2020 Notes	—	—	5,086	—

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$472,269	$16,665	$—	$—	$488,934
Net gain on loans acquired for sale	(7,573)	—	169,787	—	162,214
Net loan servicing fees	—	(102,660)	—	—	(102,660)
Net interest income (expense):
Interest income	1,133	23,585	15,957	137	40,812
Interest expense	8,796	38,093	13,502	657	61,048
	(7,663)	(14,508)	2,455	(520)	(20,236)
Other	3,014	—	25,318	1,737	30,069
	460,047	(100,503)	197,560	1,217	558,321
Expenses:
Loan fulfillment and servicing fees payable to PFSI	240	15,294	52,814	—	68,348
Management fees	—	—	—	8,288	8,288
Other	1,014	1,691	5,168	5,749	13,622
	1,254	16,985	57,982	14,037	90,258
Pretax income (loss)	$458,793	$(117,488)	$139,578	$(12,820)	$468,063
Total assets at quarter end	$1,743,620	$4,307,113	$2,412,751	$620,235	$9,083,719

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$25,382	$62,372	$—	$—	$87,754
Net gain on loans acquired for sale (1)	11,447	—	22,797	—	34,244
Net loan servicing fees	—	(53,589)	—	—	(53,589)
Net interest income (expense):
Interest income	9,644	35,864	25,838	447	71,793
Interest expense	13,989	35,014	16,893	—	65,896
	(4,345)	850	8,945	447	5,897
Other	3,307	—	17,652	1,136	22,095
	35,791	9,633	49,394	1,583	96,401
Expenses:
Loan fulfillment and servicing fees payable to PFSI	617	10,951	29,590	—	41,158
Management fees	—	—	—	8,832	8,832
Other	2,159	582	3,638	6,662	13,041
	2,776	11,533	33,228	15,494	63,031
Pretax income (loss)	$33,015	$(1,900)	$16,166	$(13,911)	$33,370
Total assets at quarter end	$2,470,112	$4,296,899	$2,542,135	$156,643	$9,465,789

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $9.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the six months ended June 30, 2019.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (loss) gain on investments	$(446,841)	$120,644	$—	$—	$(326,197)
Net gain on loans acquired for sale (1)	(39,880)	—	250,869	—	210,989
Net loan servicing fees	—	141,912	—	—	141,912
Net interest income (expense):
Interest income	7,689	56,827	47,364	1,055	112,935
Interest expense	23,362	79,701	37,811	1,242	142,116
	(15,673)	(22,874)	9,553	(187)	(29,181)
Other	3,180	—	49,305	1,796	54,281
	(499,214)	239,682	309,727	1,609	51,804
Expenses:
Loan fulfillment and servicing fees payable to PFSI	541	29,514	94,754	—	124,809
Management fees	—	—	—	17,343	17,343
Other	1,926	2,873	10,088	11,127	26,014
	2,467	32,387	104,842	28,470	168,166
Pretax (loss) income	$(501,681)	$207,295	$204,885	$(26,861)	$(116,362)
Total assets at period end	$1,743,620	$4,307,113	$2,412,751	$620,235	$9,083,719

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $5.7 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the six months ended June 30, 2020.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on investments	$79,189	$103,658	$—	$—	$182,847
Net gain on loans acquired for sale (1)	22,544	—	33,023	—	55,567
Net loan servicing fees	—	(84,669)	—	—	(84,669)
Net interest income (expense):
Interest income	17,900	69,942	46,154	878	134,874
Interest expense	26,012	68,068	26,555	—	120,635
	(8,112)	1,874	19,599	878	14,239
Other	3,277	—	30,616	1,142	35,035
	96,898	20,863	83,238	2,020	203,019
Expenses:
Loan fulfillment and servicing fees payable to PFSI	1,081	21,057	57,164	—	79,302
Management fees	—	—	—	16,080	16,080
Other	4,430	901	6,287	12,782	24,400
	5,511	21,958	63,451	28,862	119,782
Pretax income (loss)	$91,387	$(1,095)	$19,787	$(26,842)	$83,237
Total assets at period end	$2,470,112	$4,296,899	$2,542,135	$156,643	$9,465,789

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $18.0 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the six months ended June 30, 2019.

Note 30—Supplemental Cash Flow Information

	Six months ended June 30,
	2020	2019
	(in thousands)
Payments:
Income taxes, net	$60	$130
Interest	$168,941	$122,937
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$1,166	$12,271
Transfer from real estate held for investment to real estate acquired in settlement of loans	$—	$30,432
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$451,949	$284,854
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$862	$950
Capitalization of servicing advances pursuant to mortgage loan modifications	$—	$1,151
Transfer of firm commitment to purchase CRT securities to investment securities	$—	$56,804
Non-cash financing activities:
Dividends declared, not paid	$39,789	$37,053

Note 31—Regulatory Capital and Liquidity Requirements

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

•	A tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others;
•	A tangible net worth/total assets ratio greater than or equal to 6%; and
•	A liquidity requirement of:
o

Before June 30, 2020, equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 600 basis points

o

Effective June 30, 2020, equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in forbearance but were current at the time they entered forbearance.

On January 31, 2020, FHFA proposed changes to the eligibility requirements, which would increase the tangible net worth requirement to $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced, and increase the liquidity requirement to 4 basis points of the aggregate UPB serviced for Fannie Mae and Freddie Mac and 10 basis points of the UPB serviced for Ginnie Mae plus 300 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 400 basis points. On June 15, 2020, FHFA announced that it will be re-proposing changes to these requirements.

The Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2020	$1,031,803	$371,719	20%	6%	$202,042	$50,092
December 31, 2019	$627,144	$341,009	8%	6%	$128,806	$44,970

(1)	Calculated in accordance with the Agencies’ requirements.

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

During the six months ended June 30, 2020, we purchased newly originated prime credit quality residential loans with fair values totaling $64.2 billion, as compared to $39.9 billion during the six months ended June 30, 2019, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We received a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the periods ended June 30, 2020, we received sourcing fees totaling $3.3 million and $7.5 million, relating to $11.1 billion and $25.0 billion in UPB of loans that we sold to PLS, for the quarter and six months ended June 30, 2020, respectively, as compared to $3.2 million and $5.1 million in sourcing fees relating to $10.5 billion and $17.2 billion in UPB of loans that we sold to PLS during the same periods ended June 30, 2019, respectively.

Credit Sensitive Investments

CRT Arrangements

The Federal Housing Finance Agency (“FHFA”) has instructed the GSEs to gradually wind down new lender risk share transactions such as CRT investments by the end of 2020. During the six months ended June 30, 2020, we made commitments to purchase CRT securities with a face amount of $292.5 million under an existing agreement. During the six months ended June 30, 2020, we recognized investment loss of $300.7 million relating to our holdings of CRT securities and loss of $266.5 million related to our firm commitments to purchase the CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, and firm commitment to purchase CRT securities) totaling $1.5 billion at June 30, 2020.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the six months ended June 30, 2020, we received $451.9 million of MSRs as proceeds from sales of loans acquired for sale. We held $1.2 billion of MSRs at fair value at June 30, 2020.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.6 billion of MBS and sold $1.6 billion of MBS during the six months ended June 30, 2020. We held MBS with fair values totaling $2.6 billion at June 30, 2020. The purchases and sales during the period reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $862,000 during the six months ended June 30, 2020 pursuant to a spread acquisition agreement with PLS. We held ESS with a fair value totaling $151.2 million at June 30, 2020.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$20,172,571	$11,326,837	$39,890,722	$20,802,011
To PennyMac Financial Services, Inc.	11,603,280	10,997,581	26,112,489	17,956,971
	$31,775,851	$22,324,418	$66,003,211	$38,758,982
Net gain on loans acquired for sale	$162,214	$34,244	$210,989	$55,567
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$203,127	$152,986	$451,949	$284,854
Investments in CRT arrangements:

Deposits securing CRT arrangements	—	933,370	—	933,370
Recognition of firm commitment to purchase CRT securities (1)	(7,579)	20,396	(34,228)	39,996
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	(262,176)	(562,710)	292,514	(280,793)
Total investments in CRT arrangements	(269,755)	391,056	258,286	692,573
Total investments resulting from correspondent activities	$(66,628)	$544,042	$710,235	$977,427

(1)	Initial recognition of firm commitment upon sale of loans.

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

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$17,064	$27,448	$133,031	$64,370
Loans:
Held in a variable interest entity	795	3,359	(2,074)	6,944
Distressed	(320)	(6,102)	(208)	(5,179)
ESS	(101)	(3,211)	(14,242)	(6,773)
CRT arrangements	236,105	(739)	(294,713)	5,721
Firm commitment to purchase CRT securities	226,035	4,130	(266,478)	26,320
Interest-only security payable at fair value	(847)	6,208	10,728	9,655
Asset-backed financing of a VIE	(162)	(2,341)	1,766	(5,198)
	478,569	28,752	(432,190)	95,860
Net gain on loans acquired for sale (1)	371,239	161,585	508,185	296,950
Net loan servicing fees—MSR valuation adjustments	(170,848)	(183,467)	(798,049)	(320,796)
Net interest income—Capitalization of interest pursuant to loan modifications	—	1,166	—	1,928
	$678,960	$8,036	$(722,054)	$73,942
Net investment income	$558,321	$96,401	$51,804	$203,019
Non-cash items as a percentage of net investment income	122%	8%	(1394%)	36%

(1)

Amount represents MSRs received, fair value of firm commitment to purchase CRT securities recognized, representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at period end.

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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on related deposits.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$558,321	$96,401	$51,804	$203,019
Expenses	90,258	63,031	168,166	119,782
Pretax income (loss)	468,063	33,370	(116,362)	83,237
Provision for (benefit from) income taxes	3,443	(10,863)	13,691	(14,523)
Net income (loss)	464,620	44,233	(130,053)	97,760
Dividends on preferred shares	6,235	6,234	12,469	12,469
Net income (loss) attributable to common shareholders	$458,385	$37,999	$(142,522)	$85,291
Pretax income (loss) by segment:
Credit sensitive strategies	$458,793	$33,015	$(501,681)	$91,387
Interest rate sensitive strategies	(117,488)	(1,900)	207,295	(1,095)
Correspondent production	139,578	16,166	204,885	19,787
Corporate	(12,820)	(13,911)	(26,861)	(26,842)
	$468,063	$33,370	$(116,362)	$83,237
Annualized return on average common shareholder's equity	103.0%	9.8%	(15.2)%	11.7%
Earnings (loss) per common share:
Basic	$4.59	$0.52	$(1.43)	$1.23
Diluted	$4.51	$0.50	$(1.43)	$1.17
Dividends per common share	$0.40	$0.47	$0.65	$0.94

	June 30, 2020	December 31, 2019
Total assets	$9,083,719	$11,771,351
Book value per common share	$19.39	$21.37
Closing price per common share	$17.46	$22.29

During the six months ended June 30, 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have triggered an economic recession in the United States.

The national unemployment rate has increased to 11.0% as of June 30, 2020. This sudden and significant increase in unemployment has created financial hardships for many existing borrowers. As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as property tax and insurance costs to protect investor’s interest in the properties collateralizing the loans. As of June 30, 2020, 6% of the loans in our MSR portfolio were in COVID-19 forbearance plans and delinquent.

The emergence of the Pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. During the six months ended June 30, 2020, we recognized $491.6 million in fair value losses on our CRT arrangements and $39.9 million of losses on the initial recognition of firm commitments to purchase CRT securities in our credit sensitive strategies segment. We believe these fair value losses reflect expectations of both future credit losses to be incurred as well as the uncertainty surrounding such expectations. While the credit markets have recovered somewhat since the beginning of the Pandemic the recovery has not been complete as uncertainty about future mortgage loan credit performance persists.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $3.0 trillion for 2020 and $2.3 trillion for 2021. However, the uncertainties and strains on many mortgage lenders introduced by the Pandemic and resulting disruptions in the financial markets have caused some market participants to scale back or exit mortgage loan production activities which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, has allowed us to realize higher gain-on sale margins in our correspondent production activities. In subsequent quarters, we expect gain-on-sale margins in our correspondent production activities to return to historically normal levels due to heightened competition.

We expect the Pandemic to have a negative effect on the future earnings of our interest rate sensitive strategies segment by reducing the income collected from our servicing portfolio, reducing the amount of placement fees we earn on custodial deposits related to the loans in our servicing portfolio, and increasing servicing expenses due to increasing delinquencies. Increasing delinquencies or declining economic conditions may also continue to have a negative effect on the fair value of our MSRs which may not be offset by our hedging activities, which typically seek to mitigate changes in fair value due to changes in interest rates. We expect these negative effects to be partially offset by increases in servicing fees arising from growth in our loan servicing portfolio.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this ongoing situation on our future prospects are difficult to anticipate. For further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II. Item 1A.

Our net income during the quarter ended June 30, 2020 increased by $420.4 million as compared to the quarter ended June 30, 2019, reflecting the partial recovery in fair value of our credit sensitive assets supplemented by record gains on sale of loans in our correspondent production activities.

The increase in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the effect of the market conditions on our investments in CRT arrangements; we recognized a $457.4 million increase in net gains on our CRT arrangements for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019.

•

Our interest rate sensitive strategies segment was negatively affected by a decrease in net servicing fees of $49.1 million caused by fair value adjustments to our investment in MSRs and a $15.4 million decrease in net interest income.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the quarter ended June 30, 2020, compounded by mortgage industry capacity constraints resulting in a $123.4 million increase in our pretax income for the quarter ended June 30, 2020, as compared to the same period in 2019.

Our results of operations decreased by $227.8 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, reflecting the effect of the Pandemic on the fair value of our CRT-related investments, partially offset by gains in our correspondent production and interest rate sensitive strategies segments.

The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of the market conditions on our investments in CRT arrangements; we recognized a $575.5 million reduction in the fair value of our CRT arrangements and initial recognition of firm commitment to purchase CRT securities.

•

Our interest rate sensitive strategies segment was positively affected by the decrease in interest rates. We recognized a $226.6 million increase in net servicing fees caused by our strong hedging results compounded by growth in servicing fees due to growth in our servicing portfolio and a $68.7 million increase in valuation gains on our investment in MBS as compared to the same period in 2019.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the six months ended June 30, 2020, compounded by existing mortgage industry capacity constraints, resulting in a $185.1 million increase in pretax income as compared to the same period in 2019.

•

Our provision for income taxes reflects the establishment of valuation allowances relating to previously recognized deferred tax assets whose prospective realization has been affected by the prior period losses we incurred in our taxable REIT subsidiary.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net gain (loss) on investments	$488,934	$87,754	$(326,197)	$182,847
Net loan servicing fees	(102,660)	(53,589)	141,912	(84,669)
Net gain on loans acquired for sale	162,214	34,244	210,989	55,567
Net loan origination fees	25,208	17,630	49,136	30,568
Net interest (expense) income	(20,236)	5,897	(29,181)	14,239
Results of real estate acquired in settlement of loans	2,856	2,075	2,888	595
Other	2,005	2,390	2,257	3,872
	$558,321	$96,401	$51,804	$203,019

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$17,064	$27,448	$133,031	$64,370
Loans at fair value:
Held in a VIE	795	3,359	(2,074)	6,944
Distressed	(121)	(5,451)	(1,263)	(4,966)
CRT arrangements	262,163	26,639	(225,129)	57,589
Firm commitment to purchase CRT securities	226,035	4,130	(266,478)	26,320
Asset-backed financings of a VIE at fair value	(162)	(2,341)	1,766	(5,198)
Hedging derivatives	(16,739)	37,181	48,192	44,561
	489,035	90,965	(311,955)	189,620
From PFSI—ESS	(101)	(3,211)	(14,242)	(6,773)
	$488,934	$87,754	$(326,197)	$182,847

The increase in net gain on investments for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019, primarily reflects the effects of the partial recovery of the credit markets following the disruption of those markets during the quarter ended March 31, 2020 on the fair value of our CRT investments. The shift in net gain on investments to a net loss for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, reflects the effect of the disruption in the credit markets on our CRT investments including expectations for increased losses to be absorbed by those investments as a result of the Pandemic. These negative results were partially offset by increased fair value gains on our investments in MBS, which reflect the effect of decreasing interest rates during the period on the fair values of our MBS holdings.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2020 we recognized net valuation gains on MBS of $17.1 million and $133.0 million, respectively, as compared to $27.4 million and $64.4 million for the same periods in 2019, respectively. The gains we recorded during the quarter and six months ended June 30, 2020 reflect the influence of more significant decreases in interest rates during the periods as compared to the same periods in 2019, and the growth of our investment in MBS. Our average investment in MBS at fair value increased by $447.4 million and $699.4 million, or 17% and 27%, during the quarter and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

Loans at fair value – Held in a VIE

Loans at fair value held in a VIE incurred a gain of $795,000 and a loss of $2.1 million during the quarter and six months ended June 30, 2020, respectively, as compared to a gain of $3.4 million and $6.9 million during the quarter and six months ended June 30, 2019, respectively. The change from 2019 is attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the Pandemic discussed above. Unlike our investments in MBS which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates for the six months ended June 30, 2020.

Loans at Fair Value – Distressed

The net losses on our investment in distressed loans decreased by $5.3 million and $3.7 million for the quarter and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease reflects the substantial liquidation of our remaining investment in distressed loans. Our investment in distressed loans was $8.4 million as of June 30, 2020.

CRT Arrangements

The activity in and balances relating to our CRT arrangements and firm commitments to purchase CRT securities are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
UPB of loans sold	$1,795,130	$9,264,173	$16,478,185	$16,966,253

Investments:
Deposits securing CRT arrangements	$—	$933,370	$—	$933,370
Change in expected face amount of firm commitment to purchase CRT securities	(262,176)	(562,710)	292,514	(280,793)
	$(262,176)	$370,660	$292,514	$652,577
Investment income (loss):
Net gain (loss) on investments:
Derivative and CRT strips:
CRT strips
Realized	$13,355	$5,675	$28,105	$5,675
Valuation changes	113,570	—	(116,305)	—
	126,925	5,675	(88,200)	5,675
CRT derivatives
Realized	13,550	21,170	30,751	42,213
Valuation changes	122,535	(6,414)	(178,408)	46
	136,085	14,756	(147,657)	42,259
Interest-only security payable at fair value	(847)	6,208	10,728	9,655
	262,163	26,639	(225,129)	57,589
Firm commitments to purchase CRT securities	226,035	4,130	(266,478)	26,320
	488,198	30,769	(491,607)	83,909
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	(7,579)	20,396	(34,228)	39,996
Interest income — Deposits securing CRT arrangements	507	7,830	6,606	14,605
	$481,126	$58,995	$(519,229)	$138,510

Payments made to settle losses on credit risk transfer arrangements	$2,662	$881	$4,179	$1,776

	June 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets
CRT strips	$—	$54,930
CRT derivatives	—	115,863
	$—	$170,793
Derivative and credit risk transfer strip liabilities
CRT strips	$61,375	$—
CRT derivatives	63,926	—
	$125,301	$—

Firm commitment to purchase credit risk transfer securities at fair value	$(191,193)	$109,513
Deposits securing CRT arrangements	$1,666,449	$1,969,784
Interest-only security payable at fair value	$14,981	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,666,449	$1,969,784

Face amount of firm commitment to purchase CRT securities	$1,794,717	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$32,086,351	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$28,675,256	$41,355,622
30-89 days delinquent	$1,447,239	$463,331
90-180 days delinquent	$1,926,900	$106,234
180 or more days delinquent	$30,878	$8,802
Foreclosure	$6,078	$10,128
Bankruptcy	$66,209	$55,452

UPB of loans — firm commitment to purchase CRT securities	$48,446,109	$38,738,396
Collection status (UPB):
Delinquency (3)
Current	$44,873,703	$38,581,080
30-89 days delinquent	$1,739,832	$146,256
90-180 days delinquent	$1,822,548	$9,109
180 or more days delinquent	$7,327	$—
Foreclosure	$2,699	$1,951
Bankruptcy	$12,190	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $125.3 million in CRT strip and CRT derivative liabilities at June 30, 2020.
(2)

At June 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $1.1 billion in the 30-89 days delinquent category; $1.6 billion in 90-180 days delinquent category; and $1.7 million in the 180 or more days delinquent not in foreclosure category.

(3)

At June 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $1.4 billion in the 30-89 days delinquent category; $1.5 billion in the 90-180 days delinquent category; $1.9 million in the 180 days or more delinquent not in foreclosure category; and $1.5 million in bankruptcy.

As discussed above, the performance of our investments in CRT arrangements is attributable to the effects of the emergence of the Pandemic on perceptions of and prospects for the future performance of the loans in the reference pools that underlie the investments’ fair values as well as increased returns required for CRT investments in the marketplace.

The fair value estimates that the Company received from nonaffiliated brokers relating to its investments in scheduled loss CRT transactions as of June 30, 2020, appeared to reflect an assumption that not all delinquent loans subject to forbearance in these transactions will result in losses, either due to reduced delinquency from loss mitigation efforts before defaults are triggered or to the expectation that current contractual loss terms will be amended by the Agencies to exclude all or a portion of the losses that would otherwise be incurred by the securities due solely to the reference loans being in forbearance as a result of the Pandemic, as the Agencies have done during certain prior natural disasters. To the extent that these events do not occur, the fair value of such investments may be negatively impacted in future reporting periods.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $101,000 and $14.2 million for the quarter and six months ended June 30, 2020, respectively, as compared to fair value losses of $3.2 million and $6.8 million, respectively, for the quarter and six months ended June 30, 2019. The change in valuation results during 2020 as compared to 2019 resulted from increased prepayment expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows relating to the servicing of the loans underlying this investment on the discount rate used to develop the assets’ fair value.

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$101,823	$66,919	$196,292	$128,191
Other	11,887	6,408	19,078	9,616
Effect of changes of fair value of MSRs:
Realization of cashflows	(59,199)	(46,580)	(123,154)	(87,401)
Market changes	(111,649)	(136,887)	(674,895)	(233,395)
	(170,848)	(183,467)	(798,049)	(320,796)
Hedging results	(50,650)	55,536	716,536	96,671
	(221,498)	(127,931)	(81,513)	(224,125)
Net servicing fees from non-affiliates	(107,788)	(54,604)	133,857	(86,318)
From PFSI—MSR recapture income	5,128	1,015	8,055	1,649
Net loan servicing fees	$(102,660)	$(53,589)	$141,912	$(84,669)
Average servicing portfolio	$143,856,366	$102,476,058	$140,056,208	$99,205,766

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees decreased by $49.1 million during the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019, due primarily to the negative effect of heightened hedging costs during the quarter, reflecting the volatility in the interest rate markets caused by the Pandemic as well as a reduction in market-implied volatility over the quarter which reduced the fair value of our option-based hedges.

Net loan servicing fees increased by $226.6 million during the six months ended June 30, 2020 due primarily to improved hedging results in relation to the fair value losses we recognized on our MSRs during 2020 as compared to 2019, compounded by increased servicing fees due to the growth in our loan servicing portfolio during the period from June 30, 2019 to June 30, 2020.

The fair value of our investment in MSRs was affected by increased prepayment experience and expectations as a result of the decrease in interest rates during the quarter and six months ended June 30, 2020, as well as increased market discount rates and servicing costs, which reflect projected impacts and investor uncertainties surrounding the cash flows to be generated by this asset as the result of the emergence of the Pandemic.

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$21,842	$(94,441)	$(47,112)	$(196,162)
Hedging activities	(234,191)	(36,055)	(257,569)	(50,370)
	(212,349)	(130,496)	(304,681)	(246,532)
Non-cash gain:
Receipt of MSRs in loan sale transactions	203,127	152,986	451,949	284,854
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(3,215)	(713)	(4,245)	(1,433)
Reduction in liability due to change in estimate	211	596	1,555	1,124
	(3,004)	(117)	(2,690)	(309)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	(7,579)	20,396	(34,228)	39,996
Change in fair value during the period of financial instruments held at period end:
IRLCs	4,572	3,157	72,803	1,626
Loans	31,829	(6,648)	(4,953)	(998)
Hedging derivatives	142,294	(8,189)	25,304	(28,219)
	178,695	(11,680)	93,154	(27,591)
	371,239	161,585	508,185	296,950
Total from non—affiliates	158,890	31,089	203,504	50,418
From PFSI—cash gain	3,324	3,155	7,485	5,149
	$162,214	$34,244	$210,989	$55,567

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$24,804,113	$13,133,614	$49,913,197	$22,394,034
Acquisition of loans for sale:
To nonaffiliates	$20,321,497	$11,030,305	$37,161,332	$19,287,175
To PFSI	11,360,777	10,726,774	25,247,691	17,553,340
	$31,682,274	$21,757,079	$62,409,023	$36,840,515

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019, reflect both the effects of increasing demand in the mortgage market on our loan sales volume and of constraints in mortgage industry capacity on our gain on sale margins, partially offset by losses on the fair value of our commitment to invest in the credit risk assets created through our current loan sales. We included $7.6 million and $34.2 million in fair value losses related to our firm commitment to purchase CRT securities arising from loan sales during the quarter and six months ended June 30, 2020, respectively, as compared to gains of $20.4 million and $40.0 million during the quarter and six months ended June 30, 2019, respectively.

Non-cash elements of gain on sale of loans

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 123% and 213% of our gain on sale of loans at fair value for the quarter and six months ended June 30, 2020, respectively, as compared to 446% and 512% for the quarter and six months ended June 30, 2019, respectively. These estimates change as circumstances change and changes in these estimates are recognized in our results of operations in subsequent periods. How we measure and update our measurements of MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $3.2 million and $4.2 million for the quarter and six months ended June 30, 2020, respectively, and $713,000 and $1.4 million for the quarter and six months ended June 30, 2019, respectively. The increase in the provision relating to current loan sales reflects the increase on our loan sales volume as well as a change in the mix of sales toward transactions with higher expected loss rates.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$5,937	$6,544	$5,697	$7,075
New indemnifications	—	370	450	466
Less: Indemnified loans repaid or refinanced	—	1,158	210	1,785
Loans indemnified at end of period	$5,937	$5,756	$5,937	$5,756
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$—	$603	$603	$—
Repurchase activity (UPB):
Loans repurchased	$13,829	$2,277	$30,111	$5,966
Less:
Loans repurchased by correspondent sellers	10,499	955	16,652	3,433
Loans resold or repaid by borrowers	2,388	983	3,625	1,073
Net indemnified loans repurchased	$942	$339	$9,834	$1,460
Net losses charged to liability for representations and warranties	$79	$77	$79	$95
At end of period:
Loans subject to representations and warranties	$135,538,011	$94,378,938
Liability for representations and warranties	$10,225	$7,728

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $211,000 and $1.6 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2020, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The changes in fees during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019, reflects an increase in our purchases of loans with delivery fees.

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2020
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$892	$—	$892	$1,039,623	0.34%
Mortgage-backed securities	21,742	(11,859)	9,883	3,053,494	1.28%
Loans acquired for sale at fair value	16,081	—	16,081	2,047,202	3.11%
Loans at fair value:
Held by variable interest entity	2,166	546	2,712	231,973	4.63%
Distressed	233	—	233	8,919	10.33%
	2,399	546	2,945	240,892	4.84%
ESS from PFSI	2,372	—	2,372	154,745	6.06%
Deposits securing CRT arrangements	507	—	507	1,802,182	0.11%
	43,993	(11,313)	32,680	8,338,138	1.55%
Placement fees relating to custodial funds	8,116	—	8,116
Other	16	—	16
	52,125	(11,313)	40,812	$8,338,138	1.94%
Liabilities:
Assets sold under agreements to repurchase	$14,658	$2,413	$17,071	$4,755,992	1.42%
Mortgage loan participation purchase and sale Agreements	153	57	210	39,048	2.13%
Notes payable secured by credit risk transfer and mortgage servicing assets	14,829	620	15,449	1,934,476	3.16%
Exchangeable senior notes	3,534	809	4,343	242,469	7.09%
Asset-backed financings of a variable interest entity at fair value	1,866	604	2,470	222,578	4.39%
Assets sold to PFSI under agreement to repurchase	792	—	792	94,338	3.32%
	35,832	4,503	40,335	7,288,901	2.19%
Interest shortfall on repayments of loans serviced for Agency securitizations	19,804	—	19,804
Interest on loan impound deposits	909	—	909
	56,545	4,503	61,048	$7,288,901	3.31%
Net interest expense	$(4,420)	$(15,816)	$(20,236)
Net interest margin					-0.84%
Net interest spread					-1.38%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Quarter ended June 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,240	$—	$1,240	$157,975	3.11%
Mortgage-backed securities	23,672	(6,214)	17,458	2,606,132	2.65%
Loans acquired for sale at fair value	25,910	—	25,910	2,053,214	4.99%
Loans at fair value:
Held by variable interest entity	2,721	231	2,952	286,188	4.08%
Distressed	280	1,166	1,446	96,727	5.91%
	3,001	1,397	4,398	382,915	4.54%
ESS from PFSI	2,767	—	2,767	203,363	5.38%
Deposits securing CRT arrangements	7,830	—	7,830	1,490,265	2.08%
	64,420	(4,817)	59,603	6,893,864	3.42%
Placement fees relating to custodial funds	12,009	—	12,009
Other	181	—	181
	76,610	(4,817)	71,793	$6,893,864	4.12%
Liabilities:
Assets sold under agreements to repurchase (2)	41,527	(498)	41,029	$4,911,964	3.30%
Mortgage loan participation purchase and sale agreements	315	33	348	34,516	3.99%
Notes payable secured by credit risk transfer and mortgage servicing assets	10,737	457	11,194	883,438	5.01%
Exchangeable senior notes	3,359	307	3,666	250,000	5.80%
Asset-backed financings of a variable interest entity at fair value	2,373	1,184	3,557	272,231	5.17%
Assets sold to PFSI under agreement to repurchase	1,692	—	1,692	123,123	5.44%
	60,003	1,483	61,486	6,475,272	3.76%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,605	—	3,605
Interest on loan impound deposits	805	—	805
	64,413	1,483	65,896	$6,475,272	4.03%
Net interest income (expense)	$12,197	$(6,300)	$5,897
Net interest margin					0.24%
Net interest spread					0.09%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended June 30, 2019, we included $2.3 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	Six months ended June 30, 2020
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$2,519	$—	$2,519	$728,643	0.68%
Mortgage-backed securities	49,312	(23,861)	25,451	3,299,160	1.53%
Loans acquired for sale at fair value	47,604	—	47,604	2,631,047	3.58%
Loans at fair value:
Held by variable interest entity	4,514	839	5,353	242,866	4.36%
Distressed	292	—	292	10,084	5.73%
	4,806	839	5,645	252,950	4.41%
ESS from PFSI	4,346	—	4,346	164,115	5.24%
Deposits securing CRT arrangements	6,606	—	6,606	1,862,186	0.70%
	115,193	(23,022)	92,171	8,938,101	2.04%
Placement fees relating to custodial funds	20,514	—	20,514
Other	250	—	250
	135,957	(23,022)	112,935	$8,938,101	2.50%
Liabilities:
Assets sold under agreements to repurchase	$50,969	$3,853	$54,822	$5,529,446	1.96%
Mortgage loan participation purchase and sale agreements	435	113	548	40,174	2.70%
Notes payable secured by credit risk transfer and mortgage servicing assets	33,838	1,229	35,067	1,897,344	3.66%
Exchangeable senior notes	9,781	1,828	11,609	343,316	6.69%
Asset-backed financings of a variable interest entity at fair value	3,902	3,095	6,997	231,672	5.97%
Assets sold to PFSI under agreement to repurchase	2,010	—	2,010	99,701	4.04%
	100,935	10,118	111,053	8,141,653	2.70%
Interest shortfall on repayments of loans serviced for Agency securitizations	29,243	—	29,243
Interest on loan impound deposits	1,820	—	1,820
	131,998	10,118	142,116	$8,141,653	3.45%
Net interest income (expense)	$3,959	$(33,140)	$(29,181)
Net interest margin					-0.65%
Net interest spread					-0.95%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Six months ended June 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,911	$—	$1,911	$132,631	2.87%
Mortgage-backed securities	47,680	(10,770)	36,910	2,599,779	2.82%
Loans acquired for sale at fair value	46,349	—	46,349	1,845,847	4.99%
Loans at fair value:
Held by variable interest entity	5,525	351	5,876	287,965	4.06%
Distressed	906	1,787	2,693	105,818	5.06%
	6,431	2,138	8,569	393,783	4.33%
ESS from PFSI	5,833	—	5,833	205,380	5.65%
Deposits securing CRT arrangements	14,605	—	14,605	1,317,481	2.20%
	122,809	(8,632)	114,177	6,494,901	3.50%
Placement fees relating to custodial funds	20,275	—	20,275
Other	422	—	422
	143,506	(8,632)	134,874	$6,494,901	4.13%
Liabilities:
Assets sold under agreements to repurchase (2)	83,885	-6,005	77,880	$4,878,768	3.17%
Mortgage loan participation purchase and sale agreements	835	87	922	45,303	4.05%
Notes payable secured by credit risk transfer and mortgage servicing assets	16,304	713	17,017	672,818	5.03%
Exchangeable senior notes	6,719	608	7,327	250,000	5.83%
Asset-backed financings of a variable interest entity at fair value	4,820	2,005	6,825	273,999	4.95%
Assets sold to PFSI under agreement to repurchase	3,488	—	3,488	125,821	5.51%
	116,051	(2,592)	113,459	6,246,709	3.61%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,877	—	5,877
Interest on loan impound deposits	1,299	—	1,299
	123,227	(2,592)	120,635	$6,246,709	3.84%
Net interest income (expense)	$20,279	$(6,040)	$14,239
Net interest margin					0.44%
Net interest spread					0.29%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the six months ended June 30, 2019, we included $9.8 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2020			Six months ended June 30, 2020
	vs.			vs.
	Quarter ended June 30, 2019			Six months ended June 30, 2019
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Cash and short-term investments	$(3,858)	$3,510	$(348)	$(2,414)	$3,022	$608
Mortgage-backed securities	(14,685)	7,110	(7,575)	(19,824)	8,365	(11,459)
Loans acquired for sale at fair value	(9,753)	(76)	(9,829)	(15,352)	16,607	1,255
Loans at fair value:
Held by variable interest entity	825	(1,065)	(240)	427	(950)	(523)
Distressed	1,823	(3,036)	(1,213)	317	(2,718)	(2,401)
	2,648	(4,101)	(1,453)	744	(3,668)	(2,924)
ESS from PFSI	779	(1,174)	(395)	(395)	(1,092)	(1,487)
Deposits securing CRT arrangements	(11,365)	4,042	(7,323)	(12,539)	4,540	(7,999)
	(36,234)	9,311	(26,923)	(49,780)	27,774	(22,006)
Placement fees relating to custodial funds	—	(3,893)	(3,893)	—	239	239
Other	—	(165)	(165)	—	(172)	(172)
	(36,234)	5,253	(30,981)	(49,780)	27,841	(21,939)
Liabilities:
Assets sold under agreements to repurchase	(22,694)	(1,264)	(23,958)	(32,581)	9,523	(23,058)
Mortgage loan participation purchase and sale agreement	(250)	112	(138)	(279)	(95)	(374)
Notes payable secured by credit risk transfer and mortgage servicing assets	(11,621)	15,876	4,255	(5,775)	23,825	18,050
Exchangeable senior notes	985	(308)	677	1,212	3,070	4,282
Asset-backed financings of a variable interest entity at fair value	(492)	(595)	(1,087)	1,310	(1,138)	172
Assets sold to PFSI under agreement to repurchase	(562)	(338)	(900)	(845)	(633)	(1,478)
	(34,634)	13,483	(21,151)	(36,958)	34,552	(2,406)
Interest shortfall on repayments of loans serviced for Agency securitizations	—	16,199	16,199	—	23,366	23,366
Interest on loan impound deposits	—	104	104	—	521	521
	(34,634)	29,786	(4,848)	(36,958)	58,439	21,481
Net interest expense	$(1,600)	$(24,533)	$(26,133)	$(12,822)	$(30,598)	$(43,420)

The decrease in net interest income during the quarter and six months periods ended June 30, 2020, as compared to the same period in 2019 is due to an increase in interest shortfall on repayments of loans serviced for Agency securitizations resulting from the increased levels of prepayment activity in our MSR portfolio combined with a reduced net interest margin resulting from a shift in earning asset mix toward lower-yielding MBS and a shift in financing to longer-term debt to finance CRT arrangements and MSRs. Included in net interest income for the quarter and six months ended June 30, 2019 was $2.3 million and $9.8 million, respectively, of incentives we recognized relating to a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer characteristics. The master repurchase agreement expired on August 21, 2019.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2020, we recorded net gains of $2.9 million and $2.9 million, respectively, as compared to gains of $2.1 million and $595,000, respectively, for the same periods in 2019, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Proceeds from sales of REO	$10,135	$14,271	$26,078	$31,171
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(68)	146	(1,571)	(3,415)
Gain on sale, net	2,924	1,929	4,459	4,010
	$2,856	$2,075	$2,888	$595
Number of properties sold	48	74	133	154
Average carrying value of REO	$47,386	$83,299	$52,867	$82,374
At period end:
Carrying value	$43,559	$97,808
Number of properties	179	495

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$52,815	$29,590	$94,755	$57,164
Loan servicing fees	15,533	11,568	30,054	22,138
Management fees	8,288	8,832	17,343	16,080
Safekeeping	1,905	1,000	3,563	1,736
Loan origination	4,468	3,118	8,717	5,395
Professional services	1,492	1,733	2,988	3,060
Loan collection and liquidation	864	1,247	1,614	2,831
Compensation	1,200	1,771	1,719	3,740
Other	3,693	4,172	7,413	7,638
	$90,258	$63,031	$168,166	$119,782

Expenses increased $27.2 million, or 43%, and $48.4 million, or 40%, during the quarter and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased loan fulfillment fees attributable to increases in our production volume during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The fee is calculated as a percentage of the UPB of the loans purchased. Loan fulfillment fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Fulfillment fee expense	$52,815	$29,590	$94,755	$57,164
UPB of loans fulfilled by PLS	$18,899,695	$10,741,078	$35,052,238	$18,876,630
Average fulfillment fee rate (in basis points)	28	28	27	30

The increase in loan fulfillment fees of $23.2 million and $37.6 million, respectively, during the quarter and six months ended June 30, 2020 as compared to the same periods in 2019, is primarily due to an increase in the volume of loans fulfilled for us by PFSI.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$607	$385	$1,143	$624
Loans at fair value	188	617	488	1,080
MSRs	14,738	10,566	28,423	20,434
	$15,533	$11,568	$30,054	$22,138
Average investment in:
Loans acquired for sale at fair value	$2,047,202	$2,053,214	$2,631,047	$1,845,847
Loans at fair value:
Distressed	$8,919	$96,727	$10,084	$105,818
Held in a VIE	$231,973	$286,188	$242,866	$287,965
Average MSR portfolio UPB	$143,856,366	$102,476,058	$140,056,208	$99,205,766
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$5,128	$1,015	$8,055	$1,649

Loan servicing fees increased by $4.0 million and $7.9 million, respectively, during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Base	$8,288	$6,839	$17,343	$12,948
Performance incentive	—	1,993	—	3,132
	$8,288	$8,832	$17,343	$16,080
Average shareholders' equity amounts used to calculate base management fee expense	$2,242,460	$1,828,786	$2,354,600	$1,740,217

Management fees decreased by $544,000 and increased by $1.3 million during the quarter and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease for the quarter ended June 30, 2020 compared to the same period in 2019 is due to the offsetting effects of an increase in base management fees and the recognition of no performance incentive fees. The increase in the base management fee for the six months ended June 30, 2020 compared to the same period in 2019, is due to increases in our average shareholders’ equity as the result of common share issuances during 2019. We did not recognize performance incentive fees for the quarter or six-month periods ended June 30, 2020 due to the effect of the losses we incurred during the quarter ended March 31, 2020 on our rolling twelve-month profitability which is the basis for our quarterly performance incentive fee.

Loan origination

Loan origination expenses increased $1.4 million, or 43%, and $3.3 million, or 62%, respectively, during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019 reflecting the increases in our loan originations produced through our correspondent production activities.

Compensation

Compensation expense decreased $571,000 and $2.0 million, respectively, during the quarter and six months ended June 30, 2020, as compared to 2019, primarily due to decreased share-based compensation expense, reflecting a decrease in expected future vestings of equity awards as a result of our projected earnings performance not achieving the targets included in the outstanding performance-based awards.

Safekeeping

Safekeeping expense increased by $905,000 and $1.8 million, respectively, during the quarter and six months ended June 30, 2020, as compared to the same periods in 2019, as a result of our increase in correspondent acquisition volume.

Loan collection and liquidation

Loan collection and liquidation expenses decreased $383,000 and $1.2 million, respectively, during the quarter and six months ended June 30, 2020, as compared to the same period in 2019, due to decreased investment in our portfolio of nonperforming loans, reflecting the ongoing wind-down of this investment.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,585	$1,276	$3,125	$2,512
Bank service charges	466	575	1,007	1,143
Technology	331	352	760	725
Insurance	319	322	658	602
Other	992	1,647	1,863	2,656
	$3,693	$4,172	$7,413	$7,638

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

Our effective tax rate was 0.7% and (11.8)% with consolidated pretax income of $468.1 million and pretax loss of $116.4 million for the quarter and six months ended June 30, 2020, respectively.  Our TRS recognized tax expense of $3.4 million on pretax income of $89.9 million and tax expense of $13.5 million on pretax income of $68.1 million for the quarter and six months ended June 30, 2020, respectively.  For the same periods in 2019, the TRS recognized tax benefit of $11.0 million on pretax loss of $42.4 million and tax benefit of $14.9 million on pretax loss of $59.8 million, respectively.  We reported consolidated pretax income for the quarter and six months ended June 30, 2019 of $33.4 million and $83.2 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is attributable to nontaxable REIT income resulting from the dividends paid deduction.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the TRS over the three-year period ended June 30, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2020, a valuation allowance of $4.7 million has been recorded at the TRS to recognize only the portion of the deferred tax asset that is more likely than not to be realized.  The valuation allowance was reduced from the $27 million valuation allowance recorded at March 31, 2020 as the result of positive GAAP income at the TRS for the quarter ended June 30, 2020.  The amount of the deferred tax asset considered realizable could be adjusted further if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$346,007	$104,056
Investments:
Short-term	273,592	90,836
Mortgage-backed securities at fair value	2,612,986	2,839,633
Loans acquired for sale at fair value	2,179,962	4,148,425
Loans at fair value	230,660	270,793
ESS	151,206	178,586
Derivative and credit risk transfer strip assets	114,346	202,318
Firm commitment to purchase CRT securities	—	109,513
Deposits securing credit risk transfer arrangements	1,666,449	1,969,784
MSRs	1,189,605	1,535,705
REO	43,559	65,583
	8,462,365	11,411,176
Other	275,347	256,119
Total assets	$9,083,719	$11,771,351
Liabilities
Debt:
Short-term	$4,164,979	$7,005,986
Long-term	2,233,329	2,159,286
	6,398,308	9,165,272
Firm commitment to purchase CRT securities	191,193	—
Other	258,941	155,164
Total liabilities	6,848,442	9,320,436
Shareholders’ equity	2,235,277	2,450,915
Total liabilities and shareholders’ equity	$9,083,719	$11,771,351

Total assets decreased by approximately $2.7 billion, or 23%, during the period from December 31, 2019 through June 30, 2020, primarily due to a $2.0 billion decrease in loans acquired for sale, a $303.3 million decrease in Deposits securing credit risk transfer arrangements and a decrease of $109.5 million in Firm commitment to purchase CRT securities. The decrease in Loans acquired for sale reflect our efforts aimed at accelerating the settlement of our loan sale commitments. The decrease in Deposits securing credit risk transfer arrangements reflects the effects of rapid repayments in the reference pools whose losses the deposits secure and the reduction in the Firm commitment to purchase CRT securities reflects the Pandemic-induced impairment of the fair value of the commitment.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$19,559,676	$10,217,164	$38,486,355	$19,504,796
Government-insured or guaranteed-for sale to PLS	11,509,272	11,056,775	25,746,675	18,123,667
Jumbo	—	4,232	—	9,686
Home equity lines of credit	1,237	1,581	2,240	2,031
	$31,070,185	$21,279,752	$64,235,270	$37,640,180

During the quarter and six months ended June 30, 2020, we purchased for sale $31.1 billion and $64.2 billion, respectively, in fair value of correspondent production loans as compared to $21.3 billion and $37.6 billion, respectively, during the quarter and six months ended June 30, 2019. This increase primarily reflects the continuing decrease in mortgage market interest rates to historic lows, which has increased demand in the mortgage origination market.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Credit sensitive assets:
Deposits and commitments to fund deposits relating to CRT arrangements	$—	$933,370	$—	$933,370
Change in firm commitment to purchase CRT securities
Fair value	218,456	24,526	(300,706)	66,316
Expected face amount	(262,176)	(562,710)	292,514	(280,793)
	(43,720)	(538,184)	(8,192)	(214,477)
Interest rate sensitive assets:
MSRs received in loan sales and purchased	203,127	152,986	451,949	284,854
MBS	—	81,202	1,615,486	81,202
ESS received pursuant to a recapture agreement	483	442	862	950
	203,610	234,630	2,068,297	367,006
	$159,890	$(303,554)	$2,060,105	$152,529

Our acquisitions during the quarter and six months ended June 30, 2020 and 2019 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2020				December 31, 2019
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Fannie Mae	$1,203,327	$1,142,570	1.4	3.0%	$2,009,093	$1,946,203	5.0	3.4%
Freddie Mac	1,409,659	1,336,394	1.3	3.0%	830,540	809,595	5.3	3.2%
	$2,612,986	$2,478,964			$2,839,633	$2,755,798

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	June 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer assets
Credit risk transfer strips	$—	$54,930
Derivative assets	—	115,863
	—	170,793
Derivative and credit risk transfer liabilities
CRT strips	(61,375)	—
CRT derivatives	(63,926)	—
	(125,301)	—
Deposits securing CRT arrangements	1,666,449	1,969,784
Interest-only security payable at fair value	(14,981)	(25,709)
	$1,526,167	$2,114,868
UPB of loans subject to credit guarantee obligations	$32,086,351	$41,944,117

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2020:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Cumulative defaults	$—	$32.6	$48.2	$39.2	$28.1	$148.1
Cumulative losses	$—	$1.5	$4.8	$3.9	$2.8	$13.0

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$234	$1,169	$1,125	$939	$268	$3,735
25 - 30%	239	1,129	1,088	915	274	3,645
30 - 35%	326	1,586	1,449	1,153	371	4,885
35 - 40%	454	2,033	1,722	1,313	443	5,965
40 - 45%	620	2,712	2,231	1,718	603	7,884
>45%	626	3,298	1,370	556	122	5,972
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Weighted average	38.2%	38.2%	36.2%	35.0%	35.2%	36.8%

	Year of origination
Origination FICO credit score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$27	$205	$79	$54	$32	$397
650 - 699	378	2,028	1,237	768	359	4,770
700 - 749	933	4,052	2,980	2,089	671	10,725
750 or greater	1,159	5,621	4,676	3,682	1,018	16,156
Not available	2	21	13	1	1	38
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Weighted average	742	741	747	751	743	745

	Year of origination
Origination loan-to value ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$684	$3,705	$2,769	$2,591	$781	$10,530
80-85%	562	2,895	2,512	1,716	537	8,222
85-90%	136	594	459	390	114	1,693
90-95%	337	1,417	1,137	753	255	3,899
95-100%	780	3,316	2,108	1,144	394	7,742
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Weighted average	84.7%	83.6%	82.9%	81.2%	81.7%	82.9%

	Year of origination
Current loan-to value ratio (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,384	$7,752	$7,606	$6,328	$2,033	$25,103
80-85%	380	1,828	953	207	34	3,402
85-90%	520	1,709	325	42	10	2,606
90-95%	192	549	82	13	2	838
95-100%	20	77	16	2	1	116
>100%	3	12	3	2	1	21
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Weighted average	77.6%	74.9%	69.3%	63.2%	60.2%	70.2%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$330	$1,511	$1,058	$1,452	$395	$4,746
FL	341	1,350	844	584	162	3,281
TX	168	833	674	764	320	2,759
VA	90	491	486	525	206	1,798
MD	81	505	507	429	128	1,650
Other	1,489	7,237	5,416	2,840	870	17,852
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086

	Year of origination
Regional geographic distribution (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$227	$1,120	$1,085	$766	$283	$3,481
Southeast	963	4,265	3,055	1,997	637	10,917
Midwest	174	950	850	559	160	2,693
Southwest	503	2,358	1,729	1,208	439	6,237
West	632	3,234	2,266	2,064	562	8,758
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$2,306	$11,053	$8,500	$6,278	$1,985	$30,122
90 - 179 Days	186	844	485	315	96	1,926
180+ Days	6	25	—	—	—	31
Foreclosure	1	5	—	1	—	7
	$2,499	$11,927	$8,985	$6,594	$2,081	$32,086
Bankruptcy	$3	$24	$18	$15	$6	$66

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	June 30, 2020	December 31, 2019
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$1,794,717	$1,502,203
Fair value of firm commitment	$(191,193)	$109,513

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of June 30, 2020:

Original debt-to income ratio	June 30, 2020
(in millions)
<25%	$7,414
25 - 30%	6,850
30 - 35%	8,193
35 - 40%	8,938
40 - 45%	9,838
>45%	7,213
$48,446
Weighted average	35.2%

Origination FICO credit score	June 30, 2020
(in millions)
600 - 649	$500
650 - 699	3,596
700 - 749	13,567
750 or greater	30,685
Not available	98
$48,446
Weighted average	757

Origination loan-to value ratio	June 30, 2020
(in millions)
<80%	$18,519
80-84%	8,908
85-89%	3,188
90-94%	5,014
95-100%	12,817
$48,446
Weighted average	82.7%

Current loan-to value ratio (1)	June 30, 2020
(in millions)
<80%	$26,529
80-84%	4,398
85-89%	7,254
90-94%	8,591
95-100%	1,592
>100%	82
$48,446
Weighted average	79.4%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

Geographic distribution	June 30, 2020
(in millions)
CA	$6,350
TX	3,878
FL	3,704
WA	2,358
VA	2,330
Other	29,826
$48,446

Regional geographic distribution (1)	June 30, 2020
(in millions)
Northeast	$4,475
Southeast	14,952
Midwest	4,168
Southwest	12,106
West	12,745
$48,446

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	June 30, 2020
(in millions)
Delinquency
Current - 89 Days	$46,614
90 - 179 Days	1,822
180+ Days	7
Foreclosure	3
$48,446
Bankruptcy	$12

Cash Flows

Our cash flows for the six months ended June 30, 2020 and 2019 are summarized below:

	Six months ended June 30,
	2020	2019	Change
	(in thousands)
Operating activities	2,607,935	$(915,047)	$3,522,982
Investing activities	490,847	(655,631)	$1,146,478
Financing activities	(2,856,831)	1,588,509	$(4,445,340)
Net cash flows	$241,951	$17,831	$224,120

Our cash flows resulted in a net increase in cash of $242.0 million during the six months ended June 30, 2020, as discussed below.

Operating activities

Cash provided by operating activities totaled $2.6 billion during the six months ended June 30, 2020, as compared to cash used in operating activities of $915.0 million during the six months ended June 30, 2019. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2020	2019
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,737,872	$(1,099,972)
Other	870,063	184,925
	$2,607,935	$(915,047)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans acquired for sale decreased during 2020 resulting in the cash inflow relating to sales of loans acquired for sale in excess of purchases.

Investing activities

Net cash provided by our investing activities was $490.8 million for the six months ended June 30, 2020, as compared to net cash used in our investing activities of $655.6 million for the six months ended June 30, 2019, due primarily to the sales and repayments of our investments in MBS in excess of purchase of such assets, combined with increased levels of distribution from credit risk transfer agreements.

Financing activities

Net cash used in our financing activities was $2.9 billion for the six months ended June 30, 2020, as compared to net cash provided by our financing activities of $1.6 billion for the six months ended June 30, 2019. This change reflects the repayment of borrowings relating to reduced levels of inventory of loans held for sale, offset by increased levels of short-term investments in response to the emergence of the Pandemic.

As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that the cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 2.86 and 3.75 at June 30, 2020 and December 31, 2019, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2020	2019	2020	2019
	(in thousands)
Average balance outstanding	$4,755,992	$4,911,964	$5,529,446	$4,878,768
Maximum daily balance outstanding	$6,627,618	$6,225,700	$8,664,587	$6,414,651
Ending balance	$3,981,761	$5,364,551

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $7.3 billion at June 30, 2020.

Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to either renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to loans and REO under agreements to repurchase generally provide for terms of approximately one year.
•	The transactions relating to loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year; and
•	The transactions relating to assets under notes payable provide for terms ranging from two to five years.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters;
•

a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; a minimum of $25 million in unrestricted cash and cash equivalents at PMC; and a minimum of $10 million in unrestricted cash and cash equivalents;

•

a minimum tangible net worth for the Company of $1.25 billion; a minimum tangible net worth for our Operating Partnership of $1.25 billion; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $300 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership;
•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements; and
•	a temporary $100 million liquidity requirement for the period of April 30, 2020, to the earliest of December 31, 2020 or settlement of the firm commitment to purchase CRT securities.

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

•

Effective June 30, 2020, FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•

In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

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
•

Liquidity equal to or exceeding 4 basis points multiplied by the aggregate UPB of mortgages serviced for Fannie Mae and Freddie Mac plus 10 basis points multiplied by the aggregate UPB of mortgages serviced for Ginnie Mae plus 300 basis points multiplied by the sum of nonperforming Agency Mortgage Servicing that exceeds 4% of the UPB of total Agency Mortgage Servicing; and

•	On June 15, 2020, FHFA announced that it will be re-proposing changes to these requirements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2020, we had contractual obligations aggregating to $17.3 million comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$8,725,812	$8,725,812	$—	$—	$—
Expected face amount of firm commitment to purchase CRT securities	1,794,717	1,794,717	—	—	—
Short‒term debt	4,171,455	4,171,455	—	—	—
Long‒term debt	2,247,916	—	210,000	1,816,286	221,630
Interest expense on long term debt (1)	348,003	94,229	178,487	35,488	39,799
Total	$17,287,903	$14,786,213	$388,487	$1,851,774	$261,429

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between June 30, 2020 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2020:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$35,445
Citibank, N.A.	33,381
Daiwa Capital Markets America Inc.	30,368
Mizuho Securities	29,684
Morgan Stanley Bank, N.A.	26,078
JPMorgan Chase & Co.	26,077
Royal Bank of Canada	24,905
Credit Suisse First Boston Mortgage Capital LLC	-
BNP Paribas Corporate & Institutional Banking	9,991
Amherst Pierpont Securities LLC	8,691
Barclays Capital Inc.	4,861
$229,481

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2020, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,538,531	$2,604,335	$2,612,896	$2,596,777	$2,580,043	$2,440,359
Change in fair value:
$	$(74,455)	$(8,651)	$(90)	$(16,209)	$(32,943)	$(172,627)
%	(2.8)%	(0.3)%	(0.0)%	(0.6)%	(1.3)%	(6.6)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2020, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,271,277	$1,229,040	$1,208,989	$1,170,859	$1,152,720	$1,118,160
Change in fair value:
$	$81,672	$39,435	$19,384	$(18,746)	$(36,885)	$(71,445)
%	6.9%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,389,185	$1,283,803	$1,235,404	$1,146,229	$1,105,115	$1,029,084
Change in fair value:
$	$199,580	$94,198	$45,799	$(43,376)	$(84,491)	$(160,521)
%	16.8%	7.9%	3.8%	(3.6)%	(7.1)%	(13.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,224,488	$1,207,047	$1,198,326	$1,180,884	$1,172,164	$1,154,722
Change in fair value:
$	$34,883	$17,442	$8,721	$(8,721)	$(17,442)	$(34,883)
%	2.9%	1.5%	0.7%	(0.7)%	(1.5)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2020, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$157,902	$154,484	$152,828	$149,617	$148,061	$145,041
Change in fair value:
$	$6,695	$3,278	$1,622	$(1,589)	$(3,145)	$(6,165)
%	4.4%	2.2%	1.1%	(1.1)%	(2.1)%	(4.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$167,955	$159,215	$155,125	$147,450	$143,847	$137,069
Change in fair value:
$	$16,749	$8,009	$3,919	$(3,756)	$(7,359)	$(14,137)
%	11.1%	5.3%	2.6%	(2.5)%	(4.9)%	(9.3)%

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$1,558,343	$1,541,628	$1,533,426	$1,517,326	$1,509,425	$1,493,909
Change in fair value:
$	$33,017	$16,301	$8,100	$(8,000)	$(15,902)	$(31,418)
%	2.2%	1.1%	0.5%	(0.5)%	(1.0)%	(2.1)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$1,423,727	$1,469,273	$1,502,775	$1,540,431	$1,553,053	$1,563,013
Change in fair value:
$	$(101,599)	$(56,053)	$(22,552)	$15,104	$27,727	$37,687
%	(6.7)%	(3.7)%	(1.5)%	1.0%	1.8%	2.5%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$(136,032)	$(164,036)	$(177,718)	$(204,464)	$(217,537)	$(243,102)
Change in fair value:
$	$55,160	$27,156	$13,475	$(13,272)	$(26,344)	$(51,909)
%	(28.9)%	(14.2)%	(7.0)%	6.9%	13.8%	27.2%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$(340,921)	$(282,467)	$(231,076)	$(162,512)	$(140,439)	$(122,950)
Change in fair value:
$	$(149,728)	$(91,274)	$(39,883)	$28,681	$50,753	$68,243
%	(78.3)%	(47.7)%	(20.9)%	15.0%	26.5%	35.7%

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal actions, claims or proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2020.

The following table provides information about our common share of beneficial interest repurchases during the quarter ended June 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
April 1, 2020 – April 30, 2020	—	$—	—	$77,592
May 1, 2020 – May 31, 2020	290	$11.59	290	$74,231
June 1, 2020 – June 30, 2020	276	$15.22	276	$70,031
	783	$7.39	783

(1)

During 2015, our board of trustees authorized a common share repurchase program. Under the program, as amended, we may repurchase up to $300 million of our outstanding common shares of beneficial interest. Under the program, we have discretion to determine the dollar amount of common shares of beneficial interest to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

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

		10-Q	May 8, 2020

10.2

Joint Amendment No. 2 to Loan and Security Agreement and Amendment No. 1 to Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.

		10-Q	May 8, 2020

10.3	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.4	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	July 2, 2020

10.5	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.6	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.7

Amendment No. 2, dated as of July 31, 2020 to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		*	July 31, 2020

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (ii) the Consolidated Statements of Operation for the quarter and six months ended June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019 and (v) the Notes to the Consolidated Financial Statements.

*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

^	Portions of the exhibit have been redacted.
*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 7, 2020	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2020	By:	/s/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)