Form 10-Q
period 2020-09-30
PennyMac Mortgage Investment Trust
filed 2020-11-06
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Shares of Beneficial Interest, $0.01 par value	98,789,406

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2020

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics such as COVID-19;
•	the impact to our CRT arrangements and agreements of increased borrower requests for forbearance under the CARES Act;
•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;
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
•

changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), the U.S. Department of Agriculture, or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2020	2019
	(in thousands, except share information)
ASSETS
Cash	$278,486	$104,056
Short-term investments at fair value	81,624	90,836
Mortgage-backed securities at fair value ($1,992,786 and $2,839,633 pledged to creditors, respectively)	2,404,766	2,839,633
Loans acquired for sale at fair value ($3,956,307 and $4,070,134 pledged to creditors, respectively)	4,024,494	4,148,425
Loans at fair value ($189,620 and $268,757 pledged to creditors, respectively)	193,832	270,793
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	142,990	178,586
Derivative and credit risk transfer strip assets ($142,183 pledged to creditors at December 31, 2019)	107,436	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	109,513
Deposits securing credit risk transfer arrangements pledged to creditors	1,417,792	1,969,784
Mortgage servicing rights at fair value ($1,377,182 and $1,510,651 pledged to creditors, respectively)	1,388,403	1,535,705
Servicing advances	46,897	48,971
Real estate acquired in settlement of loans ($19,171 and $40,938 pledged to creditors, respectively)	35,697	65,583
Due from PennyMac Financial Services, Inc.	18,872	2,760
Other	313,778	204,388
Total assets	$10,455,067	$11,771,351
LIABILITIES
Assets sold under agreements to repurchase	$5,439,835	$6,648,890
Mortgage loan participation purchase and sale agreements	79,721	—
Notes payable secured by credit risk transfer and mortgage servicing assets	1,602,389	1,696,295
Exchangeable senior notes	196,058	443,506
Asset-backed financing of a variable interest entity at fair value	175,879	243,360
Interest-only security payable at fair value	12,940	25,709
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	86,958	107,512
Derivative and credit risk transfer strip liabilities at fair value	166,080	6,423
Firm commitment to purchase credit risk transfer securities at fair value	148,794	—
Accounts payable and accrued liabilities	94,864	91,149
Due to PennyMac Financial Services, Inc.	122,478	48,159
Income taxes payable	33,164	1,819
Liability for losses under representations and warranties	14,641	7,614
Total liabilities	8,173,801	9,320,436

Commitments and contingencies ─ Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 98,789,406 and 100,182,227 common shares, respectively	988	1,002
Additional paid-in capital	2,111,854	2,127,889
(Accumulated deficit) retained earnings	(131,283)	22,317
Total shareholders’ equity	2,281,266	2,450,915
Total liabilities and shareholders’ equity	$10,455,067	$11,771,351

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30,	December 31,
	2020	2019
	(in thousands)
ASSETS
Loans at fair value	$185,698	$256,367
Derivative and credit risk transfer assets at fair value	—	170,793
Deposits securing credit risk transfer arrangements	1,417,792	1,969,784
Other—interest receivable	513	712
	$1,604,003	$2,397,656
LIABILITIES
Asset-backed financing at fair value	$175,879	$243,360
Derivative and credit risk transfer liabilities at fair value	134,744	—
Interest-only security payable at fair value	12,940	25,709
Accounts payable and accrued liabilities—interest payable	513	712
	$324,076	$269,781

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net investment income
Net gain on loans acquired for sale:
From nonaffiliates	$96,753	$45,054	$300,257	$95,472
From PennyMac Financial Services, Inc.	1,669	4,206	9,154	9,355
	98,422	49,260	309,411	104,827
Loan origination fees	38,547	25,470	87,683	56,038
Net gain (loss) on investments:
From nonaffiliates	22,207	49,224	(289,748)	238,844
From PennyMac Financial Services, Inc.	(2,610)	(3,435)	(16,852)	(10,208)
	19,597	45,789	(306,600)	228,636
Net loan servicing fees:
From nonaffiliates
Contractually specified	98,027	76,377	294,319	204,568
Other	18,660	6,994	37,738	16,610
	116,687	83,371	332,057	221,178
Change in fair value of mortgage servicing rights	(66,473)	(213,601)	(864,522)	(534,397)
Hedging results	962	133,921	717,498	230,592
	51,176	3,691	185,033	(82,627)
From PennyMac Financial Services, Inc.	9,251	1,468	17,306	3,117
	60,427	5,159	202,339	(79,510)
Loan origination fees	38,547	25,470	87,683	56,038
Interest income:
From nonaffiliates	58,553	85,510	167,142	214,551
From PennyMac Financial Services, Inc.	2,070	2,291	6,416	8,124
	60,623	87,801	173,558	222,675
Interest expense:
To nonaffiliates	58,341	82,702	198,447	199,849
To PennyMac Financial Services, Inc.	676	1,527	2,686	5,015
	59,017	84,229	201,133	204,864
Net interest income (expense)	1,606	3,572	(27,575)	17,811
Results of real estate acquired in settlement of loans	2,259	702	5,147	1,297
Other	155	808	2,412	4,680
Net investment income	221,013	130,760	272,817	333,779
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	54,839	45,149	149,594	102,313
Loan servicing fees	18,752	12,964	48,806	35,102
Management fees	8,508	10,098	25,851	26,178
Loan origination	7,234	4,328	15,951	9,723
Safekeeping	1,075	1,633	4,638	3,368
Professional services	1,554	1,430	4,542	4,490
Compensation	1,039	1,644	2,758	5,384
Loan collection and liquidation	1,082	1,551	2,696	4,382
Other	4,733	3,830	12,146	11,469
Total expenses	98,816	82,627	266,982	202,409
Income before provision for (benefit from) income taxes	122,197	48,133	5,835	131,370
Provision for (benefit from) income taxes	22,650	(21,867)	36,341	(36,390)
Net income (loss)	99,547	70,000	(30,506)	167,760
Dividends on preferred shares	6,234	6,234	18,703	18,703
Net income (loss) attributable to common shareholders	$93,313	$63,766	$(49,209)	$149,057
Earnings (loss) per common share
Basic	$0.94	$0.75	$(0.50)	$2.00
Diluted	$0.94	$0.71	$(0.50)	$1.90
Weighted average common shares outstanding
Basic	99,227	84,367	99,718	74,212
Diluted	99,424	92,834	99,718	82,679
Dividends declared per common share	$0.40	$0.47	$1.05	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2020
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277
Net income	—	—	—	—	—	99,547	99,547
Share-based compensation	—	—	6	—	545	—	545
Dividends:
Preferred shares	—	—	—	—	—	(6,239)	(6,239)
Common shares ($0.40 per share)	—	—	—	—	—	(39,591)	(39,591)
Repurchase of common shares	—	—	(492)	(5)	(8,268)	—	(8,273)
Balance at September 30, 2020	12,400	$299,707	98,789	$988	$2,111,854	$(131,283)	$2,281,266

	Quarter ended September 30, 2019
	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at June 30, 2019	12,400	$299,707	78,607	$786	$1,647,186	$(3,745)	$1,943,934
Net income	—	—	—	—	—	70,000	70,000
Share-based compensation	—	—	1	—	1,316	—	1,316
Issuance of common shares	—	—	11,737	117	256,240	—	256,357
Issuance costs relating to common shares	—	—	—	—	(2,890)	—	(2,890)
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(42,870)	(42,870)
Balance at September 30, 2019	12,400	$299,707	$90,345	$903	$1,901,852	$17,149	$2,219,611

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30, 2020
	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(30,506)	(30,506)
Share-based compensation	—	—	207	2	(30)	—	(28)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Common shares ($1.05 per share)	—	—	—	—	—	(104,386)	(104,386)
Repurchase of common shares	—	—	(1,841)	(18)	(21,600)	—	(21,618)
Balance at September 30, 2020	12,400	$299,707	98,789	$988	$2,111,854	$(131,283)	$2,281,266

	Nine months ended September 30, 2019
	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	167,760	167,760
Share-based compensation	—	—	241	2	1,746	—	1,748
Issuance of common shares	—	—	29,153	291	622,254	—	622,545
Issuance cost relating to common shares	—	—	—	—	(7,681)	—	(7,681)
Dividends:
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Common shares ($1.41 per share)	—	—	—	—	—	(112,185)	(112,185)
Balance at September 30, 2019	12,400	$299,707	90,345	$903	$1,901,852	$17,149	$2,219,611

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(30,506)	$167,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on loans acquired for sale at fair value	(309,411)	(104,827)
Net loss (gain) on investments	306,600	(228,636)
Change in fair value of mortgage servicing rights	864,522	534,397
Mortgage servicing rights hedging results	(717,498)	(230,592)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(6,416)	(8,124)
Capitalization of interest and fees on loans at fair value	—	(2,109)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	18,750	14,141
Amortization of debt issuance costs and (premiums), net	12,234	(3,004)
Results of real estate acquired in settlement of loans	(5,147)	(1,297)
Gain on early extinguishment of debt	(1,738)	—
Reversal of contingent underwriting fees	—	(1,134)
Share-based compensation expense	1,601	4,348
Purchase of loans acquired for sale at fair value from nonaffiliates	(108,335,206)	(69,809,116)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(2,248,896)	(4,095,079)
Repurchase of loans subject to representation and warranties	(53,925)	(14,612)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	66,639,230	38,461,850
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	43,721,458	32,619,639
Settlement of repurchase agreement derivatives	5,328	19,317
Decrease in servicing advances	1,794	36,079
Increase in due from PennyMac Financial Services, Inc.	(16,064)	(933)
Decrease in other assets	689,092	314,937
Increase in accounts payable and accrued liabilities	11,392	25,679
Increase in due to PennyMac Financial Services, Inc.	74,099	6,238
Increase (decrease) in income taxes payable	31,345	(36,526)
Net cash provided by (used in) operating activities	652,638	(2,331,604)
Cash flows from investing activities
Net decrease (increase) in short-term investments	9,212	(45)
Purchase of mortgage-backed securities at fair value	(1,769,211)	(609,569)
Sale and repayment of mortgage-backed securities at fair value	2,282,759	959,673
Repurchase of loans at fair value	(1,058)	(886)
Sale and repayment of loans at fair value	72,803	113,816
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	25,112	30,901
Net settlement of derivative financial instruments	(48,236)	(24,144)
Settlement of firm commitment to purchase credit risk transfer securities	—	31,925
Deposit of cash securing credit risk transfer arrangements	—	(933,370)
Distribution from credit risk transfer agreements	632,788	113,219
Sale of mortgage servicing rights	7	—
Sale of real estate acquired in settlement of loans	36,199	61,465
Increase in margin deposits	(1,989)	(113,400)
Net cash provided by (used in) investing activities	1,238,386	(370,415)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2020	2019
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	130,297,190	95,477,103
Repurchase of assets sold under agreements to repurchase	(131,500,376)	(93,898,705)
Issuance of mortgage loan participation purchase and sale agreements	3,941,053	3,949,104
Repayment of mortgage loan participation purchase and sale agreements	(3,861,276)	(4,127,830)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	350,000	933,730
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(444,988)	(16,503)
Repayment of exchangeable senior notes	(248,262)	—
Repayment of asset-backed financing of a variable interest entity at fair value	(66,654)	(25,381)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(20,554)	(23,347)
Payment of debt issuance costs	(14,305)	(7,398)
Payment of contingent underwriting fees	(76)	(373)
Payment of dividends to preferred shareholders	(18,708)	(18,708)
Payment of dividends to common shareholders	(111,988)	(98,131)
Issuance of common shares	5,654	622,545
Payment of issuance costs related to common shares	(57)	(7,681)
Payment of vested share-based compensation withholdings	(1,629)	(2,600)
Repurchase of common shares	(21,618)	—
Net cash (used in) provided by financing activities	(1,716,594)	2,755,825
Net increase in cash	174,430	53,806
Cash at beginning of period	104,056	59,845
Cash at end of period	$278,486	$113,651

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

Pending Accounting Change

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in subtopic 470-20, Debt – Debt with Conversion and Other Options for convertible instruments. Under the amendments in this update:

•

the embedded conversion features in debt instruments no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will generally be accounted for as a single liability measured at its amortized cost;

•	Diluted earnings per share guidance is changed to require that:
•

an entity is required to include shares issuable pursuant to conversion of convertible debt instruments in the determination of diluted earnings per share: current guidance allows an entity to exclude such shares from the diluted earnings per share calculation if the company has a history and policy of cash settlement;

•	an entity calculates earnings per share assuming the convertible debt instruments are converted;
•

an average market price should be used to calculate the diluted EPS denominator in cases in which the exercise prices may change on the basis of an entity’s share price or changes in the entity’s share price may affect the number of shares that may be used to settle a financial instrument; and

•	an entity should use the weighted-average share count from each quarter when calculating the year-to-date weighted-average share count.

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022 with early adoption allowed beginning in the quarter ending March 31, 2021 using either the modified retrospective or full retrospective method.

As detailed in Note 17 – Exchangeable Senior Notes, the Company has issued $250 million in unpaid principal balance of exchangeable senior notes that are convertible to 40.101 common shares of beneficial interest (“common shares”) per $1,000 principal amount (the “2024 Notes”). The 2024 Notes are subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

•

The conversion feature included in the 2024 Notes can be settled either in cash or common shares at the option of the Company. As a result of this feature and PMT’s intent to cash settle the 2024 Notes, the Company presently excludes the effect of conversion of the 2024 Notes from diluted earnings per share as allowed under current accounting standards. Adoption of ASU 2020-06 will require the Company to include common shares issuable pursuant to conversion of the 2024 Notes in its determination of diluted earnings per share.

•

The Company recognized the fair value of the conversion feature as a component of Additional paid-in capital as of the date of issuance of the 2024 Notes as required by current guidance. The issuance discount charged to the 2024 Notes resulting from the allocation of a portion of the issuance to Additional paid-in capital is presently accrued to interest expense using the interest method. Upon adoption of ASU 2020-06, the value originally attributed to Additional paid-in capital as of the date of issuance of the 2024 Notes will be added to the carrying value of the 2024 Notes and the accumulated accrual of the conversion value to interest expense through the date of adoption of ASU 2020-06 will be credited to retained earnings net of income taxes as the cumulative effect of the adoption of ASU 2020-06.

Note 3—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements and MSRs. CRT arrangements are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and MBS. MSRs are sensitive to changes in prepayment activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb scheduled credit losses arising from such loans reaching a specific number of days delinquent (“Recourse Obligations”); or

•

beginning in June 2018, entering into firm commitments to purchase and purchasing CRT securities that absorb incurred losses from defaults of such loans and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans.

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk.

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

Note 4—Related Party Transactions

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

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee, which, through June 30, 2020, ranged from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS.

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows:

(i)

an interest rate lock component calculated as the number of loan commitments issued by the Company multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

(ii)	$315 multiplied by the number of purchased loans up to the and including 16,500 per quarter and $195 multiplied by the number of purchased loans exceeding 16,500 per quarter, plus
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

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Loan fulfillment fees earned by PLS	$54,839	$45,149	$149,594	$102,313

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$1,669	$4,206	$9,154	$9,355
UPB of loans sold to PLS	$16,690,482	$14,022,222	$41,641,327	$31,183,950

Purchases of loans acquired for sale from PLS	$27	$1,876,358	$2,248,896	$4,095,079

Tax service fees paid to PLS	$6,077	$4,222	$14,345	$9,567

	September 30, 2020	December 31, 2019
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$432,716	$490,383

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of residential loans and its portfolio of MSRs. The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“ REO”). PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company as detailed below:

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

Effective July 1, 2020, PLS also receives certain COVID-19 related forbearance and modification fees provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed Loans)

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

Except as otherwise provided in the MSR recapture agreement described below, when PLS effects a refinancing of a loan on behalf of the Company and not through a third-party lender and the resulting loan is readily saleable, or PLS originates a loan to facilitate the disposition of an REO, PLS is entitled to receive from the Company market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated parties on a retail basis.

The 2020 Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

MSR Recapture Agreement

The Company has an MSR recapture agreement with PFSI. Pursuant to the terms of the MSR recapture agreement, if PFSI refinances mortgage loans for which the Company previously held the MSRs, PFSI is generally required to transfer and convey to the Company cash in an amount equal to:

•	Through June 30, 2020, 30% of the fair market value of the MSRs related to all such mortgage loans.

•

Effective July 1, 2020, a tiered amount equal to 40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate,” 35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%, and 30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%.

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. PFSI has further agreed to allocate sufficient resources to target a recapture rate of 15%.

The MSR recapture agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

Following is a summary of loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$452	$507	$1,595	$1,131
Loans at fair value	187	858	675	1,938
MSRs	18,113	11,599	46,536	32,033
	$18,752	$12,964	$48,806	$35,102
Average investment in:
Loans acquired for sale at fair value	$3,336,504	$3,077,919	$3,125,083	$2,263,362
Loans at fair value:
Distressed	$8,189	$71,527	$9,369	$93,545
Held in a VIE	$207,780	$282,021	$231,196	$285,945
Average MSR portfolio UPB	$148,412,625	$111,459,832	$142,872,909	$103,407,919
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$9,251	$1,468	$17,306	$3,117

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to common shares computed in accordance with GAAP and certain other non-cash charges determined after discussions between PCM and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Base management	$8,508	$7,914	$25,851	$20,862
Performance incentive	—	2,184	—	5,316
	$8,508	$10,098	$25,851	$26,178
Average shareholders' equity amounts used to calculate base management fee expense	$2,280,023	$2,101,646	$2,329,741	$1,860,693

Expense Reimbursement and Amounts Payable to and Receivable from PCM

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. PCM was reimbursed $120,000 per fiscal quarter through September 30, 2020. Effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliates’ compensation expenses was increased from $120,000 to $165,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,389	$1,543	$4,514	$4,055
Compensation	165	120	405	360
Expenses incurred on the Company’s behalf, net	2,852	1,942	5,561	3,001
	$4,406	$3,605	$10,480	$7,416
Payments and settlements during the period (1)	$58,479	$68,191	$228,514	$111,411

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

The Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), has an amended and restated master spread acquisition and MSR servicing agreement with PLS (the “Spread Acquisition Agreement”), pursuant to which the Company may purchase from PLS, from time to time, participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with its participation in the GNMA MSR Facility (as defined below).

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$531	$377	$1,393	$1,327
Repayments	$7,682	$9,819	$25,112	$30,901
Interest income	$2,070	$2,291	$6,416	$8,124
Net loss included in Net gain (loss) on investments:
Valuation changes	$(3,135)	$(3,864)	$(18,293)	$(11,519)
Recapture income	525	429	1,441	1,311
	$(2,610)	$(3,435)	$(16,852)	$(10,208)

	September 30, 2020	December 31, 2019
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$142,990	$178,586

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2020 and December 31, 2019.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$3,143	$11,038	$20,554	$23,347
Interest expense	$676	$1,527	$2,686	$5,015
Payment of conditional reimbursement to PCM	$—	$—	$211	$219

	September 30, 2020	December 31, 2019
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$86,958	$107,512
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$10	$221

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2020	December 31, 2019
	(in thousands)
Due from PFSI:
MSR recapture	$197	$149
Other	18,675	2,611
	$18,872	$2,760
Due to PFSI:
Margin settlements relating to loan sales	$48,243	$—
Allocated expenses and expenses paid by PFSI on PMT’s behalf	30,207	3,724
Fulfillment fees	18,060	18,285
Correspondent production fees	11,285	10,606
Management fees	8,509	10,579
Loan servicing fees	6,121	4,659
Interest on Assets sold to PFSI under agreement to repurchase	43	85
Conditional Reimbursement	10	221
	$122,478	$48,159

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included in the balance sheet items shown below:

Balance sheet line including advance amount	September 30, 2020	December 31, 2019
	(in thousands)
Loan servicing advances	$46,897	$48,971
Real estate acquired in settlement of loans	11,368	21,549
	$58,265	$70,520

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cash flows:
Proceeds from sales	$26,748,508	$17,659,839	$66,639,230	$38,461,850
Loan servicing fees received net of guarantee fees	$98,027	$76,377	$294,319	$204,568

The following table summarizes collection status information for loans that are accounted for as sales where the Company maintains continuing involvement for the dates presented:

	September 30, 2020	December 31, 2019
	(in thousands)
UPB of loans outstanding	$152,102,404	$130,663,117
Collection Status (UPB)
Delinquency (1):
30-89 days delinquent	$2,036,509	$1,014,094
90 or more days delinquent:
Not in foreclosure	$5,566,987	$258,036
In foreclosure	$30,723	$53,697
Bankruptcy	$153,493	$130,936
Custodial funds managed by the Company (2)	$6,347,559	$2,529,984

(1)

At September 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $879.5 million in the 30-89 days delinquent category and $4.3 billion in the 90 or more days delinquent-not in foreclosure category.

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

Note 6—Variable Interest Entities

The Company is a variable interest holder in various Variable Interest Entities (“VIEs”) that relate to its investing and financing activities.

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The transfers of loans subject to CRT arrangements are accounted for as sales. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT Agreements.

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

During 2019, the Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities. Like CRT Agreements, the Deposits securing CRT arrangements relating to these arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gain (loss) on investments in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
UPB of loans sold	$1,799,078	$14,168,884	$18,277,263	$31,135,137

Investments:
Deposits securing CRT arrangements	$—	$—	$—	$933,370
Change in expected face amount of firm commitment to purchase CRT securities	(95,033)	523,074	197,481	242,281
	$(95,033)	$523,074	$197,481	$1,175,651
Investment income (loss):
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$(3,933)	$25,864	$(38,161)	$65,860
Net gain (loss) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	11,480	19,303	42,231	61,516
Valuation changes	(17,996)	(4,530)	(196,404)	(4,484)
	(6,516)	14,773	(154,173)	57,032
CRT strips
Realized	10,460	16,082	38,565	16,082
Valuation changes	8,635	5,089	(107,670)	10,764
	19,095	21,171	(69,105)	26,846
Interest-only security payable at fair value	2,041	1,627	12,769	11,282
	14,620	37,571	(210,509)	95,160
Firm commitments to purchase CRT securities	46,332	13,289	(220,146)	39,609
	60,952	50,860	(430,655)	134,769
Interest income — Deposits securing CRT arrangements	288	11,193	6,893	25,798
	$57,307	$87,917	$(461,923)	$226,427

Payments made to settle losses on credit risk transfer arrangements	$2,935	$1,671	$7,114	$3,447

	September 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(82,004)	$115,863
CRT strips	(52,740)	54,930
	$(134,744)	$170,793

Firm commitment to purchase credit risk transfer securities at fair value	$(148,794)	$109,513
Deposits securing CRT arrangements	$1,417,792	$1,969,784
Interest-only security payable at fair value	$12,940	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,417,792	$1,969,784

Face amount of firm commitment to purchase CRT securities	$1,699,684	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$26,681,540	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$24,183,877	$41,355,622
30-89 days delinquent	$620,584	$463,331
90-180 days delinquent	$913,758	$106,234
180 or more days delinquent	$958,761	$8,802
Foreclosure	$4,560	$10,128
Bankruptcy	$63,647	$55,452

UPB of loans — firm commitment to purchase CRT securities	$43,679,796	$38,738,396
Collection status (UPB):
Delinquency (3)
Current	$41,014,332	$38,581,080
30-89 days delinquent	$707,421	$146,256
90-180 days delinquent	$964,130	$9,109
180 or more days delinquent	$991,991	$—
Foreclosure	$1,922	$1,951
Bankruptcy	$15,325	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $134.7 million in CRT strip and CRT derivative liabilities at September 30, 2020.
(2)

At September 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $282.8 million in the 30-89 days delinquent category; $757.6 million in 90-180 days delinquent category; and $828.8 million in the 180 or more days delinquent category.

(3)

At September 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $343.2 million in the 30-89 days delinquent category; $790.3 million in the 90-180 days delinquent category; $840.5 million in the 180 days or more delinquent not in foreclosure category; and $2.6 million in bankruptcy.

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

Following is a summary of the Company’s jumbo loan financing:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$2,763	$2,939	$8,117	$8,815
Interest expense	$2,561	$2,196	$9,558	$9,020

	September 30, 2020	December 31, 2019
	(in thousands)
Loans at fair value	$185,698	$256,367
Asset-backed financing at fair value	$175,879	$243,360
Certificates retained at fair value	$9,819	$13,007

Note 7— Fair Value

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$81,624	$—	$—	$81,624
Mortgage-backed securities at fair value	—	2,404,766	—	2,404,766
Loans acquired for sale at fair value	—	3,985,247	39,247	4,024,494
Loans at fair value	—	185,698	8,134	193,832
Excess servicing spread purchased from PFSI	—	—	142,990	142,990
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	1,078	—	—	1,078
Put options on interest rate futures	3,063	—	—	3,063
Forward purchase contracts	—	27,151	—	27,151
Forward sale contracts	—	9,203	—	9,203
MBS put options	—	14,086	—	14,086
MBS call options	—	3,691	—	3,691
Swap futures	—	6,080	—	6,080
Interest rate lock commitments	—	—	81,236	81,236
Total derivative assets before netting	4,141	60,211	81,236	145,588
Netting	—	—	—	(38,152)
Total derivative and credit risk transfer strip assets after netting	4,141	60,211	81,236	107,436
Mortgage servicing rights at fair value	—	—	1,388,403	1,388,403
	$85,765	$6,635,922	$1,660,010	$8,343,545
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$175,879	$—	$175,879
Interest-only security payable at fair value	—	—	12,940	12,940
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	5,898	—	5,898
Forward sales contracts	—	44,210	—	44,210
CRT derivatives	—	—	82,004	82,004
Interest rate lock commitments	—	—	9,119	9,119
Total derivative liabilities before netting	—	50,108	91,123	141,231
Netting	—	—	—	(27,891)
Total derivative liabilities after netting	—	50,108	91,123	113,340
Credit risk transfer strips	—	—	52,740	52,740
Total derivative and credit risk transfer strips liabilities	—	50,108	143,863	166,080
Firm commitment to purchase credit risk transfer securities at fair value	—	—	148,794	148,794
	$—	$225,987	$305,597	$450,953

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,836	$—	$—	$90,836
Mortgage-backed securities at fair value	—	2,839,633	—	2,839,633
Loans acquired for sale at fair value	—	4,129,858	18,567	4,148,425
Loans at fair value	—	256,367	14,426	270,793
Excess servicing spread purchased from PFSI	—	—	178,586	178,586
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,809	—	—	3,809
Put options on interest rate futures	2,859	—	—	2,859
Forward purchase contracts	—	7,525	—	7,525
Forward sale contracts	—	637	—	637
MBS put options	—	1,625	—	1,625
Swap futures	—	4,347	—	4,347
CRT derivatives	—	—	115,863	115,863
Interest rate lock commitments	—	—	11,726	11,726
Repurchase agreement derivatives	—	—	5,275	5,275
Total derivative assets before netting	6,668	14,134	132,864	153,666
Netting	—	—	—	(6,278)
Total derivative assets after netting	6,668	14,134	132,864	147,388
Credit risk transfer strips	—	—	54,930	54,930
Total derivative and credit risk transfer strips assets	6,668	14,134	187,794	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	—	109,513	109,513
Mortgage servicing rights at fair value	—	—	1,535,705	1,535,705
	$97,504	$7,239,992	$2,044,591	$9,375,809
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$243,360	$—	$243,360
Interest-only security payable at fair value	—	—	25,709	25,709
Derivative liabilities:
Forward purchase contracts	—	3,600	—	3,600
Forward sales contracts	—	15,644	—	15,644
Interest rate lock commitments	—	—	572	572
Total derivative liabilities before netting	—	19,244	572	19,816
Netting	—	—	—	(13,393)
Total derivative liabilities after netting	—	19,244	572	6,423
	$—	$262,604	$26,281	$275,492

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(63,926)	$83,956	$5,275	$(61,375)	$(191,193)	$1,189,605	$1,151,272
Purchases and issuances	24,089	—	—	—	31,217	—	—	—	—	55,306
Repayments and sales	(14,104)	(470)	(7,682)	(11,562)	—	(5,328)	(10,460)	—	(7)	(49,613)
Capitalization of interest and fees	—	—	2,070	—	—	—	—	—	—	2,070
ESS received pursuant to a recapture agreement with PFSI	—	—	531	—	—	—	—	—	—	531
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(3,933)	265,278	261,345
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(51)	193	(3,135)	(6,516)	197,440	53	19,095	46,332	(66,473)	186,938
	(51)	193	(3,135)	(6,516)	197,440	53	19,095	46,332	(66,473)	186,938
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(240,496)	—	—	—	—	(240,496)
Balance, September 30, 2020	$39,247	$8,134	$142,990	$(82,004)	$72,117	$—	$(52,740)	$(148,794)	$1,388,403	$1,367,353
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2020	$(198)	$59	$(3,135)	$(17,996)	$72,117	$—	$8,635	$46,332	$(66,473)	$39,341

(1)	For the purpose of this table, CRT derivatives, CRT strips, interest rate lock commitments (“IRLCs”), and firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2020
(in thousands)
Interest-only security payable:
Balance, June 30, 2020	$14,981
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(2,041)
(2,041)
Balance, September 30, 2020	$12,940
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2020	$(2,041)

	Quarter ended September 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	CRT strips	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2019	$14,188	$74,473	$194,156	$124,033	$13,614	$12,046	$62,479	$15,581	$1,126,427	$1,636,997
Purchases and issuances	10,211	—	—	—	34,617	760	—	—	—	45,588
Repayments and sales	(5,717)	(56,968)	(9,819)	(17,423)	—	(7,750)	(16,082)	—	—	(113,759)
Capitalization of interest	—	181	2,291	—	—	—	—	—	—	2,472
Capitalization of advances	—	97	—	—	—	—	—	—	—	97
ESS received pursuant to a recapture agreement with PFSI	—	—	377	—	—	—	—	—	—	377
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	—	25,864	249,888	275,752
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	24	(1,178)	(3,864)	14,773	13,054	219	21,171	13,289	(213,601)	(156,113)
	24	(1,178)	(3,864)	14,773	13,054	219	21,171	13,289	(213,601)	(156,113)
Transfers:
Loans to REO	—	(1,250)	—	—	—	—	—	—	—	(1,250)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(56,907)	—	—	—	—	(56,907)
Balance, September 30, 2019	$18,706	$15,355	$183,141	$121,383	$4,378	$5,275	$67,568	$54,734	$1,162,714	$1,633,254
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2019	$(29)	$(3,379)	$(3,864)	$(4,530)	$4,378	$—	$5,089	$13,289	$(213,601)	$(202,647)

(1)	For the purpose of this table IRLC assets and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2019
(in thousands)
Interest-only security payable:
Balance, June 30, 2019	$26,356
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(1,627)
(1,627)
Balance, September 30, 2019	$24,729
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2019	$(1,627)

	Nine months ended September 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$5,275	$54,930	$109,513	$1,535,705	$2,044,019
Purchases and issuances	56,376	1,058	—	—	293,183	—	—	—	—	350,617
Repayments and sales	(35,136)	(5,395)	(25,112)	(43,694)	—	(5,328)	(38,565)	—	(7)	(153,237)
Capitalization of interest and fees	—	—	6,416	—	—	—	—	—	—	6,416
ESS received pursuant to a recapture agreement with PFSI	—	—	1,393	—	—	—	—	—	—	1,393
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(38,161)	717,227	679,066
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(560)	(1,070)	(18,293)	(154,173)	397,138	53	(69,105)	(220,146)	(864,522)	(930,678)
	(560)	(1,070)	(18,293)	(154,173)	397,138	53	(69,105)	(220,146)	(864,522)	(930,678)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(629,358)	—	—	—	—	(629,358)
Balance, September 30, 2020	$39,247	$8,134	$142,990	$(82,004)	$72,117	$—	$(52,740)	$(148,794)	$1,388,403	$1,367,353
Changes in fair value recognized during the period relating to assets still held at September 30, 2020	$(787)	$(1,081)	$(18,293)	$(196,404)	$72,117	$—	$(107,670)	$(220,146)	$(864,522)	$(1,336,786)

(1)	For the purpose of this table, CRT derivatives, CRT strips, IRLCs, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	(12,769)
(12,769)
Balance, September 30, 2020	$12,940
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2020	$(12,769)

	Nine months ended September 30, 2019
Assets	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments (1)	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$123,987	$11,988	$14,511	$—	$37,994	$1,162,369	$1,702,165
Purchases and issuances	17,290	1,077	—	—	48,938	10,057	—	—	—	77,362
Repayments and sales	(17,736)	(88,372)	(30,901)	(59,636)	—	(19,317)	(16,082)	(31,925)	—	(263,969)
Capitalization of interest	—	2,109	8,124	—	—	—	—	—	—	10,233
Capitalization of advances	—	1,248	—	—	—	—	—	—	—	1,248
ESS received pursuant to a recapture agreement with PFSI	—	—	1,327	—	—	—	—	—	—	1,327
Amounts received pursuant to sales of loans	—	—	—	—	—	—	—	65,860	534,742	600,602
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	869	(9,881)	(11,519)	57,032	72,378	24	26,846	39,609	(534,397)	(359,039)
	869	(6,144)	(11,519)	57,032	72,378	24	26,846	39,609	(534,397)	(355,302)
Transfers:
Loans to REO	—	(12,295)	—	—	—	—	—	—	—	(12,295)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	—	56,804	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale	—	—	—	—	(128,926)	—	—	—	—	(128,926)
Balance, September 30, 2019	$18,706	$15,355	$183,141	$121,383	$4,378	$5,275	$67,568	$54,734	$1,162,714	$1,633,254
Changes in fair value recognized during the period relating to assets still held at September 30, 2019	$57	$(6,670)	$(11,519)	$(4,484)	$4,378	$—	$10,764	$39,609	$(534,397)	$(502,262)

(1)	For the purpose of this table IRLC assets and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Liabilities	Nine months ended September 30, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—
Other factors	(11,282)
(11,282)
Balance, September 30, 2019	$24,729
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2019	$(11,282)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	September 30, 2020			December 31, 2019
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent:	$4,011,953	$3,830,095	$181,858	$4,147,374	$4,010,444	$136,930
90 or more days delinquent:
Not in foreclosure	12,197	13,606	(1,409)	572	615	(43)
In foreclosure	344	416	(72)	479	566	(87)
	12,541	14,022	(1,481)	1,051	1,181	(130)
	$4,024,494	$3,844,117	$180,377	$4,148,425	$4,011,625	$136,800
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$177,925	$163,502	$14,423	$255,706	$251,425	$4,281
90 or more days delinquent:
Not in foreclosure	7,773	9,004	(1,231)	661	809	(148)
In foreclosure	—	—	—	—	—	—
	7,773	9,004	(1,231)	661	809	(148)
	185,698	172,506	13,192	256,367	252,234	4,133
Distressed loans:
Current through 89 days delinquent	2,335	4,295	(1,960)	3,179	6,202	(3,023)
90 or more days delinquent:
Not in foreclosure	3,049	12,273	(9,224)	4,897	13,154	(8,257)
In foreclosure	2,750	5,201	(2,451)	6,350	15,698	(9,348)
	5,799	17,474	(11,675)	11,247	28,852	(17,605)
	8,134	21,769	(13,635)	14,426	35,054	(20,628)
	$193,832	$194,275	$(443)	$270,793	$287,288	$(16,495)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2020
	Net gain on loans acquired for sale	Net gain (loss) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(37,873)	$—	$7,384	$(30,489)
Loans acquired for sale at fair value	231,934	—	—	—	231,934
Loans at fair value	—	(2,712)	—	880	(1,832)
ESS at fair value	—	(3,135)	—	2,070	(1,065)
Credit risk transfer strips	—	19,095	—	—	19,095
Firm commitment to purchase credit risk transfer securities at fair value	(3,933)	46,332	—	—	42,399
MSRs at fair value	—	—	(66,473)	—	(66,473)
	$228,001	$21,707	$(66,473)	$10,334	$193,569
Liabilities:
Interest-only security payable at fair value	$—	$2,041	$—	$—	$2,041
Asset-backed financing of a VIE at fair value	—	3,106	—	950	4,056
	$—	$5,147	$—	$950	$6,097

	Quarter ended September 30, 2019
	Net gain on loans acquired for sale	Net gain (loss) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$13,450	$—	$(2,359)	$11,091
Loans acquired for sale at fair value	54,819	—	—	—	54,819
Loans at fair value	—	1,458	—	484	1,942
ESS at fair value	—	(3,864)	—	2,291	(1,573)
Credit risk transfer strips	—	21,171	—	—	21,171
Firm commitment to purchase credit risk transfer securities at fair value	25,864	13,289	—	—	39,153
MSRs at fair value	—	—	(213,601)	—	(213,601)
	$80,683	$45,504	$(213,601)	$416	$(86,998)
Liabilities:
Interest-only security payable	$—	$1,627	$—	$—	$1,627
Asset-backed financing of a VIE at fair value	—	(2,988)	—	99	(2,889)
	$—	$(1,361)	$—	$99	$(1,262)

	Nine months ended September 30, 2020
	Net gain on loans acquired for sale	Net gain (loss) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$95,158	$—	$(16,477)	$78,681
Credit risk transfer strips	—	(69,105)	—	—	(69,105)
Loans acquired for sale at fair value	636,962	—	—	—	636,962
Loans at fair value	—	(6,049)	—	1,720	(4,329)
ESS at fair value	—	(18,293)	—	6,416	(11,877)
Firm commitment to purchase credit risk transfer securities at fair value	(38,161)	(220,146)	—	—	(258,307)
MSRs at fair value	—	—	(864,522)	—	(864,522)
	$598,801	$(218,435)	$(864,522)	$(8,341)	$(492,497)
Liabilities:
Interest-only security payable at fair value	$—	$12,769	$—	$—	$12,769
Asset-backed financing of a VIE at fair value	—	4,872	—	(4,045)	827
	$—	$17,641	$—	$(4,045)	$13,596

	Nine months ended September 30, 2019
	Net gain on loans acquired for sale	Net gain (loss) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$77,820	$—	$(13,128)	$64,692
Credit risk transfer strips	—	26,846	—	—	26,846
Loans acquired for sale at fair value	147,412	—	—	—	147,412
Loans at fair value	—	3,436	—	2,762	6,198
ESS at fair value	—	(11,519)	—	8,124	(3,395)
Firm commitment to purchase credit risk transfer securities at fair value	65,860	39,609	—	—	105,469
MSRs at fair value	—	—	(534,397)	—	(534,397)
	$213,272	$136,192	$(534,397)	$(2,242)	$(187,175)
Liabilities:
Interest-only security payable at fair value	$—	$11,282	$—	$—	$11,282
Asset-backed financing of a VIE at fair value	—	(8,186)	—	(1,905)	(10,091)
	$—	$3,096	$—	$(1,905)	$1,191

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2020	$—	$—	$13,263	$13,263
December 31, 2019	$—	$—	$24,115	$24,115

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Real estate asset acquired in settlement of loans	$(69)	$(1,785)	$(1,263)	$(2,392)

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

Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	September 30, 2020		December 31, 2019
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$1,602,389	$1,514,779	$1,696,295	$1,705,544
Exchangeable senior notes	$196,058	$197,977	$443,506	$462,117

The fair value of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes were based on non-affiliate broker indications of fair value.

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

The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, investment, and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes MBS as “Level 2” fair value assets. Fair value of MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gain (loss) on investments in the consolidated statements of operations.

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
•

For the loans at fair value held in a VIE, the quoted indications of fair value of all of the individual securities issued by the securitization trust are used to derive a fair value for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants.

•

Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser of distressed loans, are categorized as “Level 3” fair value assets:

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

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of operations.

Following are the key inputs used in determining the fair value of ESS:

	September 30, 2020	December 31, 2019
Fair value (in thousands)	$142,990	$178,586
UPB of underlying loans (in thousands)	$17,070,283	$19,904,571
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3)
Range	9.6% – 17.6%	8.7% – 16.2%
Weighted average	11.8%	11.0%
Equivalent life (in years)
Range	2.4 - 6.7	2.7 - 7.2
Weighted average	5.8	6.1

(1)	Weighted-average inputs are based on UPB of the underlying loans.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$—	$115,863
Liabilities	$82,004	$—
UPB of loans in reference pools	$16,710,981	$24,824,616
Key inputs (1)
Discount rate
Range	5.8% – 8.6%	4.7% – 5.3%
Weighted average	6.1%	5.2%
Voluntary prepayment speed (2)
Range	21.6% – 25.9%	16.4% – 18.5%
Weighted average	25.2%	17.9%
Involuntary prepayment speed (3)
Range	0.9% – 1.4%	0.2% – 0.3%
Weighted average	1.0%	0.3%
Remaining loss expectation (4)
Range	0.5% – 1.0%	0.1% – 0.1%
Weighted average	0.6%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2020	December 31, 2019
Fair value (in thousands) (1)	$72,117	$11,154
Key inputs (2)
Pull-through rate
Range	34.9% – 100%	64.6% – 100%
Weighted average	83.6%	93.3%
MSR fair value expressed as
Servicing fee multiple
Range	2.0 – 5.1	2.1 – 5.8
Weighted average	4.2	4.7
Percentage of UPB
Range	0.5% – 1.8%	0.7% – 2.2%
Weighted average	1.1%	1.4%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at December 31, 2019. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of operations. The master repurchase agreement expired on August 21, 2019.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain on loans acquired for sale, Net gain (loss) on investments, or Net loan servicing fees, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the CRT strips and Deposits securing CRT arrangements. The Company applies adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. Fair value of the CRT strips is derived by deducting the balance of the Deposits securing CRT arrangements from the fair value of the certificates derived from indications provided by the nonaffiliated brokers.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value
CRT strips:
Assets	$—	$54,930
Liabilities	$52,740	$—
UPB of loans in the reference pools	$9,970,559	$17,119,501
Key inputs (1)
Discount rate	7.6%	6.3%
Voluntary prepayment speed (2)	32.3%	23.4%
Involuntary prepayment speed (3)	1.6%	0.2%
Remaining loss expectation (4)	0.5%	0.1%

(1)	Weighted average inputs are based on the fair value amounts of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate, and the voluntary and involuntary prepayment speeds and remaining loss expectations of the loans in the reference pools. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value are recorded in Net gain (loss) on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value:
Assets	$—	$109,513
Liabilities	$148,794	$—
UPB of loans in the reference pools	$43,679,796	$38,738,396
Key inputs (1)
Discount rate	9.2%	6.5%
Voluntary prepayment speed (2)	20.5%	14.3%
Involuntary prepayment speed (3)	0.6%	0.1%
Remaining loss expectation (4)	0.3%	0.1%

(1)	Weighted average inputs are based on the fair value amounts of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the reference loans.

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

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee based on the remaining outstanding principal balances of the loans subject to the servicing agreements. The Company generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increase, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$265,278	$249,888	$717,227	$534,742
UPB of underlying loans	$25,878,541	$17,308,797	$64,678,483	$37,640,484
Weighted average annual servicing fee rate (in basis points)	27	33	28	32
Key inputs (1)
Pricing spread (2)
Range	8.0% – 8.0%	5.6% – 9.8%	6.7% – 11.3%	5.6% – 9.9%
Weighted average	8.0%	5.6%	7.7%	5.8%
Prepayment speed (3)
Range	7.0% – 13.1%	9.4% – 26.1%	7.0% – 20.9%	8.7% – 26.1%
Weighted average	7.9%	13.1%	9.8%	12.5%
Equivalent average life (in years)
Range	3.7 – 9.2	3.1 – 6.6	3.6 – 9.2	3.1 – 6.9
Weighted average	8.5	6.2	7.6	6.4
Annual per-loan cost of servicing
Range	$80 – $80	$78 – $78	$78 – $80	$78 – $78
Weighted average	$80	$78	$79	$78

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2020	December 31, 2019
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$1,388,403	$1,535,705
UPB of underlying loans	$152,371,249	$131,024,381
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.9%	4.2%
Key inputs (1):
Pricing spread (2)
Range	8.0% – 11.1%	6.8% – 9.9%
Weighted average	8.0%	6.8%
Effect on fair value of:
5% adverse change	$(23,512)	$(20,666)
10% adverse change	$(46,236)	$(40,783)
20% adverse change	$(89,459)	$(79,453)
Prepayment speed (3)
Range	15.0% – 30.4%	10.2% – 22.0%
Weighted average	15.3%	12.1%
Equivalent average life (in years)
Range	2.6 – 5.8	2.4 – 6.5
Weighted average	5.6	6.3
Effect on fair value of:
5% adverse change	$(44,959)	$(35,768)
10% adverse change	$(87,783)	$(69,973)
20% adverse change	$(167,536)	$(134,068)
Annual per-loan cost of servicing
Range	$79 – $110	$77 – $78
Weighted average	$80	$78
Effect on fair value of:
5% adverse change	$(9,723)	$(9,964)
10% adverse change	$(19,446)	$(19,928)
20% adverse change	$(38,891)	$(39,856)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$2,612,986	$2,600,357	$2,839,633	$2,610,422
Purchases	153,725	528,367	1,769,211	609,569
Sales	—	(704,178)	(1,601,490)	(704,178)
Repayments	(331,456)	(110,627)	(681,269)	(255,495)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums	7,384	(2,359)	(16,477)	(13,128)
Valuation adjustments	(37,873)	13,450	95,158	77,820
	(30,489)	11,091	78,681	64,692
Balance at end of period	$2,404,766	$2,325,010	$2,404,766	$2,325,010

Following is a summary of the Company’s investment in MBS:

	September 30, 2020				December 31, 2019
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Fannie Mae	$971,762	$22,019	$24,960	$1,018,741	$1,946,203	$29,657	$33,233	$2,009,093
Freddie Mac	1,324,227	31,879	29,919	1,386,025	809,595	11,083	9,862	830,540
	$2,295,989	$53,898	$54,879	$2,404,766	$2,755,798	$40,740	$43,095	$2,839,633

(1)

All MBS are fixed-rate pass-through securities with maturities of more than ten years. $2.0 billion and $2.8 billion are pledged to secure Assets sold under agreements to repurchase, respectively at September 30, 2020 and December 31, 2019.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2020	December 31, 2019
	(in thousands)
Agency-eligible	$3,551,423	$3,626,038
Held for sale to PLS — Government insured or guaranteed	432,716	490,383
Jumbo	1,108	13,437
Home equity lines of credit	6,219	4,632
Commercial real estate	1,020	1,015
Repurchased pursuant to representations and warranties	32,008	12,920
	$4,024,494	$4,148,425

Loans pledged to secure:
Assets sold under agreements to repurchase	$3,873,063	$4,070,134
Mortgage loan participation purchase and sale agreements	83,244	—
	$3,956,307	$4,070,134

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4 —Transactions with Related Parties.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of fixed interest rate jumbo loans held in a VIE securing an asset-backed financing and distressed loans that were not acquired for sale but may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	September 30, 2020	December 31, 2019
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$185,698	$256,367
Distressed loans	8,134	14,426
	$193,832	$270,793
Loans at fair value pledged to secure:
Asset-backed financing of a VIE at fair value	$185,698	$256,367
Assets sold under agreements to repurchase	3,922	12,390
	$189,620	$268,757

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2020	December 31, 2019
	(in thousands)
Derivative assets	$107,436	$147,388
Credit risk transfer strip assets	—	54,930
	$107,436	$202,318

Derivative liabilities	$113,340	$6,423
Credit risk transfer strip liabilities	52,740	—
	$166,080	$6,423

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
•

CRT Agreements whereby the Company retained a Recourse Obligation relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans; and

•

Derivatives that were embedded in a master repurchase agreement that provided for the Company to receive interest expense offsets if it financed loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

The Company engages in risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Subject to master netting agreements─used for economic hedging purposes:
Call options on interest rate futures	850,000	$1,078	$—	2,662,500	$3,809	$—
Put options on interest rate futures	1,775,000	3,063	—	950,000	2,859	—
Forward purchase contracts	12,730,860	27,151	5,898	5,883,198	7,525	3,600
Forward sale contracts	21,485,541	9,203	44,210	9,297,179	637	15,644
MBS put options	8,900,000	14,086	—	4,000,000	1,625	—
MBS call options	1,500,000	3,691	—	—	—	—
Swap futures	3,125,000	6,080	—	2,075,000	4,347	—
Swaptions	3,575,000	—	—	2,700,000	—	—
Bond futures	449,500	—	—	114,500	—	—
Not subject to master netting arrangements:
CRT derivatives	16,710,981	—	82,004	24,824,616	115,863	—
Interest rate lock commitments	12,451,210	81,236	9,119	3,199,680	11,726	572
Repurchase agreement derivatives		—	—		5,275	—
Total derivative instruments before netting		145,588	141,231		153,666	19,816
Netting		(38,152)	(27,891)		(6,278)	(13,393)
		$107,436	$113,340		$147,388	$6,423
Margin deposits (received from) placed with derivatives counterparties, net		$(10,293)			$7,114
Derivative assets pledged to secure:
Assets sold under agreements to repurchase					$27,073
Notes payable					115,110
					$142,183

The following tables summarize the notional amount activity for derivative contracts used for economic hedging purposes:

	Notional amounts, quarter ended September 30, 2020
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Call options on interest rate futures	600,000	2,750,000	(2,500,000)	850,000
Put options on interest rate futures	550,000	5,025,000	(3,800,000)	1,775,000
Forward purchase contracts	9,714,759	119,230,393	(116,214,292)	12,730,860
Forward sales contracts	14,851,973	149,461,006	(142,827,438)	21,485,541
MBS put options	10,650,000	23,800,000	(25,550,000)	8,900,000
MBS call options	—	1,500,000	—	1,500,000
Swap futures	3,325,000	4,150,000	(4,350,000)	3,125,000
Swaptions	1,875,000	7,050,000	(5,350,000)	3,575,000
Bond futures	324,500	4,950,400	(4,825,400)	449,500

	Notional amounts, quarter ended September 30, 2019
	Beginning		Dispositions/	End
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Call options on interest rate futures	2,413,500	9,598,500	(11,227,000)	785,000
Put options on interest rate futures	2,111,200	14,061,200	(12,547,400)	3,625,000
Forward purchase contracts	12,858,356	82,180,633	(85,670,050)	9,368,939
Forward sales contracts	9,101,624	108,395,576	(107,365,473)	10,131,727
MBS put options	9,050,000	18,100,000	(19,800,000)	7,350,000
MBS call options	2,350,000	2,350,000	(4,700,000)	—
Swap futures	400,000	2,599,970	(2,970)	2,997,000
Bond futures	920,000	8,230,100	(8,723,100)	427,000

	Notional amounts, nine months ended September 30, 2020
	Beginning		Dispositions/	End
Instrument	of period	Additions	expirations	of period
	(in thousands)
Call options on interest rate futures	2,662,500	33,492,500	(35,305,000)	850,000
Put options on interest rate futures	950,000	35,925,000	(35,100,000)	1,775,000
Forward purchase contracts	5,883,198	305,632,665	(298,785,003)	12,730,860
Forward sales contracts	9,297,179	380,851,601	(368,663,239)	21,485,541
MBS put options	4,000,000	62,850,000	(57,950,000)	8,900,000
MBS call options	—	1,500,000	—	1,500,000
Swap futures	2,075,000	15,400,000	(14,350,000)	3,125,000
Swaptions	2,700,000	23,825,000	(22,950,000)	3,575,000
Bond futures	114,500	15,303,400	(14,968,400)	449,500

	Notional amounts, nine months ended September 30, 2019
	Beginning		Dispositions/	End
Instrument	of period	Additions	expirations	of period
	(in thousands)
Call options on interest rate futures	512,500	19,004,500	(18,732,000)	785,000
Put options on interest rate futures	1,102,500	23,037,400	(20,514,900)	3,625,000
Forward purchase contracts	3,072,223	170,410,969	(164,114,253)	9,368,939
Forward sales contracts	4,595,241	216,219,234	(210,682,748)	10,131,727
MBS put options	2,550,000	42,600,000	(37,800,000)	7,350,000
MBS call options	500,000	13,200,000	(13,700,000)	—
Swap futures	—	2,999,970	(2,970)	2,997,000
Bond futures	815,000	16,190,600	(16,578,600)	427,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of September 30, 2020 and December 31, 2019, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	September 30, 2020			December 31, 2019
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures	$1,078	$—	$1,078	$3,809	$—	$3,809
Put options on interest rate futures	3,063	—	3,063	2,859	—	2,859
Forward purchase contracts	27,151	—	27,151	7,525	—	7,525
Forward sale contracts	9,203	—	9,203	637	—	637
MBS put options	14,086	—	14,086	1,625	—	1,625
MBS call options	3,691	—	3,691	—	—	—
Swap futures	6,080	—	6,080	4,347	—	4,347
Netting	—	(38,152)	(38,152)	—	(6,278)	(6,278)
	64,352	(38,152)	26,200	20,802	(6,278)	14,524
Not subject to master netting arrangements:
CRT derivatives	—	—	—	115,863	—	115,863
Interest rate lock commitments	81,236	—	81,236	11,726	—	11,726
Repurchase agreement derivatives	—	—	—	5,275	—	5,275
	81,236	—	81,236	132,864	—	132,864
	$145,588	$(38,152)	$107,436	$153,666	$(6,278)	$147,388

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$—	$—	$—	$—	$115,863	$—	$—	$115,863
Interest rate lock commitments	81,236	—	—	81,236	11,726	—	—	11,726
Bank of America, N.A.	7,829	—	—	7,829	2,489	—	—	2,489
J.P. Morgan Securities LLC	5,506	—	—	5,506	1,551	—	—	1,551
RJ O’Brien & Associates, LLC	4,141	—	—	4,141	6,668	—	—	6,668
PNC Capital Markets LLC	2,780	—	—	2,780	—	—	—	—
Credit Suisse Securities (USA) LLC	1,415	—	—	1,415	—	—	—	—
Deutsche Bank Securities LLC	1,378	—	—	1,378	5,398	—	—	5,398
Other	3,151	—	—	3,151	3,693	—	—	3,693
	$107,436	$—	$—	$107,436	$147,388	$—	$—	$147,388

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2020			December 31, 2019
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$5,898	$—	$5,898	$3,600	$—	$3,600
Forward sales contracts	44,210	—	44,210	15,644	—	15,644
Netting	—	(27,891)	(27,891)	—	(13,393)	(13,393)
	50,108	(27,891)	22,217	19,244	(13,393)	5,851
Not subject to master netting arrangements
CRT derivatives	82,004	—	82,004	—	—	—
Interest rate lock commitments	9,119	—	9,119	572	—	572
	141,231	(27,891)	113,340	19,816	(13,393)	6,423
Assets sold under agreements to repurchase:
UPB	5,445,773	—	5,445,773	6,649,179	—	6,649,179
Unamortized debt issuance costs	(5,938)	—	(5,938)	(289)	—	(289)
	5,439,835	—	5,439,835	6,648,890	—	6,648,890
	$5,581,066	$(27,891)	$5,553,175	$6,668,706	$(13,393)	$6,655,313

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

	September 30, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
CRT derivatives	$82,004	$—	$—	$82,004	$—	$—	$—	$—
Interest rate lock commitments	9,119	—	—	9,119	572	—	—	572
Credit Suisse Securities (USA) LLC	1,009,308	(1,009,308)	—	—	720,411	(719,902)	—	509
Bank of America, N.A.	891,783	(891,783)	—	—	1,339,291	(1,339,291)	—	—
J.P. Morgan Securities LLC	574,547	(574,547)	—	—	1,736,829	(1,736,829)	—	—
Daiwa Capital Markets	556,504	(556,504)	—	—	906,439	(906,439)	—	—
Morgan Stanley & Co. LLC	498,631	(495,496)	—	3,135	656,728	(656,728)	—	—
Citigroup Global Markets Inc.	475,231	(473,058)	—	2,173	412,999	(411,933)	—	1,066
Mizuho Securities	449,694	(449,129)	—	565	392,038	(391,627)	—	411
RBC Capital Markets, L.P.	374,379	(374,379)	—	—	290,388	(290,388)	—	—
BNP Paribas	349,387	(349,387)	—	—	116,155	(115,733)	—	422
Amherst Pierpont Securities LLC	147,407	(147,407)	—	—	80,309	(80,309)	—	—
Barclays Capital Inc.	124,775	(124,775)	—	—	52	—	—	52
Federal Home Loan Mortgage Corporation	13,104	—	—	13,104	—	—	—	—
Wells Fargo Securities, LLC	2,985	—	—	2,985	—	—	—	—
Federal National Mortgage Association	—	—	—	—	1,996	—	—	1,996
Other	255	—	—	255	1,395	—	—	1,395
	$5,559,113	$(5,445,773)	$—	$113,340	$6,655,602	$(6,649,179)	$—	$6,423

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Statement of operations line	2020	2019	2020	2019
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale (1)	$(11,839)	$47,671	$60,964	$121,316
CRT derivatives	Net gain (loss) on investments	$(6,516)	$14,773	$(154,173)	$57,032
Repurchase agreement derivatives	Interest expense	$53	$219	$53	$24
Hedged item (2):
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(117,926)	$(21,737)	$(350,191)	$(100,326)
Mortgage servicing rights	Net loan servicing fees	$962	$133,921	$717,498	$230,592
Fixed-rate and prepayment sensitive assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$(1,266)	$(13,556)	$46,926	$31,005

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan are shown in the rollforward of IRLCs for the period in Note 7– Fair Value - Financial Statement Items Measured at Fair Value on a Recurring Basis.

(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips

Credit risk transfer strips contractually restricted from sale (1)	September 30, 2020	December 31, 2019
	(in thousands)
Assets
Through June 13, 2020	$—	$17,629
To maturity	—	37,301
	$—	$54,930

Liabilities
Unrestricted	$205	$—
To maturity	52,535	—
	$52,740	$—

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$1,189,605	$1,126,427	$1,535,705	$1,162,369
Sales	(7)	—	(7)	—
MSRs resulting from loan sales	265,278	249,888	717,227	534,742
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(13,054)	(157,928)	(687,950)	(391,323)
Other changes in fair value (2)	(53,419)	(55,673)	(176,572)	(143,074)
	(66,473)	(213,601)	(864,522)	(534,397)
Balance at end of period	$1,388,403	$1,162,714	$1,388,403	$1,162,714

	September 30, 2020	December 31, 2019
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$1,377,182	$1,510,651

(1)	Primarily reflects changes in pricing spread (discount rate), prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Contractually-specified servicing fees	$98,027	$76,377	$294,319	$204,568
Ancillary and other fees:
Late charges	194	488	1,093	1,158
Other	18,466	6,506	36,645	15,452
	$116,687	$83,371	$332,057	$221,178

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$43,559	$97,808	$65,583	$85,681
Transfers:
From loans at fair value and advances	—	10,985	1,166	23,256
From real estate held for investment (1)	—	—	—	30,432
Results of REO:
Valuation adjustments, net	(6)	(2,546)	(1,577)	(5,961)
Gain on sale, net	2,265	3,248	6,724	7,258
	2,259	702	5,147	1,297
Sales	(10,121)	(30,294)	(36,199)	(61,465)
Balance at end of period	$35,697	$79,201	$35,697	$79,201

	September 30, 2020	December 31, 2019
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$19,171	$40,938

(1)	During the quarter ended June 30, 2019, the Company committed to liquidate its real estate held for investment and transferred its holdings to real estate acquired in settlement of loans.

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.49%	3.25%	1.77%	3.35%
Average balance	$4,054,686	$5,773,934	$4,986,701	$5,180,436
Total interest expense (2)	$19,259	$48,595	$74,081	$126,194
Maximum daily amount outstanding	$7,170,860	$6,694,496	$8,664,587	$6,893,551

(1)

Excludes the effect of amortization of net debt issuance costs of $4.1 million and $7.9 million, respectively, for the quarter and nine months ended September 30, 2020 and net debt issuance cost and premiums of $692,000 and $5.5 million for the quarter and nine months ended September 30, 2019, respectively.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter and nine months ended September 30, 2019 include recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter and nine months ended September 30, 2019, the Company recognized $979,000 and $10.8 million, respectively, in such incentives as a reduction of Interest expense. The master repurchase agreement expired on August 21, 2019.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,445,773	$6,649,179
Unamortized debt issuance costs, net	(5,938)	(289)
	$5,439,835	$6,648,890
Weighted average interest rate	2.21%	2.85%
Available borrowing capacity (1):
Committed	$—	$—
Uncommitted	2,026,354	2,278,264
	$2,026,354	$2,278,264
Margin deposits placed with counterparties included in Other assets	$40,486	$91,871
Assets securing agreements to repurchase:
Mortgage-backed securities	$1,992,786	$2,839,633
Loans acquired for sale at fair value	$3,873,063	$4,070,134
Loans at fair value	$3,922	$12,390
CRT derivatives	$—	$27,073
MSRs (2)	$1,377,182	$1,354,907
Real estate acquired in settlement of loans	$19,171	$40,938
Deposits securing CRT arrangements	$—	$445,194

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2020	Unpaid principal balance
(in thousands)
Within 30 days	$1,897,127
Over 30 to 90 days	3,174,267
Over 90 days to 180 days	374,380
$5,445,774
Weighted average maturity (in months)	1.7

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2020:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$155,819	December 24, 2020	April 23, 2021
Bank of America, N.A.	$55,459	November 7, 2020	March 11, 2021
JPMorgan Chase & Co.	$21,512	November 24, 2020	January 7, 2021
Citibank, N.A.	$35,298	December 23, 2020	August 3, 2021
Morgan Stanley	$34,025	November 3, 2020	November 3, 2020
Royal Bank of Canada	$25,684	November 30, 2020	November 30, 2020
BNP Paribas	$23,414	December 24, 2020	July 30, 2021

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Barclays Capital Inc.	$420,229	October 19, 2020
Bank of America, N.A.	$38,249	October 12, 2020
Daiwa Capital Markets America Inc.	$37,546	October 17, 2020
JPMorgan Chase & Co.	$15,819	October 7, 2020
Mizuho Securities	$29,707	October 12, 2020
Amherst Pierpont Securities LLC	$7,866	October 15, 2020

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.43%	3.38%	1.70%	3.58%
Average balance	$40,117	$40,391	$45,484	$43,648
Total interest expense	$176	$374	$724	$1,296
Maximum daily amount outstanding	$96,508	$95,719	$96,570	$207,065

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $145,000 for the quarter and nine months ended September 30, 2020, respectively, and $25,000 and $112,000 for the quarter and nine months ended September 30, 2019, respectively.

September 30, 2020
(dollars in thousands)
Carrying value:
Amount outstanding	$79,778
Unamortized debt issuance costs	(57)
$79,721
Weighted average interest rate	1.40%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$83,244

Note 16—Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

The Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST (the “Issuer Trust”), issued Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the Term Notes rank pari passu with each other and with the Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") issued by another one of the Company’s indirect subsidiaries.

PMC finances mortgage servicing rights through the issuance of the FMSR VFN sold to institutional buyers under an agreement to repurchase.  On August 4, 2020, PMC increased the committed borrowing capacity to $700 million and extended the VFN termination date to August 3, 2021.

Following is a summary of the secured Term Notes issued:

					Maturity date (2)
Term Notes	Issuance date	Issued	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension
		(in thousands)
2020 1R	February 14, 2020	$350,000	$232,987	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	226,594	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	497,184	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	200,510	2.00%	March 27, 2022	March 29, 2024
			$1,157,275

(1)	Spread over 1-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the Term Notes under the conditions specified in respective agreements.

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum. The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the FMSR VFN pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The Freddie MSR note matures on October 21, 2020 and has been extended through April 23, 2021.

Following is a summary of financial information relating to the notes payable:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	2.69%	4.71%	3.31%	4.76%
Average balance	$1,730,585	$1,373,018	$1,832,732	$908,783
Total interest expense	$12,407	$17,052	$47,474	$34,351
Maximum daily amount outstanding	$1,816,286	$1,376,634	$2,032,665	$1,379,504

(1)

Excludes the effect of amortization of debt issuance costs of $687,000 and $1.9 million for the quarter and nine months ended September 30, 2020, respectively, and $538,000 and $1.5 million for the quarter and nine months ended September 30, 2019, respectively.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,607,275	$1,702,262
Unamortized debt issuance costs	(4,886)	(5,967)
	$1,602,389	$1,696,295
Weighted average interest rate	3.12%	4.30%
Assets securing notes payable:
MSRs (1)	$1,377,182	$1,510,651
CRT Agreements:
Deposits securing CRT arrangements	$1,417,792	$1,524,590
Derivative assets	$—	$115,110

(1)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Note 17—Exchangeable Senior Notes

On November 4, 2019, PMC issued $210 million in principal amount of 5.50% exchangeable senior notes due 2024 in a private offering. The 2024 Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before August 1, 2024. The exchange rate initially equals 40.1010 common shares per $1,000 principal amount of the 2024 Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Average balance	$195,579	$250,000	$293,736	$250,000
Total interest expense	$3,613	$3,670	$15,222	$10,997

	September 30, 2020	December 31, 2019
	(in thousands)
Carrying value:
UPB	$210,000	$460,000
Unamortized debt issuance costs and conversion option	(13,942)	(16,494)
	$196,058	$443,506

Note 18—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value described in Note 6— Variable Interest Entities-Jumbo loan financing:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Average balance	$197,743	$267,961	$219,951	$271,964
Total interest expense	$2,561	$2,196	$9,558	$9,020
Weighted average interest rate	3.23%	3.35%	3.34%	3.45%

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$175,879	$243,360
UPB	$172,515	$239,169
Weighted average interest rate	3.56%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$10,225	$7,728	$7,614	$7,514
Provision for losses:
Pursuant to loan sales	5,953	1,040	10,198	2,473
Reduction in liability due to change in estimate	(1,504)	(1,057)	(3,059)	(2,181)
Losses incurred, net	(33)	(33)	(112)	(128)
Balance, end of period	$14,641	$7,678	$14,641	$7,678
UPB of loans subject to representations and warranties at end of period	$143,875,403	$109,113,773

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2020
(in thousands)
Commitments to purchase loans acquired for sale	$12,451,210
Face amount of firm commitment to purchase credit risk transfer securities	$1,699,684

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
						Quarter		Nine months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2020	2019	2020	2019
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.52	$1.53
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

The Company’s Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) pay cumulative dividends at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference to, but not including, March 15, 2024. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference.

The Company’s Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) (together with the Series A Preferred Shares, the “Preferred Shares”) pay cumulative dividends at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference to, but not including, June 15, 2024. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference.

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

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, the Company completed the following underwritten offerings of common shares:

	Period ended September 30, 2019
	Quarter	Nine months
	(in thousands)
Number of common shares issued	9,200	24,327
Gross proceeds	$200,100	$516,857
Net proceeds	$197,773	$510,233

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

	Quarter ended September 30,		Nine months ended September 30
	2020	2019	2020	2019
	(in thousands)
Number of common shares issued	—	2,537	241	4,826
Gross proceeds	$—	$56,256	$5,654	$105,688
Net proceeds	$—	$55,694	$5,597	$104,631

At September 30, 2020, the Company had approximately $74.4 million of common shares of beneficial interest available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2020	2019	2020	2019	total (1)
	(in thousands)
Common shares repurchased	492	—	1,841	—	16,572
Cost of common shares repurchased	$8,273	$—	$21,618	$—	$238,243

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through September 30, 2020.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Affiliates, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company made no payments for the quarter ended September 30, 2020 and payments totaling $211,000 for the nine months ended September 30, 2020, and $75,000 and $219,000 for the quarter and nine months ended September 30, 2019, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made no payments and $76,000 for the quarter and nine months ended September 30, 2020, and $20,000 and $372,000 during the quarter and nine months ended September 30, 2019, respectively.

Note 22— Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(23,860)	$(211,051)	$(70,972)	$(407,213)
Hedging activities	(103,361)	(56,544)	(360,930)	(106,914)
	(127,221)	(267,595)	(431,902)	(514,127)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	(3,933)	25,864	(38,161)	65,860
Receipt of MSRs in mortgage loan sale transactions	265,278	249,888	717,227	534,742
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(5,953)	(1,040)	(10,198)	(2,473)
Reduction of liability due to change in estimate	1,504	1,057	3,059	2,181
	(4,449)	17	(7,139)	(292)
Change in fair value of loans and derivatives held at end of period:
IRLCs	(11,839)	(9,236)	60,964	(7,610)
Loans	(6,518)	11,309	(11,471)	10,311
Hedging derivatives	(14,565)	34,807	10,739	6,588
	(32,922)	36,880	60,232	9,289
	223,974	312,649	732,159	609,599
Total from nonaffiliates	96,753	45,054	300,257	95,472
From PFSI—cash gain	1,669	4,206	9,154	9,355
	$98,422	$49,260	$309,411	$104,827

Note 23— Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(37,873)	$13,450	$95,158	$77,820
Loans at fair value:
Held in a VIE	(2,905)	2,636	(4,979)	9,580
Distressed	193	(1,178)	(1,070)	(6,144)
CRT arrangements	14,620	37,571	(210,509)	95,160
Firm commitment to purchase CRT securities	46,332	13,289	(220,146)	39,609
Asset-backed financing of a VIE at fair value	3,106	(2,988)	4,872	(8,186)
Hedging derivatives	(1,266)	(13,556)	46,926	31,005
	22,207	49,224	(289,748)	238,844
From PFSI—ESS	(2,610)	(3,435)	(16,852)	(10,208)
	$19,597	$45,789	$(306,600)	$228,636

Note 24—Net Interest (Expense) Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$581	$1,305	$3,100	$3,216
Mortgage-backed securities	24,411	18,986	49,861	55,896
Loans acquired for sale at fair value	26,158	33,350	73,762	79,698
Loans at fair value:
Held in a VIE	2,763	2,939	8,117	8,815
Distressed	50	879	342	3,572
Deposits securing CRT arrangements	288	11,193	6,893	25,798
Placement fees relating to custodial funds	4,286	16,661	24,800	36,936
Other	16	197	267	620
	58,553	85,510	167,142	214,551
From PFSI—ESS	2,070	2,291	6,416	8,124
	60,623	87,801	173,558	222,675
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	19,259	48,595	74,081	126,194
Mortgage loan participation purchase and sale agreements	176	374	724	1,296
Notes payable secured by credit risk transfer and mortgage servicing assets	12,407	17,052	47,474	34,351
Exchangeable Notes	3,613	3,670	15,222	10,997
Asset-backed financings of a VIE at fair value	2,561	2,196	9,558	9,020
Interest shortfall on repayments of loans serviced for Agency securitizations	19,311	9,807	48,553	15,683
Interest on loan impound deposits	1,014	1,008	2,835	2,308
	58,341	82,702	198,447	199,849
To PFSI—Assets sold under agreement to repurchase	676	1,527	2,686	5,015
	59,017	84,229	201,133	204,864
Net interest (expense) income	$1,606	$3,572	$(27,575)	$17,811

(1)

In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter and nine months ended September 30, 2019, the Company recognized $979,000 and $10.8 million, respectively, in such incentives as reductions of Interest expense. The master repurchase agreement expired on August 21, 2019.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Grants:
Restricted share units	—	—	92	96
Performance share units	—	—	112	116
Total share units granted	—	—	204	212
Grant date fair value:
Restricted share units	$—	$—	$1,978	$1,978
Performance share units	—	—	2,428	2,380
Total grant date value of share units	$—	$—	$4,406	$4,358
Vestings:
Restricted share units	6	1	129	227
Performance share units (1)	—	—	143	141
Total share units vested	6	1	272	368
Forfeitures:
Restricted share units	4	—	4	—
Performance share units	—	1	—	1
Total share units forfeited	4	1	4	1
Compensation expense relating to share-based grants	$547	$1,316	$1,601	$4,348

(1)

The actual number of performance-based RSUs vested during the nine months ended September 30, 2020 was 196,000 common shares, which is approximately 137% of the 143,000 originally granted performance-based RSUs, due to the Company exceeding the established performance targets.

	September 30, 2020
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	188	204
Grant date average fair value per unit	$20.50	$19.70

Note 26—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,389	$1,543	$4,514	$4,055
Bank service charges	395	690	1,402	1,833
Technology	284	418	1,044	1,143
Insurance	354	309	1,012	911
Other	2,311	870	4,174	3,527
	$4,733	$3,830	$12,146	$11,469

Note 27—Income Taxes

The Company’s effective tax rate was 18.5% and 622.7% with consolidated pretax income of $122.2 million and pretax income of $5.8 million for the quarter and nine months ended September 30, 2020, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized tax expense of $22.9 million on pretax income of $118.5 million and tax expense of $36.3 million on pretax income of $186.6 million for the quarter and nine months ended September 30, 2020, respectively. For the same periods in 2019, the TRS recognized tax benefit of $22.3 million on pretax loss of $111.4 million and tax benefit of $37.2 million on pretax loss of $171.3 million, respectively. The Company’s reported consolidated pretax income for the quarter and nine months ended September 30, 2019 was $48.1 million and $131.4 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2020, the valuation allowance was reduced to zero from the $4.7 million valuation allowance recorded at June 30, 2020 as the result of positive GAAP income at the TRS for the quarter ended September 30, 2020. The amount of the deferred tax asset considered realizable could be adjusted further if estimates of future taxable income during the carryforward period are reduced or increased.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands except per share amounts)
Net income (loss)	$99,547	$70,000	$(30,506)	$167,760
Dividends on preferred shares	(6,234)	(6,234)	(18,703)	(18,703)
Effect of participating securities—share-based compensation awards	(182)	(165)	(198)	(476)
Net income (loss) attributable to common shareholders	93,131	63,601	(49,407)	148,581
Interest on 2020 Notes, net of income taxes	—	2,716	—	8,138
Diluted net income (loss) attributable to common shareholders	$93,131	$66,317	$(49,407)	$156,719
Weighted average basic shares outstanding	99,227	84,367	99,718	74,212
Dilutive securities:
Shares issuable under share-based compensation plan	197	—	—	—
Shares issuable pursuant to exchange of the 2020 Notes	—	8,467	—	8,467
Diluted weighted average number of shares outstanding	99,424	92,834	99,718	82,679
Basic earnings (loss) per share	$0.94	$0.75	$(0.50)	$2.00
Diluted earnings (loss) per share	$0.94	$0.71	$(0.50)	$1.90

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Shares issuable under share-based compensation plan	116	133	181	149
Shares issuable pursuant to exchange of the 2020 Notes	—	—	3,378	—

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale	$(3,934)	$—	$102,356	$—	$98,422
Net gain (loss) on investments	60,011	(40,414)	—	—	19,597
Net loan servicing fees	—	60,427	—	—	60,427
Net interest (expense) income :
Interest income	656	33,516	26,073	378	60,623
Interest expense	6,236	36,178	16,547	56	59,017
	(5,580)	(2,662)	9,526	322	1,606
Other	2,321	—	38,640	—	40,961
	52,818	17,351	150,522	322	221,013
Expenses:
Loan fulfillment and servicing fees payable to PFSI	187	18,564	54,840	—	73,591
Management fees	—	—	—	8,508	8,508
Other	2,603	270	8,786	5,058	16,717
	2,790	18,834	63,626	13,566	98,816
Pretax income (loss)	$50,028	$(1,483)	$86,896	$(13,244)	$122,197
Total assets at quarter end	$1,486,230	$4,298,530	$4,287,765	$382,542	$10,455,067

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale (1)	$10,522	$—	$38,738	$—	$49,260
Net gain on investments	51,515	(5,726)	—	—	45,789
Net loan servicing fees	—	5,159	—	—	5,159
Net interest income (expense):
Interest income	12,421	41,494	33,244	642	87,801
Interest expense	20,916	37,777	25,536	—	84,229
	(8,495)	3,717	7,708	642	3,572
Other	1,453	—	25,522	5	26,980
	54,995	3,150	71,968	647	130,760
Expenses:
Loan fulfillment and servicing fees payable to PFSI	855	12,109	45,149	—	58,113
Management fees	—	—	—	10,098	10,098
Other	2,277	1,142	5,035	5,962	14,416
	3,132	13,251	50,184	16,060	82,627
Pretax income (loss)	$51,863	$(10,101)	$21,784	$(15,413)	$48,133
Total assets at quarter end	$2,419,222	$4,069,205	$4,065,039	$191,143	$10,744,609

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $15.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the nine months ended September 30, 2019.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale (1)	$(43,813)	$—	$353,224	$—	$309,411
Net (loss) gain on investments	(386,829)	80,229	—	—	(306,600)
Net loan servicing fees	—	202,339	—	—	202,339
Net interest (expense) income :
Interest income	8,344	90,342	73,438	1,434	173,558
Interest expense	29,599	115,879	54,357	1,298	201,133
	(21,255)	(25,537)	19,081	136	(27,575)
Other	5,501	—	87,945	1,796	95,242
	(446,396)	257,031	460,250	1,932	272,817
Expenses:
Loan fulfillment and servicing fees payable to PFSI	728	48,078	149,594	—	198,400
Management fees	—	—	—	25,851	25,851
Other	4,529	3,143	18,874	16,185	42,731
	5,257	51,221	168,468	42,036	266,982
Pretax (loss) income	$(451,653)	$205,810	$291,782	$(40,104)	$5,835
Total assets at period end	$1,486,230	$4,298,530	$4,287,765	$382,542	$10,455,067

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $5.7 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the nine months ended September 30, 2020.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale (1)	$33,066	$—	$71,761	$—	$104,827
Net gain on investments	130,704	97,932	—	—	228,636
Net loan servicing fees	—	(79,510)	—	—	(79,510)
Net interest income (expense):
Interest income	30,321	111,436	79,398	1,520	222,675
Interest expense	46,928	105,845	52,091	—	204,864
	(16,607)	5,591	27,307	1,520	17,811
Other	4,731	—	56,138	1,146	62,015
	151,894	24,013	155,206	2,666	333,779
Expenses:
Loan fulfillment and servicing fees payable to PFSI	1,936	33,166	102,313	—	137,415
Management fees	—	—	—	26,178	26,178
Other	6,708	2,043	11,322	18,743	38,816
	8,644	35,209	113,635	44,921	202,409
Pretax income (loss)	$143,250	$(11,196)	$41,571	$(42,255)	$131,370
Total assets at period end	$2,419,222	$4,069,205	$4,065,039	$191,143	$10,744,609

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated a gain of $33.4 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the nine months ended September 30, 2019.

Note 30—Supplemental Cash Flow Information

	Nine months ended September 30,
	2020	2019
	(in thousands)
Payments:
Income taxes, net	$4,997	$136
Interest	$220,616	$206,024
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$1,166	$23,256
Transfer from real estate held for investment to real estate acquired in settlement of loans	$—	$30,432
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$717,227	$534,742
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$1,393	$1,327
Capitalization of servicing advances pursuant to mortgage loan modifications	$—	$1,248
Transfer of firm commitment to purchase CRT securities to investment securities	$—	$56,804
Non-cash financing activities:
Dividends declared, not paid	$39,591	$42,870

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
•

Before June 30, 2020, equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 600 basis points

•

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

The Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2020	$1,127,425	$393,725	16%	6%	$270,808	$52,687
December 31, 2019	$627,144	$341,009	8%	6%	$128,806	$44,970

(1)	Calculated in accordance with the Agencies’ requirements.

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

During the nine months ended September 30, 2020, we purchased newly originated prime credit quality residential loans with fair values totaling $110.6 billion, as compared to $73.9 billion during the nine months ended September 30, 2019, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the periods ended September 30, 2020, we received sourcing fees totaling $1.7 million and $9.2 million, relating to $16.7 billion and $41.6 billion in UPB of loans that we sold to PLS, for the quarter and nine months ended September 30, 2020, respectively, as compared to $4.2 million and $9.4 million in sourcing fees relating to $14.0 billion and $31.2 billion in UPB of loans that we sold to PLS during the same periods ended September 30, 2019, respectively.

Credit Sensitive Investments

CRT Arrangements

The Federal Housing Finance Agency (“FHFA”) has instructed the government-sponsored entities to gradually wind down new lender risk share transactions such as CRT investments by the end of 2020. During the nine months ended September 30, 2020, we made commitments to purchase CRT securities with a face amount of $197.5 million under an existing agreement. During the nine months ended September 30, 2020, we recognized investment loss of $210.5 million relating to our holdings of CRT securities and loss of $258.3 million related to our firm commitments to purchase the CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, and firm commitment to purchase CRT securities) totaling $1.1 billion at September 30, 2020.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the nine months ended September 30, 2020, we received $717.2 million of MSRs as proceeds from sales of loans acquired for sale. We held $1.4 billion of MSRs at fair value at September 30, 2020.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.8 billion of MBS and sold $1.6 billion of MBS during the nine months ended September 30, 2020. We held MBS with fair values totaling $2.4 billion at September 30, 2020. The purchases and sales during the period reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $1.4 million during the nine months ended September 30, 2020 pursuant to a spread acquisition agreement with PLS. We held ESS with a fair value totaling $143.0 million at September 30, 2020.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$26,748,508	$17,659,839	$66,639,230	$38,461,850
To PennyMac Financial Services, Inc.	17,608,969	14,662,668	43,721,458	32,619,639
	$44,357,477	$32,322,507	$110,360,688	$71,081,489
Net gain on loans acquired for sale	$98,422	$49,260	$309,411	$104,827
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$265,278	$249,888	$717,227	$534,742
Investments in CRT arrangements:

Deposits securing CRT arrangements	—	—	—	933,370
Recognition of firm commitment to purchase CRT securities (1)	(3,933)	25,864	(38,161)	65,860
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	(95,033)	523,074	197,481	242,281
Total investments in CRT arrangements	(98,966)	548,938	159,320	1,241,511
Total investments resulting from correspondent activities	$166,312	$798,826	$876,547	$1,776,253

(1)	Initial recognition of firm commitment upon sale of loans.

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

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$(37,873)	$13,450	$95,158	$77,820
Loans:
Held in a variable interest entity	(2,905)	2,636	(4,979)	9,580
Distressed	59	(1,781)	(149)	(6,959)
ESS	(2,610)	(3,435)	(16,852)	(10,208)
CRT arrangements	(9,361)	16,641	(304,074)	22,362
Firm commitment to purchase CRT securities	46,332	13,289	(220,146)	39,609
Interest-only security payable at fair value	2,041	1,627	12,769	11,282
Asset-backed financing of a VIE	3,106	(2,988)	4,872	(8,186)
	(1,211)	39,439	(433,401)	135,300
Net gain on loans acquired for sale (1)	223,974	312,649	732,159	609,599
Net loan servicing fees—MSR valuation adjustments	(66,473)	(213,601)	(864,522)	(534,397)
Net interest income—Capitalization of interest pursuant to loan modifications	—	181	—	2,109
	$156,290	$138,668	$(565,764)	$212,611
Net investment income	$221,013	$130,760	$272,817	$333,779
Non-cash items as a percentage of net investment income	71%	106%	(207%)	64%

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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$221,013	$130,760	$272,817	$333,779
Expenses	98,816	82,627	266,982	202,409
Pretax income	122,197	48,133	5,835	131,370
Provision for (benefit from) income taxes	22,650	(21,867)	36,341	(36,390)
Net income (loss)	99,547	70,000	(30,506)	167,760
Dividends on preferred shares	6,234	6,234	18,703	18,703
Net income (loss) attributable to common shareholders	$93,313	$63,766	$(49,209)	$149,057
Pretax income (loss) by segment:
Credit sensitive strategies	$50,028	$51,863	$(451,653)	$143,250
Interest rate sensitive strategies	(1,483)	(10,101)	205,810	(11,196)
Correspondent production	86,896	21,784	291,782	41,571
Corporate	(13,244)	(15,413)	(40,104)	(42,255)
	$122,197	$48,133	$5,835	$131,370
Annualized return on average common shareholder's equity	18.9%	14.3%	(3.3)%	12.6%
Earnings (loss) per common share:
Basic	$0.94	$0.75	$(0.50)	$2.00
Diluted	$0.94	$0.71	$(0.50)	$1.90
Dividends per common share	$0.40	$0.47	$1.05	$1.41

	September 30, 2020	December 31, 2019
Total assets	$10,455,067	$11,771,351
Book value per common share	$19.95	$21.37
Closing price per common share	$16.15	$22.29

During the nine months ended September 30, 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have triggered an economic recession in the United States.

The national unemployment rate increased to 14.9% as of April 30, 2020 but has subsequently decreased to 7.9% as of September 30, 2020. This sudden and significant increase in unemployment has created financial hardships for many existing borrowers. As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as property tax and insurance costs to protect investor’s interest in the properties collateralizing the loans. As of September 30, 2020, 3.4% of the loans in our MSR portfolio were in COVID-19 forbearance plans and delinquent.

The emergence of the Pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. During the nine months ended September 30, 2020, we recognized $430.7 million in fair value losses on our CRT arrangements and $38.2 million of losses on the initial recognition of firm commitments to purchase CRT securities in our credit sensitive strategies segment. We believe these fair value losses reflect expectations of both future credit losses to be incurred as well as the uncertainty surrounding such expectations. While the credit markets have recovered somewhat since the beginning of the Pandemic, the recovery has not been complete as uncertainty about future mortgage loan credit performance persists.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $3.6 trillion for 2020 and $2.6 trillion for 2021. The uncertainties and strains on many mortgage lenders introduced by the Pandemic and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the Pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities. With the return of other market participants, our gain-on-sale margins in our correspondent production activities have moderated during the quarter ended September 30, 2020.

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

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this continuing situation on our future prospects are difficult to anticipate. For further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II. Item 1A.

Our net income during the quarter ended September 30, 2020 increased by $29.5 million as compared to the quarter ended September 30, 2019, reflecting the partial recovery in fair value of our credit sensitive assets supplemented by record gains on sale of loans in our correspondent production activities.

The increase in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the effect of the market conditions on our investments in CRT arrangements; we recognized a $10.1 million increase in net gains on our CRT arrangements for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019.

•

Our interest rate sensitive strategies segment was positively affected by the increase in net servicing fees of $55.3 million caused by fair value adjustments to our investment in MSRs and offset by a $51.3 million decrease in valuation gains on our investment in MBS.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from the historically low interest rates that prevailed throughout the quarter ended September 30, 2020, compounded by mortgage industry capacity constraints resulting in a $65.1 million increase in our pretax income for the quarter ended September 30, 2020, as compared to the same period in 2019.

Our results of operations decreased by $198.3 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, reflecting the effect of the Pandemic on the fair value of our CRT-related investments, partially offset by gains in our correspondent production and interest rate sensitive strategies segments.

The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of the market conditions on our investments in CRT arrangements; we recognized a $565.4 million reduction in the fair value of our CRT arrangements and initial recognition of firm commitment to purchase CRT securities.

•

Our interest rate sensitive strategies segment was positively affected by the decrease in interest rates. We recognized a $281.8 million increase in net servicing fees caused by our strong hedging results compounded by growth in servicing fees due to growth in our servicing portfolio and a $17.3 million increase in valuation gains on our investment in MBS as compared to the same period in 2019.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout the nine months ended September 30, 2020, compounded by existing mortgage industry capacity constraints, resulting in a $250.2 million increase in pretax income as compared to the same period in 2019.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net gain on loans acquired for sale	$98,422	$49,260	$309,411	$104,827
Net loan origination fees	38,547	25,470	87,683	56,038
Net gain (loss) on investments	19,597	45,789	(306,600)	228,636
Net loan servicing fees	60,427	5,159	202,339	(79,510)
Net interest (expense) income	1,606	3,572	(27,575)	17,811
Results of real estate acquired in settlement of loans	2,259	702	5,147	1,297
Other	155	808	2,412	4,680
	$221,013	$130,760	$272,817	$333,779

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(23,860)	$(211,051)	$(70,972)	$(407,213)
Hedging activities	(103,361)	(56,544)	(360,930)	(106,914)
	(127,221)	(267,595)	(431,902)	(514,127)
Non-cash gain:
Receipt of MSRs in loan sale transactions	265,278	249,888	717,227	534,742
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(5,953)	(1,040)	(10,198)	(2,473)
Reduction in liability due to change in estimate	1,504	1,057	3,059	2,181
	(4,449)	17	(7,139)	(292)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	(3,933)	25,864	(38,161)	65,860
Change in fair value during the period of financial instruments held at period end:
IRLCs	(11,839)	(9,236)	60,964	(7,610)
Loans	(6,518)	11,309	(11,471)	10,311
Hedging derivatives	(14,565)	34,807	10,739	6,588
	(32,922)	36,880	60,232	9,289
	223,974	312,649	732,159	609,599
Total from nonaffiliates	96,753	45,054	300,257	95,472
From PFSI—cash gain	1,669	4,206	9,154	9,355
	$98,422	$49,260	$309,411	$104,827

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$34,363,255	$20,315,242	$78,276,452	$42,940,524
Acquisition of loans for sale:
To nonaffiliates	$29,255,649	$17,079,996	$66,416,981	$36,367,171
To PFSI	17,537,686	14,587,853	42,785,377	32,141,192
	$46,793,335	$31,667,849	$109,202,358	$68,508,363

The changes in gain on loans acquired for sale during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019, reflect both the effects of increasing demand in the mortgage market on our loan sales volume and of constraints in mortgage industry capacity on our gain on sale margins, partially offset by losses on the fair value of our commitment to invest in the credit risk assets created through our current loan sales. We included $3.9 million and $38.2 million in fair value losses related to our firm commitment to purchase CRT securities arising from loan sales during the quarter and nine months ended September 30, 2020, respectively, as compared to gains of $25.9 million and $65.9 million during the quarter and nine months ended September 30, 2019, respectively.

Non-cash elements of gain on sale of loans

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative asset and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gain on sale of loans. The value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans.

We recognize the fair value of our commitment to purchase CRT securities at a later date when we sell loans subject to CRT Arrangements. This fair value represents the difference between the expected fair value of the CRT securities and their contractual purchase price. The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 265% and 229% of our gain on sale of loans at fair value for the quarter and nine months ended September 30, 2020, respectively, as compared to 507% and 510% for the quarter and nine months ended September 30, 2019, respectively. These estimates change as circumstances change and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations. How we measure and update our measurements of our firm commitment to purchase CRT securities and MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $6.0 million and $10.2 million for the quarter and nine months ended September 30, 2020, respectively, and $1.0 million and $2.5 million for the quarter and nine months ended September 30, 2019, respectively. The increase in the provision relating to current loan sales reflects the increase on our loan sales volume as well as a change in the mix of sales toward transactions with higher expected loss rates.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$5,937	$5,756	$5,697	$7,075
New indemnifications	—	117	450	583
Less: Indemnified loans repaid or refinanced	670	176	880	1,961
Loans indemnified at end of period	$5,267	$5,697	$5,267	$5,697
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$213	$603
Repurchase activity (UPB):
Loans repurchased	$23,856	$8,815	$53,967	$14,781
Less:
Loans repurchased by correspondent sellers	9,233	4,010	25,885	7,443
Loans resold or repaid by borrowers	4,339	818	7,964	1,891
Net indemnified loans repurchased	$10,284	$3,987	$20,118	$5,447
Net losses charged to liability for representations and warranties	$33	$33	$112	$128
At end of period:
Loans subject to representations and warranties	$143,875,403	$109,113,773
Liability for representations and warranties	$14,641	$7,678

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.5 million and $3.1 million reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2020, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The changes in fees during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019, reflects an increase in our purchases of loans with delivery fees.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(37,873)	$13,450	$95,158	$77,820
Loans at fair value:
Held in a VIE	(2,905)	2,636	(4,979)	9,580
Distressed	193	(1,178)	(1,070)	(6,144)
CRT arrangements	14,620	37,571	(210,509)	95,160
Firm commitment to purchase CRT securities	46,332	13,289	(220,146)	39,609
Asset-backed financings of a VIE at fair value	3,106	(2,988)	4,872	(8,186)
Hedging derivatives	(1,266)	(13,556)	46,926	31,005
	22,207	49,224	(289,748)	238,844
From PFSI—ESS	(2,610)	(3,435)	(16,852)	(10,208)
	$19,597	$45,789	$(306,600)	$228,636

The decrease in net gain on investments for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019 reflects valuation losses incurred on MBS during the quarter ended September 30, 2020, as compared to the quarter ended September 30, 2019. The shift in net gain on investments to a net loss for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, reflects the effect of the disruption in the credit markets during the quarter ended March 31, 2020 on our CRT investments including expectations for increased losses to be absorbed by those investments as a result of the Pandemic. These negative results were partially offset by increased fair value gains on our investments in MBS, which reflect the effect of decreasing interest rates during the period on the fair values of our MBS holdings.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2020, we recognized net valuation losses on MBS of $37.9 million and gains of $95.2 million, respectively, as compared to gains of $13.5 million and $77.8 million for the same periods in 2019, respectively. The losses recorded during the quarter ended September 30, 2020, are driven by the effects of credit spread widening on the fair value of our investments compounded by the effect of high prepayment speeds on the realization of such investments’ high premium prices during the quarter ended March 31, 2020. The gains recognized during the nine months ended September 30, 2020, reflect the historically low interest rates that prevailed during the period.

Loans at fair value – Held in a VIE

Loans at fair value held in a VIE incurred a loss of $2.9 million and $5.0 million during the quarter and nine months ended September 30, 2020, respectively, as compared to a gain of $2.6 million and $9.6 million during the quarter and nine months ended September 30, 2019, respectively. The change from 2019 is attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the Pandemic discussed above. Unlike our investments in MBS which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates for the nine months ended September 30, 2020.

Loans at Fair Value – Distressed

The results on our investment in distressed loans increased by $1.4 million and $5.1million for the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in results reflects the substantial liquidation of our remaining investment in distressed loans. Our investment in distressed loans was $8.1 million as of September 30, 2020.

CRT Arrangements

The activity in and balances relating to our CRT arrangements and firm commitments to purchase CRT securities are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
UPB of loans sold	$1,799,078	$14,168,884	$18,277,263	$31,135,137

Investments:
Deposits securing CRT arrangements	$—	$—	$—	$933,370
Change in expected face amount of firm commitment to purchase CRT securities	(95,033)	523,074	197,481	242,281
	$(95,033)	$523,074	$197,481	$1,175,651
Investment income (loss):
Net gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$(3,933)	$25,864	$(38,161)	$65,860
Net gain (loss) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	11,480	19,303	42,231	61,516
Valuation changes	(17,996)	(4,530)	(196,404)	(4,484)
	(6,516)	14,773	(154,173)	57,032
CRT strips
Realized	10,460	16,082	38,565	16,082
Valuation changes	8,635	5,089	(107,670)	10,764
	19,095	21,171	(69,105)	26,846
Interest-only security payable at fair value	2,041	1,627	12,769	11,282
	14,620	37,571	(210,509)	95,160
Firm commitments to purchase CRT securities	46,332	13,289	(220,146)	39,609
	60,952	50,860	(430,655)	134,769
Interest income — Deposits securing CRT arrangements	288	11,193	6,893	25,798
	$57,307	$87,917	$(461,923)	$226,427

Payments made to settle losses on credit risk transfer arrangements	$2,935	$1,671	$7,114	$3,447

	September 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(82,004)	$115,863
CRT strips	(52,740)	54,930
	$(134,744)	$170,793

Firm commitment to purchase credit risk transfer securities at fair value	$(148,794)	$109,513
Deposits securing CRT arrangements	$1,417,792	$1,969,784
Interest-only security payable at fair value	$12,940	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$—	$142,183
Deposits securing CRT arrangements (1)	$1,417,792	$1,969,784

Face amount of firm commitment to purchase CRT securities	$1,699,684	$1,502,203

UPB of loans — funded credit risk transfer arrangements	$26,681,540	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$24,183,877	$41,355,622
30-89 days delinquent	$620,584	$463,331
90-180 days delinquent	$913,758	$106,234
180 or more days delinquent	$958,761	$8,802
Foreclosure	$4,560	$10,128
Bankruptcy	$63,647	$55,452

UPB of loans — firm commitment to purchase CRT securities	$43,679,796	$38,738,396
Collection status (UPB):
Delinquency (3)
Current	$41,014,332	$38,581,080
30-89 days delinquent	$707,421	$146,256
90-180 days delinquent	$964,130	$9,109
180 or more days delinquent	$991,991	$—
Foreclosure	$1,922	$1,951
Bankruptcy	$15,325	$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $134.7 million in CRT strip and CRT derivative liabilities at September 30, 2020.
(2)

At September 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $282.8 million in the 30-89 days delinquent category; $757.6 million in 90-180 days delinquent category; and $828.8 million in the 180 or more days delinquent not in foreclosure category.

(3)

At September 30, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $343.2 million in the 30-89 days delinquent category; $790.3 million in the 90-180 days delinquent category; $840.5 million in the 180 days or more delinquent not in foreclosure category; and $2.6 million in bankruptcy.

The performance of our investments in CRT arrangements during the quarter ended September 30, 2020, reflects increased loss expectations on the loans underlying the arrangements as compared to the quarter ended September 30, 2019. The reduced gains on the CRT arrangements were partially offset by tightening credit spreads related to improved expectations for the settlement of the CRT securities included in our firm commitment to purchase such securities. The performance of our CRT investments for the nine months ended September 30, 2020 reflects the effects of the emergence of the Pandemic during the period on perceptions of and prospects for the future performance of the loans in the reference pools that underlie the investments’ fair values as well as increased returns required for CRT investments in the marketplace.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $2.6 million and $16.9 million for the quarter and nine months ended September 30, 2020, respectively, as compared to fair value losses of $3.4 million and $10.2 million, respectively, for the quarter and nine months ended September 30, 2019. The change in valuation results during 2020 as compared to 2019 resulted from increased prepayment expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows relating to the servicing of the loans underlying this investment on the discount rate used to develop the assets’ fair value.

Net Loan Servicing Fees

Our correspondent production activity is the source of our loan servicing portfolio. When we sell loans, we generally enter into a contract to service those loans and we recognize the fair value of such contracts as MSRs. Under these contracts, we are required to perform loan servicing functions in exchange for fees and the right to other compensation.

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

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$98,027	$76,377	$294,319	$204,568
Other	18,660	6,994	37,738	16,610
Effect of changes of fair value of MSRs:
Realization of cashflows	(53,418)	(55,673)	(176,572)	(143,074)
Market changes	(13,055)	(157,928)	(687,950)	(391,323)
	(66,473)	(213,601)	(864,522)	(534,397)
Hedging results	962	133,921	717,498	230,592
	(65,511)	(79,680)	(147,024)	(303,805)
Net servicing fees from non-affiliates	51,176	3,691	185,033	(82,627)
From PFSI—MSR recapture income	9,251	1,468	17,306	3,117
Net loan servicing fees	$60,427	$5,159	$202,339	$(79,510)
Average servicing portfolio	$148,412,625	$111,459,832	$142,872,909	$103,407,919

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees increased by $55.3 million and $281.8 million during the quarter ended September 30, 2020, compared to the quarter and nine months ended September 30, 2019, due primarily to an increase in the average size of our servicing portfolio resulting from our correspondent production activities during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019.

Net loan servicing fees increased by $281.8 million during the nine months ended September 30, 2020 due primarily to improved hedging results in relation to the fair value losses we recognized on our MSRs during 2020 as compared to 2019, compounded by increased servicing fees due to the growth in our loan servicing portfolio during the period from September 30, 2019 to September 30, 2020.

The fair value of our investment in MSRs was affected by increased prepayment experience and expectations as a result of the decrease in interest rates during the quarter and nine months ended September 30, 2020, as well as increased market discount rates and servicing costs, which reflect projected impacts and investor uncertainties surrounding the cash flows to be generated by this asset as the result of the emergence of the Pandemic.

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2020
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$581	$—	$581	$703,290	0.32%
Mortgage-backed securities	17,026	7,385	24,411	2,522,231	3.79%
Loans acquired for sale at fair value	26,158	—	26,158	3,336,504	3.07%
Loans at fair value:
Held by variable interest entity	1,883	880	2,763	207,780	5.20%
Distressed	50	—	50	8,189	2.39%
	1,933	880	2,813	215,969	5.10%
ESS from PFSI	2,070	—	2,070	146,771	5.52%
Deposits securing CRT arrangements	288	—	288	1,558,144	0.07%
	48,056	8,265	56,321	8,482,909	2.60%
Placement fees relating to custodial funds	4,286	—	4,286
Other	16	—	16
	52,358	8,265	60,623	$8,482,909	2.80%
Liabilities:
Assets sold under agreements to repurchase	$15,133	$4,126	$19,259	$4,054,686	1.86%
Mortgage loan participation purchase and sale agreements	145	31	176	40,117	1.72%
Notes payable secured by credit risk transfer and mortgage servicing assets	11,720	687	12,407	1,730,585	2.81%
Exchangeable senior notes	2,888	725	3,613	195,579	7.23%
Asset-backed financings of a variable interest entity at fair value	1,611	950	2,561	197,743	5.07%
Assets sold to PFSI under agreement to repurchase	676	—	676	89,088	2.97%
	32,173	6,519	38,692	6,307,798	2.40%
Interest shortfall on repayments of loans serviced for Agency securitizations	19,311	—	19,311
Interest on loan impound deposits	1,014	—	1,014
	52,498	6,519	59,017	$6,307,798	3.66%
Net interest expense	$(140)	$1,746	$1,606
Net interest margin					0.05%
Net interest spread					-0.86%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Quarter ended September 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,305	$—	$1,305	$185,675	2.75%
Mortgage-backed securities	21,344	(2,358)	18,986	2,418,815	3.07%
Loans acquired for sale at fair value	33,350	—	33,350	3,077,919	4.24%
Loans at fair value:
Held by variable interest entity	2,636	303	2,939	282,021	4.08%
Distressed	698	181	879	71,527	4.81%
	3,334	484	3,818	353,548	4.23%
ESS from PFSI	2,291	—	2,291	189,097	4.74%
Deposits securing CRT arrangements	11,193	—	11,193	2,054,259	2.13%
	72,817	(1,874)	70,943	8,279,313	3.35%
Placement fees relating to custodial funds	16,661	—	16,661
Other	197	—	197
	89,675	(1,874)	87,801	$8,279,313	4.15%
Liabilities:
Assets sold under agreements to repurchase (2)	47,903	692	48,595	$5,773,934	3.29%
Mortgage loan participation purchase and sale agreements	349	25	374	40,391	3.62%
Notes payable secured by credit risk transfer and mortgage servicing assets	16,514	538	17,052	1,373,018	4.86%
Exchangeable senior notes	3,359	311	3,670	250,000	5.74%
Asset-backed financings of a variable interest entity at fair value	2,295	(99)	2,196	267,961	3.21%
Assets sold to PFSI under agreement to repurchase	1,527	—	1,527	115,305	5.18%
	71,947	1,467	73,414	7,820,609	3.67%
Interest shortfall on repayments of loans serviced for Agency securitizations	9,807	—	9,807
Interest on loan impound deposits	1,008	—	1,008
	82,762	1,467	84,229	$7,820,609	4.21%
Net interest income (expense)	$6,913	$(3,341)	$3,572
Net interest margin					0.08%
Net interest spread					-0.06%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended September 30, 2019, we included $979,000 of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

	Nine months ended September 30, 2020
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$3,100	$—	$3,100	$722,644	0.56%
Mortgage-backed securities	66,338	(16,477)	49,861	3,038,298	2.16%
Loans acquired for sale at fair value	73,762	—	73,762	3,125,083	3.10%
Loans at fair value:
Held by variable interest entity	6,397	1,720	8,117	231,196	4.61%
Distressed	342	—	342	9,369	4.80%
	6,739	1,720	8,459	240,565	4.62%
ESS from PFSI	6,416	—	6,416	158,636	5.31%
Deposits securing CRT arrangements	6,893	—	6,893	1,759,995	0.51%
	163,248	(14,757)	148,491	9,045,221	2.16%
Placement fees relating to custodial funds	24,800	—	24,800
Other	267	—	267
	188,315	(14,757)	173,558	$9,045,221	2.52%
Liabilities:
Assets sold under agreements to repurchase	$66,102	$7,979	$74,081	$4,986,701	1.95%
Mortgage loan participation purchase and sale agreements	579	145	724	45,484	2.09%
Notes payable secured by credit risk transfer and mortgage servicing assets	45,558	1,916	47,474	1,832,732	3.40%
Exchangeable senior notes	12,669	2,553	15,222	293,736	6.81%
Asset-backed financings of a variable interest entity at fair value	5,513	4,045	9,558	219,951	5.71%
Assets sold to PFSI under agreement to repurchase	2,686	—	2,686	96,020	3.73%
	133,107	16,638	149,745	7,474,624	2.63%
Interest shortfall on repayments of loans serviced for Agency securitizations	48,553	—	48,553
Interest on loan impound deposits	2,835	—	2,835
	184,495	16,638	201,133	$7,474,624	3.54%
Net interest income (expense)	$3,820	$(31,395)	$(27,575)
Net interest margin					-0.40%
Net interest spread					-1.01%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Nine months ended September 30, 2019
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$3,216	$—	$3,216	$150,565	2.82%
Mortgage-backed securities	69,024	(13,128)	55,896	2,538,531	2.90%
Loans acquired for sale at fair value	79,698	—	79,698	2,263,362	4.64%
Loans at fair value:
Held by variable interest entity	8,161	654	8,815	285,945	4.07%
Distressed	1,604	1,968	3,572	93,545	5.04%
	9,765	2,622	12,387	379,490	4.30%
ESS from PFSI	8,124	—	8,124	202,143	5.30%
Deposits securing CRT arrangements	25,798	—	25,798	1,509,707	2.25%
	195,625	(10,506)	185,119	7,043,798	3.47%
Placement fees relating to custodial funds	36,936	—	36,936
Other	620	—	620
	233,181	(10,506)	222,675	$7,043,798	4.17%
Liabilities:
Assets sold under agreements to repurchase (2)	131,789	(5,595)	126,194	$5,180,436	3.21%
Mortgage loan participation purchase and sale agreements	1,184	112	1,296	43,648	3.92%
Notes payable secured by credit risk transfer and mortgage servicing assets	32,819	1,532	34,351	908,783	4.98%
Exchangeable senior notes	10,078	919	10,997	250,000	5.80%
Asset-backed financings of a variable interest entity at fair value	7,115	1,905	9,020	271,964	4.37%
Assets sold to PFSI under agreement to repurchase	5,015	—	5,015	122,277	5.48%
	188,000	(1,127)	186,873	6,777,108	3.64%
Interest shortfall on repayments of loans serviced for Agency securitizations	15,683	—	15,683
Interest on loan impound deposits	2,308	—	2,308
	205,991	(1,127)	204,864	$6,777,108	3.99%
Net interest income (expense)	$27,190	$(9,379)	$17,811
Net interest margin					0.33%
Net interest spread					0.18%

(1)

Amounts in this column represent capitalization of interest on delinquent loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the nine months ended September 30, 2019, we included $10.8 million of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2020			Nine months ended September 30, 2020
	vs.			vs.
	Quarter ended September 30, 2019			Nine months ended September 30, 2019
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Cash and short-term investments	$(5,384)	$4,660	$(724)	$(4,286)	$4,170	$(116)
Mortgage-backed securities	4,584	841	5,425	(15,936)	9,901	(6,035)
Loans acquired for sale at fair value	(18,315)	11,123	(7,192)	(31,144)	25,208	(5,936)
Loans at fair value:
Held by variable interest entity	2,269	(2,445)	(176)	1,111	(1,809)	(698)
Distressed	(300)	(529)	(829)	(162)	(3,068)	(3,230)
	1,969	(2,974)	(1,005)	949	(4,877)	(3,928)
ESS from PFSI	1,199	(1,420)	(221)	22	(1,730)	(1,708)
Deposits securing CRT arrangements	(8,724)	(2,181)	(10,905)	(22,629)	3,724	(18,905)
	(24,671)	10,049	(14,622)	(73,024)	36,396	(36,628)
Placement fees relating to custodial funds	—	(12,375)	(12,375)	—	(12,136)	(12,136)
Other	—	(181)	(181)	—	(353)	(353)
	(24,671)	(2,507)	(27,178)	(73,024)	23,907	(49,117)
Liabilities:
Assets sold under agreements to repurchase	(17,426)	(11,910)	(29,336)	(47,578)	(4,535)	(52,113)
Mortgage loan participation purchase and sale agreement	(195)	(3)	(198)	(625)	53	(572)
Notes payable secured by credit risk transfer and mortgage servicing assets	(19,242)	14,597	(4,645)	(13,550)	26,673	13,123
Exchangeable senior notes	2,552	(2,609)	(57)	2,106	2,119	4,225
Asset-backed financings of a variable interest entity at fair value	2,613	(2,248)	365	2,460	(1,922)	538
Assets sold to PFSI under agreement to repurchase	(555)	(296)	(851)	(1,395)	(934)	(2,329)
	(32,253)	(2,469)	(34,722)	(58,582)	21,454	(37,128)
Interest shortfall on repayments of loans serviced for Agency securitizations	—	9,504	9,504	—	32,870	32,870
Interest on loan impound deposits	—	6	6	—	527	527
	(32,253)	7,041	(25,212)	(58,582)	54,851	(3,731)
Net interest expense	$7,582	$(9,548)	$(1,966)	$(14,442)	$(30,944)	$(45,386)

The decrease in net interest income during the quarter and nine month period ended September 30, 2020, as compared to the same periods in 2019, is due to a decrease in earnings from placement fees relating to custodial funds managed for borrowers and investors and deposits securing CRT arrangements which reflect the effect of decreasing interest rates on these assets. The reduction in interest income was compounded by an increase in interest shortfall on repayments of loans serviced for Agency securitizations resulting from the increased levels of prepayment activity in our MSR portfolio. Included in net interest income for the quarter and nine months ended September 30, 2019 was $979,000 and $10.8 million, respectively, of incentives we recognized relating to a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer characteristics. The master repurchase agreement expired on August 21, 2019.

Results of Real Estate Acquired in Settlement of Loans

Results of REO include the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2020, we recorded net gains of $2.3 million and $5.1 million, respectively, as compared to gains of $702,000 and $1.3 million, respectively, for the same periods in 2019, in Results of real estate acquired in settlement of loans. This improvement in results reflects the ongoing liquidation of our investments in distressed mortgage assets.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Proceeds from sales of REO	$10,121	$30,294	$36,199	$61,465
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	$(6)	$(2,546)	$(1,577)	$(5,961)
Gain on sale, net	2,265	3,248	6,724	7,258
	$2,259	$702	$5,147	$1,297
Number of properties sold	53	116	186	270
Average carrying value of REO	$47,390	$87,750	$51,607	$82,891
At period end:
Carrying value	$35,697	$79,201
Number of properties	126	142

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$54,839	$45,149	$149,594	$102,313
Loan servicing fees	18,752	12,964	48,806	35,102
Management fees	8,508	10,098	25,851	26,178
Loan origination	7,234	4,328	15,951	9,723
Safekeeping	1,075	1,633	4,638	3,368
Professional services	1,554	1,430	4,542	4,490
Compensation	1,039	1,644	2,758	5,384
Loan collection and liquidation	1,082	1,551	2,696	4,382
Other	4,733	3,830	12,146	11,469
	$98,816	$82,627	$266,982	$202,409

Expenses increased $16.2 million, or 20%, and $64.6 million, or 32%, during the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to increased loan fulfillment fees attributable to increases in our production volume during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019, and to increased loan servicing fees, reflecting both the growth of our loan servicing portfolio and the fees we incur relating to CARES Act forbearance and modification activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The increase in loan fulfillment fees of $9.7 million and $47.3 million, respectively, during the quarter and nine months ended September 30, 2020 as compared to the same periods in 2019, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a change in the fulfillment fee structure described in Note 4 – Transactions with Affiliates.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$452	$507	$1,595	$1,131
Loans at fair value	187	858	675	1,938
MSRs	18,113	11,599	46,536	32,033
	$18,752	$12,964	$48,806	$35,102
Average investment in:
Loans acquired for sale at fair value	$3,336,504	$3,077,919	$3,125,083	$2,263,362
Loans at fair value:
Distressed	$8,189	$71,527	$9,369	$93,545
Held in a VIE	$207,780	$282,021	$231,196	$285,945
Average MSR portfolio UPB	$148,412,625	$111,459,832	$142,872,909	$103,407,919
MSR recapture income recognized included in Net loan servicing fees —from PennyMac Financial Services, Inc.	$9,251	$1,468	$17,306	$3,117

Loan servicing fees increased by $5.8 million and $13.7 million, respectively, during the quarter and nine month periods ended September 30, 2020, as compared to the same periods in 2019. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Base	$8,508	$7,914	$25,851	$20,862
Performance incentive	—	2,184	—	5,316
	$8,508	$10,098	$25,851	$26,178
Average shareholders' equity amounts used to calculate base management fee expense	$2,280,023	$2,101,646	$2,329,741	$1,860,693

Management fees decreased by $1.6 million and by $327,000 during the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease for the quarter ended September 30, 2020 compared to the same period in 2019 is due to the offsetting effects of an increase in base management fees and the recognition of no performance incentive fees. The increase in base management fees reflects the increase during 2020, as compared to 2019, in average shareholders’ equity on which our base management fees are based. The increase in average shareholders’ equity is primarily due to our issuances of common shares during 2019. We did not recognize performance incentive fees for the quarter or nine months ended September 30, 2020 due to the effect of the losses we incurred during the quarter ended March 31, 2020 on our rolling twelve-month profitability which is the basis for our quarterly performance incentive fee.

Loan origination

Loan origination expenses increased $2.9 million, or 67%, and $6.2 million, or 64%, respectively, during the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019 reflecting the increases in our loan originations produced through our correspondent production activities.

Compensation

Compensation expense decreased $605,000 and $2.6 million, respectively, during the quarter and nine months ended September 30, 2020, as compared to 2019, primarily due to decreased share-based compensation expense, reflecting a decrease in expected future vestings of equity awards as a result of our projected earnings performance not achieving the targets included in the outstanding performance-based awards.

Loan collection and liquidation

Loan collection and liquidation expenses decreased $469,000 and $1.7 million, respectively, during the quarter and nine months ended September 30, 2020, as compared to the same period in 2019, due to decreased investment in our portfolio of nonperforming loans, reflecting the ongoing wind-down of this investment.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$1,389	$1,543	$4,514	$4,055
Bank service charges	395	690	1,402	1,833
Technology	284	418	1,044	1,143
Insurance	354	309	1,012	911
Other	2,311	870	4,174	3,527
	$4,733	$3,830	$12,146	$11,469

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

Our effective tax rate was 18.5% and 622.7% with consolidated pretax income of $122.2 million and pretax income of $5.8 million for the quarter and nine months ended September 30, 2020, respectively. Our TRS recognized tax expense of $22.9 million on pretax income of $118.5 million and tax expense of $36.3 million on pretax income of $186.6 million for the quarter and nine months ended September 30, 2020, respectively. For the same periods in 2019, the TRS recognized tax benefit of $22.3 million on pretax loss of $111.4 million and tax benefit of $37.2 million on pretax loss of $171.3 million, respectively. We reported consolidated pretax income for the quarter and nine months ended September 30, 2019 of $48.1 million and $131.4 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.  The large variance in the effective tax rate for the nine months ended September 30, 2020 results from pre-tax consolidated income of $5.8 million being less than the TRS pre-tax income of $186.6 million resulting in TRS tax expense for the period being greater than the consolidated pre-tax income.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, the valuation allowance was reduced to zero from the $4.7 million valuation allowance recorded at June 30, 2020 as the result of positive GAAP income at the TRS for the quarter ended September 30, 2020. The amount of the deferred tax asset considered realizable could be adjusted further if estimates of future taxable income during the carryforward period are reduced or increased.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$278,486	$104,056
Investments:
Short-term	81,624	90,836
Mortgage-backed securities at fair value	2,404,766	2,839,633
Loans acquired for sale at fair value	4,024,494	4,148,425
Loans at fair value	193,832	270,793
ESS	142,990	178,586
Derivative and credit risk transfer strip assets	107,436	202,318
Firm commitment to purchase CRT securities	—	109,513
Deposits securing credit risk transfer arrangements	1,417,792	1,969,784
MSRs	1,388,403	1,535,705
REO	35,697	65,583
	9,797,034	11,411,176
Other	379,547	256,119
Total assets	$10,455,067	$11,771,351
Liabilities
Debt:
Short-term	$5,606,514	$7,005,986
Long-term	1,987,266	2,159,286
	7,593,780	9,165,272
Firm commitment to purchase CRT securities	148,794	—
Other	431,227	155,164
Total liabilities	8,173,801	9,320,436
Shareholders’ equity	2,281,266	2,450,915
Total liabilities and shareholders’ equity	$10,455,067	$11,771,351

Total assets decreased by approximately $1.3 billion, or 11%, during the period from December 31, 2019 through September 30, 2020, primarily due to a $552.0 million decrease in Deposits securing credit risk transfer arrangements, a $147.3 million decrease in MSRs, a $123.9 million decrease in loans acquired for sale, and a decrease of $109.5 million in Firm commitment to purchase CRT securities. The decrease in Deposits securing credit risk transfer arrangements reflects the effects of rapid repayments in the reference pools whose losses the deposits secure and the reduction in the Firm commitment to purchase CRT securities reflects the Pandemic-induced impairment of the fair value of the commitment. The decrease in MSRs reflects the significant reductions in fair value we recognized during the first half of 2020, due to the combined effects of accelerated prepayment experience and expectations driven by the historically-low interest rate environment and to increased servicing cost expectations and marketplace return demands as a results of the Pandemic. The decrease in Loans acquired for sale reflect our efforts aimed at accelerating the settlement of our loan sale commitments.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$28,520,876	$17,179,627	$67,007,231	$36,684,423
Government-insured or guaranteed-for sale to PLS	17,908,020	14,994,479	43,654,695	33,118,146
Jumbo	—	3,153	—	12,839
Home equity lines of credit	265	1,451	2,505	3,482
	$46,429,161	$32,178,710	$110,664,431	$69,818,890

During the quarter and nine months ended September 30, 2020, we purchased for sale $46.4 billion and $110.7 billion, respectively, in fair value of correspondent production loans as compared to $32.2 billion and $69.8 billion, respectively, during the quarter and nine months ended September 30, 2019. This increase primarily reflects the continuing decrease in mortgage market interest rates to historic lows, which has increased demand in the mortgage origination market.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Credit sensitive assets:
Credit risk transfer strips	$—	$—	$—	$56,804
Deposits and commitments to fund deposits relating to CRT arrangements	—	—	—	933,370
Change in firm commitment to purchase CRT securities
Fair value	42,399	39,153	(258,307)	105,469
Expected face amount	(95,033)	523,074	197,481	242,281
	(52,634)	562,227	(60,826)	347,750
Interest rate sensitive assets:
MSRs received in loan sales and purchased	265,278	249,888	717,227	534,742
MBS	153,725	528,367	1,769,211	609,569
ESS received pursuant to a recapture agreement	531	377	1,393	1,327
	419,534	778,632	2,487,831	1,145,638
	$366,900	$1,340,859	$2,427,005	$2,483,562

Our acquisitions during the quarter and nine months ended September 30, 2020 and 2019 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2020				December 31, 2019
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Fannie Mae	$1,018,741	$971,762	3.0	3.0%	$2,009,093	$1,946,203	5.0	3.4%
Freddie Mac	1,386,025	1,324,227	3.6	2.9%	830,540	809,595	5.3	3.2%
	$2,404,766	$2,295,989			$2,839,633	$2,755,798

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	September 30, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(52,740)	$54,930
CRT derivatives	(82,004)	115,863
	(134,744)	170,793
Deposits securing CRT arrangements	1,417,792	1,969,784
Interest-only security payable at fair value	(12,940)	(25,709)
	$1,270,108	$2,114,868
UPB of loans subject to credit guarantee obligations	$26,681,540	$41,944,117

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2020:

	Year of origination
	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Cumulative defaults	$—	$49.9	$60.4	$46.6	$32.0	$188.9
Cumulative losses	$—	$2.0	$6.0	$4.7	$3.2	$15.9

	Year of origination
Original debt-to income ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$185	$942	$927	$802	$223	$3,079
25 - 30%	531	2,795	1,176	481	108	5,091
30 - 35%	189	901	874	755	230	2,949
35 - 40%	261	1,281	1,187	966	303	3,998
40 - 45%	364	1,668	1,428	1,102	374	4,936
>45%	510	2,244	1,881	1,478	516	6,629
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Weighted average	38.4%	38.4%	36.3%	35.1%	35.4%	36.9%

	Year of origination
Origination FICO credit score	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$24	$178	$69	$49	$27	$347
650 - 699	328	1,759	1,068	677	310	4,142
700 - 749	776	3,404	2,512	1,769	566	9,027
750 or greater	910	4,472	3,814	3,089	850	13,135
Not available	2	18	10	—	1	31
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Weighted average	740	739	746	750	743	744

	Year of origination
Origination loan-to value ratio	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$552	$3,081	$2,324	$2,188	$666	$8,811
80-85%	448	2,363	2,075	1,466	450	6,802
85-90%	111	483	384	326	94	1,398
90-95%	274	1,162	942	635	216	3,229
95-100%	655	2,742	1,748	969	328	6,442
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Weighted average	84.8%	83.6%	82.9%	81.2%	81.6%	82.9%

	Year of origination
Current loan-to value ratio (1)	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$1,272	$7,092	$6,799	$5,468	$1,730	$22,361
80-85%	394	1,579	508	91	18	2,590
85-90%	297	924	135	18	4	1,378
90-95%	66	199	26	5	1	297
95-100%	10	30	4	1	1	46
>100%	1	7	1	1	—	10
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Weighted average	75.3%	72.7%	67.0%	61.2%	58.1%	68.0%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$260	$1,236	$858	$1,176	$333	$3,863
FL	290	1,162	729	522	140	2,843
TX	142	700	579	656	270	2,347
VA	67	384	390	442	165	1,448
MD	67	411	426	364	106	1,374
Other	1,214	5,938	4,491	2,424	740	14,807
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682

	Year of origination
Regional geographic distribution (1)	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$190	$949	$934	$664	$242	$2,979
Southeast	790	3,543	2,563	1,723	533	9,152
Midwest	150	784	707	478	135	2,254
Southwest	409	1,929	1,434	1,022	368	5,162
West	501	2,626	1,835	1,697	476	7,135
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$1,846	$8,973	$7,011	$5,302	$1,673	$24,805
90 - 179 Days	78	352	197	210	77	914
180+ Days	115	503	265	71	4	958
Foreclosure	1	3	—	1	—	5
	$2,040	$9,831	$7,473	$5,584	$1,754	$26,682
Bankruptcy	$4	$24	$18	$14	$4	$64

Firm commitment to purchase CRT securities

Following is a summary of our firm commitment to purchase CRT securities:

	September 30, 2020	December 31, 2019
	(in thousands)
Face amount of firm commitment to purchase CRT securities	$1,699,684	$1,502,203
Fair value of firm commitment	$(148,794)	$109,513

Following is a summary of the composition of the loans underlying our firm commitment to purchase CRT securities as of September 30, 2020:

Original debt-to income ratio	September 30, 2020
(in millions)
<25%	$6,783
25 - 30%	6,179
30 - 35%	7,316
35 - 40%	7,990
40 - 45%	8,889
>45%	6,523
$43,680
Weighted average	35.2%

Origination FICO credit score	September 30, 2020
(in millions)
600 - 649	$469
650 - 699	3,298
700 - 749	12,302
750 or greater	27,519
Not available	92
$43,680
Weighted average	756

Origination loan-to value ratio	September 30, 2020
(in millions)
<80%	$16,656
80-84%	7,863
85-89%	2,842
90-94%	4,508
95-100%	11,811
$43,680
Weighted average	82.8%

Current loan-to value ratio (1)	September 30, 2020
(in millions)
<80%	$25,616
80-84%	5,280
85-89%	7,931
90-94%	4,286
95-100%	535
>100%	32
$43,680
Weighted average	77.1%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

Geographic distribution	September 30, 2020
(in millions)
CA	$5,411
TX	3,670
FL	3,623
WA	2,113
VA	2,043
Other	26,820
$43,680

Regional geographic distribution (1)	September 30, 2020
(in millions)
Northeast	$4,102
Southeast	13,892
Midwest	3,822
Southwest	10,769
West	11,095
$43,680

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

Collection status	September 30, 2020
(in millions)
Delinquency
Current - 89 Days	$41,722
90 - 179 Days	964
180+ Days	992
Foreclosure	2
$43,680
Bankruptcy	$15

Cash Flows

Our cash flows for the nine months ended September 30, 2020 and 2019 are summarized below:

	Nine months ended September 30,
	2020	2019	Change
	(in thousands)
Operating activities	$652,638	$(2,331,604)	$2,984,242
Investing activities	1,238,386	(370,415)	$1,608,801
Financing activities	(1,716,594)	2,755,825	$(4,472,419)
Net cash flows	$174,430	$53,806	$120,624

Our cash flows resulted in a net increase in cash of $174.4 million during the nine months ended September 30, 2020, as discussed below.

Operating activities

Cash provided by operating activities totaled $652.6 million during the nine months ended September 30, 2020, as compared to cash used in operating activities of $2.3 billion during the nine months ended September 30, 2019. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(277,339)	$(2,837,318)
Other	929,977	505,714
	$652,638	$(2,331,604)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented as well as cash flows relating to related hedging activities. The negative cash flows relating to loans acquired for sale during 2020 reflect the significant cash hedging costs that reduced cash inflows from loan sales by more than the decrease in our inventory of loans held for sale.

Investing activities

Net cash provided by our investing activities was $1.2 billion for the nine months ended September 30, 2020, as compared to net cash used in our investing activities of $370.4 million for the nine months ended September 30, 2019, due primarily to the $632.8 million of distributions from CRT arrangements along with sales and repayments of our investments in MBS in excess of purchases of such assets.

Financing activities

Net cash used in our financing activities was $1.7 billion for the nine months ended September 30, 2020, as compared to net cash provided by our financing activities of $2.8 billion for the nine months ended September 30, 2019. This change reflects the repayment of borrowings relating to reduced levels of inventory of loans held for sale, offset by increased levels of short-term investments in response to the emergence of the Pandemic.

As discussed below in Liquidity and Capital Resources, our Manager continually evaluates and pursues additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that the cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

The impact of the Pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict, For further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.33 and 3.75 at September 30, 2020 and December 31, 2019, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2020	2019	2020	2019
	(in thousands)
Average balance outstanding	$4,054,686	$5,773,934	$4,986,701	$5,180,436
Maximum daily balance outstanding	$7,170,860	$6,694,496	$8,664,587	$6,893,551
Ending balance	$5,439,835	$6,355,476

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $7.5 billion at September 30, 2020.

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

On August 7, 2020, PMC entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch providing PMC with the ability to finance servicing advances made to support monthly principal and interest to mortgage-backed securities holders as well as other corporate and escrow advances related to servicing delinquent loans. The committed amount available to PMC under the master repurchase agreement is $100 million.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2020, we had contractual obligations aggregating to $22.1 million comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

.	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase loans from correspondent sellers	$12,451,210	$12,451,210	$—	$—	$—
Expected face amount of firm commitment to purchase CRT securities	1,699,684	1,699,684	—	—	—
Short‒term debt	5,612,509	5,612,509	—	—	—
Long‒term debt	2,002,730	—	210,000	1,607,275	185,455
Interest expense on long term debt (1)	291,303	84,200	132,723	42,025	32,355
Total	$22,057,436	$19,847,603	$342,723	$1,649,300	$217,810

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE at fair value, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between September 30, 2020 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2020:

Counterparty	Amount at risk
(in thousands)
Barclays Capital Inc.	$420,229
Credit Suisse First Boston Mortgage Capital LLC	155,819
Bank of America, N.A.	93,708
Daiwa Capital Markets America Inc.	37,546
JPMorgan Chase & Co.	37,331
Citibank, N.A.	35,298
Mizuho Securities	29,707
Royal Bank of Canada	25,684
Morgan Stanley Bank, N.A.	34,025
BNP Paribas Corporate & Institutional Banking	23,414
Amherst Pierpont Securities LLC	7,866
$900,627

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, ESS, CRT arrangements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing such loans.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2020, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$2,351,822	$2,410,058	$2,413,808	$2,378,719	$2,357,615	$2,205,825
Change in fair value:
$	$(52,944)	$5,292	$9,042	$(26,047)	$(47,151)	$(198,941)
%	(2.2)%	0.2%	0.4%	(1.1)%	(2.0)%	(8.3)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2020, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,491,144	$1,437,951	$1,412,743	$1,364,891	$1,342,167	$1,298,945
Change in fair value:
$	$102,741	$49,547	$24,340	$(23,512)	$(46,236)	$(89,459)
%	7.4%	3.6%	1.8%	(1.7)%	(3.3)%	(6.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,592,618	$1,485,308	$1,435,640	$1,343,444	$1,300,621	$1,220,868
Change in fair value:
$	$204,215	$96,905	$47,237	$(44,959)	$(87,783)	$(167,536)
%	14.7%	7.0%	3.4%	(3.2)%	(6.3)%	(12.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,427,294	$1,407,849	$1,398,126	$1,378,680	$1,368,958	$1,349,512
Change in fair value:
$	$38,891	$19,446	$9,723	$(9,723)	$(19,446)	$(38,891)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.8)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2020, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$149,307	$146,083	$144,520	$141,490	$140,021	$137,170
Change in fair value:
$	$6,317	$3,093	$1,531	$(1,500)	$(2,969)	$(5,820)
%	4.4%	2.2%	1.1%	(1.0)%	(2.1)%	(4.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$158,408	$150,372	$146,604	$139,522	$136,193	$129,919
Change in fair value:
$	$15,418	$7,382	$3,614	$(3,468)	$(6,797)	$(13,071)
%	10.8%	5.2%	2.5%	(2.4)%	(4.8)%	(9.1)%

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$1,299,642	$1,284,364	$1,276,874	$1,262,184	$1,254,980	$1,240,846
Change in fair value:
$	$30,161	$14,883	$7,393	$(7,297)	$(14,501)	$(28,635)
%	2.4%	1.2%	0.6%	(0.6)%	(1.1)%	(2.3)%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$1,178,595	$1,216,217	$1,246,016	$1,286,513	$1,300,395	$1,311,812
Change in fair value:
$	$(90,887)	$(53,265)	$(23,465)	$17,032	$30,914	$42,331
%	(7.2)%	(4.2)%	(1.9)%	1.3%	2.4%	3.3%

Firm commitment to purchase CRT securities

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our firm commitment to purchase CRT securities given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Fair value	$(98,138)	$(123,856)	$(136,421)	$(160,981)	$(172,985)	$(196,459)
Change in fair value:
$	$50,656	$24,938	$12,374	$(12,187)	$(24,190)	$(47,664)
%	(34.0)%	(16.8)%	(8.3)%	8.2%	16.3%	32.0%

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our Firm commitment to purchase CRT securities giving several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Fair value	$(273,509)	$(222,862)	$(180,460)	$(124,405)	$(105,361)	$(90,011)
Change in fair value:
$	$(124,715)	$(74,067)	$(31,666)	$24,389	$43,434	$58,783
%	(83.8)%	(49.8)%	(21.3)%	16.4%	29.2%	39.5%

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

Our business, financial condition and results of operations have been, and will likely continue to be, adversely affected by the ongoing COVID-19 pandemic.

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

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from COVID-19. As a result of the CARES Act forbearance requirements, we have recorded and expect to further record additional increases in delinquencies in our servicing portfolio requiring us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses due to the increased number of delinquent loans and significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of COVID-19.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in financial markets in early 2020 negatively impacted the fair value of our servicing assets and CRT arrangements. Further market volatility may result in additional declines in the value of our credit assets and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

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

The COVID-19 pandemic and the CARES Act have significantly increased the number of borrowers who are requesting forbearance under the reference loans in our CRT arrangements and, to the extent such loans are deemed to be delinquent under our CRT arrangements, will result in significant future credit or fair value losses.

On March 27, 2020, the federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance if they attest that they are directly or indirectly experiencing any financial hardship resulting from COVID-19. The initial forbearance period is up to 180 days, subject to an additional extension of up to 180 days. The CARES Act also precludes loan servicers like us from reporting borrowers subject to forbearance plans as delinquent to the credit reporting agencies even though the federally-backed loans may still be characterized as delinquent for the purposes of our CRT arrangements with Fannie Mae. Our CRT arrangements are structured such that we retain a portion of the credit risk and an interest-only ownership interest in the reference loans and, under certain of such CRT Arrangements, may be required to realize losses in the event of a loan delinquency of 180 days or more even where there is ultimately no loss realized with respect to such loan (e.g., as a result of a borrower’s re-performance).

Although these CRT arrangements were amended in 2018 to ensure that forbearances resulting from Hurricane Harvey and Hurricane Irma were not considered to be delinquent for the purposes of the 180 day delinquency fixed loss severity schedule, Fannie Mae and its regulator, the Federal Housing Finance Authority announced that they will not provide similar treatment for forbearances resulting from COVID-19 for certain of our CRT arrangements. Given the federal government mandate to approve requested forbearances upon the request of a borrower and subject only to his or her attestation of COVID-19 impact, we expect the number of forbearances requested and approved will result in credit losses and fair value losses that will be material and that may require us to write down the value of the assets significantly. Any such losses we incur will be significant and may reduce distributions to our shareholders and may materially and adversely affect our results of operations, our financial condition, and the market value of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2020.

The following table provides information about our common share repurchases during the quarter ended September 30, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
July 1, 2020 – July 31, 2020	—	$—	—	$70,031
August 1, 2020 – August 30, 2020	—	$—	—	$70,031
September 1, 2020 – September 30, 2020	492	$16.82	492	$61,755

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

		10-Q	August 7, 2020

10.2

Joint Amendment No. 1 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 4, 2020, among PennyMac Mortgage Investment Trust, PennyMac Corp., Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch and Citibank, N.A.

		8-K	August 10, 2020

10.3

Amendment No. 2 to the Series 2017-VF1 Indenture Supplement, dated as of August 4, 2020, among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 10, 2020

10.4	Master Repurchase Agreement, dated as of August 7, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse, AG, Cayman Islands Branch, and PennyMac Corp.	8-K	August 13, 2020

10.5	Guaranty, dated August 7, 2020, made by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Islands Branch.	8-K	August 13, 2020

10.6

Amendment No. 3, dated as of October 20, 2020 to the Base Indenture dated as of  December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

*

10.7^

Joint Amendment No. 3 to Loan and Security Agreement and Amendment No. 2 to Pricing Side Letter, dated October 21, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse, AG, Cayman Islands Branch, PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (ii) the Consolidated Statements of Operation for the quarter and nine months ended September 30, 2020 and September 30, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and nine months ended September 30, 2020 and September 30, 2019, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 6, 2020	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2020	By:	/s/ Andrew S. Chang
Andrew S. Chang
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)