Form 10-K
period 2020-12-31
PennyMac Mortgage Investment Trust
filed 2021-02-26
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of June 30, 2020 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,708,609,552 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 24, 2021, there were 97,902,783 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2020 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2020

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

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and any subsequent Quarterly Reports on Form 10-Q.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics such as the COVID-19 pandemic;
•	the impact to our CRT arrangements and agreements of increased borrower requests for forbearance under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”);
•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;
•

events or circumstances which undermine confidence in the financial and housing markets or otherwise have a broad impact on financial and housing markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and domestic and international political conditions, or in consumer confidence and spending habits from those expected;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	the degree and nature of our competition;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	our substantial amount of debt;
•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;
•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with loans we purchase and later sell or securitize;
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of loans underlying mortgage-backed securities (“MBS”) in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
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
•

changes in regulations that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies or such changes that increase the cost of doing business with such entities;

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

Our investment focus is on residential mortgage-backed securities (“MBS”) and mortgage-related assets that we create through our correspondent production activities, including credit risk transfer (“CRT”) investments in CRT agreements (“CRT Agreements”) and CRT securities (together, “CRT arrangements”) and mortgage servicing rights (“MSRs”). We have acquired these investments largely by purchasing, pooling and selling newly originated prime credit quality residential loans (“correspondent production”), retaining the MSRs relating to such loans and investing in CRT arrangements associated with certain of such loans.

Our business includes four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate.

•	The credit sensitive strategies segment represents the Company’s investments in CRT arrangements, distressed loans, real estate, and non-Agency subordinated bonds.
•

The interest rate sensitive strategies segment represents the Company’s investments in MSRs, excess servicing spread (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

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

•	The corporate segment includes management fee and corporate expense amounts and certain interest income.

Following is a summary of our segment results for the years presented:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net investment income:
Credit sensitive strategies	$(305,340)	$191,865	$110,271
Interest rate sensitive strategies	174,558	50,650	133,613
Correspondent production	597,222	242,762	105,606
Corporate	2,911	3,538	1,577
	$469,351	$488,815	$351,067
Pretax income:
Credit sensitive strategies	$(317,143)	$182,176	$87,251
Interest rate sensitive strategies	105,697	1,148	98,432
Correspondent production	344,639	64,593	16,472
Corporate	(53,463)	(57,276)	(44,167)
	$79,730	$190,641	$157,988
Total assets at year end:
Credit sensitive strategies	$2,920,558	$2,364,749	$1,602,776
Interest rate sensitive strategies	4,593,127	4,993,840	4,373,488
Correspondent production	3,781,010	4,216,806	1,698,656
Corporate	197,316	195,956	138,441
	$11,492,011	$11,771,351	$7,813,361

In our correspondent production segment, we purchase Agency-eligible loans, jumbo loans and home equity lines of credit. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell Agency-eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government loans (insured by the Federal Housing Administration or guaranteed by the Veterans Administration or U.S. Department of Agriculture), which we sell on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer, for which we earn sourcing fees as described in Note 4 – Transactions with Related Parties to the financial statements included in this Report; and jumbo loans, which we generally sell on a servicing-retained basis.

Our correspondent production segment involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. During 2020, we were the largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance. As of December 31, 2020, we had 714 approved sellers with delegated underwriting authority, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us. During 2020, we purchased $2.3 billion in total unpaid principal balance (“UPB”) of mortgage loans and $2.6 million of home equity lines of credit from PLS.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Correspondent loan purchases at fair value:
Agency-eligible	$106,472,654	$63,989,938	$30,176,215
Government-insured or guaranteed-for sale to PLS	63,574,547	50,499,641	37,764,019
Jumbo	—	12,839	67,501
Home equity lines of credit	2,569	5,182	—
Commercial	—	—	7,263
	$170,049,770	$114,507,600	$68,014,998
Interest rate lock commitments issued	$185,414,040	$114,895,643	$66,723,338
Fair value of loans at year end pending sale to:
Nonaffiliates	$3,085,910	$3,653,410	$1,557,649
PLS	460,414	490,383	86,308
	$3,546,324	$4,143,793	$1,643,957
Number of approved sellers at year-end (1)	714	676	630

(1)	Includes only sellers with delegated underwriting authority

The sale of loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs and CRT arrangements, which are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$106,306,805	$61,128,081	$29,369,656
To PennyMac Financial Services, Inc.	63,618,185	50,110,085	37,967,724
	$169,924,990	$111,238,166	$67,337,380
Net gain on loans acquired for sale	$379,922	$170,164	$59,185
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$1,158,475	$837,706	$356,755
Investments in CRT arrangements:
Deposits securing CRT arrangements	1,700,000	933,370	596,626
Recognition of firm commitment to purchase CRT securities (1)	(38,161)	99,305	30,595
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	(1,502,203)	897,151	122,581
Total investments in CRT arrangements	159,636	1,929,826	749,802
Total investments resulting from correspondent activities	$1,318,111	$2,767,532	$1,106,557

(1)	Initial recognition of firm commitment upon sale of loans.

We also invest in MBS and ESS on MSRs acquired by PLS. We historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)). We have substantially liquidated our investment in distressed loans and continue the liquidation of our investment in REO.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
MBS	$2,332,096	$1,250,289	$1,810,877
ESS	2,093	1,757	2,688
	$2,334,189	$1,252,046	$1,813,565

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2020	2019	2018
	(in thousands)
Credit sensitive assets:
CRT arrangements (1)	$2,617,509	$2,114,868	$1,234,477
Firm commitment to purchase credit risk transfer securities	—	109,513	37,994
Distressed loans at fair value	8,027	14,426	117,732
REO and real estate held for investment	28,709	65,583	128,791
Subordinated interest in loans held in VIE	8,981	13,007	14,074
Other (2)	6,576	5,647	8,559
	2,669,802	2,213,531	1,503,633
Interest rate sensitive assets:
MBS	2,213,922	2,839,633	2,610,422
MSRs	1,755,236	1,535,705	1,162,369
ESS	131,750	178,586	216,110
Net interest rate lock commitments	72,386	11,154	11,988
Net interest rate hedges (3)	(123,490)	195,895	161,251
	4,049,804	4,760,973	4,162,140
	$6,719,606	$6,974,504	$5,665,773

(1)	Investments in CRT arrangements include deposits securing CRT arrangements, CRT strips, CRT derivatives and interest-only security payable.
(2)	Comprised of small balance commercial loans and home equity lines of credit.
(3)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitments (“IRLCs”), CRT derivatives and repurchase agreements derivatives.

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

Equity financing

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share, year ended December 31,
Shared Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2020	2019	2018
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

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

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of common shares:

Year ended December 31, 2019
(in thousands)
Number of common shares issued	33,527
Gross proceeds	$719,777
Net proceeds	$710,752

“At-The-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, our common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

	Year ended December 31,
	2020	2019
	(in thousands)
Number of common shares issued	241	5,463
Gross proceeds	$5,654	$119,905
Net proceeds	$5,597	$118,705

At December 31, 2020, the Company had approximately $74.4 million of common shares of beneficial interest available for issuance under its ATM equity offering program.

Common Share Repurchases

During August 2015, our board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares of beneficial interest.

The following table summarizes our share repurchase activity:

	Year ended December 31,			Cumulative
	2020	2019	2018	total (1)
	(in thousands, except per-share amounts)
Common shares repurchased	2,767	—	671	17,498
Cost of common shares repurchased	$37,267	$—	$10,719	$253,892
Average cost per share	$13.46	$—	$15.96	$14.51

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through December 31, 2020.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Debt financing

During 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million principal amount of 5.375% Exchangeable Senior Notes due May 1, 2020 (the “2020 Notes”). The net proceeds were used to fund our business and investment activities, including the acquisition of distressed loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general business purposes. The 2020 Notes were repaid during the year ended December 31, 2020.

In December 2016, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), entered into a master repurchase agreement with PLS, pursuant to which PMH sells to PLS participation certificates representing a beneficial interest in Ginnie Mae ESS under an agreement to repurchase. The purchase price is based upon a percentage of the market value of the ESS. Pursuant to the master repurchase agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS and PLS, in turn, re-pledges such ESS along with its interest in all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. The total unpaid principal balance (“UPB”) outstanding under this facility as of December 31, 2020 was $80.9 million.

During 2018, the Company, through the PMT ISSUER TRUST (“FMSR Issuer Trust”), issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day. The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms).

The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs. The total UPB outstanding under such agreement to repurchase as of December 31, 2020 was $450.0 million.

During 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million, all of which is committed. The loan amount matured on February 1, 2020.

On March 29, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-1R, issued an aggregate principal amount of $295.7 million in secured term notes (the “2019-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.00% per annum, with an initial payment date that occurred on April 29, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-1R Notes mature on March 29, 2022 or, if extended pursuant to the terms of the related indenture, March 27, 2024 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2020 was $167.1 million.

On June 11, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-2R, issued an aggregate principal amount of $638.0 million in secured term notes (the “2019-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-2R Notes bear interest at a rate equal to one-month LIBOR plus 2.75% per annum, with an initial payment date of June 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-2R Notes mature on May 29, 2023 or, if extended pursuant to the terms of the related indenture, June 28, 2025 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2020 was $436.5 million.

On October 16, 2019, we, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2019-3R, issued an aggregate principal amount of $375.0 million in secured term notes (the “2019-3R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2019-3R Notes bear interest at a rate equal to one-month LIBOR plus 2.70% per annum, with an initial payment date of November 27, 2019 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2019-3R Notes mature on October 27, 2022 or, if extended pursuant to the terms of the related indenture, October 29, 2024 (unless earlier redeemed in accordance with their terms). The total UPB outstanding under these notes as of December 31, 2020 was $185.6 million.

On November 4, 2019, our wholly-owned subsidiary, PMC, issued in a private offering $210 million principal amount of Exchangeable Senior Notes due 2024 (the “2024 Notes”), bearing interest at a rate equal to 5.50% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2020. The 2024 Notes will mature on November 1, 2024. The 2024 Notes are fully and unconditionally guaranteed by the Company and are exchangeable into cash or common shares, or a combination of cash and common shares. The common shares are exchangeable at a rate of 40.1010 common shares per $1,000 principal amount of the 2024 Notes as of December 31, 2019, subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The proceeds are used for general corporate purposes, including funding investment activity, which may include investments in CRT arrangements, MSRs, MBS and new products such as, home equity lines of credit, non-qualified mortgage loans, as well as working capital.

On February 14, 2020, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2020-1R, we issued an aggregate principal amount of $350 million in secured term notes (the “2020-1R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2020-1R Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, with an initial payment date of March 27, 2020 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2020-1R Notes mature on March 1, 2023 or, if extended pursuant to the terms of the related indenture, February 27, 2025 (unless earlier redeemed in accordance with their terms).

On December 22, 2020, through our indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST 2020-2R, we issued an aggregate principal amount of $500 million in secured term notes (the “2020-2R Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2020-2R Notes bear interest at a rate equal to one-month LIBOR plus 3.81% per annum, with an initial payment date of January 27, 2021 and, with respect to each calendar month thereafter, a payment date that shall occur on the second business day following the latest underlying payment date of all of the underlying series in that calendar month. The 2020-2R Notes mature in December 28, 2022 unless earlier redeemed in accordance with their terms.

We maintain multiple master repurchase agreements and mortgage loan participation and sale agreements with money center banks to fund newly originated prime loans purchased from correspondent sellers. The total UPB outstanding under the facilities in existence as of December 31, 2020 was $6.3 billion.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provided special servicing to the private investment funds and the entities in which those funds invested. PLS acted as the servicer for loans with UPB totaling approximately $426.8 billion, of which $174.4 billion was subserviced for us as of December 31, 2020.

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

Competition

In our correspondent production activities, we compete with large financial institutions and with other independent residential loan producers and servicers such as Wells Fargo, JP Morgan Chase, AmeriHome Mortgage and Mr. Cooper. We compete on the basis of product offerings, technical knowledge, and loan quality, speed of execution, rate and fees.

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

Because the availability of mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential loans and other assets or adversely influence our ability to bid for such assets at levels that allow us to acquire the assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

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

Human Capital Resources

We have one employee. All of our officers are employees of PennyMac or its affiliates. Our long-term growth and success is highly dependent upon PennyMac’s employees and PennyMac’s ability to create a diverse and inclusive workplace that represents a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, PennyMac strives to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where its employees live and serve.

During 2020, PennyMac’s workforce grew from over 4,000 domestic employees as of the fiscal year ended December 31, 2019 to over 6,000 domestic employees as of the fiscal year ended December 31, 2020.  At the end of fiscal year 2020, PennyMac’s workforce was 46.7% male and 53.3% female, and the ethnicity of PennyMac’s workforce was 43.7% White, 16.8% Black, 23.4% Hispanic, 10.3% Asian and 5.8% other.

Recruiting and Employee Retention

We and PennyMac believe in attracting, developing and engaging the best talent, while providing a supportive work environment that prioritizes the health and safety of PennyMac’s and our employees.  PennyMac’s and our compensation programs are designed to motivate and reward those who possess the necessary skills to support business strategy and create long-term stockholder value. PennyMac employee compensation may include base salary, annual cash incentives, long-term equity incentives as well as life and health insurance and 401(k) plan matching contributions. Our compensation program consists of long-term equity incentives to further align certain of PennyMac’s key employees who influence our business with our shareholders and our long-term business objectives.

Employees receive regular training to help further enhance their career development objectives and PennyMac also actively manages an enterprise-wide mentoring program. PennyMac has partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance the productivity of PennyMac’s employees. PennyMac supports the U.S. military through its continued focus on recruiting and creating opportunities for veterans. For example, PennyMac established the Veterans Engaging Mentorships, Relationships, and Growth program to further its efforts to hire, support, and create a community of veterans and veteran families.

Diversity and Inclusion

We and PennyMac believe that building a diverse and inclusive, high-performing workforce where PennyMac’s employees bring varied perspectives and experiences to work every day creates a positive influence in PennyMac’s workplace, community and business operations. Our Board of Trustees, Nominating and Corporate Governance Committee and Risk Committee provide regular oversight on PennyMac’s sustainability, diversity and inclusion programs and initiatives. During 2020, PennyMac established leadership goals and created customized initiatives that focused on PennyMac’s continued effort to increase women and underrepresented minorities in management positions throughout the company and its business divisions. As it relates to gender diversity, PennyMac established the Women Empowering Mentorships, Relationships, and Growth program to emphasize career growth, networking, and learning opportunities for women at the management level. PennyMac also fosters a more inclusive culture through a variety of other diversity and inclusion initiatives, including corporate training, special events, community outreach and corporate philanthropy.

Community Involvement

PennyMac’s corporate philanthropy program is governed by a philosophy of giving that prioritizes the support of causes and issues that are important in our local communities, and drives a culture of employee engagement and collaboration throughout our and PennyMac’s organization. PennyMac is committed to empowering its employees to be a positive influence in the communities where its employees live and serve, and believes that this commitment supports its efforts to attract and engage employees and improve retention. During the 2020 fiscal year, PennyMac established a separate donor advisor fund to make donations to various local and national charitable organizations.

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

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

•	Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic.
•

The COVID-19 pandemic and the CARES Act have significantly increased the number of borrowers in forbearance whose loans are in our CRT arrangements which may lead to significant future credit or fair value losses.

•

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition and results of operations.

•

New CFPB and state rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

•

We are highly dependent on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

•

Our business prospects, financial condition, liquidity and results of operations could be adversely impacted by the CFPB’s final General Qualified Mortgage (“QM”) loan rule for certain GSE eligible loans and its impact on the ability to repay rules.

•

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

•	Our or PLS’ inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition and results of operation.
•	Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.
•	A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.
•

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.

•	We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.
•	We may not be able to raise the debt or equity capital required to finance our assets and grow our businesses.
•	Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our investments.
•	Our correspondent production activities could subject us to increased risk of loss.
•

The success and growth of our correspondent production activities will depend, in part, upon PLS’ ability to adapt to and implement technological changes and to successfully develop, implement and protect its proprietary technology.

•	We are not an approved Ginnie Mae issuer and an increase in the percentage or amount of government loans we acquire could be detrimental to our results of operations.
•	Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.
•

The Federal Housing Finance Agency (“FHFA”) has instructed government-sponsored entities to gradually wind down new lender risk share transactions such as CRT investments as of the end of 2020.  If we are unable to find a suitable alternative investment to investing in CRTs with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

•

A portion of our investments is in the form of loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

•	Our acquisition of mortgage servicing rights exposes us to significant risks.

•	Our acquisition of excess servicing spread has exposed us to significant risks.
•	The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us.
•

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, such as COVID-19, terrorist attacks, and the effects of climate change, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

•

We may be materially and adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

•	Many of our investments are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
•

Fair values of many of our investments are estimates and the realization of reduced values from our recorded estimates may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

•

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

•	We are dependent upon PCM and PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS are terminated.
•	The management fee structure could cause disincentive and/or create greater investment risk.
•	Termination of our management agreement is difficult and costly.
•	Certain provisions of Maryland law, our staggered board of trustees and certain provisions in our declaration of trust could each inhibit a change in our control.
•	Failure to maintain exemptions or exclusions from registration under the Investment Company Act of 1940 could materially and adversely affect us.
•	Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.
•

Even if we qualify as a REIT, we face tax liabilities that reduce our cash flow, and a significant portion of our income may be earned through taxable REIT subsidiaries, or TRSs, that are subject to U.S. federal income taxation.

•

The percentage of our assets represented by a TRS and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

•	The risk management efforts of our Manager may not be effective.
•

Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

The above list is not exhaustive, and we face additional challenges and risks. Please carefully consider all of the information in this Report, including the matters set forth below in this Item 1A.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, liquidity and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, liquidity and results of operations in future periods.

Risks Related to Our Business

Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic.

The COVID-19 pandemic has created unprecedented economic, financial and public health disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. The extent to which the COVID-19 pandemic continues to negatively affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to COVID-19 pandemic.

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic. The initial forbearance period is up to 180 days, subject to a further extension of up to 180 days. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. As a result of the CARES Act forbearance requirements, we have experienced continued elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. In fiscal year 2020, elevated prepayment activity was sufficient to cover principal and interest payment advances required under the CARES Act, however, in the future elevated prepayment activity may be insufficient to cover required principal and interest advances. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing fee income and increase our servicing expenses due to the increased number of delinquent loans and significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the COVID-19 pandemic. As of December 31, 2020, 2.1% of the loans in our MSR portfolio were in COVID-19 related forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in interest rates and financial markets in early 2020 have negatively impacted the fair value of our servicing assets and CRT arrangements.   In addition, the CARES Act forbearance requirements and the decline in the value of financial assets linked to consumer credit performance in early 2020 caused us to report material losses.

Further market volatility or economic weakness may result in additional declines in the value of our credit assets and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

We may also have difficulty accessing debt and equity capital on attractive terms, or at all, as a result of the impact of the COVID-19 pandemic, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis. This includes renewals of our existing financing arrangements with our lenders who may be adversely impacted by the volatility and dislocations in the financial markets and may not be willing or able to continue to extend us credit on the same terms, or on favorable terms, or at all.

In addition, our business could be disrupted if our Manager is unable to operate due to changing governmental restrictions such as travel bans and quarantines placed or reinstituted on its employees or operations, including successfully operating its and our business from remote locations, ensuring the protection of its employees’ health, and maintaining its information technology infrastructure.

Federal, state, and local executive, legislative and regulatory responses to the ongoing COVID-19 pandemic are rapidly evolving, may be inconsistent and conflict in scope or application, and may be subject to change without advance notice. These regulatory responses may impose additional compliance obligations, may extend existing CARES Act forbearance requirements and delay our licensing efforts, which may negatively impact our business. In addition, the CARES Act and other federal, state and local regulations are subject to interpretation given the existing ambiguities in the rules and regulations, which may result in future class action and other litigation risk.

Governmental authorities have taken additional measures to stabilize the financial markets and support the economy including providing monetary relief and extending foreclosure and eviction moratoria. The outcome of these measures are unknown and they may not be sufficient to address the current market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic. The scope and duration of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address it are currently unknown. Even after the COVID-19 pandemic subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A.

The COVID-19 pandemic and the CARES Act have significantly increased the number of borrowers who are in forbearance whose loans are in our CRT arrangements which may lead to significant future credit or fair value losses.

On March 27, 2020, the federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance if they attest that they are directly or indirectly experiencing any financial hardship resulting from the COVID-19 pandemic. The initial forbearance period is up to 180 days, subject to further extension of up to 180 days. In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type.

The CARES Act also precludes loan servicers like us from reporting borrowers subject to forbearance plans as delinquent to the credit reporting agencies even though the federally-backed loans may still be characterized as delinquent for the purposes of our CRT arrangements with Fannie Mae. Our CRT arrangements are structured such that we retain a portion of the credit risk and an interest-only ownership interest in the reference loans and, under certain of our CRT Agreements, may be required to realize losses in the event of a loan delinquency of 180 days or more even where there is ultimately no loss realized with respect to such loan (e.g., as a result of a borrower’s re-performance).

Although these CRT Agreements were amended in 2018 to ensure that forbearances resulting from Hurricane Harvey and Hurricane Irma were not considered to be delinquent for the purposes of the 180 day delinquency fixed loss severity schedule, Fannie Mae and its regulator, the Federal Housing Finance Authority, announced that they will not provide similar treatment for forbearances resulting from the COVID-19 pandemic for certain of our CRT Agreements.

Given the federal government mandate to approve requested forbearances upon the request of a borrower and subject only to his or her attestation of the COVID-19 pandemic impact, we expect the number of forbearances requested and approved under our CRT arrangements will result in credit losses and fair value losses that may be material and that may require us to write down the value of the assets significantly. In the event of a foreclosure, the proceeds upon the sale of such underlying real estate may not be sufficient to repay the borrower’s mortgage loan obligation, which could result in losses to our CRT arrangements and to us. Any such losses we incur may reduce distributions to our shareholders and may materially and adversely affect our results of operations, our financial condition, and the market value of our common shares.

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

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers, third party originators, servicers or brokers with whom we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders, third party originators, servicers or brokers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

The recent outcome of the 2020 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry and may result in increased regulatory scrutiny and enforcement actions. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. To the extent any such state regulators impose new minimum net worth, capital ratio and liquidity standards that are overly burdensome, such actions may have a material adverse effect on our business, financial condition and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors (“CSBS”) have been reviewing whether state chartered nonbank mortgage servicers should be subject to "safety and soundness" standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not hold any funds in federally insured deposit accounts. For example, on September 29, 2020, the CSBS, released proposed prudential standards for state oversight of nonbank mortgage servicers.  The proposed CSBS prudential standards would include revised minimum net worth, capital ratio and liquidity standards similar to existing FHFA requirements and would require servicers to maintain sufficient allowable assets to cover normal operating expenses in addition to the amounts required for servicing expenses. In addition, the FSOC has encouraged state regulators to work to develop prudential and corporate governance standards for nonbank mortgage servicers and has issued guidance describing the process FSOC would follow if it were to consider making a determination to subject a nonbank financial company to supervision by the Board of Governors of the Federal Reserve System and prudential standards.

New CFPB and state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

The CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. Although there was a decline in enforcement actions by the CFPB under the prior federal administration, examinations by state regulators and enforcement actions in the residential mortgage and servicing sectors by state attorneys general have increased and may continue to increase under the new federal administration. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. Presently, almost all of the newly originated loans that we acquire from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the prior federal administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. On November 18, 2020, the FHFA finalized new regulatory capital rules for Fannie Mae and Freddie Mac that requires them to increase their capital to $280 billion. The FHFA did not specify how the new regulatory capital requirements will be achieved or a timeframe for meeting the capital target, however, any increase in guaranty fees or other costs imposed by Fannie Mae and Freddie Mac to raise additional capital may have a negative impact on the mortgage market and could reduce Fannie Mae and Freddie Mac’s future role in the mortgage industry. It is not possible to predict the scope and nature of the actions that the U.S. government, including the new federal administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Our business prospects, financial condition, liquidity and results of operations could be adversely impacted by the CFPB’s final General Qualified Mortgage (“QM”) loan rule for certain GSE eligible loans and its impact on the ability to repay rules.

The Dodd-Frank Act provides that a lender must make “a reasonable, good faith determination” of each borrower’s ability to repay a loan, but may presume that a borrower will be able to repay a loan if such loan has certain characteristics that meet the QM definition. The CFPB adopted its QM definition that establishes rigorous underwriting and product feature requirements for a loan to be deemed a QM. Within those regulations, the CFPB created a special exemption for the GSEs that is generally referred to as the “QM patch,” which allows any GSE-eligible loan to be deemed a QM. The QM patch effectively provides QM designation for GSE eligible loans that have a debt-to-income ratio in excess of 43%, which represents a meaningful portion of the loans currently purchased by the GSEs. Without the QM patch or an alternative, loans with debt-to-income ratios above 43% would not be designated as QMs unless they were insured by a federal agency such as the FHA or VA, which have each adopted their own QM definition that does not currently have a debt-to-income ratio limitation. In October 2020, the CFPB issued a rule providing that the QM patch will expire on the earlier of the implementation of a final amendment revising the “General QM loan” definition or upon the date that the GSEs exit conservatorship. On December 11, 2020, the CFPB issued final General QM loan rules replacing the debt-to-income ratio limitations with a price-based approach, which may have significant implications for the U.S. housing and mortgage market since we do not know how the credit markets and borrowers will respond to the new regulations. Failure to establish effective operational procedures to comply with the final General QM loan rules could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Our or PLS’ inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition and results of operation.

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

In order to meet these minimum financial requirements, we and PLS are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our or its business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and this could significantly impede us and PLS, as non-bank mortgage lenders, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or PLS, which could cause us or PLS to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Market and Financial Risks

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. The ongoing impact of the COVID-19 pandemic, a weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations and that we will incur losses on our investments in the event of a default on a particular investment because the fair value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. These factors may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including the ongoing impact of the COVID-19 pandemic, inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, climate change, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. In addition, due to the ongoing COVID-19 pandemic, the Federal Reserve has enacted monetary policies to purchase MBS on the open market that has and may continue to impact the liquidity of the MBS market. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2020, we had $8.7 billion of total indebtedness outstanding (approximately $8.5 billion of which was secured) and up to $4.6 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

•

require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, capital expenditures and other general corporate purposes;

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness;

•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, including the COVID-19 pandemic;
•	limit our ability to withstand competitive pressures;
•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions or restrict our ability to carry on activities important to our growth; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes. Our liquidity needs vary significantly from time to time and may be affected by general economic conditions, industry trends, performance and many other factors outside our control.

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

Our financing agreements contain financial and restrictive covenants that could adversely affect our financial condition and our ability to operate our businesses.

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

Our existing financing agreements also contain certain events of default and other financial and non‑financial covenants and restrictions that impact our flexibility to determine our operating policies and investment strategies. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit transactions with us.

Because our financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

In addition, our ability to finance ESS relating to Ginnie Mae MSRs is currently dependent on pass through financing we obtain through PLS, which retains the MSRs associated with the ESS we acquire. After our initial acquisition of ESS, we then finance the acquired ESS with PLS under a repurchase agreement, and PLS, in turn, re-pledges the ESS (along with the related MSRs it retains) under a master repurchase agreement with a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae MSRs and ESS and repaid through the cash received by the special purpose entity as the lender under a repurchase agreement with PLS. There can be no assurance this pass through financing will continue to be available to us.

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

In addition, we have been authorized to repurchase up to $300 million of our common shares pursuant to a share repurchase program approved by our board of trustees. As of December 31, 2020, we had $46.1 million remaining under the current board of trustees authorization, and we may continue to repurchase shares to the extent we believe it is in the Company’s best interest to do so. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

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

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs and ESS. Any such scenario could materially and adversely affect us.

We are subject to risks associated with the expected discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the LIBOR administrator, announced the phase out of the use of LIBOR by the end of 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common rates (overnight and one, three, six and 12 months).  The LIBOR administrator has published a consultation regarding its intention to cease publication of U.S. dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected) based on continued rate submissions from banks.  The FCA and other regulators have stated that they welcome the LIBOR administrator’s action. An extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. However, the same regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021.  Moreover, the LIBOR administrator’s consultation also relates to the LIBOR administrator’s intention to cease publication of non-U.S. dollar LIBOR after December 31, 2021. There is no assurance that LIBOR will continue to be published until any particular date.

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

The expected and actual discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. We rely on financing arrangements and liabilities under which our cost of borrowing is based on LIBOR.  We also hold assets and instruments used to hedge the value of certain assets that depend for their value on LIBOR. We anticipate significant challenges as it relates to the transition away from LIBOR for all of our LIBOR-based assets, financing arrangements, and liabilities, regardless whether their maturity dates fall before or after the anticipated discontinuation date after December 31, 2021 or June 30, 2023, as applicable. These challenges will include, but will not be limited to, amending agreements underlying our existing and/or new LIBOR-based assets, financing arrangements, and liabilities with appropriate fallback language prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the determination of fair value for certain of our assets and hedges using LIBOR as a benchmark rate or used to develop a market discount rate.  In addition, the transition to using any new benchmark rate or other financial metric may require changes to existing transaction data, products, systems, models, operations and pricing processes.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  We service LIBOR-based adjustable rate mortgages (“ARMs”) for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks.  We also rely on financial models that incorporate LIBOR into their methodologies for financial planning and reporting.

Due to these risks, we expect both the impending and actual discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. For the same reason, we also can provide no assurance that changes in the value of our hedge instruments will effectively offset changes in the value of the assets they are expected to hedge.  Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest payments, disputing the interpretations or implementation of contract “fallback” provisions and other transition related changes. Our inability to manage these risks effectively may materially and adversely affect our business, financial condition, liquidity and results of operations.

We are subject to market risk and declines in credit quality and changes in credit spreads, which may adversely affect investment income and cause realized and unrealized losses.

We are exposed to the credit markets and subject to the risk that we will incur losses due to adverse changes in credit spreads. Adverse changes to these spreads may occur due to changes in fiscal policy, the ongoing impact of the COVID-19 pandemic, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in our credit quality, credit quality related to specific issuers or specific industries, and a general weakening in the economy, all of which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e., increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on our investments.

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

We pursue hedging strategies in a manner that is consistent with the REIT qualification requirements to reduce our exposure to interest rates. The strategies are intended to mitigate the effect of interest rate fluctuations on the fair value of the assets at our TRS as well as debt used to acquire or carry real estate assets at entities other than our TRS. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily prepayment exposure on our MSR investments as well as IRLCs and our inventory of loans held for sale as well as MBS and CRTs. For example, with respect to our IRLCs and inventory of loans held for sale, we may use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. In addition, with respect to our MSRs, we may use MBS forward purchase and sale contracts to address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions such as those resulting from the ongoing COVID-19 pandemic. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay.
•	the federal tax regulations applicable to REITs limit our hedge activity outside of the TRS to hedging interest rate fluctuations with respect to debt used to acquire or carry real estate assets.

In addition, we may fail to recalculate, re‑adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Act and other federal regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

In our correspondent production activities, we acquire newly originated loans from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient asset acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such assets, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these assets and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Our correspondent production activities are currently dependent, in part, upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement, and our correspondent sellers expect and require certain conveniences and service levels. In this regard, PLS has transitioned to a workflow-driven, cloud-based loan acquisition platform. While we anticipate that PLS’ cloud-based system will increase scalability and produce other efficiencies, there can be no assurance that PLS’ cloud-based system will prove to be effective or that such correspondent sellers will easily adapt to PLS’ cloud-based system. Any failure to effectively or timely transition to the new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

The development, implementation and protection of these technologies and becoming more proficient with it may also require significant capital expenditures by PLS. As these technological advancements increase in the future, PLS will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS to protect its technologies and such litigation is expected to be time consuming and result in substantial costs and diversion of PLS resources. Any failure of PLS to develop, implement, execute or maintain its technological capabilities and any litigation costs associated with protection of its technologies could adversely affect PLS and its ability to effectively perform its loan production and servicing activities on our behalf, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and an increase in the percentage or amount of government loans we acquire could be detrimental to our results of operations.

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 37% of our purchases in 2020. We are not approved as a Ginnie Mae issuer and rely heavily on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have entered into CRT arrangements with Fannie Mae, whereby we sell pools of loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, and exposes us to risk of loss greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, the ongoing COVID-19 pandemic, war or terrorist attack. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

The Federal Housing Finance Agency (“FHFA”) has instructed government-sponsored entities to gradually wind down new lender risk share transactions such as CRT investments as of the end of 2020.  If we are unable to find a suitable alternative investment to investing in CRTs with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

The Federal Housing Finance Agency (“FHFA”) has instructed government-sponsored entities to gradually wind down new lender risk share transactions such as CRT investments as of the end of 2020 and accordingly we do not expect to make any new CRT investments. As of December 31, 2020, we continued to hold net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, interest-only security payable) totaling $2.6 billion. If we are unable to find suitable alternative investments comparable to CRTs, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

A portion of our investments is in the form of loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We have invested in performing and nonperforming residential loans and, through our correspondent production business, newly originated prime credit quality residential loans. Residential loans are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss.

Our investments in loans also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) risks related to general and local economic conditions, including those resulting from the ongoing COVID-19 pandemic; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) increases in property taxes and operating expenses; (vi) changes in zoning laws; (vii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (viii) casualty or condemnation losses; (ix) uninsured damages from floods, earthquakes or other natural disasters; (x) limitations on and variations in rents; (xi) fluctuations in interest rates; (xii) fraud by borrowers, originators and/or sellers of loans; (xiii) undetected deficiencies and/or inaccuracies in underlying loan documentation and calculations; and (xiv) failure of the borrower to adequately maintain the property. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

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

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and loans that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf.  Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans as well as the ongoing impact of the COVID-19 pandemic. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue, in a manner that is consistent with our qualification as a REIT, various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change. Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic.

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

Our acquisition of excess servicing spread (“ESS”) has exposed us to significant risks.

We have previously acquired from PLS the right to receive certain ESS arising from MSRs owned or acquired by PLS. The ESS represents the difference between PLS’ contractual servicing fee with the applicable Agency and a base servicing fee that PLS retains as compensation for servicing or subservicing the related loans pursuant to the applicable servicing contract.

Because the ESS is a component of the related MSR, the risks of owning the ESS are similar to the risks of owning an MSR. We also record our ESS assets at fair value, which is based on many of the same estimates and assumptions used to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the ESS and the actual value that is ultimately realized. Also, the performance of our ESS assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds, delinquency rates and the ongoing impact of the COVID-19 pandemic. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any ESS we acquire, and this could ultimately have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to a tiered recapture fee ranging from 30% to 40% of the fair value of the MSRs relating to loans it refinances, we are not independently capable of protecting our MSR assets from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance loans in our servicing portfolio that would otherwise be targeted by other lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to loans it refinances, we are not independently capable of protecting our ESS assets from borrower refinancing by other lenders through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these loans that would otherwise be targeted by other lenders. There can be no assurance that PLS will either have or allocate the required time and resources or otherwise be capable of effectively and efficiently soliciting these loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated repayment of the loans underlying our ESS assets, decreasing their value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, such as COVID-19 pandemic, terrorist attacks, and the effects of climate change, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, such as COVID-19 pandemic, floods, droughts, fires and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service or on  which we bear credit risk, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence may cause disruptions in U.S. financial markets and negatively impact the U.S. economy in general.

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

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism, acts of war and pandemics, such as COVID-19 pandemic, may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Westlake Village, California and we have additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California.  Many areas of California, including the immediate area around our corporate headquarters, have experienced extensive damage and property loss due to a series of large wildfires in the past several years.  California and the other states in which we operate are also prone to other types of natural disasters.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber attack, pandemic, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

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

Our investments in distressed loans, MSRs, ESS, CRT arrangements, securities and loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises, which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

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

Given the illiquidity and complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. If any third party information is intentionally or negligently misrepresented and not detected, then our model and data results could be materially impacted. Models and data are used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pass through scheduled principal and interest payments to security holders of the MBS into which the loans are sold, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs.

Federal, state or local regulatory actions may increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic.

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

We are externally advised and managed by PCM, which, pursuant to our management agreement, makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have few employees and limited in-house capability to perform the activities independently.

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

In addition, the terms of these agreements extend until June 30, 2025, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. See “Termination of our management agreement is difficult and costly” below.  If any agreement is terminated or not renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

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

Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our business, financial condition and results of operations.

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

As we expand the scope of our businesses, we confront potential conflicts of interest relating to our investment activities that are managed by PCM. The SEC and certain other regulators continue to scrutinize potential conflicts of interest, and as we expand the scope of our business, we continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations. Reputational risk incurred in connection with conflicts of interest could negatively affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and employees and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. In addition, various private third party organizations have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our stock price and ability to raise capital, and adversely affect our results of operations.

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

Because we are organized as a holding company that conducts business primarily through PennyMac Operating Partnership, L.P. and its wholly-owned subsidiaries, our status under the Investment Company Act of 1940, or the Investment Company Act, is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. If our Operating Partnership or one or more of its subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we or our subsidiaries have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

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

Even if we qualify as a REIT, we face tax liabilities that reduce our cash flow, and a significant portion of our income may be earned through taxable REIT subsidiaries, or TRSs that are subject to U.S. federal income taxation

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

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

Currently, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of each quarter. We may potentially have to modify our activities or the capital structure of those TRSs in order to comply with this limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 20% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 20% of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

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

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders in the future or that the level of any future distributions will achieve a market yield or increase or even be maintained over time, or that future dividends might not be a combination of stock and cash, as permitted under Internal Revenue Service guidelines, any of which could materially and adversely affect the market price of our common shares.

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

We acquire and/or expect to acquire in the secondary market debt instruments that we may significantly modify for less than their face amount, MBS issued with original issue discount, MBS acquired at a market discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time or we may record a capital loss in a disposition of such asset, but our ability to benefit from that bad debt deduction would depend on our having taxable income or capital gains, respectively, in that later taxable year or a subsequent taxable year. This possible “income early, losses later” phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets, liabilities and operations. Under current law, any income from a hedging transaction we enter into either (i) to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, provided, that, in each case, such instrument is properly identified under applicable Treasury regulations, will not be treated as qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

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

In the case of such wholly-REIT owned TMPs, certain categories of our shareholders, such as foreign shareholders otherwise eligible for treaty benefits, shareholders with net operating losses, and tax exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income received from us that is attributable to the TMP, or “excess inclusion income.” In addition, to the extent that our shares are owned in record name by tax exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we may incur a corporate level tax on our allocable portion of excess inclusion income from such a wholly-REIT owned TMP. In that case and to the extent feasible, we may reduce the amount of our distributions to any disqualified organization whose share ownership gave rise to the tax, or we may bear such tax as a general corporate expense. To the extent that our shares owned by disqualified organizations are held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the shares held by the broker/dealer or other nominee on behalf of disqualified organizations. While we intend to attempt to minimize the portion of our distributions that is subject to these rules, the law is unclear concerning computation of excess inclusion income, and its amount could be significant.

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

General Risks

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. In addition, the ongoing COVID-19 pandemic has created unique challenges resulting from employees working remotely.

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

As our reliance on rapidly changing technologies has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers such as cloud-based computing service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

Despite efforts by PCM to ensure the integrity of its systems, its investment in significant physical and technological security measures, employee training, contractual precautions and business continuity plans, and its implementation of policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

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

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. We compete in our investment activities with other mortgage REITs, specialty finance companies, private funds, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring mortgage assets. In addition, large commercial banks and savings institutions and other independent mortgage lenders and servicers are becoming increasingly competitive in the acquisition of newly originated loans. Many of these institutions have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.  Moreover, if more non-bank entities enter these markets and as more commercial banks aggressively compete, our correspondent production activities may generate lower volumes and/or margins.

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

During November 2019, our wholly-owned subsidiary, PMC, issued $210 million of exchangeable senior notes, the 2024 Notes, that are exchangeable under certain circumstances for our common shares. Upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares and holders of the 2024 Notes could receive a distribution of PMC’s available assets before holders of our common shares. We also issued a total of 33.5 million common shares pursuant to underwritten equity offerings during fiscal year 2019.

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation, through our “at-the-market” equity program and as of December 31, 2020 we have approximately $74.4 million of common shares available for issuance under that program.

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

Initiating new business activities or investment strategies, developing new products or significantly expanding existing business activities or investment strategies may expose us to new risks and increase our cost of doing business.

Initiating new business activities or investment strategies, developing new products, or significantly expanding existing business activities or investment strategies, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or investment strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative or strategy.

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 19, 2021, our common shares were held by 90 registered holders.

We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This is one requirement to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I, Item 1A of this Report in section entitled “Risk Factors”. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2020.

Repurchase of our Common Stock

The following table summarized the stock repurchase activity for the quarter ended December 31, 2020:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
October 1, 2020 – October 31, 2020	—	$—	—	$61,755
November 1, 2020 – November 30, 2020	819	$16.81	819	$47,989
December 1, 2020 – December 31, 2020	108	$17.43	108	$46,107

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

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the year ended December 31, 2020, we purchased newly originated prime credit quality residential loans with fair values totaling $170.0 billion, as compared to $114.5 billion for the year ended December 31, 2019, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the year ended December 31, 2020, we received sourcing fees totaling $11.0 million, relating to $60.5 billion in UPB of loans that we sold to PLS.

Credit Sensitive Investments

CRT Arrangements

The Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments by the end of 2020. At present, we are no longer creating new CRT investments. During the year ended December 31, 2020, we recognized investment losses of $145.9 million relating to our holdings of CRT securities and losses of $159.2 million related to the firm commitments to purchase the CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling $2.6 billion at December 31, 2020.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the year ended December 31, 2020, we received $1.2 billion of MSRs as proceeds from sales of loans acquired for sale. We held $1.8 billion of MSRs at fair value at December 31, 2020.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $2.3 billion and sold $2.0 billion of MBS during the year ended December 31, 2020. We held MBS with fair values totaling $2.2 billion at December 31, 2020. The purchases and sales during the year reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets.

•

ESS relating to MSRs held by PFSI. We received ESS with fair value totaling $2.1 million during the year ended December 31, 2020, pursuant to a spread acquisition agreement with PLS. We held ESS with a fair value totaling $131.8 million at December 31, 2020.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and CRT arrangements and are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$106,306,805	$61,128,081	$29,369,656
To PennyMac Financial Services, Inc.	63,618,185	50,110,085	37,967,724
	$169,924,990	$111,238,166	$67,337,380
Net gain on loans acquired for sale	$379,922	$170,164	$59,185
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$1,158,475	$837,706	$356,755
Investments in CRT arrangements:
Deposits securing CRT arrangements	1,700,000	933,370	596,626
Recognition of firm commitment to purchase CRT securities (1)	(38,161)	99,305	30,595
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	(1,502,203)	897,151	122,581
Total investments in CRT arrangements	159,636	1,929,826	749,802
Total investments resulting from correspondent activities	$1,318,111	$2,767,532	$1,106,557

(1)	Initial recognition of firm commitment upon sale of loans.

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, we completed the following underwritten offerings of our common shares:

Year ended December 31, 2019
(in thousands)
Number of common shares issued	33,527
Gross proceeds	$719,777
Net proceeds	$710,752

“At-the-Market” (ATM) Equity Offering Program

On March 14, 2019, we entered into equity distribution agreements to sell from time to time, through an ATM equity offering program under which the Agents will act as sales agent and /or principal, our common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

	Year ended December 31,
	2020	2019
	(in thousands)
Number of common shares issued	241	5,463
Gross proceeds	$5,654	$119,905
Net proceeds	$5,597	$118,705

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset or liability’s fair value. These levels are:

		December 31, 2020
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$135,107	1%	6%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	5,959,987	51%	259%
Level 3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	4,888,353	43%	214%
	Total assets measured at or based on fair value	$10,983,447	96%	478%
	Total assets	$11,492,011
	Total shareholders’ equity	$2,296,859

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the item at its fair value.

(2)

For purposes of this discussion, includes Deposits securing credit risk transfer arrangements which are carried at amortized cost. These deposits along with the related CRT derivatives and CRT strips are held in the form of securities which are the basis for valuation of the CRT derivatives and strips.

At December 31, 2020, $11.0 billion, or 95%, of our total assets were carried at fair value on a recurring basis and $28.7 million, or less than 1% (consisting of REO), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment. Of these assets, $4.9 billion, or 42%, of total assets are measured using “Level 3” fair value inputs, which are difficult to observe and require significant management judgment.

Changes in inputs to measurement of “level 3” fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income as summarized below:

Year ended December 31,	Loans at fair value (1)	Excess servicing spread	Interest rate lock commitments	CRT Assets	Mortgage servicing rights (2)	Total

2020	$(1,578)	$(24,970)	$536,943	$(281,957)	$(706,107)	$(451,121)
2019	$(6,099)	$(9,256)	$80,133	$161,317	$(262,031)	$(20,581)
2018	$(15,213)	$8,500	$(14,016)	$119,674	$60,772	$166,430

(1)	Includes loans held for sale and loans at fair value.
(2)	Excluding changes in fair value attributable to realization of cash flows.

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

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant executive management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to PFSI’s Financial Analysis and Valuation group (the “FAV group”). With respect to those valuations, PFSI’s FAV group reports to PFSI’s valuation committee, which oversees the valuations. PFSI’s valuation committee includes the Company’s chief financial, chief investment and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of either Net gain on loans acquired for sale or Net (loss) gain on investments. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•

We categorize loans that are saleable into active markets as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in a VIE. We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $3.5 billion of such loans at fair value at December 31, 2020.

•

We categorize loans that are not saleable into active markets as “Level 3” fair value assets. Such loans include substantially all of our investments in distressed loans, home equity and commercial loans held for sale and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $33.9 million of such loans at fair value at December 31, 2020.

We estimate the fair value of our “Level 3” fair value loans using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

Excess Servicing Spread

We acquire the right to receive the ESS cash flows relating to certain MSRs over the life of the underlying loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net (loss) gain on investments.

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

A shift in the market for ESS or a change in our assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. We held $131.8 million of ESS at December 31, 2020. Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates as of December 31, 2020:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed
	(in thousands)
(20%)	$5,766	$13,977
(10%)	$2,824	$6,701
(5%)	$1,397	$3,282
5%	$(1,369)	$(3,154)
10%	$(2,711)	$(6,185)
20%	$(5,316)	$(11,907)

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on loans acquired for sale and may be included in Net loan servicing fees — from nonaffiliates – Hedging results when we include the IRLCs in our MSR hedging activities in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the loans that decrease in fair value.

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of gain on sale of loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $72.4 million of net IRLC assets at December 31, 2020. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2020:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(5,094)
(10%)	$3,934
(5%)	$8,448
5%	$15,882
10%	$18,462
20%	$23,576

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

Through late 2020, we had CRT arrangements with Fannie Mae, pursuant to which we sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strip or derivative asset or liability relating to these transactions at fair value and recognize changes in the respective assets’ or liability’s fair values in Net (loss) gain on investments in the consolidated statements of income.

A shift in the market for CRT arrangements or a change in our assessment of an input to the valuation of CRT arrangements can have a significant effect on the fair value of CRT arrangements and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of CRT arrangements are the pricing spread (discount rate) and the remaining loss expectation, which is influenced by the changes in the fair value of the properties securing the loans in the reference pool.

We held $2.6 billion of net CRT arrangements assets at December 31, 2020. Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements as of December 31, 2020:

Effect on fair value of a change in pricing spread input		Effect on fair value of a shift in property value
Change in input (in basis points)	Effect on fair value	Property value shift	Effect on fair value
	(in thousands)		(in thousands)
(100)	$72,070	(15%)	$(145,221)
(50)	$35,522	(10%)	$(85,621)
(25)	$17,634	(5%)	$(35,451)
25	$(17,392)	5%	$28,619
50	$(34,540)	10%	$51,509
100	$(68,135)	15%	$70,024

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period income. Changes in fair value of MSRs are recognized as a component of Net loan servicing fees—from nonaffiliates—Change in fair value of mortgage servicing rights.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. We held

$1.8 billion of MSRs at December 31, 2020. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2020:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$137,547	$215,420	$47,385
(10%)	$66,266	$102,856	$23,692
(5%)	$32,536	$50,287	$11,846
5%	$(31,400)	$(48,136)	$(11,846)
10%	$(61,718)	$(94,244)	$(23,692)
20%	$(119,305)	$(180,820)	$(47,385)

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

Critical Accounting Policies Not Tied to Fair Value

Consolidation—Variable Interest Entities

We enter into various types of transactions with special purpose entities (“SPEs”), which are trusts that are established for limited purposes. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer loans on our balance sheet to an SPE, which then issues various forms of interests in those assets to investors. In a securitization transaction, we typically receive cash and/or beneficial interests in an SPE in exchange for the assets we transfer.

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

When an SPE is a VIE, holders of variable interests in that entity must evaluate whether they are the VIE’s primary beneficiary. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. The primary beneficiary of a VIE must include the assets and liabilities of the VIE on its consolidated balance sheet. Therefore, our evaluation of a securitization as a VIE and our status as the VIE’s primary beneficiary can have a significant effect on our consolidated balance sheet.

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative and credit risk transfer strip assets and liabilities and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•

The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposit securing credit risk transfer agreements, Derivative and credit risk transfer strip assets and liabilities which represent our Interest-only (“IO”) ownership interest and Recourse Obligation, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative credit risk transfer strip assets and liabilities and Interest-only security payable at fair value in Net (loss) gain on investments in our consolidated income statements.

•

The VIE that holds loans we have securitized is also shown as its constituent assets and liabilities- Loans at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financing of a variable interest entity at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements. Changes in the fair value of loans held in the VIE and the associated asset-backed financing are included in Net (loss) gain on investments in our consolidated income statements.

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

The amounts of net non-cash (loss) income items included in net investment income are as follows:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net (loss) gain on investments:
Mortgage-backed securities	$87,852	$77,283	$(11,262)
Loans:
Held in a variable interest entity	(6,617)	7,883	(8,499)
Distressed	(87)	(7,169)	(11,514)
ESS	(22,729)	(7,530)	11,084
CRT arrangements	(161,854)	(11,445)	6,015
Firm commitment to purchase CRT securities	(121,067)	60,943	7,399
Interest-only security payable at fair value	14,952	10,302	(19,332)
Asset-backed financing of a VIE	5,519	(7,553)	9,610
	(204,031)	122,714	(16,499)
Net gain on loans acquired for sale (1)	1,199,605	931,733	402,359
Net loan servicing fees—MSR valuation adjustments	(938,937)	(464,353)	(58,780)
Net interest income—Capitalization of interest pursuant to loan modifications	—	2,318	7,439
	$56,637	$592,412	$334,519
Net investment income	$469,351	$488,815	$351,067
Non-cash items as a percentage of net investment income	12%	121%	95%

(1)

Amount represents MSRs received, fair value of firm commitment to purchase CRT securities recognized, representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at year end.

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold;
•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool;
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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2020	2019	2018
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$469,351	$488,815	$351,067
Expenses	389,621	298,174	193,079
Pretax income	79,730	190,641	157,988
Provision for (benefit from) income taxes	27,357	(35,716)	5,190
Net income	52,373	226,357	152,798
Dividends on preferred shares	24,938	24,938	24,938
Net income attributable to common shareholders	$27,435	$201,419	$127,860
Pretax income by segment:
Credit sensitive strategies	$(317,143)	$182,176	$87,251
Interest rate sensitive strategies	105,697	1,148	98,432
Correspondent production	344,639	64,593	16,472
Corporate	(53,463)	(57,276)	(44,167)
	$79,730	$190,641	$157,988
Annualized return on average common shareholder's equity	1.4%	12.0%	10.2%
Earnings per common share:
Basic	$0.27	$2.54	$2.09
Diluted	$0.27	$2.42	$1.99
Dividends per common share	$1.52	$1.88	$1.88
At year end:
Total assets	$11,492,011	$11,771,351	$7,813,361
Book value per common share	$20.30	$21.37	$20.61
Closing price per common share	$17.47	$22.29	$18.62

During the year ended December 31, 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the COVID-19 pandemic. These developments have triggered an economic recession in the United States.

The national unemployment rate increased to 14.9% as of April 30, 2020 but has subsequently decreased to 6.7% as of December 31, 2020. The ongoing uncertainty caused by the COVID-19 pandemic has created financial hardships for many existing borrowers. As part of its response to the COVID-19 pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as property tax and insurance costs to protect investor’s interest in the properties collateralizing the loans. As of December 31, 2020, 2.3% of the loans in our MSR portfolio were in COVID-19 related forbearance provided for under the CARES Act.

The emergence of the COVID-19 pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. During the year ended December 31, 2020, we recognized $267.0 million in fair value losses on our CRT arrangements and $38.2 million of losses on the initial recognition of firm commitments to purchase CRT securities in our credit sensitive strategies segment. We believe these fair value losses reflect increases both in expectations of future credit losses to be incurred as well as the return demanded by market participants due to the uncertainty surrounding such expectations. While the credit markets have recovered somewhat since the beginning of the COVID-19 pandemic, the recovery has not been complete as the economy remains weak and uncertainty about future mortgage loan credit performance persists.

Before the onset of the COVID-19 pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the COVID-19 pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets, acted to further lower market mortgage interest rates. These developments have acted to sustain demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion. Current forecasts estimate the origination market to approximate $4.0 trillion for 2020 and $3.3 trillion for 2021. The uncertainties and strains on many mortgage lenders induced by the COVID-19 pandemic and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the COVID-19 pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the COVID-19 pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities. With the return of other market participants, our gain-on-sale margins in our correspondent production activities have moderated.

We expect the COVID-19 pandemic to have a negative effect on the future earnings of our interest rate sensitive strategies segment by reducing the income collected from our servicing portfolio, reducing the amount of placement fees we earn on custodial deposits related to the loans in our servicing portfolio, and increasing servicing expenses due to increasing delinquencies. Increasing delinquencies or deteriorating economic conditions may also continue to have a negative effect on the fair value of our MSRs that may not be offset by our hedging activities, which typically seek to moderate changes in fair value due to changes in interest rates. We expect these negative effects to be partially offset by increases in servicing fees arising from growth in our loan servicing portfolio.

The current environment caused by the COVID-19 pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this continuing situation on our future prospects are difficult to anticipate. For further discussion of the potential impacts of the COVID-19 pandemic please also see “Risk Factors” in Part II. Item 1A.

Our consolidated net income during the year ended December 31, 2020 decreased by $174.0 million, reflecting the effect of the COVID-19 pandemic on the fair value of our CRT-related investments and a $63.1 million increase in provision for income taxes, partially offset by gains in our correspondent production and interest rate sensitive strategies segments during the year ended December 31, 2020, as compared to the same period in 2019.

Our consolidated net income during the year ended December 31, 2020 decreased by $174.0 million, reflecting the effect of the Pandemic on the fair value of our CRT-related investments and a $63.1 million increase in provision for income taxes, partially offset by gains in our correspondent production and interest rate sensitive strategies segments during the year ended December 31, 2020, as compared to the same period in 2019.

The increase in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of the market conditions on our investments in CRT arrangements; we recognized a $438.6 million reduction in the net investment gains on our CRT arrangements and initial recognition of firm commitment to purchase CRT securities.

•

Our interest rate sensitive strategies segment was positively affected by growth in its servicing portfolio and performance of its interest rate hedges. We recognized a $212.6 million increase in net servicing fees caused by growth in servicing fees due to an increase in our servicing portfolio and improved hedging performance in relation to MSR fair value changes.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from historically low interest rates that prevailed throughout 2020, compounded by existing mortgage industry capacity constraints, resulting in a $280.0 million increase in our pretax income.

Our consolidated net income during the year ended December 31, 2019 increased by $73.6 million, reflecting the growth of our CRT-related investments and the effects of decreasing mortgage interest rates in our interest rate sensitive strategies segment, as compared to the same period in 2018. These results were supplemented by a $40.9 million decrease in provision for income taxes. Our provision for income taxes reflects the fair value impairment we recognized on our investment in MSRs in our TRS, resulting in an income tax benefit for the year ended December 31, 2019.

•

Our credit sensitive strategies segment benefitted from growth in our investments in CRT arrangements as well as from the decrease in our investment in distressed loans compared to 2018; we recognized a $71.3 million increase in gains on CRT arrangements as well as an $8.0 million decrease in losses on loans at fair value.

•

During the year ended December 31, 2019, our interest rate sensitive strategies segment was also affected by the decrease in interest rates. We recognized a $121.5 million increase in valuation gains on our investment in MBS and hedging gains which was offset by a $179.5 million decrease in net servicing fees caused by fair value adjustments to our investment in

MSRs, and a $5.4 million decrease in net interest income resulting from the expiration of a master repurchase agreement that provided us with incentives to finance loans satisfying certain consumer debt relief characteristics.

•

Our correspondent production segment benefitted from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from decreasing interest rates that prevailed throughout 2019, compared to 2018, resulting in a $48.1 million increase in our pretax income.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net gain on loans acquired for sale	$379,922	$170,164	$59,185
Net loan origination fees	147,272	87,997	43,321
Net (loss) gain on investments	(170,885)	263,318	81,926
Net loan servicing fees	153,696	(58,918)	120,587
Net interest (expense) income	(48,635)	20,439	47,601
Other	7,981	5,815	(1,553)
	$469,351	$488,815	$351,067

Net Gain on Loans Acquired for Sale

Our net gain on loans acquired for sale is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(326,214)	$(687,317)	$(363,271)
Hedging activities	(504,506)	(88,633)	9,172
	(830,720)	(775,950)	(354,099)
Non-cash gain:
Receipt of MSRs in loan sale transactions	1,158,475	837,706	356,755
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(19,316)	(3,778)	(2,531)
Reduction in liability due to change in estimate	4,457	3,550	3,707
	(14,859)	(228)	1,176
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	(38,161)	99,305	30,595
Change in fair value during the year of financial instruments held at year end:
IRLCs	61,232	(834)	7,356
Loans	(12,279)	(1,765)	(9,685)
Hedging derivatives	45,197	(2,451)	16,162
	94,150	(5,050)	13,833
	1,199,605	931,733	402,359
Total from nonaffiliates	368,885	155,783	48,260
From PFSI—cash	11,037	14,381	10,925
	$379,922	$170,164	$59,185

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$117,727,579	$63,323,599	$29,341,579
Acquisition of loans for sale:
To nonaffiliates	$106,898,339	$57,396,037	$26,438,464
To PFSI	62,413,089	49,116,781	36,366,180
	$169,311,428	$106,512,818	$62,804,644

The changes in net gain on loans acquired for sale during the year ended December 31, 2020, as compared to 2019, reflect both the effects of increasing demand in the mortgage market on our loan sales volume and of constraints in mortgage industry capacity on our gain on sale margins, partially offset by losses on the fair value of our commitment to invest in the CRT assets created through our current loan sales. We incurred $38.2 million in fair value losses related to our firm commitment to purchase CRT securities arising from loan sales during the year ended December 31, 2020, as compared to $99.3 million in gain on such loan sales in 2019. The changes in net gain on loans acquired for sale during the year ended December 31, 2019, as compared to 2018, reflects both the effects of increasing demand in the mortgage market on our loan sales volume and gain on sale margins and the fair value of our commitment to invest in the credit risk assets arising from our loan production.

Non-cash elements of gain on sale of loans

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative asset and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gain on sale of loans. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans.

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 301% of our gain on sale of loans at fair value for the year ended December 31, 2020, as compared to 492% and 605% for the year ended December 31, 2019 and December 31, 2018, respectively.  These estimates change as circumstances change, and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations. During the time we were selling loans into CRT arrangements we recognized the fair value of our commitment to purchase CRT securities when we sold loans subject to CRT arrangements. This fair value represents the difference between the expected fair value of the CRT securities we committed to purchase and their contractual purchase price. How we measure and update our measurements of our firm commitment to purchase CRT securities and MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

We recognize a liability for losses we expect to incur relating to the representations and warranties we provide to purchasers in our loan sales transactions. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

We recorded provisions for losses relating to representations and warranties relating to current loan sales of $19.3 million, $3.8 million and $2.5 million as part of our loan sales in each of the years ended December 31, 2020, 2019 and 2018, respectively. The increase in the provision relating to current loan sales reflects the increase on our loan sales volume as well as fewer loans being subject to credit risk transfer arrangements.

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

Following is a summary of the indemnification and repurchase activity and loans subject to representations and warranties:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of year	$5,697	$7,075	$5,926
New indemnifications	450	583	1,937
Less: Indemnified loans repaid or refinanced	1,564	1,961	788
Loans indemnified at end of year	$4,583	$5,697	$7,075
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$213	$603	$781
Repurchase activity (UPB):
Loans repurchased	$72,535	$22,648	$12,208
Less:
Loans repurchased by correspondent sellers	31,306	13,745	8,455
Loans resold or repaid by borrowers	24,837	4,830	2,713
Net loans repurchased	$16,392	$4,073	$1,040
Net losses charged to liability for representations and warranties	$580	$128	$(12)
At end of year:
Loans subject to representations and warranties	$163,592,788	$122,163,186	$90,427,100
Liability for representations and warranties	$21,893	$7,614	$7,514

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded reductions in liabilities for representations and warranties for previously sold loans totaling $4.5 million, $3.6 million and $3.7 million during each of the years ended December 31, 2020, 2019 and 2018, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during 2020, as compared to 2019 and 2018, reflects an increase in our purchases of loans with delivery fees.

Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$87,852	$77,283	$(11,262)
Loans at fair value:
Held in a VIE	(6,617)	7,883	(8,499)
Distressed	(837)	(7,169)	(15,197)
CRT arrangements	(145,938)	110,676	92,943
Firm commitment to purchase CRT securities	(121,067)	60,943	7,399
Asset-backed financings of a VIE at fair value	5,519	(7,553)	9,610
Hedging derivatives	32,932	28,785	(4,152)
	(148,156)	270,848	70,842
From PFSI—ESS	(22,729)	(7,530)	11,084
	$(170,885)	$263,318	$81,926

The shift in net gain on investments to a net loss for the year ended December 31, 2020, as compared to 2019, reflects the effect of the disruption in the credit markets during the year ended December 31, 2020 on our CRT investments including expectations for increased losses to be absorbed by those investments as a result of the COVID-19 pandemic.

The increase in net gain on investments during 2019, as compared to 2018, was caused primarily by increased gains from our investments in MBS and CRT commitments, partially offset by the ESS losses. These changes reflect the benefit of generally decreasing interest rates on MBS fair value and of decreasing credit spreads during most of 2019, compared to 2018, on the fair value of existing firm commitments to purchase CRT securities.

Mortgage-Backed Securities

During 2020, we recognized net valuation gains on MBS of $87.9 million, as compared to net valuation gains of $77.3 million during 2019. The gains recognized during the years ended December 31, 2020 and 2019, reflect the significant interest rate declines that were experienced during those years. The losses we recognized during the year ended December 31, 2018, reflect rising interest rates during 2018.

Loans at fair value – Held in a VIE

Loans at fair value held in a VIE incurred a loss of $6.6 million during the year ended December 31, 2020, as compared to 2019. The change from 2019 is attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the COVID-19 pandemic discussed above. Unlike our investments in MBS which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates for the year ended December 31, 2020.

Loans at Fair Value – Distressed

The results on our investment in distressed loans increased by $6.3 million for the year ended December 31, 2020, as compared to 2019. The increase in results reflects the substantial liquidation of our remaining investment in distressed loans. During 2019, we substantially liquidated our remaining investment in distressed loans through sales to nonaffiliates. Our investment in distressed loans was $8.0 million as of December 31, 2020.

.

CRT Arrangements

The activity in and balances relating to our CRT arrangements and firm commitments to purchase CRT securities are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
UPB of loans sold	$18,277,263	$47,748,300	$21,939,277

Investments:
Deposits securing CRT arrangements	$1,700,000	$933,370	$596,626
Change in expected face amount of firm commitment to purchase CRT securities	(1,502,203)	897,151	122,581
	$197,797	$1,830,521	$719,207
Investment (loss) income:
Net (loss) gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$(38,161)	$99,305	$30,595
Net (loss) gain on investments:
Derivative and CRT strips:
CRT derivatives
Realized	(53,965)	79,619	86,928
Valuation changes	(82,633)	(9,571)	25,347
	(136,598)	70,048	112,275
CRT strips
Realized	54,929	32,200	—
Valuation changes	(79,221)	(1,874)	—
	(24,292)	30,326	—
Interest-only security payable at fair value	14,952	10,302	(19,332)
	(145,938)	110,676	92,943
Firm commitments to purchase CRT securities	(121,067)	60,943	7,399
	(267,005)	171,619	100,342
Interest income — Deposits securing CRT arrangements	7,012	34,229	15,441
	$(298,154)	$305,153	$146,378

Payments made to settle losses on CRT arrangements	$115,475	$5,165	$2,133

	December 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$31,795	$115,863
CRT strips	(202,792)	54,930
	$(170,997)	$170,793

Firm commitment to purchase credit risk transfer securities at fair value	$—	$109,513
Deposits securing CRT arrangements	$2,799,263	$1,969,784
Interest-only security payable at fair value	$10,757	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$58,699	$142,183
Deposits securing CRT arrangements (1)	$2,799,263	$1,969,784

Face amount of firm commitment to purchase CRT securities		$1,502,203

UPB of loans — funded CRT arrangements	$58,697,942	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$54,990,381	$41,355,622
30-89 days delinquent	$710,872	$463,331
90-180 days delinquent	$693,315	$106,234
180 or more days delinquent	$2,297,365	$8,802
Foreclosure	$6,009	$10,128
Bankruptcy	$75,700	$55,452

UPB of loans — firm commitment to purchase CRT securities		$38,738,396
Collection status (UPB):
Delinquency
Current		$38,581,080
30-89 days delinquent		$146,256
90-180 days delinquent		$9,109
180 or more days delinquent		$—
Foreclosure		$1,951
Bankruptcy		$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $229.7 million in CRT strip and CRT derivative liabilities at December 31, 2020.
(2)

At December 31, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $383.0 million in the 30-89 days delinquent category; $548.0 million in the 90-180 days delinquent category; and $1.9 billion in the 180 or more days delinquent not in foreclosure category.

The performance of our investments in CRT arrangements during the year ended December 31, 2020 reflects increased loss expectations on the loans underlying the arrangements as compared to the year ended December 31, 2019. Specifically, the performance of our CRT investments for the year ended December 31, 2020 reflects the effects of the emergence of the COVID-19 pandemic during the period on perceptions of and prospects for the future performance of the loans in the reference pools that underlie the investments’ fair values as well as increased returns required for CRT investments in the marketplace.

The increase in gains recognized on CRT arrangements during the year ended December 31, 2019 is due to growth in such investments which increased realized gains in the form of interest on our IO interest, on our investments, partially offset by valuation losses which reflect increases in both credit spreads and prepayment expectations for certain of our CRT investments during the year ended December 31, 2019, compared to 2018.

ESS Purchased from PFSI

We recognized losses relating to our investment in ESS totaling $22.7 million for the year ended December 31, 2020, as compared to gains of $7.5 million during 2019. The change in valuation results during 2020, as compared to 2019, resulted from increased prepayment experience and expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows on the discount rate used to develop the assets’ fair value. The change in valuation results during 2019 as compared to 2018 reflects the different interest rate environments that prevailed between the periods.

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

Net loan servicing fees are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$406,060	$295,390	$204,663
Other	56,457	24,099	8,062
Effect of MSRs fair value changes:
Realization of cashflows	(232,830)	(202,322)	(119,552)
Market and other changes	(706,107)	(262,031)	60,772
	(938,937)	(464,353)	(58,780)
Gain (loss) on hedging derivatives	601,743	80,622	(35,550)
	(337,194)	(383,731)	(94,330)
Net servicing fees from non-affiliates	125,323	(64,242)	118,395
From PFSI—MSR recapture income	28,373	5,324	2,192
Net loan servicing fees	$153,696	$(58,918)	$120,587
Average servicing portfolio UPB	$147,832,880	$110,075,179	$80,500,212

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees increased by $212.6 million during the year ended December 31, 2020 as compared to 2019 due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio during the year ended December 31, 2020. The decrease in net loan servicing fees during 2019, as compared to 2018, was primarily attributable to the negative effect of the decrease in fair value of our MSRs, net of hedging derivative gains, resulting from decreasing interest rates during 2019 compared to 2018. This negative effect was partially offset by growth in our loan servicing portfolio resulting from our correspondent production activities which included retention of a higher servicing fee rate relating to loans sold during 2019 as compared to 2018.

The fair value of our investment in MSRs was affected by increased prepayment experience and expectations as a result of the decrease in interest rates during the year ended December 31, 2020, as well as increased market discount rates and servicing costs, which reflect projected impacts and investor uncertainties surrounding the cash flows to be generated by this asset as the result of the emergence of the COVID-19 pandemic and the related loan servicing requirements imposed by the CARES Act.

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

Net Interest (Expense) Income

Net interest income is summarized below:

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$3,804	$650,630	0.58%	$4,559	$164,577	2.73%	$852	$37,939	2.25%
Mortgage-backed securities	59,461	2,921,879	2.00%	78,450	2,591,828	2.99%	55,487	1,669,373	3.33%
Loans acquired for sale at fair value	103,221	3,469,392	2.93%	121,387	2,754,955	4.35%	75,610	1,577,395	4.81%
Loans at fair value:
Held by variable interest entity	10,609	214,596	4.86%	11,734	281,449	4.11%	11,813	301,398	3.93%
Distressed	493	9,032	5.37%	3,848	75,251	5.04%	21,666	473,458	4.59%
	11,102	223,628	4.88%	15,582	356,700	4.31%	33,479	774,856	4.33%
ESS from PFSI	8,418	153,768	5.38%	10,291	197,273	5.15%	15,138	231,448	6.56%
Deposits securing CRT arrangements	7,012	1,772,762	0.39%	34,229	1,639,885	2.06%	15,441	751,593	2.06%
	193,018	9,192,059	2.07%	264,498	7,705,218	3.39%	196,007	5,042,604	3.90%
Placement fees relating to custodial funds	28,804			52,587			26,065
Other	313			800			700
	222,135	$9,192,059	2.38%	317,885	$7,705,218	4.07%	222,772	$5,042,604	4.43%
Liabilities:
Assets sold under agreements to repurchase (1)	$102,131	$5,508,147	1.82%	178,211	$5,600,469	3.14%	115,383	$3,901,772	2.97%
Mortgage loan participation purchase and sale agreements	902	44,432	2.00%	1,570	40,036	3.87%	2,422	64,512	3.76%
Notes payable secured by credit risk transfer and mortgage servicing assets	59,261	1,771,370	3.29%	53,968	1,101,501	4.83%	14,623	300,035	4.89%
Exchangeable senior notes	18,847	269,247	6.89%	17,037	279,207	6.02%	14,601	250,000	5.86%
Asset-backed financings of a variable interest entity at fair value	10,971	203,795	5.30%	11,324	267,539	4.17%	10,821	288,244	3.76%
Assets sold to PFSI under agreement to repurchase	3,325	93,264	3.56%	6,302	118,264	5.33%	7,462	138,155	5.42%
	195,437	7,890,255	2.44%	268,412	7,407,016	3.57%	165,312	4,942,718	3.35%
Interest shortfall on repayments of loans serviced for Agency securitizations	71,516			25,776			7,324
Interest on loan impound deposits	3,817			3,258			2,535
	270,770	$7,890,255	3.38%	297,446	$7,407,016	3.96%	175,171	$4,942,718	3.55%
Net interest (expense) income	$(48,635)			$20,439			$47,601
Net interest margin			-0.52%			0.26%			0.94%
Net interest spread			-1.00%			0.11%			0.88%

(1)

In 2017, we entered into a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2019 and 2018, we included $10.8 million and $19.7 million, respectively, of such incentives as a reduction to Interest expense. The master repurchase agreement expired on August 21, 2019.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Year ended December 31, 2020			Year ended December 31, 2019
	vs.			vs.
	Year ended December 31, 2019			Year ended December 31, 2018
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Cash and short-term investments	$(5,855)	$5,100	$(755)	$242	$3,465	$3,707
Mortgage-backed securities	(28,146)	9,157	(18,989)	(5,339)	28,302	22,963
Loans acquired for sale at fair value	(45,316)	27,150	(18,166)	(6,553)	52,330	45,777
Loans at fair value:
Held by variable interest entity	1,940	(3,065)	(1,125)	728	(807)	(79)
Distressed	235	(3,590)	(3,355)	2,282	(20,100)	(17,818)
	2,175	(6,655)	(4,480)	3,010	(20,907)	(17,897)
ESS from PFSI	467	(2,340)	(1,873)	(2,803)	(2,044)	(4,847)
Deposits securing CRT arrangements	(29,802)	2,585	(27,217)	251	18,537	18,788
	(106,477)	34,997	(71,480)	(11,192)	79,683	68,491
Placement fees relating to custodial funds	—	(23,783)	(23,783)	—	26,522	26,522
Other	—	(487)	(487)	—	100	100
	(106,477)	10,727	(95,750)	(11,192)	106,305	95,113
Liabilities:
Assets sold under agreements to repurchase	(73,199)	(2,881)	(76,080)	9,342	53,486	62,828
Mortgage loan participation purchase and sale agreement	(826)	158	(668)	104	(956)	(852)
Notes payable secured by credit risk transfer and mortgage servicing assets	(20,827)	26,120	5,293	78	39,267	39,345
Exchangeable senior notes	2,428	(618)	1,810	675	1,761	2,436
Asset-backed financings of a variable interest entity at fair value	2,679	(3,032)	(353)	1,316	(813)	503
Assets sold to PFSI under agreement to repurchase	(1,821)	(1,156)	(2,977)	(99)	(1,061)	(1,160)
	(91,566)	18,591	(72,975)	11,416	91,684	103,100
Interest shortfall on repayments of loans serviced for Agency securitizations	—	45,740	45,740	—	18,452	18,452
Interest on loan impound deposits	—	559	559	—	723	723
	(91,566)	64,890	(26,676)	11,416	110,859	122,275
Net interest expense	$(14,911)	$(54,163)	$(69,074)	$(22,608)	$(4,554)	$(27,162)

The decrease in net interest income during the year ended December 31, 2020, as compared to 2019, is due to:

•

An increase in interest shortfall on repayments of loans serviced for Agency securitizations resulting from the increased levels of prepayment activity in our MSR portfolio. In many cases, when a borrower repays its loan, we are responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan.
•

A decrease in earnings from placement fees relating to custodial funds managed for borrowers and investors and deposits securing CRT arrangements which reflect the effect of decreasing interest rates we earn on these assets.

•

Included in net interest income for the year ended December 31, 2019 was $10.8 million of incentives we recognized relating to a master repurchase agreement that provided us with incentives to finance loans approved for satisfying certain consumer characteristics. The master repurchase agreement expired on August 21, 2019.

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

During 2019, we issued approximately $1.3 billion of term notes secured by our investments in CRT arrangements. While we earn interest on the Deposits securing credit risk transfer arrangements, most of the net investment income we earn relating to these arrangements is included in Net (loss) gain on investments. Our production of loans for sale increased significantly due to decreases in market mortgage interest rates as borrowers refinanced their existing loans. The increase in refinancing activity in our MSR portfolio caused an $18.5 million increase in the interest shortfall on payments of Agency securitizations as compared to the amount we incurred in 2018.

Included in net interest income as a reduction of interest expense relating to Assets sold under agreements to repurchase for the year ended December 31, 2019 are $10.8 million, compared to $19.7 million during the year ended December 31, 2018, of incentives we recognized relating to a master repurchase agreement. This master repurchase agreement expired on August 21, 2019.

These reductions in net interest income were partially offset by an increase in placement fees relating to custodial funds, which reflects the growth in our MSR portfolio from 2018 to 2019, net of reductions in the placement fee rates we are able to obtain from the banks where we place the custodial funds and an increase in net interest income from increases in our investment in MBS and loans acquired for sale. Our average investment in MBS increased by approximately $922.5 million, or 55%, during 2019, as compared to 2018, and our average investment in loans held for sale increased by approximately $1.2 billion, or 75%, during 2019, as compared to 2018.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$222,200	$160,610	$81,350
Loan servicing fees	67,181	48,797	42,045
Management fees	34,538	36,492	24,465
Loan origination	26,437	15,105	6,562
Loan collection and liquidation	10,363	4,600	7,852
Safekeeping	7,090	5,097	1,805
Professional services	6,405	5,556	6,380
Compensation	3,890	6,897	6,781
Other	11,517	15,020	15,839
	$389,621	$298,174	$193,079

Expenses increased $91.4 million, or 31%, during the year ended December 31, 2020, as compared to 2019, primarily due to increased loan fulfillment fees attributable to increases in our production volume and to increased loan servicing fees, reflecting both the growth of our loan servicing portfolio and the fees we incur relating to CARES Act forbearance and modification activities. Expenses increased $105.1 million, or 54%, during 2019, as compared to the same period in 2018, due primarily to increased loan fulfillment fees attributable to increases in our production volume, partially offset by a reduction in the average fulfillment fee rate we incurred during 2019, as well as an increase in the management fee we incurred, reflecting both the growth in our shareholders’ equity and profitability, which are the basis for our fees.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The increase in loan fulfillment fees of $61.6 million during 2020, as compared to 2019 and 2018, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a change in the fulfillment fee structure described in Note 4 – Transactions with Affiliates to the consolidated financial statements included in this Report.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$2,067	$1,772	$1,037
Loans at fair value	807	2,207	7,555
MSRs	64,307	44,818	33,453
	$67,181	$48,797	$42,045
Average investment in:
Loans acquired for sale at fair value	$3,469,392	$2,754,955	$1,577,395
Loans at fair value:
Distressed	$9,032	$75,251	$473,458
Held in a VIE	$214,596	$281,449	$301,398
Average MSR portfolio UPB	$147,832,880	$110,075,179	$80,500,212

Loan servicing fees increased by $18.4 million during the year ended December 31, 2020, as compared to 2019 and $6.8 million during the year ended December 31, 2019 as compared to 2018. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees during the year ended December 31, 2020 as compared to 2019, was due to the growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities. The increase in loan servicing fees during the year ended December 31, 2019, as compared to 2018, was due to growth in our portfolio of MSRs, partially offset by the effect of the continuing liquidation of the investment in distressed mortgage assets.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Base	$34,538	$29,303	$23,033
Performance incentive	—	7,189	1,432
	$34,538	$36,492	$24,465
Average shareholders' equity amounts used to calculate base management fee expense	$2,330,154	$1,958,970	$1,535,590

Management fees decreased by $2.0 million during the year ended December 31, 2020, as compared to 2019, due to the offsetting effects of an increase in base management fees and the recognition of no performance incentive fees during 2020 as compared to 2019. The increase in base management fees during the year ended December 31, 2020, as compared to 2019, reflects an increase in average shareholder’ equity in 2020 as a result of common shares issuances through 2019. The elimination of the performance incentive fee during 2020, as compared to 2019, reflects the negative effects on our earnings from COVID-19 pandemic-related losses incurred from our investment in CRT arrangements.

Management fees increased by $12.0 million during the year ended December 31, 2019, as compared to 2018, due to increases in both the base management and performance incentive fees. Performance incentive fees are based on our profitability in relation to our common shareholders’ equity. The increase in the base management fee is due to increases in our average shareholders’ equity as the result of common share issuances during the year ended December 31, 2019. The increases in performance incentive fees also reflects the increase in average shareholders’ equity and the increases in our return on common shareholders’ equity from 10.2% during 2018 to 12.0% during 2019.

Loan origination

Loan origination expenses increased $11.3 million or 75% during 2020, as compared to 2019, and $19.9 million during 2019 as compared to 2018, reflecting the increases in our loan originations produced through our correspondent production activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased $5.8 million during 2020, as compared to 2019, due to borrower assistance expenses we incurred relating to loans in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the COVID-19 pandemic as an alternative to incurring losses in the CRT arrangements. Loan collection and liquidation expenses decreased $3.3 million during 2019 as compared to 2018, due to our continuing collection and liquidation efforts relating to our portfolio of nonperforming mortgage loans.

Compensation

Compensation expense decreased $3.0 million during the year ended December 31, 2020, as compared to 2019, primarily due to a decrease in expected future vesting of equity awards as a result of our projected earnings performance not achieving the targets included in the outstanding performance-based awards. Compensation expense increased $116,000 during the year ended December 31, 2019 as compared to 2018, primarily due to an increase in performance expectations relating to outstanding awards of performance-restricted share units.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Common overhead allocation from PFSI	$5,172	$5,340	$4,640
Bank service charges	1,924	2,552	1,522
Technology	1,440	1,616	1,408
Insurance	1,351	1,239	1,193
Other	1,630	4,273	7,076
	$11,517	$15,020	$15,839

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

Our effective tax rates were 34.3% for the year ended December 31, 2020 and (18.8)% for the year ended December 31, 2019. Our TRS recognized a tax expense of $27.3 million on pretax income of $151.5 million while our consolidated pretax income was $79.7 million for the year ended December 31, 2020. For 2019, the TRS recognized tax benefit of $36.4 million on a pretax loss of $187.8 million while our consolidated pretax income was $190.6 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

We evaluated the net deferred tax asset of our TRS and established a deferred tax valuation allowance in the amount of $110,000.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2020	(in thousands)
Net investment income
Net loan servicing fees/ESS transactions	$153,696	$1,058,016	$1,211,512	$1,211,512	$—
Net gain (loss) on mortgage loans acquired for sale	379,922	(1,106,036)	(725,913)	(725,913)	—
Loan origination fees	147,272	—	147,272	147,272	—
Net (loss) gain on investments	(170,885)	169,670	(1,215)	(88,444)	87,229
Net interest (expense) income	(48,635)	84,125	35,490	(124,824)	160,314
Results of real estate acquired in settlement of loans	5,465	(2,178)	3,287	3,287	—
Other	2,516	(1)	2,516	2,458	58
Net investment income	469,351	203,596	672,949	425,348	247,601
Expenses	389,621	4,545	394,167	359,093	35,074
REIT dividend deduction	—	212,514	212,514	—	212,514
Total expenses and dividend deduction	389,621	217,059	606,681	359,093	247,588
Income (loss) before provision for (benefit from) income taxes	79,730	(13,463)	66,268	66,255	13
Provision for (benefit from) income taxes	27,357	(27,344)	13	—	13
Net income	$52,373	$13,881	$66,255	$66,255	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2020	2019
	(in thousands)
Assets
Cash	$57,704	$104,056
Investments:
Short-term	127,295	90,836
Mortgage-backed securities at fair value	2,213,922	2,839,633
Loans acquired for sale at fair value	3,551,890	4,148,425
Loans at fair value	151,734	270,793
ESS	131,750	178,586
Derivative and credit risk transfer strip assets	164,318	202,318
Firm commitment to purchase CRT securities	—	109,513
Deposits securing credit risk transfer arrangements	2,799,263	1,969,784
MSRs	1,755,236	1,535,705
REO	28,709	65,583
	10,924,117	11,411,176
Other	510,190	256,119
Total assets	$11,492,011	$11,771,351
Liabilities
Debt:
Short-term	$6,407,131	$7,005,986
Long-term	2,267,278	2,159,286
	8,674,409	9,165,272
Other	520,743	155,164
Total liabilities	9,195,152	9,320,436
Shareholders’ equity	2,296,859	2,450,915
Total liabilities and shareholders’ equity	$11,492,011	$11,771,351

Total assets decreased by approximately $279.3 million, or 2%, from December 31, 2019 to December 31, 2020, primarily due to a decrease of $625.7 million in MBS, a $596.5 million decrease in loans acquired for sale at fair value, and a decrease of $109.5 million in Firm commitment to purchase CRT securities offset by an $829.5 million increase in Deposits securing credit risk transfer arrangements and an increase of $219.5 million of MSRs. The decrease in Loans acquired for sale reflects our efforts aimed at accelerating the settlement of our loan sales. The change in the composition of our CRT assets reflects the completion of our loan sales into CRT arrangements and funding of our remaining commitment to purchase CRT securities. The growth in our investment in MSRs reflects the growth in our servicing portfolio from our correspondent lending activities.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$106,472,654	$63,989,938	$30,221,732
Government-insured or guaranteed-for sale to PLS	63,574,547	50,499,641	37,718,502
Jumbo	—	12,839	67,501
Home equity lines of credit	2,569	5,182	—
Commercial loans	—	—	7,263
	$170,049,770	$114,507,600	$68,014,998

During 2020, we purchased for sale $170.0 billion in fair value of correspondent production loans as compared to $114.5 billion during 2019 and $68.0 billion during 2018. Our ability to increase the level of correspondent production during the three-year period ended December 31, 2020 reflects the continuing decrease in mortgage market interest rates to historic lows, which has increased demand in the mortgage origination market.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Credit sensitive assets:
Credit risk transfer strips	$(178,501)	$56,804	$—
Deposits and commitments to fund deposits relating to CRT arrangements	1,700,000	933,370	596,626
Change in firm commitment to purchase CRT securities
Fair value	(159,228)	160,248	37,994
Expected face amount	(1,502,203)	897,151	122,581
	(1,661,431)	1,057,399	160,575
	(139,932)	2,047,573	757,201
Interest rate sensitive assets:
MSRs received in loan sales and purchased	1,158,475	837,706	356,755
MBS (net of sales)	352,307	546,111	1,810,877
ESS received pursuant to a recapture agreement	2,093	1,757	2,688
	1,512,875	1,385,574	2,170,320
	$1,372,943	$3,433,147	$2,927,521

Our acquisitions during the three years ended December 31, 2020 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2020				December 31, 2019
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Freddie Mac	$1,311,036	$1,253,755	4.4	2.7%	$830,540	$809,595	5.3	3.2%
Fannie Mae	902,886	863,758	5.3	2.5%	2,009,093	1,946,203	5.0	3.4%
	$2,213,922	$2,117,513			$2,839,633	$2,755,798

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	December 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(202,792)	$54,930
CRT derivatives	31,795	115,863
	(170,997)	170,793
Deposits securing CRT arrangements	2,799,263	1,969,784
Interest-only security payable at fair value	(10,757)	(25,709)
	$2,617,509	$2,114,868
UPB of loans subject to credit guarantee obligations	$58,697,942	$41,944,117

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2020:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Cumulative defaults	$—	$4	$166	$396	$139	$33	$738
Cumulative losses	$—	$—	$24	$74	$24	$3	$125

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,884	$3,988	$743	$763	$674	$186	$8,238
25 - 30%	1,598	3,691	714	710	634	190	7,537
30 - 35%	1,786	4,502	1,003	960	789	253	9,293
35 - 40%	1,800	5,155	1,352	1,165	922	311	10,705
40 - 45%	1,773	6,156	1,860	1,568	1,244	440	13,041
>45%	1,114	4,912	2,362	990	412	94	9,884
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Weighted average	33.8%	35.9%	38.6%	36.3%	35.1%	35.5%	35.9%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$74	$373	$154	$60	$41	$24	$726
650 - 699	529	2,658	1,500	917	577	272	6,453
700 - 749	2,525	8,637	2,885	2,136	1,523	490	18,196
750 or greater	6,816	16,665	3,477	3,035	2,534	687	33,214
Not available	11	71	18	8	-	1	109
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Weighted average	762	752	738	746	750	742	751

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,581	$9,653	$2,525	$1,908	$1,818	$569	$21,054
80-85%	1,621	5,340	1,918	1,706	1,237	378	12,200
85-90%	677	1,757	395	315	264	76	3,484
90-95%	935	3,086	939	773	541	177	6,451
95-100%	2,141	8,568	2,257	1,454	815	274	15,509
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Weighted average	81.1%	83.7%	83.6%	82.9%	81.2%	81.5%	82.9%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$6,716	$18,895	$6,721	$5,903	$4,630	$1,467	$44,332
80-85%	1,298	5,131	932	193	34	5	7,593
85-90%	1,432	3,622	315	49	9	1	5,428
90-95%	469	684	55	9	2	1	1,220
95-100%	39	63	10	2	—	—	114
>100%	1	9	1	—	—	—	11
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Weighted average	74.3%	73.8%	69.5%	64.0%	58.5%	55.4%	70.6%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$1,266	$3,156	$995	$691	$934	$275	$7,317
FL	971	2,551	966	627	456	120	5,691
TX	1,130	2,236	589	488	574	233	5,250
VA	495	1,302	305	318	361	133	2,914
MD	377	1,147	331	355	312	90	2,612
Other	5,716	18,012	4,848	3,677	2,038	623	34,914
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$816	$2,887	$805	$785	$563	$205	$6,061
Southeast	3,166	9,538	2,898	2,147	1,469	447	19,665
Midwest	797	2,610	643	580	401	114	5,145
Southwest	2,706	6,568	1,584	1,183	879	316	13,236
West	2,470	6,801	2,104	1,461	1,363	392	14,591
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698

(1)	Northeast consists of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VT, VI;

Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV;

Midwest consists of IA, IL, IN, MI, MN, NE, ND, OH, SD, WI;

Southwest consists of AR, AZ, CO, KS, LA, MO, NM, OK, TX, UT; and

West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$9,731	$26,936	$7,344	$5,807	$4,471	$1,412	$55,701
90 - 179 Days	45	265	118	74	130	61	693
180+ Days	179	1,200	569	275	73	1	2,297
Foreclosure	—	3	3	—	1	—	7
	$9,955	$28,404	$8,034	$6,156	$4,675	$1,474	$58,698
Bankruptcy	$—	$21	$22	$16	$13	$4	$76

Cash Flows

Our cash flows for the years ended December 31, 2020, 2019, and 2018 are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Operating activities	$671,656	$(2,985,074)	$(573,752)
Investing activities	(15,367)	(704,677)	(1,424,292)
Financing activities	(702,641)	3,733,962	1,980,242
Net cash flows	$(46,352)	$44,211	$(17,802)

Our cash flows resulted in a net decrease in cash of $46.4 million during 2020, as discussed below.

Operating activities

Cash provided by operating activities totaled $671.7 million during 2020, as compared to cash used in operating activities of $3.0 billion during 2019 and $573.8 million during 2018. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(165,398)	$(3,291,371)	$(689,826)
Other	837,054	306,297	116,074
	$671,656	$(2,985,074)	$(573,752)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the years presented as well as cash flows relating to related hedging activities. The negative cash flows relating to loans acquired for sale during 2020 reflect the significant cash hedging costs that reduced cash inflows from loan sales by more than the decrease in our inventory of loans held for sale. Our inventory of loans acquired for sale increased during both 2019 and 2018, resulting in the cash outflow relating to loans acquired for sale.

Investing activities

Net cash used in our investing activities was $15.4 million during 2020, as compared to cash used in investing activities of $704.7 million and $1.4 billion during 2019 and 2018, respectively, due primarily to the $871.5 million of distributions from CRT arrangements along with sales and repayments of our investments in MBS in excess of purchases of such assets. We did not increase our investment in MBS as significantly during 2019 as compared to 2018. However, reduced growth in investment in MBS was partially offset by increased investments in CRT arrangements.

Financing activities

Net cash used in our financing activities was $702.6 million during 2020, as compared to net cash provided by financing activities of $3.7 billion and $2.0 billion during 2019 and 2018, respectively. This change reflects the repayment of borrowings relating to reduced levels of inventory of loans held for sale. Cash provided by financing activities during 2019 and 2018, reflects the increased borrowings and the equity issuances made to finance growth in investments in MBS, CRT arrangements and growth in our inventory of loans held for sale.

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

The impact of the COVID-19 pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict, For further discussion of the potential impacts of the COVID-19 pandemic please also see “Risk Factors” in Part I, Item 1A.

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 3.78 and 3.75 at December 31, 2020 and December 31, 2019, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2020	2019	2018
	(in thousands)
Average balance outstanding	$5,508,147	$5,600,469	$3,901,772
Maximum daily balance outstanding	$10,433,609	$8,577,065	$6,665,118
Ending balance	$6,309,418	$6,648,890	$4,777,027

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $10.9 billion at December 31, 2020.

Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to either renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to loans and REO under agreements to repurchase generally provide for terms of approximately one to two years;
•	The transactions relating to loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year; and
•	The transactions relating to assets under notes payable provide for terms ranging from two to five years.

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

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by FHFA for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential loans serviced;
•	A tangible net worth/total assets ratio greater than or equal to 6%;
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
•

Liquidity equal to or exceeding four basis points multiplied by the aggregate UPB of mortgages serviced for Fannie Mae and Freddie Mac plus 10 basis points multiplied by the aggregate UPB of mortgages serviced for Ginnie Mae plus 300 basis points multiplied by the sum of nonperforming Agency Mortgage Servicing that exceeds 4% of the UPB of total Agency Mortgage Servicing; and

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between December 31, 2020 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2020:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$144,566
Credit Suisse First Boston Mortgage Capital LLC	88,921
Morgan Stanley Bank, N.A.	75,720
Goldman Sachs & Co. LLC	59,654
Royal Bank of Canada	55,831
Barclays Capital Inc.	33,917
Bank of America, N.A.	25,746
Daiwa Capital Markets America Inc.	22,714
JPMorgan Chase & Co.	19,749
Mizuho Securities	13,041
BNP Paribas Corporate & Institutional Banking	11,197
Wells Fargo Securities, LLC	9,996
Amherst Pierpont Securities LLC	7,161
$568,213

Management Agreement. We are externally managed and advised by our Manager pursuant to a management agreement, which requires our Manager to oversee our business affairs in conformity with the investment policies that are approved and monitored by our board of trustees. Our Manager is responsible for our day-to-day management and will perform such services and activities related to our assets and operations as may be appropriate.

Pursuant to our management agreement, our Manager collects a base management fee and may collect a performance incentive fee, both payable quarterly and in arrears. The management agreement, as amended, expires on June 30, 2025 subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

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

Pursuant to the terms of our management agreement, the base management fee is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion.

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

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for our direct benefit. With respect to the allocation of PCM’s and its affiliates’ personnel, PCM was reimbursed $120,000 per fiscal quarter through June 30, 2020 and is reimbursed $165,000 per fiscal quarter from and after July 1, 2020, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

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

The base servicing fee rates for non-distressed loans subserviced by PLS on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees, as well as certain fees for COVID-19 related forbearance and modification activities provided for under the CARES Act.

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

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of loans, through June 30, 2020, PLS was entitled to a monthly fulfillment fee that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans. We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS.

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows:

•	Fulfillment fees shall not exceed the following:
(i)

the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

(ii)	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
(iii)

$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

•	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by us before purchase by PLS.

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

MSR Recapture Agreement. Through June 30, 2020, pursuant to the terms of the MSR recapture agreement entered into by PMC with PLS, if PLS refinanced through its consumer direct lending business loans for which we previously held the MSRs, PLS was generally required to transfer and convey to PMC, cash in an amount equal to 30% of the fair market value of the MSRs related to all such loans so originated.

Effective July 1, 2020, the 2020 MSR recapture agreement changes the recapture fee payable by PLS to a tiered amount equal to:

•	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
•	35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%; and
•	30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%.

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has further agreed to allocate sufficient resources to target a recapture rate of 15%.

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

Master Repurchase Agreement with PLS. On December 19, 2016, we, through PMH, entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the 12/19/16 Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, ESS, CRT arrangements and MBS. We believe that the fair values of MSRs, ESS and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing the loans underlying such arrangements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect the fair value of interest income and net servicing income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments, MSRs and ESS. Changes in interest rates significantly influence the prepayment speed of the loans underlying our investment in MSRs and ESS which affects those assets’ estimated lives. In general, rising interest rates negatively affect the fair value of our investments in MBS and loans, while decreasing market interest rates negatively affect the fair value of our MSRs and ESS.

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

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on such MBS investments and will accelerate the fair value decline of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on such MBS investments.

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

Risk Management Activities

We engage in risk management activities primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily on our MSR investments as well as IRLCs and our inventory of loans held for sale. Our objective is to minimize our hedging expense and maximize our loss coverage based on a given hedge expense target. We do not use derivative financial instruments other than IRLCs and repurchase agreement derivatives (both of which arise from our operations) for purposes other than in support of our risk management activities.

Our strategies are reviewed daily within a disciplined risk management framework. We use a variety of interest rate and spread shifts and scenarios and define target limits for market value and liquidity loss in those scenarios. With respect to our IRLCs and inventory of loans held for sale, we use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and further use MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. With respect to our MSRs and other interest rate sensitive assets and liabilities, we seek to mitigate mortgage-based loss exposure utilizing MBS forward purchase and sale contracts, address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2020, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Change in fair value	$(29,276)	$18,083	$15,781	$(30,047)	$(51,977)	$(199,724)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2020, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Pricing spread	$137,547	$66,266	$32,536	$(31,400)	$(61,718)	$(119,305)
Prepayment speed	$215,420	$102,856	$50,287	$(48,136)	$(94,244)	$(180,820)
Annual per-loan cost of servicing	$47,385	$23,692	$11,846	$(11,846)	$(23,692)	$(47,385)

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2020, given several shifts in pricing spread and prepayment speed:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Pricing spread	$5,766	$2,824	$1,397	$(1,369)	$(2,711)	$(5,316)
Prepayment speed	$13,977	$6,701	$3,282	$(3,154)	$(6,185)	$(11,907)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Change in fair value	$72,070	$35,522	$17,634	$(17,392)	$(34,540)	$(68,135)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Change in fair value	$(145,221)	$(85,621)	$(35,451)	$28,619	$51,509	$70,024

Loans at Fair Value

The following table summarizes the estimated change in fair value of our loans at fair value held by VIE as of December 31, 2020, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Change in fair value	$(155)	$50	$46	$(102)	$(191)	$(891)

Item 8.	Financial Statements and Supplementary Data

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements.

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

Los Angeles, California

February 26, 2021

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

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

The following table provides information as of December 31, 2020 concerning our common shares authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	392,459	$—	8,008,082
Equity compensation plans not approved by security holders (2)	—	—	—
Total	392,459	—	8,008,082

(1)	Represents equity awards outstanding under the 2009 Plan and the 2019 Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.2	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.3	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.4	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.5	Second Supplemental Indenture, dated as of November 7, 2019, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	November 8, 2019

4.6	Form of 5.50% Exchangeable Senior Notes due 2024 (included in Exhibit 4.5).	8-K	November 8, 2019

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	February 21, 2020

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco 2, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.5

Second Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2019, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-K	February 26, 2019

10.6	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.7	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	10-Q	July 2, 2020

10.8	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.9	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.10	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.11	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.12	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.13	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.14	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.15†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.16†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.17†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-K	March 1, 2018

10.18†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.19†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2018).	10-Q	August 7, 2018

10.20†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.21†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.22†	Form of Restricted Share Unit Award Agreement for Non-Employee Trustee under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	May 3, 2019

10.23†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2020 MBOs).	10-Q	May 8, 2020

10. 24†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.25†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.26†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2020).	10-Q	May 8, 2020

10.27	Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.28	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor.	8-K	December 21, 2016

10.29	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.30	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor.	8-K	December 21, 2016

10.31	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.32

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC

		8-K	April 30, 2018

10.33

Amendment No. 2, dated as of July 31, 2020 to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	August 7, 2020

10.34

Amendment No. 3, dated as of October 20, 2020 to the Base Indenture dated as of  December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.35	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	10-K	March 1, 2018

10.36

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

10.37

Amendment No. 2 to the Series 2017-VF1 Indenture Supplement, dated as of August 4, 2020, among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 10, 2020

10.38

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.39	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.40	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.41	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.42	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.43	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.44	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.45

Joint Amendment No. 1 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 4, 2020, among PennyMac Mortgage Investment Trust, PennyMac Corp., Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch and Citibank, N.A.

		8-K	August 10, 2020

10.46	Amended and Restated Guaranty, dated as of June 29, 2018 by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Island Branch and Citibank, N.A.	8-K	July 6, 2018

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019 and (v) the Notes to the Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF 101.LAB 101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) - Refer to Notes 3, 7 and 12 to the financial statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (a component of the discount rate), the prepayment rates of the underlying loans (“prepayment speed”) and the annual per-loan cost of servicing, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

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

Credit Risk Transfer Agreements and Credit Risk Transfer Strip Assets and Liabilities — Refer to Notes 2, 3, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company invests in credit risk transfer (“CRT”) arrangements whereby it sells pools of recently-originated mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans. The Company retains an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”). The Company placed deposits securing CRT arrangements into subsidiary trust entities to secure its Recourse Obligations. The deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses. Together, the Recourse Obligations and the IO ownership interest comprise the CRT agreements and CRT strip assets and liabilities.

The Company accounts for CRT agreements and CRT strip assets and liabilities at fair value and categorizes them as “Level 3” fair value assets and liabilities. The Company determines the fair value of the CRT agreements and CRT strip assets and liabilities based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT agreements and CRT strip assets and liabilities and the related deposits. The Company applies adjustments to the indications of fair value of the CRT strip assets and liabilities due to contractual restrictions limiting the Company’s ability to sell them. The fair value of the CRT agreements and CRT strip assets and liabilities are estimated by deducting the balance of the deposits securing the CRT arrangements from the estimated fair value of the certificates.

We identified the valuation of the CRT agreements and CRT strip assets and liabilities as a critical audit matter. Auditing the related fair values, particularly developing the discount rate and involuntary prepayment speeds used in the valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the CRT agreements and CRT strip assets and liabilities included the following, among others:

•	We tested the design and operating effectiveness of internal controls over the evaluation and approval of the fair value provided by nonaffiliated brokers
•	With the assistance of our fair value specialists, we developed independent estimates of the discount rate and involuntary prepayment speeds
•

With the assistance of our fair value specialists, we developed independent fair value estimates of the CRT agreements and CRT strip assets and liabilities and compared our estimates to the Company’s fair value

Los Angeles, California

February 26, 2021

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
	(in thousands, except share information)
ASSETS
Cash	$57,704	$104,056
Short-term investments at fair value	127,295	90,836
Mortgage-backed securities at fair value pledged to creditors	2,213,922	2,839,633
Loans acquired for sale at fair value ($3,501,847 and $4,070,134 pledged to creditors, respectively)	3,551,890	4,148,425
Loans at fair value ($147,410 and $268,757 pledged to creditors, respectively)	151,734	270,793
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	131,750	178,586
Derivative and credit risk transfer strip assets ($58,699 and $142,183 pledged to creditors, respectively)	164,318	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	109,513
Deposits securing credit risk transfer arrangements pledged to creditors	2,799,263	1,969,784
Mortgage servicing rights at fair value ($1,742,905 and $1,510,651 pledged to creditors, respectively)	1,755,236	1,535,705
Servicing advances	121,820	48,971
Real estate acquired in settlement of loans ($15,365 and $40,938 pledged to creditors, respectively)	28,709	65,583
Due from PennyMac Financial Services, Inc.	8,152	2,760
Other	380,218	204,388
Total assets	$11,492,011	$11,771,351
LIABILITIES
Assets sold under agreements to repurchase	$6,309,418	$6,648,890
Mortgage loan participation purchase and sale agreements	16,851	—
Notes payable secured by credit risk transfer and mortgage servicing assets	1,924,999	1,696,295
Exchangeable senior notes	196,796	443,506
Asset-backed financing of a variable interest entity at fair value	134,726	243,360
Interest-only security payable at fair value	10,757	25,709
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	80,862	107,512
Derivative and credit risk transfer strip liabilities at fair value	263,473	6,423
Accounts payable and accrued liabilities	124,809	91,149
Due to PennyMac Financial Services, Inc.	87,005	48,159
Income taxes payable	23,563	1,819
Liability for losses under representations and warranties	21,893	7,614
Total liabilities	9,195,152	9,320,436

Commitments and contingencies ─ Note 19

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 97,862,625 and 100,182,227 common shares, respectively	979	1,002
Additional paid-in capital	2,096,907	2,127,889
(Accumulated deficit) retained earnings	(100,734)	22,317
Total shareholders’ equity	2,296,859	2,450,915
Total liabilities and shareholders’ equity	$11,492,011	$11,771,351

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2020	2019
	(in thousands)
ASSETS
Loans at fair value	$143,707	$256,367
Derivative and credit risk transfer assets at fair value	58,699	170,793
Deposits securing credit risk transfer arrangements	2,799,263	1,969,784
Other—interest receivable	392	712
	$3,002,061	$2,397,656
LIABILITIES
Asset-backed financing at fair value	$134,726	$243,360
Derivative and credit risk transfer liabilities at fair value	229,696	—
Interest-only security payable at fair value	10,757	25,709
Accounts payable and accrued liabilities—interest payable	392	712
	$375,571	$269,781

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2020	2019	2018
	(in thousands, except earnings per common share)
Net investment income
Net gain on loans acquired for sale:
From nonaffiliates	$368,885	$155,783	$48,260
From PennyMac Financial Services, Inc.	11,037	14,381	10,925
	379,922	170,164	59,185
Loan origination fees	147,272	87,997	43,321
Net (loss) gain on investments:
From nonaffiliates	(148,156)	270,848	70,842
From PennyMac Financial Services, Inc.	(22,729)	(7,530)	11,084
	(170,885)	263,318	81,926
Net loan servicing fees:
From nonaffiliates
Contractually specified	406,060	295,390	204,663
Other	56,457	24,099	8,062
	462,517	319,489	212,725
Change in fair value of mortgage servicing rights	(938,937)	(464,353)	(58,780)
Hedging results	601,743	80,622	(35,550)
	125,323	(64,242)	118,395
From PennyMac Financial Services, Inc.	28,373	5,324	2,192
	153,696	(58,918)	120,587
Interest income:
From nonaffiliates	213,717	307,594	207,634
From PennyMac Financial Services, Inc.	8,418	10,291	15,138
	222,135	317,885	222,772
Interest expense:
To nonaffiliates	267,445	291,144	167,709
To PennyMac Financial Services, Inc.	3,325	6,302	7,462
	270,770	297,446	175,171
Net interest (expense) income	(48,635)	20,439	47,601
Results of real estate acquired in settlement of loans	5,465	771	(8,786)
Other	2,516	5,044	7,233
Net investment income	469,351	488,815	351,067
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	222,200	160,610	81,350
Loan servicing fees	67,181	48,797	42,045
Management fees	34,538	36,492	24,465
Loan origination	26,437	15,105	6,562
Loan collection and liquidation	10,363	4,600	7,852
Safekeeping	7,090	5,097	1,805
Professional services	6,405	5,556	6,380
Compensation	3,890	6,897	6,781
Other	11,517	15,020	15,839
Total expenses	389,621	298,174	193,079
Income before provision for (benefit from) income taxes	79,730	190,641	157,988
Provision for (benefit from) income taxes	27,357	(35,716)	5,190
Net income	52,373	226,357	152,798
Dividends on preferred shares	24,938	24,938	24,938
Net income attributable to common shareholders	$27,435	$201,419	$127,860
Earnings per common share
Basic	$0.27	$2.54	$2.09
Diluted	$0.27	$2.42	$1.99
Weighted average common shares outstanding
Basic	99,373	78,990	60,898
Diluted	99,373	87,711	69,365

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	Retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle—Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	152,798	152,798
Share-based compensation	—	—	288	3	5,315	—	5,318
Dividends:
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Common shares ($1.88 per share)	—	—	—	—	—	(115,267)	(115,267)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	226,357	226,357
Share-based compensation	—	—	241	2	2,928	—	2,930
Issuance of exchangeable notes with cash conversion option	—	—	—	—	10,361	—	10,361
Issuance of common shares	—	—	38,990	390	839,292	—	839,682
Issuance cost relating to common shares	—	—	—	—	(10,225)	—	(10,225)
Dividends:
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Common shares ($1.88 per share)	—	—	—	—	—	(159,378)	(159,378)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net income	—	—	—	—	—	52,373	52,373
Share-based compensation	—	—	207	2	663	—	665
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(24,945)	(24,945)
Common shares ($1.52 per share)	—	—	—	—	—	(150,479)	(150,479)
Repurchase of common shares	—	—	(2,767)	(27)	(37,240)	—	(37,267)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$52,373	$226,357	$152,798
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on loans acquired for sale at fair value	(379,922)	(170,164)	(59,185)
Net loss (gain) on investments	170,885	(263,318)	(81,926)
Change in fair value of mortgage servicing rights	938,937	464,353	58,780
Mortgage servicing rights hedging results	(601,743)	(80,622)	35,550
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(8,418)	(10,291)	(15,138)
Capitalization of interest and fees on loans at fair value	—	(2,318)	(7,439)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	24,712	13,574	5,270
Amortization of debt issuance costs and (premiums), net	18,987	34	(9,323)
Results of real estate acquired in settlement of loans	(5,465)	(771)	8,786
Gain on early extinguishment of debt	(1,738)	—	—
Reversal of contingent underwriting fees	—	(1,134)	—
Share-based compensation expense	2,294	5,530	5,318
Purchase of loans acquired for sale at fair value from nonaffiliates	(167,768,999)	(108,251,144)	(64,671,970)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(2,248,896)	(6,255,915)	(3,343,028)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	106,306,805	61,128,081	29,369,656
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	63,618,185	50,110,085	37,967,724
Repurchase of loans subject to representation and warranties	(72,493)	(22,478)	(12,208)
Settlement of repurchase agreement derivatives	5,328	19,317	8,964
(Increase) decrease in servicing advances	(73,129)	18,772	20,525
(Increase) decrease in due from PennyMac Financial Services, Inc.	(5,244)	1,286	(26)
Decrease (increase) in other assets	604,211	102,215	(23,482)
Increase in accounts payable and accrued liabilities	34,836	3,613	6,400
Increase in due to PennyMac Financial Services, Inc.	38,406	14,571	6,345
Increase (decrease) in income taxes payable	21,744	(34,707)	3,857
Net cash provided by (used in) operating activities	671,656	(2,985,074)	(573,752)
Cash flows from investing activities
Net increase in short-term investments	(36,459)	(15,986)	(56,452)
Purchase of mortgage-backed securities at fair value	(2,332,096)	(1,250,289)	(1,810,877)
Sale and repayment of mortgage-backed securities at fair value	3,022,336	1,085,508	173,862
Repurchase of loans at fair value	(1,058)	(1,077)	—
Sale and repayment of loans at fair value	114,553	131,652	622,705
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	32,377	40,316	46,750
Net settlement of derivative financial instruments	(8,029)	(929)	(4,863)
Settlement of firm commitment to purchase credit risk transfer securities	128,786	31,925	—
Deposit of cash securing credit risk transfer arrangements	(1,700,000)	(933,370)	(596,626)
Distribution from credit risk transfer agreements	871,485	221,905	125,920
Sale of mortgage servicing rights	7	17	100
Sale of real estate acquired in settlement of loans	43,505	74,973	99,194
Increase in margin deposits	(150,774)	(89,322)	(24,005)
Net cash used in investing activities	(15,367)	(704,677)	(1,424,292)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	190,821,908	137,742,171	85,574,226
Repurchase of assets sold under agreements to repurchase	(191,152,716)	(135,870,355)	(83,978,547)
Issuance of mortgage loan participation purchase and sale agreements	5,159,029	4,825,348	7,559,680
Repayment of mortgage loan participation purchase and sale agreements	(5,142,178)	(5,004,074)	(7,425,503)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	850,000	1,308,730	450,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(622,549)	(56,468)	—
Issuance of exchangeable senior notes	—	210,000	—
Repayment of exchangeable senior notes	(248,262)	—	—
Repayment of asset-backed financing of a variable interest entity at fair value	(107,333)	(42,753)	(21,886)
Sale of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	26,503	2,293
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(26,650)	(50,016)	(15,396)
Payment of debt issuance costs	(23,990)	(15,642)	(13,230)
Payment of contingent underwriting fees	(76)	(394)	(136)
Payment of dividends to preferred shareholders	(24,945)	(24,944)	(24,944)
Payment of dividends to common shareholders	(151,580)	(141,001)	(115,596)
Issuance of common shares	5,654	839,682	—
Payment of issuance costs related to common shares	(57)	(10,225)	—
Payment of vested share-based compensation withholdings	(1,629)	(2,600)	—
Repurchase of common shares	(37,267)	—	(10,719)
Net cash (used in) provided by financing activities	(702,641)	3,733,962	1,980,242
Net (decrease) increase in cash	(46,352)	44,211	(17,802)
Cash at beginning of year	104,056	59,845	77,647
Cash at end of year	$57,704	$104,056	$59,845

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

Credit Risk

Note 6— Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retained a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb scheduled credit losses arising from such loans reaching a specific number of days delinquent (“Recourse Obligations”); or

•

from June 2018 through 2020, entering into firm commitments to purchase and purchasing CRT securities and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans.

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

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs and CRT arrangements:

•

MSRs are generally subject to loss in fair value when prepayment speeds increase as a result of decreasing mortgage interest rates, when estimates of cost to service the underlying loans increase or when the returns demanded by market participants increase.

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

Credit Risk Transfer Arrangements

The Company holds CRT arrangements with Fannie Mae, pursuant to which PennyMac Corp. (“PMC”), through subsidiary trust entities, sells pools of loans into Fannie Mae-guaranteed loan securitizations while retaining Recourse Obligations for credit losses in addition to IO ownership interests in such loans. The loans subject to the CRT arrangements were transferred by PMC to subsidiary trust entities which sold the loans into Fannie Mae loan securitizations. Transfers of loans subject to CRT arrangements received sale accounting treatment.

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interests in the form of derivative and interest-only strip assets, the deposits pledged to fulfill the Recourse Obligations and an interest only security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and interest-only strip assets related to CRT arrangements are included in Net (loss) gain on investments in the consolidated statements of income.

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

The Company recognizes the interest income earned on the loans owned by the VIE and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIE on its consolidated statements of income.

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

Mortgage-Backed Securities

Purchases and sales of MBS are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net (loss) gain on investments. The Company categorizes its investments in MBS as “Level 2” fair value assets.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Company estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Company updates its cash flow estimates monthly.

Loans

Loans are carried at their fair values. Changes in the fair value of loans are recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net (loss) gain on investments for loans classified as Loans at fair value and Net gain on loans acquired for sale for loans classified as Loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income. The Company categorizes its Loans acquired for sale at fair value that are readily saleable into active markets with observable inputs that are significant to their fair values and its Loans at fair value held in VIE as “Level 2” fair value assets. The Company categorizes all other loans as “Level 3” fair value assets.

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

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

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
•

CRT Agreements whereby the Company retained a Recourse Obligation relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans; and

•

Derivatives that were embedded in a master repurchase agreement that provided for the Company to receive interest expense offsets if it financed loans approved as satisfying certain consumer credit relief characteristics under that master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•	The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of MBS, IRLCs and loans acquired for sale to decrease.
•	The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs and ESS to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, loans held in a VIE, IRLCs, MSRs and MBS financing.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale and repayment of loans acquired for sale at fair value to nonaffiliates. MSRs is included in Cash flows from investing activities, cash flows from derivative financial instruments relating to hedging and cash flows from repurchase agreement derivatives are included in Cash flows from operating activities.

The Company records all derivative and CRT strip assets at fair value and records changes in fair value in current period income. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Firm Commitment to Purchase Credit Risk Transfer Securities

The Company carried its firm commitment to purchase CRT securities at fair value. The firm commitment to purchase CRT securities was recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value were recorded in Net (loss) gain on investments. The Company categorized its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (“REO”) is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan immediately before REO acquisition in settlement of a loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as a “Level 3” fair value asset.

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

Effective January 1, 2018, the Company accounts for all current classes of MSRs at fair value. Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net loan servicing fees-from nonaffiliates- Changes fair value of mortgage servicing rights.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the loans’ investors to fund property tax and insurance premiums for impounded loans with inadequate impound balances and for non-impounded loans with delinquent property tax insurance premiums and out of pocket collection costs for delinquent loans (e.g., preservation and restoration of mortgaged property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability. Servicing advances are written off when they are deemed uncollectible.

Borrowings

Borrowings, other than Asset-backed financing of a VIE at fair value and Interest-only security payable at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements and premiums received relating to advances under the facilities are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of revolving borrowing facilities on the straight-line basis and for Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes are amortized over the respective borrowings’ contractual lives using the interest method.

Asset-backed financing of a VIE at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financing are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the loans held by the consolidated VIE. Asset-backed financings of the VIE are carried at fair value. Changes in fair value are recognized in current period income as a component of Net (loss) gain on investments. The Company categorizes asset-backed financing of the VIE at fair value as a “Level 2” fair value liability.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the loans it has sold. The Company’s sales agreements include representations and warranties related to the loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, property value, loan amount, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer against credit losses arising from such loans. In either case, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it has to correspondent sellers that, in turn, had sold such loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent seller.

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

Loan servicing fee amounts are based upon fee schedules established by the applicable investor and upon the unpaid principal balance of the loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company and are recognized in the period which they are earned.

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

PMC, the Company’s taxable REIT subsidiary (“TRS”), is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Company expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

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

Recently Issued Accounting Pronouncements

Adopted during 2020

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the existing measurement of the allowance for credit losses that is based on an incurred loss accounting model with an expected loss model, which requires the Company to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments that are measured on the amortized cost basis. Most of the Company’s financial assets are measured at their fair values and are therefore not subject to the requirements of ASU 2016-13. The Company adopted ASU 2016-13 effective January 1, 2020 using the modified retrospective method. The adoption of ASU 2016-13 did not have any effect on the Company’s consolidated balance sheet, income statements, shareholders’ equity or cash flows.

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
•

an entity is required to include shares issuable pursuant to conversion of convertible debt instruments in the determination of diluted earnings per share; current guidance allows an entity to exclude such shares from the diluted earnings per share calculation if the company has a history and policy of cash settlement;

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

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022, with early adoption allowed beginning in the quarter ending March 31, 2021 using either the modified retrospective or full retrospective method.

As detailed in Note 16 – Exchangeable Senior Notes, the Company has issued $210 million in unpaid principal balance of exchangeable senior notes that are convertible to 40.101 common shares of beneficial interest (“common shares”) per $1,000 principal amount (the “2024 Notes”). The 2024 Notes are subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

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

•

The Company recognized the fair value of the conversion feature as a component of Additional paid-in capital as of the date of issuance of the 2024 Notes as required by current guidance. The issuance discount charged to the 2024 Notes resulting from the allocation of the issuance discount to Additional paid-in capital is presently accrued to interest expense using the interest method. Upon adoption of ASU 2020-06, the value originally attributed to Additional paid-in capital as of the date of issuance of the 2024 Notes will be added to the carrying value of the 2024 Notes and the accumulated accrual of the conversion value to interest expense through the date of adoption of ASU 2020-06 will be credited to retained earnings net of income taxes as the cumulative effect of the adoption of ASU 2020-06.

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

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows:

•	Fulfillment fees shall not exceed the following:

(i)

the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

(ii)	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
(iii)

$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

•	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Loan fulfillment fees earned by PLS	$222,200	$160,610	$81,350

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$11,037	$14,381	$10,925
UPB of loans sold to PLS	$60,540,530	$47,937,306	$36,415,933

Purchases of loans acquired for sale from PLS	$2,248,896	$6,255,915	$3,343,028

Tax service fees paid to PLS	$23,408	$14,697	$7,433

	December 31, 2020	December 31, 2019
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$460,414	$490,383

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of residential loans and its portfolio of MSRs. The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company, as well as certain fees for COVID-19-related forbearance and modification activities provided for under the CARES Act.

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

The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

MSR Recapture Agreement

The Company has an MSR recapture agreement with PFSI. Pursuant to the terms of the MSR recapture agreement, if PFSI refinances mortgage loans for which the Company previously held the MSRs, through June 30, 2020, PFSI was generally required to transfer and convey to the Company cash in an amount equal to 30% of the fair market value of the MSRs related to all such loans so originated.

Effective July 1, 2020, the 2020 MSR recapture agreement changed the recapture fee payable by PLS to a tiered amount equal to:

•	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
•	35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%; and
•	30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%.

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

Following is a summary of loan servicing fees earned by PLS:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$2,067	$1,772	$1,037
Loans at fair value	807	2,207	7,555
MSRs	64,307	44,818	33,453
	$67,181	$48,797	$42,045
Average investment in:
Loans acquired for sale at fair value	$3,469,392	$2,754,955	$1,577,395
Loans at fair value:
Distressed	$9,032	$75,251	$473,458
Held in a VIE	$214,596	$281,449	$301,398
Average MSR portfolio UPB	$147,832,880	$110,075,179	$80,500,212

Management Fees

The Company has a management agreement with PCM pursuant to which the Company pays PCM management fees as follows:

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

Following is a summary of management fee expenses:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Base management	$34,538	$29,303	$23,033
Performance incentive	—	7,189	1,432
	$34,538	$36,492	$24,465
Average shareholders' equity amounts used to calculate base management fee expense	$2,330,154	$1,958,970	$1,535,590

Expense Reimbursement and Amounts Payable to and Receivable from PCM

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. PCM was reimbursed $120,000 per fiscal quarter through June 30, 2020. Effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliates’ compensation expenses was increased from $120,000 to $165,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$5,172	$5,340	$4,640
Compensation	570	480	480
Expenses incurred on the Company’s behalf, net	22,583	4,362	1,113
	$28,325	$10,182	$6,233
Payments and settlements during the year (1)	$378,162	$177,116	$71,943

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$2,093	$1,757	$2,688
Repayments	$32,377	$40,316	$46,750
Interest income	$8,418	$10,291	$15,138
Net loss included in Net (loss) gain on investments:
Valuation changes	$(24,970)	$(9,256)	$8,500
Recapture income	2,241	1,726	2,584
	$(22,729)	$(7,530)	$11,084

	December 31, 2020	December 31, 2019
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$131,750	$178,586

Financing Activities

PFSI held 75,000 of the Company’s common shares at both December 31, 2020 and December 31, 2019.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$26,650	$23,513	$13,103
Interest expense	$3,325	$6,302	$7,462
Payment of conditional reimbursement to PCM	$211	$580	$69

	December 31, 2020	December 31, 2019
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$80,862	$107,512
Conditional Reimbursement payable to PCM included in Due to PennyMac Financial Services, Inc.	$10	$221

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2020	December 31, 2019
	(in thousands)
Due from PFSI:
MSR recapture	$296	$149
Other	7,856	2,611
	$8,152	$2,760
Due to PFSI:
Allocated expenses and expenses paid by PFSI on PMT’s behalf	$38,132	$3,724
Fulfillment fees	20,873	18,285
Correspondent production fees	13,065	10,606
Management fees	8,686	10,579
Loan servicing fees	6,213	4,659
Interest on Assets sold to PFSI under agreement to repurchase	26	85
Conditional Reimbursement	10	221
	$87,005	$48,159

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included on various balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2020	December 31, 2019
	(in thousands)
Loan servicing advances	$121,820	$48,971
Real estate acquired in settlement of loans	10,334	21,549
	$132,154	$70,520

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows:
Proceeds from sales	$106,306,805	$61,128,081	$29,369,656
Loan servicing fees received net of guarantee fees	$406,060	$295,390	$204,663

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2020	December 31, 2019
	(in thousands)
UPB of loans outstanding	$170,502,361	$130,663,117
Collection Status (UPB)
Delinquency (1):
30-89 days delinquent	$1,235,981	$1,014,094
90 or more days delinquent:
Not in foreclosure	$4,428,915	$258,036
In foreclosure	$27,494	$53,697
Bankruptcy	$148,866	$130,936
Custodial funds managed by the Company (2)	$6,086,724	$2,529,984

(1)

At December 31, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $530.4 million in the 30-89 days delinquent category and $3.1 billion in the 90 or more days delinquent-not in foreclosure category.

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

The Company, through its subsidiary, PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The transfers of loans subject to CRT arrangements were accounted for as sales. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT Agreements.

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

Effective in June 2018, the Company began entering into different types of CRT arrangements. Under the new arrangements, the Company sold loans subject to agreements that required the Company to purchase securities that absorb incurred credit losses on such loans. The Company recognized these purchase commitments initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value were recognized in Net (loss) gain on investments. The final sales of loans subject to this CRT arrangement were made during September 2020.

The Company purchased securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities. Like CRT Agreements, the Deposits securing CRT arrangements relating to these arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (loss) gain on investments in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
UPB of loans sold	$18,277,263	$47,748,300	$21,939,277

Investments:
Deposits securing CRT arrangements	$1,700,000	$933,370	$596,626
Change in expected face amount of firm commitment to purchase CRT securities	(1,502,203)	897,151	122,581
	$197,797	$1,830,521	$719,207
Investment (loss) income:
Net (loss) gain on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$(38,161)	$99,305	$30,595
Net (loss) gain on investments:
Derivative and CRT strips:
CRT derivatives
Realized	(53,965)	79,619	86,928
Valuation changes	(82,633)	(9,571)	25,347
	(136,598)	70,048	112,275
CRT strips
Realized	54,929	32,200	—
Valuation changes	(79,221)	(1,874)	—
	(24,292)	30,326	—
Interest-only security payable at fair value	14,952	10,302	(19,332)
	(145,938)	110,676	92,943
Firm commitments to purchase CRT securities	(121,067)	60,943	7,399
	(267,005)	171,619	100,342
Interest income — Deposits securing CRT arrangements	7,012	34,229	15,441
	$(298,154)	$305,153	$146,378

Payments made to settle losses on CRT arrangements	$115,475	$5,165	$2,133

	December 31, 2020	December 31, 2019
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$31,795	$115,863
CRT strips	(202,792)	54,930
	$(170,997)	$170,793

Firm commitment to purchase credit risk transfer securities at fair value	$—	$109,513
Deposits securing CRT arrangements	$2,799,263	$1,969,784
Interest-only security payable at fair value	$10,757	$25,709

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer strip assets	$58,699	$142,183
Deposits securing CRT arrangements (1)	$2,799,263	$1,969,784

Face amount of firm commitment to purchase CRT securities		$1,502,203

UPB of loans — funded CRT arrangements	$58,697,942	$41,944,117
Collection status (UPB):
Delinquency (2)
Current	$54,990,381	$41,355,622
30-89 days delinquent	$710,872	$463,331
90-180 days delinquent	$693,315	$106,234
180 or more days delinquent	$2,297,365	$8,802
Foreclosure	$6,009	$10,128
Bankruptcy	$75,700	$55,452

UPB of loans — firm commitment to purchase CRT securities		$38,738,396
Collection status (UPB):
Delinquency
Current		$38,581,080
30-89 days delinquent		$146,256
90-180 days delinquent		$9,109
180 or more days delinquent		$—
Foreclosure		$1,951
Bankruptcy		$2,980

(1)	Deposits securing credit risk transfer strip liabilities also secure $229.7 million in CRT strip and CRT derivative liabilities at December 31, 2020.
(2)

At December 31, 2020, delinquent loans include loans subject to forbearance agreements entered into under the CARES Act with UPBs totaling $383.0 million in the 30-89 days delinquent category; $548.0 million in the 90-180 days delinquent category; and $1.9 billion in the 180 or more days delinquent category.

Jumbo Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1 issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The Company includes the balance of the loans held in the trust in Loans at fair value and the certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value in its consolidated balance sheets. The Company includes the interest earned on the loans held in the trust in Interest Income – from nonaffiliates and the interest paid to nonaffiliates in Interest Expense – to nonaffiliates in its consolidated statements of income.

Following is a summary of the Company’s jumbo loan financing:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Interest income	$10,609	$11,734	$11,813
Interest expense	$10,971	$11,324	$10,821

	December 31, 2020	December 31, 2019
	(in thousands)
Loans at fair value	$143,707	$256,367
Asset-backed financing at fair value	$134,726	$243,360
Certificates retained at fair value	$8,981	$13,007

Note 7—Fair Value

Fair Value Accounting Elections

We identified all of the Company’s non-cash financial assets, firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Beginning January 1, 2018, the Company elected to account for all MSRs at fair value prospectively. The Company determined that this change makes the accounting treatment for MSRs consistent with lender valuation under financing arrangements and simplifies hedging activities.

We also identified the Company’s asset-backed financing of a VIE and interest only security payable to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$127,295	$—	$—	$127,295
Mortgage-backed securities at fair value	—	2,213,922	—	2,213,922
Loans acquired for sale at fair value	—	3,518,015	33,875	3,551,890
Loans at fair value	—	143,707	8,027	151,734
Excess servicing spread purchased from PFSI	—	—	131,750	131,750
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,070	—	—	3,070
Put options on interest rate futures	4,742	—	—	4,742
Forward purchase contracts	—	72,526	—	72,526
Forward sale contracts	—	92	—	92
MBS put options	—	3,220	—	3,220
Swaption	—	8,505	—	8,505
CRT derivatives	—	—	58,699	58,699
Interest rate lock commitments	—	—	72,794	72,794
Total derivative assets before netting	7,812	84,343	131,493	223,648
Netting	—	—	—	(59,330)
Total derivative and credit risk transfer strip assets after netting	7,812	84,343	131,493	164,318
Mortgage servicing rights at fair value	—	—	1,755,236	1,755,236
	$135,107	$5,959,987	$2,060,381	$8,096,145
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$134,726	$—	$134,726
Interest-only security payable at fair value	—	—	10,757	10,757
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	17	—	17
Forward sales contracts	—	122,884	—	122,884
CRT derivatives	—	—	26,904	26,904
Interest rate lock commitments	—	—	408	408
Total derivative liabilities before netting	—	122,901	27,312	150,213
Netting	—	—	—	(89,532)
Total derivative liabilities after netting	—	122,901	27,312	60,681
Credit risk transfer strips	—	—	202,792	202,792
Total derivative and credit risk transfer strips liabilities	—	122,901	230,104	263,473
	$—	$257,627	$240,861	$408,956

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,836	$—	$—	$90,836
Mortgage-backed securities at fair value	—	2,839,633	—	2,839,633
Loans acquired for sale at fair value	—	4,129,858	18,567	4,148,425
Loans at fair value	—	256,367	14,426	270,793
Excess servicing spread purchased from PFSI	—	—	178,586	178,586
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,809	—	—	3,809
Put options on interest rate futures	2,859	—	—	2,859
Forward purchase contracts	—	7,525	—	7,525
Forward sale contracts	—	637	—	637
MBS put options	—	1,625	—	1,625
Swaption	—	4,347	—	4,347
CRT derivatives	—	—	115,863	115,863
Interest rate lock commitments	—	—	11,726	11,726
Repurchase agreement derivatives	—	—	5,275	5,275
Total derivative assets before netting	6,668	14,134	132,864	153,666
Netting	—	—	—	(6,278)
Total derivative assets after netting	6,668	14,134	132,864	147,388
Credit risk transfer strips	—	—	54,930	54,930
Total derivative and credit risk transfer strips assets	6,668	14,134	187,794	202,318
Firm commitment to purchase credit risk transfer securities at fair value	—	—	109,513	109,513
Mortgage servicing rights at fair value	—	—	1,535,705	1,535,705
	$97,504	$7,239,992	$2,044,591	$9,375,809
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$243,360	$—	$243,360
Interest-only security payable at fair value	—	—	25,709	25,709
Derivative liabilities:
Forward purchase contracts	—	3,600	—	3,600
Forward sales contracts	—	15,644	—	15,644
Interest rate lock commitments	—	—	572	572
Total derivative liabilities before netting	—	19,244	572	19,816
Netting	—	—	—	(13,393)
Total derivative liabilities after netting	—	19,244	572	6,423
	$—	$262,604	$26,281	$275,492

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$5,275	$54,930	$109,513	$1,535,705	$2,044,019
Purchases and issuances	74,339	1,058	—	—	369,802	—	—	—	—	445,199
Repayments and sales	(58,290)	(5,734)	(32,377)	52,530	—	(5,328)	(54,929)	(128,786)	(7)	(232,921)
Capitalization of interest and fees	—	—	8,418	—	—	—	—	—	—	8,418
ESS received pursuant to a recapture agreement with PFSI	—	—	2,093	—	—	—	—	—	—	2,093
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(38,161)	1,158,475	1,120,314
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(741)	(837)	(24,970)	(136,598)	536,943	53	(24,292)	(121,067)	(938,937)	(710,446)
	(741)	(837)	(24,970)	(136,598)	536,943	53	(24,292)	(121,067)	(938,937)	(710,446)
Transfers:
Loans to REO	—	(886)	—	—	—	—	—	—	—	(886)
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	—	(178,501)	178,501	—	—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(845,513)	—	—	—	—	(845,513)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$—	$(202,792)	$—	$1,755,236	$1,830,277
Changes in fair value recognized during the year relating to assets still held at December 31, 2020	$(899)	$(1,033)	$(24,970)	$(82,633)	$72,386	$—	$(79,221)	$—	$(938,937)	$(1,055,307)

(1)	For the purpose of this table, CRT derivatives, IRLC and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	(14,952)
(14,952)
Balance, December 31, 2020	$10,757
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2020	$(14,952)

	Year ended December 31, 2019
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$123,987	$11,988	$14,511	$—	$37,994	$1,162,369	$1,702,165
Purchases and issuances	26,823	1,077	—	—	65,051	10,057	—	—	—	103,008
Repayments and sales	(27,609)	(88,460)	(40,316)	(78,172)	—	(19,317)	(32,200)	(31,925)	(17)	(318,016)
Capitalization of interest	—	2,318	10,291	—	—	—	—	—	—	12,609
Capitalization of advances	—	1,340	—	—	—	—	—	—	—	1,340
ESS received pursuant to a recapture agreement with PFSI	—	—	1,757	—	—	—	—	—	—	1,757
Amounts received pursuant to sales of loans	—	—	—	—	—	—	—	99,305	837,706	937,011
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	1,070	(10,906)	(9,256)	70,048	80,133	24	30,326	60,943	(464,353)	(241,971)
	1,070	(7,169)	(9,256)	70,048	80,133	24	30,326	60,943	(464,353)	(238,234)
Transfers:
Loans to REO	—	(12,412)	—	—	—	—	—	—	—	(12,412)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	—	56,804	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	—	(146,018)	—	—	—	—	(146,018)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$5,275	$54,930	$109,513	$1,535,705	$2,044,019
Changes in fair value recognized during the year relating to assets still held at December 31, 2019	$121	$(8,255)	$(9,256)	$(9,571)	$11,154	$107	$(1,874)	$29,808	$(464,353)	$(452,119)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(10,302)
(10,302)
Balance, December 31, 2019	$25,709
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2019	$(10,302)

	Year ended December 31, 2018
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2017	$8,135	$768,433	$236,534	$98,640	$4,632	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	98,640	4,632	3,748	—	864,494	1,984,616
Purchases and issuances	12,208	—	—	—	4,655	19,918	—	—	36,781
Repayments and sales	(12,934)	(600,638)	(46,750)	(86,928)	—	(8,964)	—	(100)	(756,314)
Capitalization of interest	—	7,439	15,138	—	—	—	—	—	22,577
Capitalization of advances	—	5,481	—	—	—	—	—	—	5,481
ESS received pursuant to a recapture agreement with PFSI	—	—	2,688	—	—	—	—	—	2,688
Amounts received as proceeds from sales of loans	—	—	—	—	—	—	30,595	356,755	387,350
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,907	—	—	—	—	—	—	2,907
Other factors	(16)	(18,104)	8,500	112,275	(14,016)	(191)	7,399	(58,780)	37,067
	(16)	(15,197)	8,500	112,275	(14,016)	(191)	7,399	(58,780)	39,974
Transfers:
Loans to REO	—	(47,786)	—	—	—	—	—	—	(47,786)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	10,081	—	—	—	—	—	—	—	10,081
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	—	16,717	—	—	—	16,717
Balance, December 31, 2018	$17,474	$117,732	$216,110	$123,987	$11,988	$14,511	$37,994	$1,162,369	$1,702,165
Changes in fair value recognized during the year relating to assets still held at December 31, 2018	$(158)	$(18,428)	$8,500	$25,347	$11,988	$77	$37,994	$(58,780)	$6,540

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2018
(in thousands)
Interest-only security payable:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	28,941
28,941
Balance, December 31, 2018	$36,011
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2018	$28,941

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	December 31, 2020			December 31, 2019
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$3,545,100	$3,377,970	$167,130	$4,147,374	$4,010,444	$136,930
90 or more days delinquent:
Not in foreclosure	6,591	8,006	(1,415)	572	615	(43)
In foreclosure	199	235	(36)	479	566	(87)
	6,790	8,241	(1,451)	1,051	1,181	(130)
	$3,551,890	$3,386,211	$165,679	$4,148,425	$4,011,625	$136,800
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$140,052	$128,787	$11,265	$255,706	$251,425	$4,281
90 or more days delinquent:
Not in foreclosure	3,655	4,240	(585)	661	809	(148)
In foreclosure	—	—	—	—	—	—
	3,655	4,240	(585)	661	809	(148)
	143,707	133,027	10,680	256,367	252,234	4,133
Distressed loans:
Current through 89 days delinquent	2,071	4,099	(2,028)	3,179	6,202	(3,023)
90 or more days delinquent:
Not in foreclosure	3,714	12,357	(8,643)	4,897	13,154	(8,257)
In foreclosure	2,242	4,641	(2,399)	6,350	15,698	(9,348)
	5,956	16,998	(11,042)	11,247	28,852	(17,605)
	8,027	21,097	(13,070)	14,426	35,054	(20,628)
	$151,734	$154,124	$(2,390)	$270,793	$287,288	$(16,495)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2020
	Net gain on loans acquired for sale	Net (loss) gain on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$87,852	$—	$(23,323)	$64,529
Credit risk transfer strips	—	(24,292)	—	—	(24,292)
Loans acquired for sale at fair value	817,158	—	—	—	817,158
Loans at fair value	—	(7,454)	—	2,776	(4,678)
ESS at fair value	—	(24,970)	—	8,418	(16,552)
Firm commitment to purchase CRT securities at fair value	(38,161)	(121,067)	—	—	(159,228)
MSRs at fair value	—	—	(938,937)	—	(938,937)
	$778,997	$(89,931)	$(938,937)	$(12,129)	$(262,000)
Liabilities:
Interest-only security payable at fair value	$—	$14,952	$—	$—	$14,952
Asset-backed financing of a VIE at fair value	—	5,519	—	(4,218)	1,301
	$—	$20,471	$—	$(4,218)	$16,253

	Year ended December 31, 2019
	Net gain on loans acquired for sale	Net (loss) gain on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$77,283	$—	$(12,853)	$64,430
Loans acquired for sale at fair value	163,244	—	—	—	163,244
Loans at fair value	—	714	—	3,420	4,134
ESS at fair value	—	(9,256)	—	10,291	1,035
Credit risk transfer strips	—	30,326	—	—	30,326
Firm commitment to purchase CRT securities at fair value	99,305	60,943	—	—	160,248
MSRs at fair value	—	—	(464,353)	—	(464,353)
	$262,549	$160,010	$(464,353)	$858	$(40,936)
Liabilities:
Interest-only security payable	$—	$10,302	$—	$—	$10,302
Asset-backed financing of a VIE at fair value	—	(7,553)	—	(2,061)	(9,614)
	$—	$2,749	$—	$(2,061)	$688

	Year ended December 31, 2018
	Net gain on loans acquired for sale	Net (loss) gain on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(11,262)	$—	$(4,793)	$(16,055)
Loans acquired for sale at fair value	(5,298)	—	—	—	(5,298)
Loans at fair value	—	(23,696)	—	7,539	(16,157)
ESS at fair value	—	8,500	—	15,138	23,638
Firm commitment to purchase CRT securities at fair value	30,595	7,399	—	—	37,994
MSRs at fair value	—	—	(58,780)	—	(58,780)
	$25,297	$(19,059)	$(58,780)	$17,884	$(34,658)
Liabilities:
Interest-only security payable at fair value	$—	$(28,941)	$—	$—	$(28,941)
Asset-backed financing of a VIE at fair value	—	9,610	—	(577)	9,033
	$—	$(19,331)	$—	$(577)	$(19,908)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2020	$—	$—	$12,656	$12,656
December 31, 2019	$—	$—	$24,115	$24,115

The following table summarizes the fair value changes recognized during the year on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Real estate asset acquired in settlement of loans	$(1,638)	$(2,155)	$(4,434)

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

Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	December 31, 2020		December 31, 2019
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$1,924,999	$1,871,276	$1,696,295	$1,705,544
Exchangeable senior notes	$196,796	$207,428	$443,506	$462,117

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net (loss) gain on investments in the consolidated statements of income.

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

•

Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:

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

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of ESS are included in Net (loss) gain on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

	December 31, 2020	December 31, 2019
Fair value (in thousands)	$131,750	$178,586
UPB of underlying loans (in thousands)	$15,833,050	$19,904,571
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Key inputs (1)
Pricing spread (2)
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3)
Range	9.6% – 18.3%	8.7% – 16.2%
Weighted average	11.7%	11.0%
Equivalent life (in years)
Range	2.3 - 6.6	2.7 - 7.2
Weighted average	5.8	6.1

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”)/ swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”). Equivalent life is provided for informational purposes.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates.

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (loss) gain on investments in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$58,699	$115,863
Liabilities	$26,904	$—
UPB of loans in reference pools	$13,854,426	$24,824,616
Key inputs (1)
Discount rate
Range	6.7% – 9.0%	4.7% – 5.3%
Weighted average	7.3%	5.2%
Voluntary prepayment speed (2)
Range	20.8% – 23.5%	16.4% – 18.5%
Weighted average	21.9%	17.9%
Involuntary prepayment speed (3)
Range	(0.8)% – 1.1%	0.2% – 0.3%
Weighted average	(0.2)%	0.3%
Remaining loss expectation (4)
Range	(0.6)% – 0.6%	0.1% – 0.1%
Weighted average	(0.3)%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)

Involuntary prepayment speed is measured using Life Involuntary CPR. The negative involuntary prepayment speed at December 31, 2020, reflects the expectation for reinstatement to the reference pool of a significant portion of the loans that had triggered losses due to delinquency while under CARES act forbearance upon their projected reperformance, as contractually provided for in certain CRT Agreements.

(4)

Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans. The negative remaining loss expectation at December 31, 2020 reflects the expectation of contractual reversals of previously incurred contractual losses due to the projected reperformance of a significant portion of the related loans in the future.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2020	December 31, 2019
Fair value (in thousands) (1)	$72,386	$11,154
Key inputs (2)
Pull-through rate
Range	44.6% – 100%	64.6% – 100%
Weighted average	86.3%	93.3%
MSR fair value expressed as
Servicing fee multiple
Range	2.0 – 5.3	2.1 – 5.8
Weighted average	4.4	4.7
Percentage of UPB
Range	0.5% – 1.9%	0.7% – 2.2%
Weighted average	1.2%	1.4%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99% at December 31, 2019. Changes in fair value of repurchase agreement derivatives are included in Interest expense in the consolidated statements of income. The master repurchase agreement expired on August 21, 2019.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain on loans acquired for sale, Net (loss) gain on investments, or Net loan servicing fees – from nonaffiliates – Hedging results, as applicable, in the consolidated statements of income.

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

The significant unobservable inputs into the valuation of CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net (loss) gain on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value
CRT strips:
Assets	$—	$54,930
Liabilities	$202,792	$—
UPB of loans in the reference pools	$44,843,516	$17,119,501
Key inputs (1)
Discount rate
Range	6.0% – 8.4%
Weighted average	8.0%	6.3%
Voluntary prepayment speed (2)
Range	25.0% – 30.2%
Weighted average	26.2%	23.4%
Involuntary prepayment speed (3)
Range	0.8% – 1.7%
Weighted average	1.0%	0.2%
Remaining loss expectation (4)
Range	0.3% – 0.6%
Weighted average	0.4%	0.1%

(1)	Weighted average inputs are based on the UPB of the reference loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Firm commitment to purchase CRT securities

The Company categorizes its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the CRT securities to be purchased less the contractual purchase price. Key inputs used in the estimation of fair value of the firm commitment are the discount rate, and the voluntary and involuntary prepayment speeds and remaining loss expectations of the loans in the reference pools. The firm commitment to purchase CRT securities is recognized initially as a component of Net gain on loans acquired for sale; subsequent changes in fair value are recorded in Net (loss) gain on investments in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs in the valuation of firm commitment to purchase CRT securities:

December 31, 2019
(dollars in thousands)
Fair value:	$109,513
UPB of loans in the reference pools	$38,738,396
Key inputs (1)
Discount rate	6.5%
Voluntary prepayment speed (2)	14.3%
Involuntary prepayment speed (3)	0.1%
Remaining loss expectation (4)	0.1%

(1)	Weighted average inputs are based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the related loans in the reference pools.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either a broker’s price opinion, a full appraisal, or the price given in a pending contract of sale.

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers obtain an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of income.

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

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment rates of the underlying loans (“prepayment speed”) and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – from nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of income.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increases, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2020	2019	2018
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$1,158,475	$837,706	$356,755
UPB of underlying loans	$103,136,121	$59,951,884	$28,923,523
Weighted average annual servicing fee rate (in basis points)	28	31	26
Key inputs (1)
Pricing spread (2)
Range	6.7% – 11.3%	5.6% – 9.9%	5.8% – 12.9%
Weighted average	7.8%	6.1%	6.9%
Prepayment speed (3)
Range	7.0% – 20.9%	8.5% – 26.1%	3.2% – 35.3%
Weighted average	10.0%	11.7%	9.9%
Equivalent average life (in years)
Range	3.5 – 9.2	3.1 – 7.7	2.3 – 11.9
Weighted average	7.4	6.8	7.6
Annual per-loan cost of servicing
Range	$78 – $81	$78 – $78	$77 – $79
Weighted average	$80	$78	$79

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2020	December 31, 2019
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$1,755,236	$1,535,705
UPB of underlying loans	$170,728,322	$131,024,381
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.6%	4.2%
Key inputs (1):
Pricing spread (2)
Range	8.0% – 11.1%	6.8% – 9.9%
Weighted average	8.0%	6.8%
Effect on fair value of:
5% adverse change	$(31,400)	$(20,666)
10% adverse change	$(61,718)	$(40,783)
20% adverse change	$(119,305)	$(79,453)
Prepayment speed (3)
Range	12.4% – 28.8%	10.2% – 22.0%
Weighted average	12.8%	12.1%
Equivalent average life (in years)
Range	2.9 – 6.8	2.4 – 6.5
Weighted average	6.5	6.3
Effect on fair value of:
5% adverse change	$(48,136)	$(35,768)
10% adverse change	$(94,244)	$(69,973)
20% adverse change	$(180,820)	$(134,068)
Annual per-loan cost of servicing
Range	$78 – $121	$77 – $78
Weighted average	$81	$78
Effect on fair value of:
5% adverse change	$(11,846)	$(9,964)
10% adverse change	$(23,692)	$(19,928)
20% adverse change	$(47,385)	$(39,856)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

Note 8—Mortgage Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$2,839,633	$2,610,422	$989,461
Purchases	2,332,096	1,250,289	1,810,877
Sales	(1,979,789)	(704,178)	—
Repayments	(1,042,547)	(381,330)	(173,862)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(23,323)	(12,853)	(4,792)
Valuation adjustments	87,852	77,283	(11,262)
	64,529	64,430	(16,054)
Balance at end of year	$2,213,922	$2,839,633	$2,610,422

Following is a summary of the Company’s investment in MBS:

	December 31, 2020				December 31, 2019
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Freddie Mac	$1,253,755	$32,414	$24,867	$1,311,036	$809,595	$11,083	$9,862	$830,540
Fannie Mae	863,758	23,692	15,436	902,886	1,946,203	29,657	33,233	2,009,093
	$2,117,513	$56,106	$40,303	$2,213,922	$2,755,798	$40,740	$43,095	$2,839,633

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and pledged to secure Assets sold under agreements to repurchase at both December 31, 2020 and December 31, 2019.

Note 9—Loans Acquired for Sale at Fair Value

Loans acquired for sale at fair value is comprised of recently originated loans purchased by the Company for resale. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4 – Transactions with Related Parties.

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2020	December 31, 2019
	(in thousands)
Agency-eligible	$3,057,601	$3,626,038
Held for sale to PLS — Government insured or guaranteed	460,414	490,383
Jumbo	—	13,437
Home equity lines of credit	5,566	4,632
Commercial real estate	1,010	1,015
Repurchased pursuant to representations and warranties	27,299	12,920
	$3,551,890	$4,148,425
Loans pledged to secure:
Assets sold under agreements to repurchase	$3,484,202	$4,070,134
Mortgage loan participation purchase and sale agreements	17,645	—
	$3,501,847	$4,070,134

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of fixed interest rate jumbo loans held in a VIE securing an asset-backed financing and distressed loans that were not acquired for sale but may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	December 31, 2020	December 31, 2019
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$143,707	$256,367
Distressed loans	8,027	14,426
	$151,734	$270,793
Loans at fair value pledged to secure:
Asset-backed financing of a VIE at fair value	$143,707	$256,367
Assets sold under agreements to repurchase	3,703	12,390
	$147,410	$268,757

Note 11— Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets are summarized below:

	December 31, 2020	December 31, 2019
	(in thousands)
Derivative assets	$164,318	$147,388
Credit risk transfer strip assets	—	54,930
	$164,318	$202,318

Derivative liabilities	$60,681	$6,423
Credit risk transfer strip liabilities	202,792	—
	$263,473	$6,423

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Subject to master netting agreements─used for economic hedging purposes (2):
Call options on interest rate futures	1,450,000	$3,070	$—	2,662,500	$3,809	$—
Put options on interest rate futures	2,800,000	4,742	—	950,000	2,859	—
Forward purchase contracts	17,563,549	72,526	17	5,883,198	7,525	3,600
Forward sale contracts	26,615,716	92	122,884	9,297,179	637	15,644
MBS put options	3,625,000	3,220	—	4,000,000	1,625	—
Swaptions	3,655,000	8,505	—	2,075,000	4,347	—
Swap futures	1,950,000	—	—	2,700,000	—	—
Bond futures	66,500	—	—	114,500	—	—
Not subject to master netting arrangements:
CRT derivatives	13,854,426	58,699	26,904	24,824,616	115,863	—
Interest rate lock commitments	10,588,208	72,794	408	3,199,680	11,726	572
Repurchase agreement derivatives		—	—		5,275	—
Total derivative instruments before netting		223,648	150,213		153,666	19,816
Netting		(59,330)	(89,532)		(6,278)	(13,393)
		$164,318	$60,681		$147,388	$6,423
Margin deposits placed with derivatives counterparties, net		$30,197			$7,114
Derivative assets pledged to secure:
Assets sold under agreements to repurchase		$—			$27,073
Notes payable		58,699			115,110
		$58,699			$142,183

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives and are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of December 31, 2020 and December 31, 2019, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2020			December 31, 2019
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures	$3,070	$—	$3,070	$3,809	$—	$3,809
Put options on interest rate futures	4,742	—	4,742	2,859	—	2,859
Forward purchase contracts	72,526	—	72,526	7,525	—	7,525
Forward sale contracts	92	—	92	637	—	637
MBS put options	3,220	—	3,220	1,625	—	1,625
Swaptions	8,505	—	8,505	4,347	—	4,347
Netting	—	(59,330)	(59,330)	—	(6,278)	(6,278)
	92,155	(59,330)	32,825	20,802	(6,278)	14,524
Not subject to master netting arrangements:
CRT derivatives	58,699	—	58,699	115,863	—	115,863
Interest rate lock commitments	72,794	—	72,794	11,726	—	11,726
Repurchase agreement derivatives	—	—	—	5,275	—	5,275
	131,493	—	131,493	132,864	—	132,864
	$223,648	$(59,330)	$164,318	$153,666	$(6,278)	$147,388

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$72,794	$—	$—	$72,794	$11,726	$—	$—	$11,726
CRT derivatives	58,699	—	—	58,699	115,863	—	—	115,863
Bank of America, N.A.	15,406	—	—	15,406	2,489	—	—	2,489
RJ O’Brien & Associates, LLC	7,813	—	—	7,813	6,668	—	—	6,668
PNC Capital Markets LLC	3,138	—	—	3,138	—	—	—	—
Citigroup Global Markets Inc.	2,416	—	—	2,416	—	—	—	—
Deutsche Bank Securities LLC	1,602	—	—	1,602	5,398	—	—	5,398
Mitsubishi UFJ Sec	1,070	—	—	1,070	45	—	—	45
J.P. Morgan Securities LLC	—	—	—	—	1,551	—	—	1,551
Other	1,380	—	—	1,380	3,648	—	—	3,648
	$164,318	$—	$—	$164,318	$147,388	$—	$—	$147,388

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2020			December 31, 2019
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$17	$—	$17	$3,600	$—	$3,600
Forward sales contracts	122,884	—	122,884	15,644	—	15,644
Netting	—	(89,532)	(89,532)	—	(13,393)	(13,393)
	122,901	(89,532)	33,369	19,244	(13,393)	5,851
Not subject to master netting arrangements
CRT derivatives	26,904	—	26,904	—	—	—
Interest rate lock commitments	408	—	408	572	—	572
	150,213	(89,532)	60,681	19,816	(13,393)	6,423
Assets sold under agreements to repurchase:
UPB	6,317,928	—	6,317,928	6,649,179	—	6,649,179
Unamortized debt issuance costs	(8,510)	—	(8,510)	(289)	—	(289)
	6,309,418	—	6,309,418	6,648,890	—	6,648,890
	$6,459,631	$(89,532)	$6,370,099	$6,668,706	$(13,393)	$6,655,313

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

	December 31, 2020				December 31, 2019
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
CRT derivatives	$26,904	$—	$—	$26,904	$—	$—	$—	$—
Interest rate lock commitments	408	—	—	408	572	—	—	572
Credit Suisse Securities (USA) LLC	1,059,547	(1,054,636)	—	4,911	720,411	(719,902)	—	509
Barclays Capital Inc.	922,959	(922,035)	—	924	52	—	—	52
Citigroup Global Markets Inc.	830,161	(830,161)	—	—	412,999	(411,933)	—	1,066
RBC Capital Markets, L.P.	765,892	(765,892)	—	—	290,388	(290,388)	—	—
Daiwa Capital Markets	728,207	(727,562)	—	645	906,439	(906,439)	—	—
Bank of America, N.A.	414,044	(414,044)	—	—	1,339,291	(1,339,291)	—	—
Morgan Stanley & Co. LLC	367,493	(366,415)	—	1,078	656,728	(656,728)	—	—
J.P. Morgan Securities LLC	359,573	(357,211)	—	2,362	1,736,829	(1,736,829)	—	—
Mizuho Securities	279,321	(277,521)	—	1,800	392,038	(391,627)	—	411
BNP Paribas	164,414	(163,548)	—	866	116,155	(115,733)	—	422
Amherst Pierpont Securities LLC	153,224	(153,224)	—	—	80,309	(80,309)	—	—
Goldman Sachs & Co. LLC	149,272	(144,883)	—	4,389	—	—	—	—
Wells Fargo Securities, LLC	148,854	(140,796)	—	8,058	—	—	—	—
Federal Home Loan Mortgage Corporation	5,883	—	—	5,883	—	—	—	—
Federal National Mortgage Association	—	—	—	—	1,996	—	—	1,996
Other	2,453	—	—	2,453	1,395	—	—	1,395
	$6,378,609	$(6,317,928)	$—	$60,681	$6,655,602	$(6,649,179)	$—	$6,423

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statement of income line	2020	2019	2018
		(in thousands)
Interest rate lock commitments	Net gain on loans acquired for sale (1)	$61,232	$(834)	$7,356
CRT derivatives	Net (loss) gain on investments	$(136,598)	$70,048	$112,275
Repurchase agreement derivatives	Interest expense	$53	$24	$191
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gain on loans acquired for sale	$(459,309)	$(91,084)	$25,334
Mortgage servicing rights	Net loan servicing fees	$601,743	$80,622	$(35,550)
Fixed-rate and prepayment sensitive assets and LIBOR- indexed repurchase agreements	Net (loss) gain on investments	$32,932	$28,785	$(4,152)

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan are shown in the rollforward of IRLCs for the period in Note 7– Fair Value - Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	December 31, 2020	December 31, 2019
	(in thousands)
Assets
Through June 13, 2020	$—	$17,629
To maturity	—	37,301
	$—	$54,930

Liabilities
Through December 4, 2021	$168,539	$—
To maturity	34,253	—
	$202,792	$—

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$1,535,705	$1,162,369	$91,459
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	—	773,035
Balance after reclassification	1,535,705	1,162,369	864,494
Sales	(7)	(17)	(100)
MSRs resulting from loan sales	1,158,475	837,706	356,755
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(706,107)	(262,031)	60,772
Other changes in fair value (2)	(232,830)	(202,322)	(119,552)
	(938,937)	(464,353)	(58,780)
Balance at end of year	$1,755,236	$1,535,705	$1,162,369

	December 31, 2020	December 31, 2019
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$1,742,905	$1,510,651

(1)	Primarily reflects changes in pricing spread (discount rate), prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees - from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Contractually-specified servicing fees	$406,060	$295,390	$204,663
Ancillary and other fees:
Late charges	1,498	1,658	974
Other	54,959	22,441	7,088
	$462,517	$319,489	$212,725

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	1.62%	3.25%	3.25%
Average balance	$5,508,147	$5,600,469	$3,901,772
Total interest expense (2)	$102,131	$178,211	$115,383
Maximum daily amount outstanding	$10,433,609	$8,577,065	$6,665,118

(1)

Excludes the effect of amortization of net debt issuance costs of $12.9 million for the year ended December 31, 2020 and net issuance premiums of $4.0 million and $11.7 million for the years ended December 31, 2019 and 2018, respectively.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the years ended December 31, 2019 and 2018 includes recognition of incentives it received for financing certain of its loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the years ended December 31, 2019 and 2018, the Company recognized $10.8 million and $19.7 million, respectively, in such incentives as a reduction of interest expense. The master repurchase agreement expired on August 21, 2019.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,317,928	$6,649,179
Unamortized debt issuance costs, net	(8,510)	(289)
	$6,309,418	$6,648,890
Weighted average interest rate	1.36%	2.85%
Available borrowing capacity (1):
Committed	$483,767	$—
Uncommitted	4,151,905	2,278,264
	$4,635,672	$2,278,264
Margin deposits placed with counterparties included in Other assets	$141,808	$91,871
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,213,922	$2,839,633
Loans acquired for sale at fair value	$3,484,202	$4,070,134
Loans at fair value	$3,703	$12,390
CRT strips	$—	$27,073
MSRs (2)	$1,166,090	$1,354,907
Real estate acquired in settlement of loans	$15,365	$40,938
Deposits securing CRT arrangements	$2,799,263	$445,194

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2020	Unpaid principal balance
(in thousands)
Within 30 days	$2,335,100
Over 30 to 90 days	2,425,275
Over 90 days to 180 days	1,376,521
Over 180 days to one year	181,032
$6,317,928
Weighted average maturity (in months)	2.2

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2020:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$31,938	February 1, 2021	August 3, 2021
Credit Suisse First Boston Mortgage Capital LLC	$88,921	March 22, 2021	April 23, 2021
Morgan Stanley & Co. LLC	$15,395	March 21, 2021	November 2, 2022
RBC Capital Markets, L.P.	$55,831	April 22, 2021	November 10, 2021
Barclays Capital Inc.	$28,319	March 26, 2021	November 3, 2022
Bank of America, N.A.	$21,807	February 1, 2021	March 11, 2021
JPMorgan Chase & Co.	$6,077	January 29, 2021	April 7, 2021
BNP Paribas	$11,197	March 23, 2021	July 30, 2021
Wells Fargo Securities, LLC	$9,996	March 21, 2021	October 6, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Citibank, N.A.	$112,628	June 4, 2021
Morgan Stanley & Co. LLC	$60,325	June 4, 2021
Goldman Sachs & Co. LLC	$59,654	June 4, 2021
Barclays Capital Inc.	$5,598	January 9, 2021
Bank of America, N.A.	$3,939	January 22, 2021
Daiwa Capital Markets America Inc.	$22,714	January 15, 2021
JPMorgan Chase & Co.	$13,672	January 4, 2021
Mizuho Securities	$13,041	January 11, 2021
Amherst Pierpont Securities LLC	$7,161	January 15, 2021

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	1.63%	3.53%	3.42%
Average balance	$44,432	$40,036	$64,512
Total interest expense	$902	$1,570	$2,422
Maximum daily amount outstanding	$96,570	$207,065	$287,862

(1)	Excludes the effect of amortization of debt issuance costs of $176,000, $158,000 and $217,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

December 31, 2020
(dollars in thousands)
Carrying value:
Amount outstanding	$16,851
Unamortized debt issuance costs	—
$16,851
Weighted average interest rate	1.39%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$17,645

Note 15— Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

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

Following is a summary of the secured Term Notes issued:

					Maturity date (2)
Term Notes	Issuance date	Issued	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension
		(in thousands)
2020 2R	December 22, 2020	$500,000	$500,000	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	$190,905	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	185,551	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	436,473	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	167,090	2.00%	March 29, 2022	March 27, 2024
			$1,480,019

(1)	Spread over one-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the Term Notes under the conditions specified in respective agreements.

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

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million. The Freddie MSR note has been extended through April 23, 2021.

Following is a summary of financial information relating to the notes payable:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Weighted average interest rate (1)	3.19%	4.70%	4.68%
Average balance	$1,771,370	$1,101,501	$300,035
Total interest expense	$59,261	$53,968	$14,623
Maximum daily amount outstanding	$2,032,665	$1,742,227	$450,000

(1)	Excludes the effect of amortization of debt issuance costs of $2.7 million, $2.2 million and $681,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Carrying value:
Amount outstanding	$1,930,018	$1,702,262
Unamortized debt issuance costs	(5,019)	(5,967)
	$1,924,999	$1,696,295
Weighted average interest rate	2.99%	4.30%
Assets securing notes payable:
MSRs (1)	$1,742,905	$1,510,651
CRT Agreements:
Deposits securing CRT arrangements	$2,799,263	$1,524,590
Derivative assets	$58,699	$115,110

(1)	Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for Notes payable secured by credit risk transfer and mortgage servicing assets.

Note 16—Exchangeable Notes

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

On April 30, 2013, PMC issued in a private offering $250 million in principal amount of 5.375% exchangeable notes due May 1, 2020 (the “2020 Notes”, together with the 2024 Exchangeable Notes, the “Exchangeable Notes”). The 2020 Notes bore interest at a rate of 5.375% per year, payable semiannually. PMC repurchased and repaid the 2020 Notes during the quarter ended June 30, 2020 and recorded a gain on early extinguishment of debt relating to the repurchased notes totaling $1.7 million in Other income.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Average balance	$269,247	$279,207	$250,000
Total interest expense	$18,847	$17,037	$14,601

	December 31, 2020	December 31, 2019
	(in thousands)
Carrying value:
UPB	$210,000	$460,000
Unamortized debt issuance costs and conversion option	(13,204)	(16,494)
	$196,796	$443,506

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value described in Note 6— Variable Interest Entities-Jumbo Loan Financing:

	Year ended December 31,
	2020	2019	2018
	(dollars in thousands)
Average balance	$203,795	$267,539	$288,244
Total interest expense	$10,971	$11,324	$10,821
Weighted average interest rate	3.30%	3.46%	3.55%

(1)	Excludes the effect of debt issuance costs of $4.2 million, $2.1 million and $577,000, for the year ended December 31, 2020, 2019 and 2018, respectively.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$134,726	$243,360
UPB	$131,835	$239,169
Weighted average interest rate	3.56%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Balance, beginning of year	$7,614	$7,514	$8,678
Provision for losses:
Pursuant to loan sales	19,316	3,778	2,531
Reduction in liability due to change in estimate	(4,457)	(3,550)	(3,707)
Losses incurred, net	(580)	(128)	12
Balance, end of year	$21,893	$7,614	$7,514
UPB of loans subject to representations and warranties at end of year	$163,592,788	$122,163,186	$90,427,100

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2020
(in thousands)
Commitments to purchase loans acquired for sale	$10,588,208

Note 20—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share, year ended December 31,
Shared Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2020	2019	2018
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

Underwritten Equity Offerings

During 2019, the Company completed the following underwritten offerings of common shares:

Year ended December 31, 2019
(in thousands)
Number of common shares issued	33,527
Gross proceeds	$719,777
Net proceeds	$710,752

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

	Year ended December 31,
	2020	2019
	(in thousands)
Number of common shares issued	241	5,463
Gross proceeds	$5,654	$119,905
Net proceeds	$5,597	$118,705

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,			Cumulative
	2020	2019	2018	total (1)
	(in thousands)
Common shares repurchased	2,767	—	671	17,498
Cost of common shares repurchased	$37,267	$—	$10,719	$253,892

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through December 31, 2020.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Affiliates, the Company has a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The Company paid reimbursements totaling $211,000, $393,000 and $68,000 during the years ended December 31, 2020, 2019 and 2018, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The Reimbursement Agreement was amended and now expires on February 1, 2023. The Company made payments totaling $76,000, $580,000 and $137,000 during the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2019, certain of the IPO underwriters waived their rights to approximately $1.1 million of conditional underwriting fees, which the Company recorded in Other income during the year ended December 31, 2019.

Note 21—Net Gain on Loans Acquired for Sale

Net gain on loans acquired for sale is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(326,214)	$(687,317)	$(363,271)
Hedging activities	(504,506)	(88,633)	9,172
	(830,720)	(775,950)	(354,099)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	(38,161)	99,305	30,595
Receipt of MSRs in mortgage loan sale transactions	1,158,475	837,706	356,755
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(19,316)	(3,778)	(2,531)
Reduction of liability due to change in estimate	4,457	3,550	3,707
	(14,859)	(228)	1,176
Change in fair value of loans and derivatives held at end of year:
IRLCs	61,232	(834)	7,356
Loans	(12,279)	(1,765)	(9,685)
Hedging derivatives	45,197	(2,451)	16,162
	94,150	(5,050)	13,833
	1,199,605	931,733	402,359
Total from nonaffiliates	368,885	155,783	48,260
From PFSI—cash gain	11,037	14,381	10,925
	$379,922	$170,164	$59,185

Note 22—Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$87,852	$77,283	$(11,262)
Loans at fair value:
Held in a VIE	(6,617)	7,883	(8,499)
Distressed	(837)	(7,169)	(15,197)
CRT arrangements	(145,938)	110,676	92,943
Firm commitment to purchase CRT securities	(121,067)	60,943	7,399
Asset-backed financing of a VIE at fair value	5,519	(7,553)	9,610
Hedging derivatives	32,932	28,785	(4,152)
	(148,156)	270,848	70,842
From PFSI—ESS	(22,729)	(7,530)	11,084
	$(170,885)	$263,318	$81,926

Note 23—Net Interest (Expense) Income

Net interest income is summarized below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$3,804	$4,559	$852
Mortgage-backed securities	59,461	78,450	55,487
Loans acquired for sale at fair value	103,221	121,387	75,610
Loans at fair value:
Held in a VIE	10,609	11,734	11,813
Distressed	493	3,848	21,666
Deposits securing CRT arrangements	7,012	34,229	15,441
Placement fees relating to custodial funds	28,804	52,587	26,065
Other	313	800	700
	213,717	307,594	207,634
From PFSI—ESS	8,418	10,291	15,138
	222,135	317,885	222,772
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	102,131	178,211	115,383
Mortgage loan participation purchase and sale agreements	902	1,570	2,422
Notes payable secured by credit risk transfer and mortgage servicing assets	59,261	53,968	14,623
Exchangeable Notes	18,847	17,037	14,601
Asset-backed financings of a VIE at fair value	10,971	11,324	10,821
Interest shortfall on repayments of loans serviced for Agency securitizations	71,516	25,776	7,324
Interest on loan impound deposits	3,817	3,258	2,535
	267,445	291,144	167,709
To PFSI—Assets sold under agreement to repurchase	3,325	6,302	7,462
	270,770	297,446	175,171
Net interest (expense) income	$(48,635)	$20,439	$47,601

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2019 and 2018, the Company included $10.8 million and $19.7 million, respectively, of such incentives as a reduction of Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 24—Share-Based Compensation Plans

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Grants:
Restricted share units	92	96	129
Performance share units	112	116	116
Total share units granted	204	212	245
Grant date fair value:
Restricted share units	$1,978	$1,978	$2,281
Performance share units	2,425	2,380	1,542
Total grant date value of share units	$4,403	$4,358	$3,823
Vestings:
Restricted share units	129	227	261
Performance share units (1)	143	118	27
Total share units vested	272	345	288
Forfeitures:
Restricted share units	4	—	2
Performance share units	—	1	—
Total share units forfeited	4	1	2
Compensation expense relating to share-based grants	$2,294	$5,530	$5,318

(1)

The actual number of performance-based RSUs vested during the year ended December 31, 2020 was 196,000 common shares, which is approximately 137% of the 143,000 originally granted performance-based RSUs, due to the Company exceeding the established performance targets.

	December 31, 2020
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	188	204
Grant date average fair value per unit	$20.49	$19.74

Note 25—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets the REIT requirements including the asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the TRS and the method of determining the income or loss related to valuation of the REMIC and excess servicing interests owned by the qualified REIT subsidiary.

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

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2020	75%	25%	0%
2019	66%	0%	34%
2018	49%	0%	51%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. The TRS made a $20 million distribution in 2017 that resulted in dividend income to the Company but has made no other distributions in the preceding or subsequent years. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of income.

The following table details the Company’s (benefit from) provision for income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Current expense (benefit):
Federal	$—	$(120)	$19
State	12	12	6
Total current (benefit) expense	12	(108)	25
Deferred expense (benefit):
Federal	20,440	(39,592)	7,587
State	6,905	3,984	(2,422)
Total deferred expense (benefit)	27,345	(35,608)	5,165
Total provision for (benefit from) income taxes	$27,357	$(35,716)	$5,190

The following table is a reconciliation of the Company’s (benefit from) provision for income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$16,743	21.0%	$40,035	21.0%	$33,177	21.0%
Effect of non-taxable REIT income	15,076	18.9%	(79,467)	(41.7)%	(26,647)	(16.9)%
State income taxes, net of federal benefit	5,370	6.7%	(7,417)	(3.9)%	(2,044)	(1.3)%
Convertible debt permanent adjustment	3,446	4.3%	—	(—)%	—	(—)%
Valuation allowance	(13,502)	(16.9)%	13,612	7%	—	0%
Other	224	0.3%	(2,479)	(1.2)%	704	0.4%
Provision for (benefit from) income taxes	$27,357	34.3%	$(35,716)	(18.8)%	$5,190	3.2%

The Company’s components of the (benefit from) provision for deferred income taxes are as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Real estate valuation loss	$437	$1,140	$1,565
Mortgage servicing rights	27,179	(212)	4,797
Net operating loss carryforward	31,622	(56,339)	(1,109)
Liability for losses under representations and warranties	(3,486)	111	405
Excess interest expense disallowance	(15,749)	4,667	234
Other	844	1,413	(727)
Valuation allowance	(13,502)	13,612	—
Total provision for (benefit from) deferred income taxes	$27,345	$(35,608)	$5,165

The components of income taxes payable are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Taxes currently receivable	$(5,859)	$(259)
Deferred income taxes payable	29,422	2,078
Income taxes payable	$23,563	$1,819

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2020	December 31, 2019
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$65,615	$97,236
Excess interest expense disallowance	30,983	15,234
REO valuation loss	1,001	1,438
Liability for losses under representations and warranties	5,386	1,900
Valuation allowance	(110)	(13,612)
Other	(682)	162
Gross deferred tax assets	102,193	102,358
Deferred income tax liabilities:
Mortgage servicing rights	131,615	104,436
Other	—	—
Gross deferred tax liabilities	131,615	104,436
Net deferred income tax liability	$29,422	$2,078

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $237.5 million and $365.4 million at December 31, 2020 and December 31, 2019, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

We evaluated the net deferred tax asset of our TRS and established a deferred tax valuation allowance in the amount of $110,000.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

At December 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2020 and December 31, 2019.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2017 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2016 and forward. The examination of the TRS’s Georgia state income tax returns for tax years 2016 through 2018  was completed in April 2020 and the returns were accepted as filed.

Note 26—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2020	2019	2018
	(in thousands except per share amounts)
Net income	$52,373	$226,357	$152,798
Dividends on preferred shares	(24,938)	(24,938)	(24,938)
Effect of participating securities—share-based compensation awards	(287)	(566)	(750)
Net income attributable to common shareholders	27,148	200,853	127,110
Interest on 2020 Notes, net of income taxes	—	11,827	10,637
Diluted net income attributable to common shareholders	$27,148	$212,680	$137,747
Weighted average basic shares outstanding	99,373	78,990	60,898
Dilutive securities:
Shares issuable under share-based compensation plan	—	254	—
Shares issuable pursuant to exchange of the 2020 Notes	—	8,467	8,467
Diluted weighted average number of shares outstanding	99,373	87,711	69,365
Basic earnings per share	$0.27	$2.54	$2.09
Diluted earnings per share	$0.27	$2.42	$1.99

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Shares issuable under share-based compensation plan	172	152	252
Shares issuable pursuant to exchange of the 2020 Notes	2,529	—	—

Note 27—Segments

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

•	The corporate segment includes management fees, corporate expense amounts and certain interest income.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (loss) gain on loans acquired for sale (1)	$(43,813)	$—	$423,735	$—	$379,922
Net (loss) gain on investments	(237,049)	66,164	—	—	(170,885)
Net loan servicing fees	—	153,696	—	—	153,696
Net interest (expense) income :
Interest income	8,902	108,036	102,779	2,418	222,135
Interest expense	39,237	153,338	76,892	1,303	270,770
	(30,335)	(45,302)	25,887	1,115	(48,635)
Other	5,857	—	147,600	1,796	155,253
	(305,340)	174,558	597,222	2,911	469,351
Expenses:
Loan fulfillment and servicing fees payable to PFSI	807	66,374	222,200	—	289,381
Management fees	—	—	—	34,538	34,538
Other	10,996	2,487	30,383	21,836	65,702
	11,803	68,861	252,583	56,374	389,621
Pretax (loss) income	$(317,143)	$105,697	$344,639	$(53,463)	$79,730
Total assets at year end	$2,920,558	$4,593,127	$3,781,010	$197,316	$11,492,011

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale (1)	$51,014	$—	$119,150	$—	$170,164
Net gain on investments	164,413	98,905	—	—	263,318
Net loan servicing fees	—	(58,918)	—	—	(58,918)
Net interest (expense) income:
Interest income	39,343	155,176	120,974	2,392	317,885
Interest expense	67,412	144,513	85,521	—	297,446
	(28,069)	10,663	35,453	2,392	20,439
Other	4,507	—	88,159	1,146	93,812
	191,865	50,650	242,762	3,538	488,815
Expenses:
Loan fulfillment and servicing fees payable to PFSI	2,213	46,584	160,610	—	209,407
Management fees	—	—	—	36,492	36,492
Other	7,476	2,918	17,559	24,322	52,275
	9,689	49,502	178,169	60,814	298,174
Pretax income (loss)	$182,176	$1,148	$64,593	$(57,276)	$190,641
Total assets at year end	$2,364,749	$4,993,840	$4,216,806	$195,956	$11,771,351

(1)

During the quarter ended March 31, 2019, the chief operating decision maker began attributing a portion of the initial fair value the Company recognizes relating to its firm commitment to purchase CRT securities upon the sale of loans to the correspondent production segment in recognition of pricing changes in the correspondent production segment. Accordingly, the Company allocated $5.7 million and $49.0 million of the initial firm commitment recognized in Net gain on loans acquired for sale in the correspondent production segment for the year ended December 31, 2020 and December 31, 2019, respectively.

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2018	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale	$30,740	$—	$28,445	$—	$59,185
Net gain (loss) on investments	84,943	(3,017)	—	—	81,926
Net loan servicing fees	29	120,558	—	—	120,587
Net interest (expense) income:
Interest income	37,786	108,366	75,068	1,552	222,772
Interest expense	41,523	92,294	41,354	—	175,171
	(3,737)	16,072	33,714	1,552	47,601
Other	(1,704)	—	43,447	25	41,768
	110,271	133,613	105,606	1,577	351,067
Expenses:
Loan fulfillment and servicing fees payable to PFSI	7,561	34,484	81,350	—	123,395
Management fees	—	—	—	24,465	24,465
Other	15,459	697	7,784	21,279	45,219
	23,020	35,181	89,134	45,744	193,079
Pretax income (loss)	$87,251	$98,432	$16,472	$(44,167)	$157,988
Total assets at year end	$1,602,776	$4,373,488	$1,698,656	$138,441	$7,813,361

Note 28—Supplemental Cash Flow Information

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Payments:
Income taxes, net	$5,613	$(1,009)	$1,333
Interest	$290,225	$298,591	$170,435
Cumulative effect of accumulated deficit of conversion to fair value accounting for mortgage servicing rights	$—	$—	$(14,361)
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$1,166	$23,672	$32,578
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$—	$—	$5,183
Transfer from real estate held for investment to real estate acquired in settlement of loans	$—	$30,432	$3,401
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$1,158,475	$837,706	$356,755
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$2,093	$1,757	$2,688
Capitalization of servicing advances pursuant to mortgage loan modifications	$—	$1,340	$5,481
Transfer of firm commitment to purchase CRT securities to investment securities	$178,501	$56,804	$—
Non-cash financing activities:
Dividends declared, not paid	$46,093	$47,193	$28,816

Note 29—Regulatory Capital and Liquidity Requirements

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

•	A tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others;
•	A tangible net worth/total assets ratio greater than or equal to 6%; and
•	A liquidity requirement:
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

The Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2020	$1,101,318	$438,530	16%	6%	$101,116	$59,158
December 31, 2019	$627,144	$341,009	8%	6%	$128,806	$44,970

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 30—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2020
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$2,296,859
Operating Partnership	$1,250,000	$2,313,725
PennyMac Holdings	$250,000	$710,723
PennyMac Corp	$300,000	$1,082,973

(1)	Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2020	2019
	(in thousands)
Assets
Short-term investment	$6,482	$2,819
Investments in subsidiaries	2,368,592	2,501,015
Due from subsidiaries	463	469
Other assets	571	595
Total assets	$2,376,108	$2,504,898

Liabilities
Dividends payable	$46,093	$47,193
Capital notes due to subsidiaries	44,380	—
Accounts payable and accrued liabilities	298	1,564
Due to affiliates	373	399
Due to subsidiaries	27	1
Total liabilities	91,171	49,157
Shareholders' equity	2,284,937	2,455,741
Total liabilities and shareholders' equity	$2,376,108	$2,504,898

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Income
Dividends from subsidiaries	$176,216	$165,451	$221,469
Intercompany interest	140	34	8
Other	475	2,389	1,250
Total income	176,831	167,874	222,727
Expenses
Intercompany interest	1,509	27	414
Other	62	3	—
Total expenses	1,571	30	414
Income before provision for (benefit from) income taxes and (distribution in excess of earnings) equity in undistributed earnings in subsidiaries	175,260	167,844	222,313
Provision for (benefit from) income taxes	13	(109)	24
Income before equity in undistributed earnings of subsidiaries	175,247	167,953	222,289
(Distributions of earnings in excess of current year earnings of subsidiaries) increase in undistributed earnings of subsidiaries	(139,620)	60,937	(71,180)
Net income	$35,627	$228,890	$151,109

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$35,627	$228,890	$151,109
(Distributions of earnings in excess of current year earnings of subsidiaries) increase in undistributed earnings of subsidiaries	139,620	(60,937)	71,180
Decrease in due from affiliates	697	261	490
Decrease (increase) in other assets	24	52	(58)
Decrease in accounts payable and accrued liabilities	(1,266)	(697)	(3,320)
Increase in due from affiliates	(26)	(489)	(185)
Increase in due to affiliates	27	33	84
Net cash provided by operating activities	174,703	167,113	219,300
Cash flows from investing activities:
Increase in investment in subsidiaries	(5,596)	(825,920)	—
Net (increase) decrease in short-term investments	(3,663)	(2,105)	1,159
Net cash (used in) provided by investing activities	(9,259)	(828,025)	1,159
Cash flows from financing activities:
Net increase (decrease) in intercompany unsecured note payable	44,380	—	(69,200)
Proceeds from issuance of common shares	5,654	839,682	—
Payment of issuance costs related to common shares	(57)	(10,225)	—
Payment of withholding taxes related to share-based compensation	(1,629)	(2,600)	—
Payment of dividends to preferred shareholders	(24,945)	(24,944)	(24,944)
Payment of dividends to common shareholders	(151,580)	(141,001)	(115,596)
Repurchases of common shares	(37,267)	—	(10,719)
Net cash (used in) provided by financing activities	(165,444)	660,912	(220,459)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$2,289	$5,529	$5,314
Non-cash financing activities:
Investment in subsidiary pursuant to share based compensation plan	$2,289	$5,529	$5,314
Dividends payable	$46,093	$47,193	$28,816

Note 31—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 26, 2021

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 26, 2021

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 26, 2021

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 26, 2021

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 26, 2021

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	February 26, 2021

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 26, 2021