Form 10-Q
period 2021-03-31
PennyMac Mortgage Investment Trust
filed 2021-05-07
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2021
Common Shares of Beneficial Interest, $0.01 par value	97,938,350

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020
	(in thousands, except share information)
ASSETS
Cash	$92,842	$57,704
Short-term investments at fair value	108,375	127,295
Mortgage-backed securities at fair value pledged to creditors	1,916,485	2,213,922
Loans acquired for sale at fair value ($4,590,193 and $3,501,847 pledged to creditors, respectively)	4,646,761	3,551,890
Loans at fair value ($111,228 and $147,410 pledged to creditors, respectively)	117,647	151,734
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	131,750
Derivative and credit risk transfer strip assets ($58,134 and $58,699 pledged to creditors, respectively)	182,969	164,318
Deposits securing credit risk transfer arrangements pledged to creditors	2,664,420	2,799,263
Mortgage servicing rights at fair value ($2,423,063 and $1,742,905 pledged to creditors, respectively)	2,441,214	1,755,236
Servicing advances ($74,522 pledged to creditors at March 31, 2021)	150,160	121,820
Real estate acquired in settlement of loans ($10,250 and $15,365 pledged to creditors, respectively)	17,715	28,709
Due from PennyMac Financial Services, Inc.	7,521	8,152
Other	176,145	380,218
Total assets	$12,522,254	$11,492,011
LIABILITIES
Assets sold under agreements to repurchase	$6,091,973	$6,309,418
Mortgage loan participation purchase and sale agreements	68,176	16,851
Notes payable secured by credit risk transfer and mortgage servicing assets	2,897,794	1,924,999
Exchangeable senior notes	494,097	196,796
Asset-backed financing of a variable interest entity at fair value	101,238	134,726
Interest-only security payable at fair value	18,922	10,757
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	80,862
Derivative and credit risk transfer strip liabilities at fair value	229,970	263,473
Accounts payable and accrued liabilities	122,837	124,809
Due to PennyMac Financial Services, Inc.	68,644	87,005
Income taxes payable	42,493	23,563
Liability for losses under representations and warranties	28,967	21,893
Total liabilities	10,165,111	9,195,152

Commitments and contingencies ─ Note 16

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 97,938,350 and 97,862,625 common shares, respectively	979	979
Additional paid-in capital	2,137,933	2,096,907
Accumulated deficit	(81,476)	(100,734)
Total shareholders’ equity	2,357,143	2,296,859
Total liabilities and shareholders’ equity	$12,522,254	$11,492,011

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2021	2020
	(in thousands)
ASSETS
Loans at fair value	$109,845	$143,707
Derivative and credit risk transfer assets at fair value	58,134	58,699
Deposits securing credit risk transfer arrangements	2,664,420	2,799,263
Other—interest receivable	298	392
	$2,832,697	$3,002,061
LIABILITIES
Asset-backed financing at fair value	$101,238	$134,726
Derivative and credit risk transfer liabilities at fair value	123,028	229,696
Interest-only security payable at fair value	18,922	10,757
Accounts payable and accrued liabilities—interest payable	298	392
	$243,486	$375,571

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2021	2020
	(in thousands, except common share amounts)
Net investment income (loss)
Net gains on loans acquired for sale:
From nonaffiliates	$51,274	$44,614
From PennyMac Financial Services, Inc.	1,738	4,161
	53,012	48,775
Loan origination fees	52,902	23,928
Net gains (losses) on investments:
From nonaffiliates	81,540	(800,990)
From PennyMac Financial Services, Inc.	1,651	(14,141)
	83,191	(815,131)
Net loan servicing fees:
From nonaffiliates
Contractually specified	116,287	94,469
Other	16,245	7,191
	132,532	101,660
Change in fair value of mortgage servicing rights	278,282	(627,201)
Mortgage servicing rights hedging results	(374,403)	767,186
	36,411	241,645
From PennyMac Financial Services, Inc.	13,634	2,927
	50,045	244,572
Interest income:
From nonaffiliates	36,309	70,149
From PennyMac Financial Services, Inc.	1,280	1,974
	37,589	72,123
Interest expense:
To nonaffiliates	75,921	79,850
To PennyMac Financial Services, Inc.	387	1,218
	76,308	81,068
Net interest expense	(38,719)	(8,945)
Results of real estate acquired in settlement of loans	837	32
Other	129	252
Net investment income (loss)	201,397	(506,517)
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	60,835	41,940
Loan servicing fees	19,093	14,521
Management fees	8,449	9,055
Loan origination	9,308	4,249
Loan collection and liquidation	3,857	750
Professional services	2,224	1,496
Compensation	2,185	519
Safekeeping	1,941	1,658
Other	2,477	3,720
Total expenses	110,369	77,908
Income (loss) before provision for income taxes	91,028	(584,425)
Provision for income taxes	19,425	10,248
Net income (loss)	71,603	(594,673)
Dividends on preferred shares	6,234	6,234
Net income (loss) attributable to common shareholders	$65,369	$(600,907)
Earnings (loss) per common share
Basic	$0.67	$(5.99)
Diluted	$0.67	$(5.99)
Weighted average common shares outstanding
Basic	97,892	100,245
Diluted	98,103	100,245
Dividends declared per common share	$0.47	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	71,603	71,603
Share-based compensation	—	—	75	—	1,040	—	1,040
Recognition of cash conversion option included in issuance of Exchangeable Notes	—	—	—	—	39,986	—	39,986
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(46,109)	(46,109)
Balance at March 31, 2021	12,400	$299,707	97,938	$979	$2,137,933	$(81,476)	$2,357,143

	Quarter ended March 31, 2020
	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(594,673)	(594,673)
Share-based compensation	—	—	201	2	(1,445)	—	(1,443)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.25 per share)	—	—	—	—	—	(25,009)	(25,009)
Repurchase of common shares	—	—	(783)	(8)	(5,775)	—	(5,783)
Balance at March 31, 2020	12,400	$299,707	99,841	$998	$2,126,264	$(603,601)	$1,823,368

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income (loss)	$71,603	$(594,673)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans acquired for sale at fair value	(53,012)	(48,775)
Net (gains) losses on investments	(83,191)	815,131
Change in fair value of mortgage servicing rights	(278,282)	627,201
Mortgage servicing rights hedging results	374,403	(767,186)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(1,280)	(1,974)
Capitalization of interest and fees on loans at fair value	(198)	—
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of a VIE	909	14,200
Amortization of debt issuance costs	7,384	3,127
Results of real estate acquired in settlement of loans	(837)	(32)
Share-based compensation expense	1,738	186
Purchase of loans acquired for sale at fair value from nonaffiliates	(53,234,735)	(30,919,685)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(2,246,127)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	33,318,157	19,718,151
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	18,420,614	14,509,209
Repurchase of loans subject to representation and warranties	(16,094)	(9,919)
(Increase) decrease in servicing advances	(28,686)	9,661
Decrease (increase) in due from PennyMac Financial Services, Inc.	688	(750)
(Increase) decrease in other assets	(366,695)	607,581
Decrease in accounts payable and accrued liabilities	(1,988)	(28,355)
(Decrease) increase in due to PennyMac Financial Services, Inc.	(18,683)	8,031
Increase in income taxes payable	18,930	10,248
Net cash (used in) provided by operating activities	(1,869,255)	1,705,250
Cash flows from investing activities
Net decrease (increase) in short-term investments	18,920	(47,124)
Purchase of mortgage-backed securities at fair value	(1,259,189)	(1,615,486)
Sale and repayment of mortgage-backed securities at fair value	1,482,986	611,664
Repurchase of loans at fair value	—	(1,058)
Sale and repayment of loans at fair value	32,926	15,824
Repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	134,624	9,308
Net settlement of derivative financial instruments	4,820	(32,452)
Distribution from credit risk transfer agreements	190,943	145,801
Sale of real estate acquired in settlement of loans	12,111	15,943
Decrease in margin deposits	312,741	293,620
Net cash provided by (used in) investing activities	930,882	(603,960)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2021	2020
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	56,191,062	42,128,403
Repurchase of assets sold under agreements to repurchase	(56,410,371)	(42,429,163)
Issuance of mortgage loan participation purchase and sale agreements	1,305,282	1,222,959
Repayment of mortgage loan participation purchase and sale agreements	(1,253,957)	(1,222,959)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	659,156	350,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(130,387)	(79,011)
Advances under notes payable secured by mortgage servicing assets	887,971	—
Repayment under secured notes payable secured by mortgage servicing assets	(437,970)	—
Issuance of Exchangeable Notes	345,000	—
Repayment of asset-backed financing of a variable interest entity at fair value	(31,798)	(11,358)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(80,862)	(7,746)
Payment of debt issuance costs	(16,588)	(1,771)
Payment of contingent underwriting fees	—	(76)
Payment of dividends to preferred shareholders	(6,236)	(6,236)
Payment of dividends to common shareholders	(46,093)	(47,193)
Issuance of common shares	—	5,654
Payment of issuance costs related to common shares	—	(57)
Payment of vested share-based compensation withholdings	(698)	(1,629)
Repurchase of common shares	—	(5,783)
Net cash provided by (used in) financing activities	973,511	(105,966)
Net increase in cash	35,138	995,324
Cash at beginning of quarter	57,704	104,056
Cash at end of quarter	$92,842	$1,099,380

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

Note 2—Basis of Presentation and Accounting Change

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Pending Accounting Change

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments in subtopic 470-20, Debt – Debt with Conversion and Other Options. Under the amendments in this update:

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

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022 with early adoption allowed beginning in the quarter ending March 31, 2021 using either the modified retrospective or full retrospective method. The Company intends to adopt ASU 2020-06 beginning in the quarter ending March 31, 2022.

As detailed in Note 14 – Long-Term Debt, the Company has issued $555 million in unpaid principal balance of exchangeable senior notes that are exchangeable for common shares of beneficial interest (“Common Shares”) (the “Exchangeable Notes”). The Exchangeable Notes will be subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

•

The exchange feature included in the Exchangeable Notes can be settled either in cash or common shares at the option of PennyMac Corp. (“PMC”). As a result of this feature and PMT’s intent to cash settle the Exchangeable Notes, the Company presently excludes the effect of exchange of the Exchangeable Notes from diluted earnings per share as allowed under current accounting standards. Adoption of ASU 2020-06 will require the Company to include common shares issuable pursuant to exchange of the Exchangeable Notes in its determination of diluted earnings per share.

•

The Company recognized the fair value of the exchange feature as a component of Additional paid-in capital as of the date of issuance of the Exchangeable Notes as required by current guidance. The issuance discount charged to the Exchangeable Notes resulting from the allocation of the issuance discount to Additional paid-in capital is presently accrued to interest expense using the interest method. Upon adoption of ASU 2020-06, the value originally attributed to Additional paid-in capital as of the date of issuance of the Exchangeable Notes will be added to the carrying value of the Exchangeable Notes and the accumulated accrual of the exchange value to interest expense through the date of adoption of ASU 2020-06 will be credited to retained earnings net of income taxes as the cumulative effect of the adoption of ASU 2020-06.

Note 3—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, MSRs and MBS. CRT arrangements are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and MBS. MSRs are sensitive to changes in prepayment activity and expectations.

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

CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance which also includes those subject to the forbearance provided in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize actual losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

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

•	The fair value of MBS is sensitive to changes in market interest rates.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Loan fulfillment fees earned by PLS	$60,835	$41,940

Sourcing fees received from PLS included in Net gain on loans acquired for sale	$1,738	$4,161
UPB of loans sold to PLS	$17,559,575	$13,870,280

Purchases of loans acquired for sale from PLS	$—	$2,246,127

Tax service fees paid to PLS	$8,192	$3,980

	March 31, 2021	December 31, 2020
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$327,881	$460,414

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (distressed loans). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on whether the loans are acquired as prime servicing or distressed loans. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company, as well as certain fees for COVID-19 pandemic-related forbearance and modification activities provided for under the CARES Act. The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

Prime Servicing

The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fees are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

To the extent that these non-distressed loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO”).

PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

Effective July 1, 2020, PLS also receives certain fees for COVID-19 pandemic-related forbearance and modification activities it provides as required by the CARES Act.

Special Servicing (Distressed Loans)

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $95 per month for loans where foreclosure proceedings have commenced. The base servicing fee rate for REO is $75 per month. To the extent that the Company rents its REO under its REO rental program, PLS is entitled to an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to its cost if property management services and/or any related software costs are outsourced to a third-party property management firm or nine percent of gross rental income if PLS provides property management services directly.

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$543	$536
Loans at fair value	137	300
MSRs	18,413	13,685
	$19,093	$14,521
Average investment in:
Loans acquired for sale at fair value	$3,618,980	$3,215,418
Loans at fair value:
Distressed	$7,805	$11,249
Held in a VIE	$129,122	$253,759
Average MSR portfolio UPB	$177,161,626	$136,687,324

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to Common Shares calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between the Company’s Manager and the independent trustees and after approval by a majority of the Company’s independent trustees.

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Base management	$8,449	$9,055
Performance incentive	—	—
	$8,449	$9,055
Average shareholders' equity amounts used to calculate base management fee expense	$2,310,261	$2,466,740

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$571	$1,540
Compensation	165	120
Expenses incurred on the Company’s behalf, net	1,336	1,271
	$2,072	$2,931
Payments and settlements during the quarter (1)	$112,741	$33,683

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

To the extent PLS refinances any of the loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified loans, the Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle its recapture liability to the Company in cash in an amount equal to such fair market value in lieu of transferring such ESS. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2021	2020
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$557	$379
Repayments	$134,624	$9,308
Interest income	$1,280	$1,974
Net gain (loss) included in Net gains (losses) on investments:
Valuation changes	$1,037	$(14,522)
Recapture income	614	381
	$1,651	$(14,141)

	March 31, 2021	December 31, 2020
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$—	$131,750

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2021 and December 31, 2020.

Repurchase Agreement with PLS

On December 19, 2016, the Company, through PMH, entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”). In the first quarter of 2021, PLS repurchased the ESS from PMH at fair market value, effectively terminating the borrowing arrangements allowing PMH to finance its participation certificates representing beneficial ownership in ESS.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862	$7,746
Interest expense	$387	$1,218

	March 31, 2021	December 31, 2020
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$—	$80,862

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2021	December 31, 2020
	(in thousands)
Due from PFSI:
MSR recapture	$—	$296
Other	7,521	7,856
	$7,521	$8,152
Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$23,325	$38,142
Fulfillment fees	17,347	20,873
Correspondent production fees	12,937	13,065
Management fees	8,449	8,686
Loan servicing fees	6,586	6,213
Interest on Assets sold to PFSI under agreement to repurchase	—	26
	$68,644	$87,005

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2021	December 31, 2020
	(in thousands)
Loan servicing advances	$150,160	$121,820
Real estate acquired in settlement of loans	6,788	10,334
	$156,948	$132,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Cash flows:
Proceeds from sales	$33,318,157	$19,718,151
Loan servicing fees received net of guarantee fees	$116,287	$94,469

The following table summarizes, for the dates presented, collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$183,271,774	$170,502,361
Collection Status (UPB) (1)
Delinquency :
30-89 days delinquent	$920,655	$1,235,981
90 or more days delinquent:
Not in foreclosure	$3,788,000	$4,428,915
In foreclosure	$24,647	$27,494
Bankruptcy	$154,197	$148,866
Custodial funds managed by the Company (2)	$6,571,084	$6,086,724
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$511,015	$530,353
90 days or more	$3,364,821	$3,123,288

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Effective in June 2018, the Company began entering into different types of CRT arrangements. Under the new arrangements, the Company sold loans subject to agreements that required the Company to purchase securities that absorb incurred credit losses on such loans. The Company recognized these purchase commitments initially as a component of Net gains on loans acquired for sale; subsequent changes in fair value were recognized in Net gains (losses) on investments. The final sales of loans subject to this CRT arrangement were made during September 2020.

The Company purchased the securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities. Like CRT Agreements, the Deposits securing CRT arrangements relating to these arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gains (losses) on investments in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2021	2020
	(in thousands)
UPB of loans sold		$14,683,055
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$554,690
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$—	$(26,649)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	23,496	17,201
Valuation changes	12,874	(300,943)
	36,370	(283,742)
CRT strips
Realized	32,604	14,750
Valuation changes	93,222	(229,875)
	125,826	(215,125)
Interest-only security payable at fair value	(8,165)	11,575
	154,031	(487,292)
Firm commitments to purchase CRT securities	—	(492,513)
	154,031	(979,805)
Interest income — Deposits securing CRT arrangements	168	6,099
	$154,199	$(1,000,355)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(13,343)	$1,517

	March 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$44,676	$31,795
CRT strips	(109,570)	(202,792)
	$(64,894)	$(170,997)

Deposits securing CRT arrangements	$2,664,420	$2,799,263
Interest-only security payable at fair value	$18,922	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$58,134	$58,699
Deposits securing CRT arrangements (1)	$2,664,420	$2,799,263

UPB of loans — funded CRT arrangements	$48,403,684	$58,697,942
Collection status (UPB):
Delinquency
Current	$45,422,502	$54,990,381
30-89 days delinquent	$489,284	$710,872
90-180 days delinquent	$472,038	$693,315
180 or more days delinquent	$2,014,310	$2,297,365
Foreclosure	$5,550	$6,009
Bankruptcy	$77,362	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$245,592	$383,028
90-180 days delinquent	$353,422	$546,344
180 or more days delinquent	$1,614,170	$1,944,663

(1)

Deposits securing credit risk transfer strip liabilities also secure $123.0 million and $229.7 million in CRT strip and CRT derivative liabilities at March 31, 2021 and December 31, 2020, respectively.

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

Following is a summary of the Company’s jumbo loan financing:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Interest income	$1,899	$2,641
Interest expense	$168	$4,527

	March 31, 2021	December 31, 2020
	(in thousands)
Loans at fair value	$109,845	$143,707
Asset-backed financing at fair value	$101,238	$134,726
Certificates retained at fair value	$8,607	$8,981

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, its Firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in its results of operations as they occur and more timely reflect the results of the Company’s performance.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$108,375	$—	$—	$108,375
Mortgage-backed securities at fair value	—	1,916,485	—	1,916,485
Loans acquired for sale at fair value	—	4,612,527	34,234	4,646,761
Loans at fair value	—	109,845	7,802	117,647
Derivative and credit risk transfer strip assets:
Call options on interest rate futures purchase contracts	992	—	—	992
Put options on interest rate futures purchase contracts	18,938	—	—	18,938
Forward purchase contracts	—	6,687	—	6,687
Forward sale contracts	—	182,192	—	182,192
MBS put options	—	51,165	—	51,165
Swaption purchase contracts	—	29,034	—	29,034
CRT derivatives	—	—	58,134	58,134
Interest rate lock commitments	—	—	7,552	7,552
Total derivative assets before netting	19,930	269,078	65,686	354,694
Netting	—	—	—	(171,725)
Total derivative and credit risk transfer strip assets after netting	19,930	269,078	65,686	182,969
Mortgage servicing rights at fair value	—	—	2,441,214	2,441,214
	$128,305	$6,907,935	$2,548,936	$9,413,451
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$101,238	$—	$101,238
Interest-only security payable at fair value	—	—	18,922	18,922
Derivative and credit risk transfer strip liabilities:
Put options on interest rate futures sale contracts	—	6,064	—	6,064
Forward purchase contracts	—	89,312	—	89,312
Forward sales contracts	—	6,965	—	6,965
MBS put options	—	9,657	—	9,657
CRT derivatives	—	—	13,458	13,458
Interest rate lock commitments	—	—	72,410	72,410
Total derivative liabilities before netting	—	111,998	85,868	197,866
Netting	—	—	—	(77,466)
Total derivative liabilities after netting	—	111,998	85,868	120,400
Credit risk transfer strips	—	—	109,570	109,570
Total derivative and credit risk transfer strips liabilities	—	111,998	195,438	229,970
	$—	$213,236	$214,360	$350,130

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$127,295	$—	$—	$127,295
Mortgage-backed securities at fair value	—	2,213,922	—	2,213,922
Loans acquired for sale at fair value	—	3,518,015	33,875	3,551,890
Loans at fair value	—	143,707	8,027	151,734
Excess servicing spread purchased from PFSI	—	—	131,750	131,750
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,070	—	—	3,070
Put options on interest rate futures	4,742	—	—	4,742
Forward purchase contracts	—	72,526	—	72,526
Forward sale contracts	—	92	—	92
MBS put options	—	3,220	—	3,220
Swaption purchase contracts	—	8,505	—	8,505
CRT derivatives	—	—	58,699	58,699
Interest rate lock commitments	—	—	72,794	72,794
Total derivative assets before netting	7,812	84,343	131,493	223,648
Netting	—	—	—	(59,330)
Total derivative assets after netting	7,812	84,343	131,493	164,318
Mortgage servicing rights at fair value	—	—	1,755,236	1,755,236
	$135,107	$5,959,987	$2,060,381	$8,096,145
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$134,726	$—	$134,726
Interest-only security payable at fair value	—	—	10,757	10,757
Derivative liabilities:
Forward purchase contracts	—	17	—	17
Forward sales contracts	—	122,884	—	122,884
CRT derivatives	—	—	26,904	26,904
Interest rate lock commitments	—	—	408	408
Total derivative liabilities before netting	—	122,901	27,312	150,213
Netting	—	—	—	(89,532)
Total derivative liabilities after netting	—	122,901	27,312	60,681
Credit risk transfer strips	—	—	202,792	202,792
Total derivative and credit risk transfer strips liabilities	—	122,901	230,104	263,473
	$—	$257,627	$240,861	$408,956

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	15,898	—	—	—	(9,704)	—	—	6,194
Repayments and sales	(16,070)	(584)	(134,624)	(23,489)	—	(32,604)	—	(207,371)
Capitalization of interest and fees	—	198	1,280	—	—	—	—	1,478
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	407,696	407,696
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—
Other factors	531	95	1,037	36,370	(275,515)	125,826	278,282	166,626
	531	95	1,037	36,370	(275,515)	125,826	278,282	166,626
Transfers:
Loans from REO	—	66	—	—	—	—	—	66
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	147,975	—	—	147,975
Balance, March 31, 2021	$34,234	$7,802	$—	$44,676	$(64,858)	$(109,570)	$2,441,214	$2,353,498
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2021	$337	$81	$—	$12,874	$(64,858)	$93,222	$278,282	$319,938

(1)	For the purpose of this table, CRT derivatives, IRLCs. and CRT strips asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	8,165
8,165
Balance, March 31, 2021	$18,922
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2021	$8,165

	Quarter ended March 31, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	Repurchase agreement derivatives	CRT strips	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$5,275	$54,930	$109,513	$1,535,705	$2,044,019
Purchases and issuances	11,291	1,058	—	—	89,919	—	—	—	—	102,268
Repayments and sales	(7,557)	(4,335)	(9,308)	(18,054)	—	—	(14,750)	—	—	(54,004)
Capitalization of interest	—	—	1,974	—	—	—	—	—	—	1,974
ESS received pursuant to a recapture agreement with PFSI	—	—	379	—	—	—	—	—	—	379
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(26,649)	248,822	222,173
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	240	(1,142)	(14,522)	(283,742)	103,645	—	(215,125)	(492,513)	(627,201)	(1,530,360)
	240	(1,142)	(14,522)	(283,742)	103,645	—	(215,125)	(492,513)	(627,201)	(1,530,360)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(125,334)	—	—	—	—	(125,334)
Balance, March 31, 2020	$22,541	$9,122	$157,109	$(185,933)	$79,384	$5,275	$(174,945)	$(409,649)	$1,157,326	$660,230
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2020	$160	$(841)	$(14,522)	$(300,944)	$79,384	$—	$(229,875)	$(492,513)	$(627,201)	$(1,586,352)

(1)	For the purpose of this table, CRT derivatives, IRLCs. CRT strips, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(11,575)
(11,575)
Balance, March 31, 2020	$14,134
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2020	$(11,575)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	March 31, 2021			December 31, 2020
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$4,639,977	$4,568,613	$71,364	$3,545,100	$3,377,970	$167,130
90 or more days delinquent:
Not in foreclosure	6,589	7,306	(717)	6,591	8,006	(1,415)
In foreclosure	195	235	(40)	199	235	(36)
	6,784	7,541	(757)	6,790	8,241	(1,451)
	$4,646,761	$4,576,154	$70,607	$3,551,890	$3,386,211	$165,679
Loans at fair value:
Loans held in a consolidated VIE:
Current through 89 days delinquent	$107,468	$101,015	$6,453	$140,052	$128,787	$11,265
90 or more days delinquent:
Not in foreclosure	2,377	2,885	(508)	3,655	4,240	(585)
In foreclosure	—	—	—	—	—	—
	2,377	2,885	(508)	3,655	4,240	(585)
	109,845	103,900	5,945	143,707	133,027	10,680
Distressed loans:
Current through 89 days delinquent	2,460	4,336	(1,876)	2,071	4,099	(2,028)
90 or more days delinquent:
Not in foreclosure	3,074	10,807	(7,733)	3,714	12,357	(8,643)
In foreclosure	2,268	5,634	(3,366)	2,242	4,641	(2,399)
	5,342	16,441	(11,099)	5,956	16,998	(11,042)
	7,802	20,777	(12,975)	8,027	21,097	(13,070)
	$117,647	$124,677	$(7,030)	$151,734	$154,124	$(2,390)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2021
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(71,117)	$—	$(2,523)	$(73,640)
Credit risk transfer strips	—	125,826	—	—	125,826
Loans acquired for sale at fair value	(106,664)	—	—	—	(106,664)
Loans at fair value	—	(2,250)	—	825	(1,425)
ESS at fair value	—	1,037	—	1,280	2,317
MSRs at fair value	—	—	278,282	—	278,282
	$(106,664)	$53,496	$278,282	$(418)	$224,696
Liabilities:
Interest-only security payable at fair value	$—	$(8,165)	$—	$—	$(8,165)
Asset-backed financing of a VIE at fair value	—	900	—	789	1,689
	$—	$(7,265)	$—	$789	$(6,476)

	Quarter ended March 31, 2020
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest (expense) income	Total
	(in thousands)

Assets:
Mortgage-backed securities at fair value	$—	$115,967	$—	$(12,002)	$103,965
Loans acquired for sale at fair value	147,558	—	—	—	147,558
Loans at fair value	—	(4,010)	—	293	(3,717)
ESS at fair value	—	(14,522)	—	1,974	(12,548)
Credit risk transfer strips	—	(215,125)	—	—	(215,125)
Firm commitment to purchase CRT securities at fair value	(26,649)	(492,513)	—	—	(519,162)
MSRs at fair value	—	—	(627,201)	—	(627,201)
	$120,909	$(610,203)	$(627,201)	$(9,735)	$(1,126,230)
Liabilities:
Interest-only security payable at fair value	$—	$11,575	$—	$—	$11,575
Asset-backed financing of a VIE at fair value	—	1,928	—	(2,491)	(563)
	$—	$13,503	$—	$(2,491)	$11,012

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the quarter based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2021	$—	$—	$11,161	$11,161
December 31, 2020	$—	$—	$12,656	$12,656

The following table summarizes the fair value changes recognized during the quarter on assets held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Real estate asset acquired in settlement of loans	$(649)	$(1,191)

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

Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	March 31, 2021		December 31, 2020
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,897,794	$2,803,523	$1,924,999	$1,871,276
Exchangeable senior notes	$494,097	$563,526	$196,796	$207,428

The fair value of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes are based on non-affiliate broker indications of fair value.

Valuation Governance

Most of the Company’s assets, its Asset-backed financing of a VIE at fair value, Interest-only security payable at fair value and Derivative and credit risk transfer strip liabilities are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief operating, financial, investment, and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gains (losses) on investments in the consolidated statements of operations.

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

•

Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:

•

For loans acquired for sale categorized as “Level 3” fair value assets, fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

•

Distressed loan fair values are estimated based on the expected resolution to be realized from the individual asset’s disposition strategy. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of ESS are included in Net gains (losses) on investments in the consolidated statements of operations. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

Following are the key inputs used in determining the fair value of ESS:

December 31, 2020
Fair value (in thousands)	$131,750
UPB of underlying loans (in thousands)	$15,833,050
Average servicing fee rate (in basis points)	34
Average ESS rate (in basis points)	19
Key inputs (1)
Pricing spread (2)
Range	4.9% – 5.3%
Weighted average	5.1%
Annual total prepayment speed (3)
Range	9.6% – 18.3%
Weighted average	11.7%
Equivalent life (in years)
Range	2.3 - 6.6
Weighted average	5.8

(1)	Weighted-average inputs are based on UPB of the underlying loans.
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

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives and CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains (losses) on investments in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$58,134	$58,699
Liabilities	$13,458	$26,904
UPB of loans in reference pools	$11,539,702	$13,854,426
Key inputs (1)
Discount rate
Range	6.0% – 7.3%	6.7% – 9.0%
Weighted average	7.1%	7.3%
Voluntary prepayment speed (2)
Range	13.0% – 13.6%	20.8% – 23.5%
Weighted average	13.1%	21.9%
Involuntary prepayment speed (3)
Range	(0.5)% – 1.2%	(0.8)% – 1.1%
Weighted average	(0.1)%	(0.2)%
Remaining loss expectation (4)
Range	(0.6)% – 0.6%	(0.6)% – 0.6%
Weighted average	(0.2)%	(0.3)%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)

Involuntary prepayment speed is measured using Life Involuntary CPR. The negative involuntary prepayment speed reflects the expectation for reinstatement to the reference pool of a significant portion of the loans that previously triggered losses due to delinquency while under CARES Act forbearance upon their projected re-performance, as contractually provided for in certain CRT Agreements.

(4)

Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans. The negative remaining loss expectation reflects the expectation of contractual reversals of previously incurred contractual losses due to the projected re-performance of a significant portion of the reference loans in the future.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loan will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loan.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2021	December 31, 2020
Fair value (in thousands) (1)	$(64,858)	$72,386
Key inputs (2)
Pull-through rate
Range	42.0% – 100%	44.6% – 100%
Weighted average	92.9%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.2 – 6.5	2.0 – 5.3
Weighted average	5.0	4.4
Percentage of UPB
Range	0.3% – 2.1%	0.5% – 1.9%
Weighted average	1.3%	1.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on loans acquired for sale, Net gains (losses) on investments, or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the trust holding the CRT strips and Deposits securing CRT arrangements, the IO ownership interest and Recourse Obligations. Together, the Recourse Obligation and the IO Ownership interest comprise the CRT strip. The Company applies adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. Fair value of the CRT strips is derived by deducting the balance of the Deposits securing CRT arrangements from the fair value of the certificates derived from indications provided by the nonaffiliated brokers.

The significant unobservable inputs into the valuation of CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains (losses) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value CRT strip liabilities	$109,570	$202,792
UPB of loans in the reference pools	$36,863,982	$44,843,516
Key inputs (1)
Discount rate
Range	6.4% – 8.0%	6.0% – 8.4%
Weighted average	7.8%	8.0%
Voluntary prepayment speed (2)
Range	15.7% – 18.6%	25.0% – 30.2%
Weighted average	16.2%	26.2%
Involuntary prepayment speed (3)
Range	0.5% – 1.1%	0.8% – 1.7%
Weighted average	0.6%	1.0%
Remaining loss expectation (4)
Range	0.3% – 0.7%	0.3% – 0.6%
Weighted average	0.4%	0.4%

(1)	Weighted average inputs are based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either a broker’s price opinion, a full appraisal, or the price given in a pending contract of sale.

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the staff appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers obtain an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining outstanding principal balances of the loans subject to the servicing agreements. The Company generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2021	2020
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$407,696	$248,822
UPB of underlying loans	$32,448,891	$19,341,270
Weighted average annual servicing fee rate (in basis points)	26	30
Key inputs (1)
Pricing spread (2)
Range	8.0% – 8.0%	6.7% – 9.9%
Weighted average	8.0%	6.8%
Prepayment speed (3)
Range	6.0% – 9.3%	9.9% – 20.9%
Weighted average	7.5%	12.2%
Equivalent average life (in years)
Range	3.9 – 8.9	3.6 – 6.9
Weighted average	8.5	6.5
Annual per-loan cost of servicing
Range	$81 – $81	$78 – $78
Weighted average	$81	$78

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2021	December 31, 2020
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$2,441,214	$1,755,236
UPB of underlying loans	$183,463,662	$170,728,322
Weighted average annual servicing fee rate (in basis points)	27	28
Weighted average note interest rate	3.4%	3.6%
Key inputs (1):
Pricing spread (2)
Range	6.8% – 9.9%	8.0% – 11.1%
Weighted average	6.8%	8.0%
Effect on fair value of:
5% adverse change	$(38,465)	$(31,400)
10% adverse change	$(75,820)	$(61,718)
20% adverse change	$(147,372)	$(119,305)
Prepayment speed (3)
Range	8.5% – 24.2%	12.4% – 28.8%
Weighted average	8.8%	12.8%
Equivalent average life (in years)
Range	3.1 – 8.1	2.9 – 6.8
Weighted average	7.8	6.5
Effect on fair value of:
5% adverse change	$(48,777)	$(48,136)
10% adverse change	$(95,920)	$(94,244)
20% adverse change	$(185,623)	$(180,820)
Annual per-loan cost of servicing
Range	$78 – $149	$78 – $121
Weighted average	$80	$81
Effect on fair value of:
5% adverse change	$(15,709)	$(11,846)
10% adverse change	$(31,419)	$(23,692)
20% adverse change	$(62,838)	$(47,385)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Balance at beginning of quarter	$2,213,922	$2,839,633
Purchases	1,259,189	1,615,486
Sales	(1,300,653)	(488,729)
Repayments	(182,333)	(122,935)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(2,523)	(12,002)
Valuation adjustments	(71,117)	115,967
	(73,640)	103,965
Balance at end of quarter	$1,916,485	$3,947,420

Following is a summary of the Company’s investment in MBS:

	March 31, 2021				December 31, 2020
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Freddie Mac	$654,051	$20,729	$(21,741)	$653,039	$1,253,755	$32,414	$24,867	$1,311,036
Fannie Mae	1,263,614	40,262	(40,430)	1,263,446	863,758	23,692	15,436	902,886
	$1,917,665	$60,991	$(62,171)	$1,916,485	$2,117,513	$56,106	$40,303	$2,213,922

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at March 31, 2021 and December 31, 2020.

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

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2021	December 31, 2020
	(in thousands)
Agency-eligible	$4,284,646	$3,057,601
Held for sale to PLS — Government insured or guaranteed	327,881	460,414
Home equity lines of credit	4,864	5,566
Commercial real estate	998	1,010
Repurchased pursuant to representations and warranties	28,372	27,299
	$4,646,761	$3,551,890
Loans pledged to secure:
Assets sold under agreements to repurchase	$4,519,274	$3,484,202
Mortgage loan participation purchase and sale agreements	70,919	17,645
	$4,590,193	$3,501,847

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of fixed interest rate jumbo loans held in a VIE securing an asset-backed financing and distressed loans that were not acquired for sale but may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	March 31, 2021	December 31, 2020
	(in thousands)
Fixed interest rate jumbo loans held in a VIE	$109,845	$143,707
Distressed loans	7,802	8,027
	$117,647	$151,734
Loans at fair value pledged to secure:
Asset-backed financing of a VIE at fair value	$109,845	$143,707
Assets sold under agreements to repurchase	1,383	3,703
	$111,228	$147,410

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2021	December 31, 2020
	(in thousands)
Derivative assets	$182,969	$164,318
Credit risk transfer strip assets	—	—
	$182,969	$164,318
Derivative liabilities	$120,400	$60,681
Credit risk transfer strip liabilities	109,570	202,792
	$229,970	$263,473

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

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase loans acquired for sale;
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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Subject to master netting agreements─used for economic hedging purposes (2):
Call options on interest rate futures purchase contracts	2,550,000	$992	$—	1,450,000	$3,070	$—
Put options on interest rate futures purchase contracts	3,750,000	18,938	—	2,800,000	4,742	—
Put options on interest rate futures sale contracts	562,500	—	6,064	—	—	—
Forward purchase contracts	15,169,597	6,687	89,312	17,563,549	72,526	17
Forward sale contracts	24,946,663	182,192	6,965	26,615,716	92	122,884
MBS put options	3,600,000	51,165	9,657	3,625,000	3,220	—
Swaption purchase contracts	3,136,300	29,034	—	3,655,000	8,505	—
Swap futures	2,750,000	—	—	1,950,000	—	—
Bond futures	401,500	—	—	66,500	—	—
Not subject to master netting arrangements:
CRT derivatives	11,539,702	58,134	13,458	13,854,426	58,699	26,904
Interest rate lock commitments	8,525,688	7,552	72,410	10,588,208	72,794	408
Total derivative instruments before netting		354,694	197,866		223,648	150,213
Netting		(171,725)	(77,466)		(59,330)	(89,532)
		$182,969	$120,400		$164,318	$60,681
Margin deposits (received from) placed with derivatives counterparties, net		$(94,258)			$30,197
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$58,134			$58,699

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of March 31, 2021 and December 31, 2020, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	March 31, 2021			December 31, 2020
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures purchase contracts	$992	$—	$992	$3,070	$—	$3,070
Put options on interest rate futures purchase contracts	18,938	—	18,938	4,742	—	4,742
Forward purchase contracts	6,687	—	6,687	72,526	—	72,526
Forward sale contracts	182,192	—	182,192	92	—	92
MBS put options	51,165	—	51,165	3,220	—	3,220
Swaption purchase contracts	29,034	—	29,034	8,505	—	8,505
Netting	—	(171,725)	(171,725)	—	(59,330)	(59,330)
	289,008	(171,725)	117,283	92,155	(59,330)	32,825
Not subject to master netting arrangements:
CRT derivatives	58,134	—	58,134	58,699	—	58,699
Interest rate lock commitments	7,552	—	7,552	72,794	—	72,794
	65,686	—	65,686	131,493	—	131,493
	$354,694	$(171,725)	$182,969	$223,648	$(59,330)	$164,318

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$58,134	$—	$—	$58,134	$58,699	$—	$—	$58,699
Interest rate lock commitments	7,552	—	—	7,552	72,794	—	—	72,794
Federal Home Loan Mortgage Corporation	31,652	—	—	31,652	—	—	—	—
J.P. Morgan Securities LLC	29,455	—	—	29,455	—	—	—	—
Wells Fargo Securities, LLC	16,087	—	—	16,087	—	—	—	—
RJ O’Brien & Associates, LLC	13,865	—	—	13,865	7,813	—	—	7,813
Bank of America, N.A.	13,191	—	—	13,191	15,406	—	—	15,406
Morgan Stanley & Co. LLC	7,949	—	—	7,949	—	—	—	—
Citigroup Global Markets Inc.	3,431	—	—	3,431	2,416	—	—	2,416
PNC Capital Markets LLC	13	—	—	13	3,138	—	—	3,138
Deutsche Bank Securities LLC	—	—	—	—	1,602	—	—	1,602
Mitsubishi UFJ Sec	—	—	—	—	1,070	—	—	1,070
Other	1,640	—	—	1,640	1,380	—	—	1,380
	$182,969	$—	$—	$182,969	$164,318	$—	$—	$164,318

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2021			December 31, 2020
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Put options on interest rate futures sale contracts	$6,064	$—	$6,064	$—	$—	$—
Forward purchase contracts	89,312	—	89,312	17	—	17
Forward sales contracts	6,965	—	6,965	122,884	—	122,884
MBS put options	9,657	—	9,657	—	—	—
Netting	—	(77,466)	(77,466)	—	(89,532)	(89,532)
	111,998	(77,466)	34,532	122,901	(89,532)	33,369
Not subject to master netting arrangements
CRT derivatives	13,458	—	13,458	26,904	—	26,904
Interest rate lock commitments	72,410	—	72,410	408	—	408
	197,866	(77,466)	120,400	150,213	(89,532)	60,681
Assets sold under agreements to repurchase:
UPB	6,098,299	—	6,098,299	6,317,928	—	6,317,928
Unamortized debt issuance costs	(6,326)	—	(6,326)	(8,510)	—	(8,510)
	6,091,973	—	6,091,973	6,309,418	—	6,309,418
	$6,289,839	$(77,466)	$6,212,373	$6,459,631	$(89,532)	$6,370,099

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

	March 31, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$72,410	$—	$—	$72,410	$408	$—	$—	$408
CRT derivatives	13,458	—	—	13,458	26,904	—	—	26,904
Credit Suisse Securities (USA) LLC	1,230,324	(1,209,194)	—	21,130	1,059,547	(1,054,636)	—	4,911
Bank of America, N.A.	1,031,487	(1,031,487)	—	—	414,044	(414,044)	—	—
RBC Capital Markets, L.P.	750,308	(750,308)	—	—	765,892	(765,892)	—	—
J.P. Morgan Securities LLC	642,606	(642,606)	—	—	359,573	(357,211)	—	2,362
Daiwa Capital Markets	534,521	(534,032)	—	489	728,207	(727,562)	—	645
Barclays Capital Inc.	504,410	(504,410)	—	—	922,959	(922,035)	—	924
Morgan Stanley & Co. LLC	393,370	(393,370)	—	—	367,493	(366,415)	—	1,078
Citigroup Global Markets Inc.	261,628	(261,628)	—	—	830,161	(830,161)	—	—
Goldman Sachs & Co. LLC	264,058	(261,528)	—	2,530	149,272	(144,883)	—	4,389
BNP Paribas	227,034	(227,034)	—	—	164,414	(163,548)	—	866
Wells Fargo Securities, LLC	143,150	(143,150)	—	—	148,854	(140,796)	—	8,058
Amherst Pierpont Securities LLC	139,552	(139,552)	—	—	153,224	(153,224)	—	—
Mitsubishi UFJ Sec	4,788	—	—	4,788	—	—	—	—
Bank of Oklahoma	3,304	—	—	3,304	—	—	—	—
Mizuho Securities	1,059	—	—	1,059	279,321	(277,521)	—	1,800
Federal Home Loan Mortgage Corporation	—	—	—	—	5,883	—	—	5,883
Other	1,232	—	—	1,232	2,453	—	—	2,453
	$6,218,699	$(6,098,299)	$—	$120,400	$6,378,609	$(6,317,928)	$—	$60,681

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statement of operations line	2021	2020
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(137,243)	$68,231
CRT derivatives	Net gains (losses) on investments	$36,370	$(215,125)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$297,476	$(140,368)
Mortgage servicing rights	Net loan servicing fees	$(374,403)	$767,186
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net gains (losses) on investments	$(24)	$64,931

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan are shown in the rollforward of IRLCs for the period in Note 7– Fair Value - Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips

Credit risk transfer strips contractually restricted from sale (1)	March 31, 2021	December 31, 2020
	(in thousands)
Liabilities
Through December 4, 2021	$26,910	$168,539
To maturity	82,660	34,253
	$109,570	$202,792

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Balance at beginning of quarter	$1,755,236	$1,535,705
MSRs resulting from loan sales	407,696	248,822
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	337,667	(563,247)
Other changes in fair value (2)	(59,385)	(63,954)
	278,282	(627,201)
Balance at end of quarter	$2,441,214	$1,157,326

	March 31, 2021	December 31, 2020
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$2,423,063	$1,742,905

(1)	Primarily reflects changes in pricing spread (discount rate), prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Contractually-specified servicing fees	$116,287	$94,469
Ancillary and other fees:
Late charges	412	500
Other	15,833	6,691
	$132,532	$101,660

Note 13— Short-Term Borrowings

The borrowing facilities described throughout these Notes 13 and 14 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2021.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.60%	2.31%
Average balance	$5,971,290	$6,302,900
Total interest expense	$28,659	$37,750
Maximum daily amount outstanding	$7,208,807	$8,664,587

(1)	Excludes the effect of amortization of debt issuance costs of $5.2 million and $1.4 million for the quarters ended March 31, 2021 and 2020, respectively.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,098,299	$6,317,928
Unamortized debt issuance costs	(6,326)	(8,510)
	$6,091,973	$6,309,418
Weighted average interest rate	1.65%	1.36%
Available borrowing capacity (1):
Committed	$240,290	$483,767
Uncommitted	3,416,352	4,151,905
	$3,656,642	$4,635,672
Margin deposits placed with counterparties included in Other assets	$13,966	$141,808
Assets securing agreements to repurchase:
Mortgage-backed securities	$1,916,485	$2,213,922
Loans acquired for sale at fair value	$4,519,274	$3,484,202
Loans at fair value	$1,383	$3,703
MSRs (2)	$1,537,749	$1,166,090
Real estate acquired in settlement of loans	$10,250	$15,365
Deposits securing CRT arrangements	$—	$2,799,263

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2021	Unpaid principal balance
(in thousands)
Within 30 days	$1,879,732
Over 30 to 90 days	3,468,259
Over 90 days to 180 days	750,308
$6,098,299
Weighted average maturity (in months)	1.9

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2021:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Bank of America, N.A.	$119,373	May 3, 2021	June 9, 2021
Credit Suisse First Boston Mortgage Capital LLC	$75,611	April 23, 2021	April 23, 2021
RBC Capital Markets, L.P.	$32,331	July 15, 2021	November 10, 2021
JPMorgan Chase & Co.	$13,559	April 7, 2021	April 7, 2021
Barclays Capital Inc.	$18,223	June 3, 2021	November 3, 2022
Morgan Stanley & Co. LLC	$18,714	June 21, 2021	November 2, 2022
Citibank, N.A.	$10,807	May 22, 2021	August 3, 2021
Goldman Sachs & Co. LLC	$9,460	June 21, 2021	December 23, 2022
BNP Paribas	$7,646	June 13, 2021	July 30, 2021
Wells Fargo Securities, LLC	$5,141	June 21, 2021	October 6, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$10,793	April 14, 2021
JPMorgan Chase & Co.	$17,117	April 8, 2021
Barclays Capital Inc.	$8,732	April 15, 2021
Daiwa Capital Markets America Inc.	$14,961	April 16, 2021
Amherst Pierpont Securities LLC	$4,488	April 16, 2021

Mortgage Loan Participation Purchase and Sale Agreements

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.38%	2.73%
Average balance	$39,162	$41,301
Total interest expense	$164	$338
Maximum daily amount outstanding	$82,571	$94,387

(1)	Excludes the effect of amortization of debt issuance costs of $31,000 and $57,000 for the quarters ended March 31, 2021 and 2020, respectively.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$68,176	$16,851
Unamortized debt issuance costs	—	—
	$68,176	$16,851
Weighted average interest rate	1.36%	1.39%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$70,919	$17,645

Note 14— Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

The Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST, issued Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the Term Notes rank pari passu with each other with the Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") issued by another of the Company’s indirect subsidiaries.

Following is a summary of the secured CRT Term Notes issued:

					Maturity date (2)
Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension
		(in thousands)
2021 1R	March 04, 2021	$659,156	$657,070	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	496,909	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	156,016	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	151,523	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	408,000	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	139,269	2.00%	March 29, 2022	March 27, 2024
			$2,008,787

(1)	Spread over 1-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the Term Notes under the conditions specified in respective agreements.

PMC finances mortgage servicing rights through the issuance of the FMSR VFN sold to institutional buyers under an agreement to repurchase. On August 4, 2020, PMC increased the committed borrowing capacity to $700 million and extended the VFN termination date to August 3, 2021.

On March 30, 2021, the Company, through its indirect subsidiary, PMT ISSUER TRUST—FMSR, issued an aggregate principal amount of $350 million in secured term notes (the “2021-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act.  The 2021-FT1 Notes are secured by certain participation certificates relating to Fannie Mae MSRs and excess servicing spread relating to such MSRs that are financed pursuant to a structured finance transaction. The 2021-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 3.00% per annum and will mature on March 25, 2026 or, if extended pursuant to the terms of the 2021-FT1 Notes indenture supplement on March 27, 2028. The 2021-FT1 Notes rank pari passu with the Series 2018-FT1 Notes described below and the FMSR VFN.

During March 2021, the Company, through PMC and PMH, terminated a loan and security agreement entered into on Feburary 1, 2018, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities, and entered into a similar borrowing arrangement with Citibank, N.A. The aggregate loan amount available under the loan and security agreement with Citibank, N.A. increased to $700 million from $175 million, bears interest at a rate indexed to LIBOR plus a margin, with index replacement provisions related to the transition from LIBOR, and will mature on August 3, 2021. Advances under the loan and security agreement are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum. The 2018-FT1 Notes will mature on April 25, 2023 or, if extended pursuant to the terms of the 2018-FT1 Notes indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the FMSR VFN pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

Following is a summary of financial information relating to the notes payable:

	Quarter ended March 31,
	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	3.14%	4.10%
Average balance	$2,260,721	$1,860,213
Total interest expense	$18,599	$19,618
Maximum daily amount outstanding	$3,180,115	$2,032,665

(1)	Excludes the effect of amortization of debt issuance costs of $1.1 million and $609,000 for the quarters ended March 31, 2021 and 2020, respectively.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$2,908,788	$1,930,018
Unamortized debt issuance costs	(10,994)	(5,019)
	$2,897,794	$1,924,999
Weighted average interest rate	2.93%	2.99%
Assets securing notes payable:
MSRs (1)	$2,423,063	$1,742,905
CRT Agreements:
Deposits securing CRT arrangements	$2,664,420	$2,799,263
Derivative assets	$58,134	$58,699

(1)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Exchangeable Notes

On March 5 and March 9, 2021, PMC issued in a private offering $345 million aggregate principal amount of exchangeable senior notes (the “2026 Exchangeable Notes”). The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2026 Exchangeable Notes bear interest at a rate of 5.50% per year, payable semiannually. The 2026 Exchangeable Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025. The exchange rate initially equals 46.1063 common shares per $1,000 principal amount of the 2026 Exchangeable Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

On November 7 and November 19, 2019, PMC issued $210 million in principal amount of 5.50% exchangeable senior notes due 2024 (the “2024 Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before August 1, 2024. The exchange rate equals 40.101 common shares per $1,000 principal amount of the 2024 Exchangeable Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Average balance	$298,554	$460,000
Total interest expense	$5,542	$7,266

	March 31, 2021	December 31, 2020
	(in thousands)
Carrying value:
UPB	$555,000	$210,000
Unamortized debt issuance costs and conversion option	(60,903)	(13,204)
	$494,097	$196,796

Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE at fair value described in Note 6— Variable Interest Entities-Jumbo Loan Financing:

	Quarter ended March 31,
	2021	2020
	(dollars in thousands)
Average balance	$120,415	$240,765
Total interest expense	$168	$4,527
Weighted average interest rate	3.22%	3.39%

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$101,238	$134,726
UPB	$100,036	$131,835
Weighted average interest rate	3.57%	3.56%

The asset-backed financing of a VIE is a non-recourse liability and is secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Maturity of Long-Term Debt

Annual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended March 31,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,808,788	$139,269	$804,448	$1,515,071	$—	$350,000	$—
Exchangeable senior notes	555,000	—	—	—	210,000	345,000	—
Asset-backed financing of a variable interest entity at fair value (2)	100,036	—	—	—	—	—	100,036
Interest-only security payable at fair value (2)	18,922	—	—	—	—	—	18,922
Total	$3,482,746	$139,269	$804,448	$1,515,071	$210,000	$695,000	$118,958

(1)	Based on stated maturity. Certain of the notes payable allow the Company to exercise an optional extension as discussed above.
(2)	Contractual maturities do not reflect expected repayments as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 15—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of quarter	$21,893	$7,614
Provision for losses:
Pursuant to loan sales	8,513	1,030
Reduction in liability due to change in estimate	(1,424)	(1,344)
Losses incurred, net	(15)	—
Balance, end of quarter	$28,967	$7,300
UPB of loans subject to representations and warranties at end of quarter	$177,595,762	$131,049,135

Note 16—Commitments and Contingencies

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2021
(in thousands)
Commitments to purchase loans acquired for sale	$8,525,688

Note 17—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share quarter ended March 31,
Shared Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2021	2020
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

During March 2019, the Company entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agent and/or principal, the Company’s common shares having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity offering program:

Quarter ended March 31, 2020
(in thousands)
Number of common shares issued	241
Gross proceeds	$5,654
Net proceeds	$5,597

At March 31, 2021, the Company had approximately $74.4 million of common shares of beneficial interest available for issuance under its ATM equity offering program.

Common Share Repurchase Program

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended	Cumulative
	March 31, 2020	total (1)
	(in thousands)
Common shares repurchased	783	17,498
Cost of common shares repurchased	$5,783	$253,892

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2021.

Note 18— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(592,789)	$(68,954)
Hedging activities	463,276	(23,378)
	(129,513)	(92,332)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	—	(26,649)
Receipt of MSRs in mortgage loan sale transactions	407,696	248,822
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(8,513)	(1,030)
Reduction of liability due to change in estimate	1,424	1,344
	(7,089)	314
Change in fair value of loans and derivatives held at end of quarter:
IRLCs	(137,243)	68,231
Loans	83,223	(36,782)
Hedging derivatives	(165,800)	(116,990)
	(219,820)	(85,541)
	180,787	136,946
Total from nonaffiliates	51,274	44,614
From PFSI—cash gain	1,738	4,161
	$53,012	$48,775

Note 19— Net Gains (Losses) on Investments

Net gains (losses) on investments are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(71,117)	$115,967
Loans at fair value:
Held in a VIE	(2,345)	(2,869)
Distressed	95	(1,142)
CRT arrangements	154,031	(487,292)
Firm commitment to purchase CRT securities	—	(492,513)
Asset-backed financing of a VIE at fair value	900	1,928
Hedging derivatives	(24)	64,931
	81,540	(800,990)
From PFSI—ESS	1,651	(14,141)
	$83,191	$(815,131)

Note 20—Net Interest Expense

Net interest income is summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$225	$1,627
Mortgage-backed securities	8,286	15,568
Loans acquired for sale at fair value	22,908	31,523
Loans at fair value:
Held in a VIE	1,899	2,641
Distressed	253	59
Deposits securing CRT arrangements	168	6,099
Placement fees relating to custodial funds	2,532	12,398
Other	38	234
	36,309	70,149
From PFSI—ESS	1,280	1,974
	37,589	72,123
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	28,659	37,750
Mortgage loan participation purchase and sale agreements	164	338
Notes payable secured by credit risk transfer and mortgage servicing assets	18,599	19,618
Exchangeable Notes	5,542	7,266
Asset-backed financings of a VIE at fair value	168	4,527
Interest shortfall on repayments of loans serviced for Agency securitizations	22,040	9,439
Interest on loan impound deposits	749	912
	75,921	79,850
To PFSI—Assets sold under agreement to repurchase	387	1,218
	76,308	81,068
Net interest expense	$(38,719)	$(8,945)

Note 21—Share-Based Compensation

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards based on PMT’s common shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by PMT’s board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

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

Restricted share units have been awarded to trustees and officers of the Company and to other employees of PFSI and its subsidiaries at no cost to the grantees. Such awards generally vest over a one-to three-year period.

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Grants:
Restricted share units	101	92
Performance share units	84	112
Total share units granted	185	204
Grant date fair value:
Restricted share units	$1,917	$1,978
Performance share units	1,602	2,428
Total grant date value of share units	$3,519	$4,406
Vestings:
Restricted share units	100	123
Performance share units (1)	37	143
Total share units vested	137	266
Forfeitures:
Restricted share units	—	—
Performance share units	—	—
Total share units forfeited	—	—
Compensation expense relating to share-based grants	$1,738	$186

(1)	The actual number of performance-based RSUs that vested during the quarter ended March 31, 2021 was 37,000 common shares, which is 100% of the originally granted performance-based RSUs.

	March 31, 2021
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	190	251
Grant date average fair value per unit	$20.07	$19.26

Note 22—Income Taxes

The Company’s effective tax rate was 21.3% with consolidated pretax income of $91.0 million for the quarter ended March 31, 2021. The Company’s taxable REIT subsidiary (“TRS”) recognized tax expense of $19.4 million on pretax income of $88.1 million for the quarter ended March 31, 2020. For the same period in 2020, the TRS recognized tax expense of $10.1 million on pretax loss of $21.8 million, while the Company’s reported consolidated pretax loss for the quarter ended March 31, 2020 was $584.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2021, the valuation allowance was reduced to $0 from the $110,000 valuation allowance recorded at December 31, 2020 as the result of positive GAAP income at the TRS for the quarter ended March 31, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable and, in December 2020, the Taxpayer Certainty and Disaster Tax Relief Act was signed into law.  No material changes in our effective income tax rates resulted from either Act.  The CARES Act does provide for carry back of losses from 2018, 2019 and 2020. However, the TRS does not have taxable income from prior years to which the losses could be carried back.

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

Note 23—Earnings Per Share

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the 2020 Notes, by the weighted average common shares outstanding, assuming all dilutive securities were issued. The Company issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. The Company intends to cash settle the Exchangeable Notes. Therefore, the effect of conversion of the Exchangeable Notes is excluded from diluted earnings (loss) per share.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2021	2020
	(in thousands except per share amounts)
Net income (loss)	$71,603	$(594,673)
Dividends on preferred shares	(6,234)	(6,234)
Effect of participating securities—share-based compensation awards	(120)	(50)
Net income (loss) attributable to common shareholders	$65,249	$(600,957)
Weighted average basic shares outstanding	97,892	100,245
Dilutive securities-shares issuable under share-based compensation plan	211	—
Diluted weighted average number of shares outstanding	98,103	100,245
Basic earnings (loss) per share	$0.67	$(5.99)
Diluted earnings (loss) per share	$0.67	$(5.99)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Shares issuable under share-based compensation plan	11	135
Shares issuable pursuant to exchange of the 2020 Notes	—	8,467

Note 24—Segments

The Company operates in four segments as described in Note 1— Organization.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
March 31, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (loss) gain on loans acquired for sale	$(1)	$—	$53,013	$—	$53,012
Net gain (loss) on investments	154,271	(71,080)	—	—	83,191
Net loan servicing fees	—	50,045	—	—	50,045
Net interest expense:
Interest income	650	13,516	22,797	626	37,589
Interest expense	17,261	37,316	21,731	—	76,308
	(16,611)	(23,800)	1,066	626	(38,719)
Other	888	—	52,980	—	53,868
	138,547	(44,835)	107,059	626	201,397
Expenses:
Loan fulfillment and servicing fees payable to PFSI	137	18,955	60,836	—	79,928
Management fees	—	—	—	8,449	8,449
Other	4,150	812	10,646	6,384	21,992
	4,287	19,767	71,482	14,833	110,369
Pretax (loss) income	$134,260	$(64,602)	$35,577	$(14,207)	$91,028
Total assets at quarter end	$2,772,111	$4,739,849	$4,796,564	$213,730	$12,522,254

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (loss) gain on loans acquired for sale	$(32,306)	$—	$81,081	$—	$48,775
Net (loss) gain on investments	(919,109)	103,978	—	—	(815,131)
Net loan servicing fees	—	244,572	—	—	244,572
Net interest expense:
Interest income	6,556	33,241	31,407	919	72,123
Interest expense	14,566	41,608	24,309	585	81,068
	(8,010)	(8,367)	7,098	334	(8,945)
Other	166	—	23,988	58	24,212
	(959,259)	340,183	112,167	392	(506,517)
Expenses:
Loan fulfillment and servicing fees payable to PFSI	301	14,220	41,940	—	56,461
Management fees	—	—	—	9,055	9,055
Other	911	1,182	4,918	5,381	12,392
	1,212	15,402	46,858	14,436	77,908
Pretax (loss) income	$(960,471)	$324,781	$65,309	$(14,044)	$(584,425)
Total assets at quarter end	$1,947,153	$5,664,991	$3,068,163	$1,238,181	$11,918,488

Note 25—Supplemental Cash Flow Information

	Quarter ended March 31,
	2021	2020
	(in thousands)
Payments:
Income taxes, net	$494	$—
Interest	$91,611	$104,757
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$280	$1,166
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$407,696	$248,822
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$557	$379
Non-cash financing activities:
Dividends declared, not paid	$46,109	$25,009

Note 26—Regulatory Capital and Liquidity Requirements

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
•

A liquidity requirement effective June 30, 2020 equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in forbearance but were current at the time they entered forbearance.

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2021	$1,170,013	$473,294	14%	6%	$155,419	$63,664
December 31, 2020	$1,101,318	$438,530	16%	6%	$101,116	$59,158

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period. All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which include CRT Agreements and CRT strips that absorb credit losses on certain of the loans we sold. We also invest in mortgage-backed securities (“MBS”). We have also historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PLS.

Credit Sensitive Investments

CRT Arrangements

At present, we are no longer creating new CRT investments as the Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments as of the end of 2020. During the quarter ended March 31, 2021, we recognized investment gain of $154.2 million relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling $2.6 billion at March 31, 2021.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter ended March 31, 2021, we received $407.7 million of MSRs as proceeds from sales of loans acquired for sale. We held $2.4 billion of MSRs at fair value at March 31, 2021.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased and sold $1.3 billion of MBS during the quarter ended March 31, 2021. The purchases and sales during the period reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets. We held MBS with fair values totaling $1.9 billion at March 31, 2021.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$33,318,157	$19,718,151
To PennyMac Financial Services, Inc.	18,420,614	14,509,209
	$51,738,771	$34,227,360
Net gain on loans acquired for sale	$53,012	$48,775
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$407,696	$248,822
Investments in CRT arrangements:
Recognition of firm commitment to purchase CRT securities (1)	—	(26,649)
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	—	554,690
Total investments in CRT arrangements	—	528,041
Total investments resulting from correspondent activities	$407,696	$776,863

(1)	Initial recognition of firm commitment upon sale of loans.

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

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended March 31,
	2021	2020
	(dollars in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$(71,117)	$115,967
Loans:
Held in a variable interest entity	(2,345)	(2,869)
Distressed	84	(1,142)
ESS	1,651	(14,141)
CRT arrangements	106,096	(530,818)
Firm commitment to purchase CRT securities	—	(492,513)
Interest-only security payable at fair value	(8,165)	11,575
Asset-backed financing of a VIE	900	1,928
	27,104	(912,013)
Net gain on loans acquired for sale (1)	180,787	136,946
Net loan servicing fees—MSR valuation adjustments	278,282	(627,201)
	$486,173	$(1,402,268)
Net investment income (loss)	$201,397	$(506,517)
Non-cash items as a percentage of net investment income	241%	277%

(1)

Amount represents MSRs received, fair value of firm commitment to purchase CRT securities recognized, representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at quarter end.

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold;
•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool or from the sale of investment;
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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2021	2020
	(dollar amounts in thousands, except per common share amounts)
Net investment income (loss)	$201,397	$(506,517)
Expenses	110,369	77,908
Pretax income (loss)	91,028	(584,425)
Provision for income taxes	19,425	10,248
Net income (loss)	71,603	(594,673)
Dividends on preferred shares	6,234	6,234
Net income (loss) attributable to common shareholders	$65,369	$(600,907)
Pretax income (loss) by segment:
Credit sensitive strategies	$134,260	$(960,471)
Interest rate sensitive strategies	(64,602)	324,781
Correspondent production	35,577	65,309
Corporate	(14,207)	(14,044)
	$91,028	$(584,425)
Annualized return on average common shareholder's equity	12.8%	(118.9)%
Earnings (loss) per common share:
Basic	$0.67	$(5.99)
Diluted	$0.67	$(5.99)
Dividends per common share	$0.47	$0.25
	March 31, 2021	December 31, 2020
Total assets	$12,522,254	$11,492,011
Book value per common share	$20.90	$20.30
Closing price per common share	$19.60	$17.59

During 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as property tax and insurance costs to protect investor’s interest in the properties collateralizing the loans. As of December 31, 2020, 2.3% of the loans in our MSR portfolio were in COVID-19 pandemic related forbearance provided for under the CARES Act.

The emergence of the COVID-19 pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. Since the first quarter of 2020, the credit markets have recovered somewhat, as reflected most recently in the $154.0 million in fair value gains we recognized during the quarter ended March 31, 2021.

The mortgage origination market for 2020 was estimated at $4.0 trillion. Current forecasts estimate the origination market to approximate $3.6 trillion for 2021. The uncertainties and strains on many mortgage lenders induced by the COVID-19 pandemic and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the COVID-19 pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the COVID-19 pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities during most of 2020. With the return of other market participants, our gain-on-sale margins in our correspondent production activities have moderated from 2020 levels.

The current environment caused by the COVID-19 pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this continuing situation on our future prospects are difficult to anticipate. For further discussion of this and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

Our results of operations increased by $666.3 million during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020, reflecting the effect of the improved the fair value performance of our CRT-related investments partially offset by declines in both MSR valuation performance net of hedging results and MBS fair values during the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020. The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of the market conditions during the quarter ended March 31, 2020 on our investments in CRT arrangements; during the quarter ended March 31, 2021, we recognized a $1.1 billion increase in net gains on our CRT arrangements as compared to the quarter ended March 31, 2020.

•

Our interest rate sensitive strategies segment was negatively affected by a decrease in net servicing fees of $194.5 million caused by fair value adjustments net of hedging results to our investment in MSRs, a $187.1 million decrease in gains on MBS and a $15.4 million decrease in net interest income.

•

Growth in production volume in our correspondent production segment was more-than offset by reductions in our gain on sale margins during the quarter ended March 31, 2021, as industry capacity caught up with loan demand resulting in a $29.7 million decrease in pretax income as compared to the same period in 2020.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Net gains on loans acquired for sale	$53,012	$48,775
Net loan origination fees	52,902	23,928
Net gains (losses) on investments	83,191	(815,131)
Net loan servicing fees	50,045	244,572
Net interest (expense) income	(38,719)	(8,945)
Other	966	284
	$201,397	$(506,517)

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale is summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(592,789)	$(68,954)
Hedging activities	463,276	(23,378)
	(129,513)	(92,332)
Non-cash gain:
Receipt of MSRs in loan sale transactions	407,696	248,822
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(8,513)	(1,030)
Reduction in liability due to change in estimate	1,424	1,344
	(7,089)	314
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	—	(26,649)
Change in fair value during the quarter of financial instruments held at quarter end:
IRLCs	(137,243)	68,231
Loans	83,223	(36,782)
Hedging derivatives	(165,800)	(116,990)
	(219,820)	(85,541)
	180,787	136,946
Total from nonaffiliates	51,274	44,614
From PFSI—cash	1,738	4,161
	$53,012	$48,775

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$33,997,819	$19,109,084
Acquisition of loans for sale:
To nonaffiliates	$36,486,241	$16,839,835
To PFSI	18,412,062	13,886,914
	$54,898,303	$30,726,749

The changes in gain on loans acquired for sale during the quarter ended March 31, 2021, as compared to the same period in 2020, reflect both the effects of increasing demand in the mortgage market on our loan sales volume and of industry capacity catching up with demand on our gain on sale margins.

Non-cash elements of gain on sale of loans

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gain on sale of loans. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans.

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 756% of our gain on sale of loans at fair value for the quarter ended March 31, 2021 as compared to 511% for the quarter ended March 31, 2020. These estimates change as circumstances change, and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations. During the time we were selling loans into CRT arrangements we recognized the fair value of our commitment to purchase CRT securities when we sold loans subject to CRT arrangements. This fair value represents the difference between the expected fair value of the CRT securities we committed to purchase and their contractual purchase price. How we measure and update our measurements of our firm commitment to purchase CRT securities and MSRs is detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $8.5 million and $1.0 million for the quarters ended March 31, 2021 and 2020, respectively. The increase in the provision relating to current loan sales reflects the increase on our loan sales volume as well as fewer loans being subject to credit risk transfer arrangements.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of quarter	$4,583	$5,697
New indemnifications	—	450
Less: Indemnified loans repaid or refinanced	887	210
Loans indemnified at end of quarter	$3,696	$5,937
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$213	$603
Repurchase activity (UPB):
Loans repurchased	$16,094	$16,282
Less:
Loans repurchased by correspondent sellers	8,047	6,153
Loans resold or repaid by borrowers	6,264	1,237
Net loans repurchased	$1,783	$8,892
Net losses charged to liability for representations and warranties	$15	$—
At end of quarter:
Loans subject to representations and warranties	$177,595,762	$131,049,135
Liability for representations and warranties	$28,967	$7,300

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.4 million reduction in liability for representations and warranties during the quarter ended March 31, 2021 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during the quarter ended March 31, 2021, as compared to the same period in 2020, reflects an increase in our purchases of loans with delivery fees.

Net Gains (Losses) on Investments

Net gains (losses) on investments is summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(71,117)	$115,967
Loans at fair value:
Held in a VIE	(2,345)	(2,869)
Distressed	95	(1,142)
CRT arrangements	154,031	(487,292)
Firm commitment to purchase CRT securities	—	(492,513)
Asset-backed financings of a VIE at fair value	900	1,928
Hedging derivatives	(24)	64,931
	81,540	(800,990)
From PFSI—ESS	1,651	(14,141)
	$83,191	$(815,131)

The shift in net gain on investments from a net loss for the quarter ended March 31, 2020, as compared to a gain for the quarter ended March 31, 2021, reflects the effect of the disruption in the credit markets during 2020 on our CRT investments, which has partially reversed as reflected in the valuation gains recognized during the quarter ended March 31, 2021.

Mortgage-Backed Securities

During the quarter ended March 31, 2021, we recognized net valuation loss of $71.1 million as compared to gains of $116.0 million for the same period in 2020. The loss recognized during the quarter ended March 31, 2021 and 2020 reflect the substantial increase in interest rates during the quarter ended March 31, 2021 as compared to decreasing interest rates at the end of the quarter ended March 31, 2020.

Loans at fair value – Held in a VIE

Loans at fair value held in a VIE incurred a loss of $2.3 million during the quarter ended March 31, 2021, as compared to a loss of $2.9 million during the quarter ended March 31, 2020. The losses during the quarter ended March 31, 2021 reflect increasing interest rates during the quarter whereas the losses recognized during the quarter ended March 31, 2020 related to the uncertainty surrounding borrower performance at the onset of the COVID-19 pandemic.

Loans at Fair Value – Distressed

The results on our investment in distressed loans increased by $1.2 million during the quarter ended March 31, 2021, as compared to the same period in 2020. The increase in results reflects the substantial liquidation of our remaining investment in distressed loans. Our investment in distressed loans was $7.8 million as of March 31, 2021.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
UPB of loans sold		$14,683,055
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$554,690
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	$—	$(26,649)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	23,496	17,201
Valuation changes	12,874	(300,943)
	36,370	(283,742)
CRT strips
Realized	32,604	14,750
Valuation changes	93,222	(229,875)
	125,826	(215,125)
Interest-only security payable at fair value	(8,165)	11,575
	154,031	(487,292)
Firm commitments to purchase CRT securities	—	(492,513)
	154,031	(979,805)
Interest income — Deposits securing CRT arrangements	168	6,099
	$154,199	$(1,000,355)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(13,343)	$1,517

	March 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$44,676	$31,795
CRT strips	(109,570)	(202,792)
	$(64,894)	$(170,997)

Deposits securing CRT arrangements	$2,664,420	$2,799,263
Interest-only security payable at fair value	$18,922	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$58,134	$58,699
Deposits securing CRT arrangements (1)	$2,664,420	$2,799,263

UPB of loans — funded CRT arrangements	$48,403,684	$58,697,942
Collection status (UPB):
Delinquency
Current	$45,422,502	$54,990,381
30-89 days delinquent	$489,284	$710,872
90-180 days delinquent	$472,038	$693,315
180 or more days delinquent	$2,014,310	$2,297,365
Foreclosure	$5,550	$6,009
Bankruptcy	$77,362	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$245,592	$383,028
90-180 days delinquent	$353,422	$546,344
180 or more days delinquent	$1,614,170	$1,944,663

(1)

Deposits securing credit risk transfer strip liabilities also secure $123.0 million and $229.7 million in CRT strip and CRT derivative liabilities at March 31, 2021 and December 31, 2020, respectively.

The performance of our investments in CRT arrangements during the quarter ended March 31, 2021 reflects a decrease in market discount rates as uncertainty regarding the potential future impacts of the COVID-19 pandemic decreased as compared to the quarter ended March 31, 2020 during which significant uncertainty about losses resulting from the COVID-19 pandemic affected the valuation of this investment.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.7 million for the quarter ended March 31, 2021, as compared to fair value losses of $14.1 million for the quarter ended March 31, 2020. The gain was driven by the positive influence on expected future cash flows of the generally rising interest rates during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$116,287	$94,469
Other	16,245	7,191
Effect of changes of fair value of MSRs:
Realization of cashflows	(59,385)	(63,955)
Market changes	337,667	(563,246)
	278,282	(627,201)
Hedging results	(374,403)	767,186
	(96,121)	139,985
Net servicing fees from non-affiliates	36,411	241,645
From PFSI—MSR recapture income	13,634	2,927
Net loan servicing fees	$50,045	$244,572
Average servicing portfolio	$177,161,626	$136,687,324

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees decreased $194.5 million during the quarter ended March 31, 2021, compared to the quarter ended March 31, 2020, due primarily to the change in valuation results, net of hedging results. We recognized appreciation in fair value of our servicing asset during the quarter ended March 31, 2021 as compared to a loss during the quarter ended March 31, 2020. This improvement was more-than offset by an increase in hedging losses.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31, 2021			Quarter ended March 31, 2020
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$225	$274,857	0.33%	$1,627	$417,663	1.54%
Mortgage-backed securities	8,286	2,006,195	1.65%	15,568	3,544,827	1.74%
Loans acquired for sale at fair value	22,908	3,618,980	2.53%	31,523	3,215,418	3.88%
Loans at fair value:
Held by variable interest entity	1,899	129,122	5.88%	2,641	253,759	4.12%
Distressed	253	7,805	12.97%	59	11,249	2.07%
	2,152	136,927	6.29%	2,700	265,008	4.03%
ESS from PFSI	1,280	87,451	5.85%	1,974	173,484	4.50%
Deposits securing CRT arrangements	168	2,743,862	0.02%	6,099	1,922,190	1.26%
	35,019	8,868,272	1.58%	59,491	9,538,590	2.47%
Placement fees relating to custodial funds	2,532			12,398
Other	38			234
	37,589	$8,868,272	1.70%	72,123	$9,538,590	2.99%
Liabilities:
Assets sold under agreements to repurchase	$28,659	$5,971,290	1.92%	37,750	$6,302,900	2.37%
Mortgage loan participation purchase and sale agreements	164	39,162	1.68%	338	41,301	3.24%
Notes payable secured by credit risk transfer and mortgage servicing assets	18,599	2,260,721	3.29%	19,618	1,860,213	4.17%
Exchangeable senior notes	5,542	298,554	7.43%	7,266	460,000	6.25%
Asset-backed financings of a variable interest entity at fair value	168	120,415	0.56%	4,527	240,765	7.44%
Assets sold to PFSI under agreement to repurchase	387	52,803	2.93%	1,218	105,064	4.65%
	53,519	8,742,945	2.45%	70,717	9,010,243	3.10%
Interest shortfall on repayments of loans serviced for Agency securitizations	22,040			9,439
Interest on loan impound deposits	749			912
	76,308	$8,742,945	3.49%	81,068	$9,010,243	3.56%
Net interest expense	$(38,719)			$(8,945)
Net interest margin			-1.75%			-0.37%
Net interest spread			-1.80%			-0.57%

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2021
	vs.
	Quarter ended March 31, 2020
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Cash and short-term investments	$(978)	$(424)	$(1,402)
Mortgage-backed securities	(740)	(6,542)	(7,282)
Loans acquired for sale at fair value	(12,075)	3,460	(8,615)
Loans at fair value:
Held by variable interest entity	850	(1,592)	(742)
Distressed	217	(23)	194
	1,067	(1,615)	(548)
ESS from PFSI	469	(1,163)	(694)
Deposits securing CRT arrangements	(7,722)	1,791	(5,931)
	(19,979)	(4,493)	(24,472)
Placement fees relating to custodial funds	—	(9,866)	(9,866)
Other	—	(196)	(196)
	(19,979)	(14,555)	(34,534)
Liabilities:
Assets sold under agreements to repurchase	(7,118)	(1,973)	(9,091)
Mortgage loan participation purchase and sale agreement	(157)	(17)	(174)
Notes payable secured by credit risk transfer and mortgage servicing assets	(4,642)	3,623	(1,019)
Exchangeable senior notes	1,159	(2,883)	(1,724)
Asset-backed financings of a variable interest entity at fair value	(2,830)	(1,529)	(4,359)
Assets sold to PFSI under agreement to repurchase	(349)	(482)	(831)
	(13,937)	(3,261)	(17,198)
Interest shortfall on repayments of loans serviced for Agency securitizations	—	12,601	12,601
Interest on loan impound deposits	—	(163)	(163)
	(13,937)	9,177	(4,760)
Net interest expense	$(6,042)	$(23,732)	$(29,774)

The decrease in net interest income during the quarter ended March 31, 2021, as compared to the same period in 2020, is due to:

•

An increase in interest shortfall on repayments of loans serviced for Agency securitizations resulting from the increased levels of prepayment activity in our MSR portfolio. In many cases, when a borrower repays a loan, we are responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan.

•

A decrease in earnings from placement fees relating to custodial funds managed for borrowers and investors and deposits securing CRT arrangements which reflect the effect of decreasing interest rates we earn on these assets.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$60,835	$41,940
Loan servicing fees	19,093	14,521
Management fees	8,449	9,055
Loan origination	9,308	4,249
Loan collection and liquidation	3,857	750
Safekeeping	1,941	1,658
Professional services	2,224	1,496
Compensation	2,185	519
Other	2,477	3,720
	$110,369	$77,908

Expenses increased $32.5 million, or 42%, during the quarter ended March 31, 2021, as compared to the same period in 2020. This increase is primarily due to increased loan fulfillment fees and loan origination costs attributable to increases in our production volumes during the quarter ended March 31, 2021, as compared to 2020, and to increased loan servicing fees, reflecting both the growth of our loan servicing portfolio and the fees we incur relating to CARES Act forbearance and modification activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The increase in loan fulfillment fees of $18.9 million during the quarter ended March 31, 2021 as compared to 2020, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a change in the fulfillment fee structure described in Note 4 – Transactions with Related Parties.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$543	$536
Loans at fair value	137	300
MSRs	18,413	13,685
	$19,093	$14,521
Average investment in:
Loans acquired for sale at fair value	$3,618,980	$3,215,418
Loans at fair value:
Distressed	$7,805	$11,249
Held in a VIE	$129,122	$253,759
Average MSR portfolio UPB	$177,161,626	$136,687,324

Loan servicing fees increased by $4.6 million during the quarter ended March 31, 2021, as compared to the same period in 2020. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Base	$8,449	$9,055
Performance incentive	—	—
	$8,449	$9,055
Average shareholders' equity amounts used to calculate base management fee expense	$2,310,261	$2,466,740

Management fees decreased by $606,000 during the quarter ended March 31, 2021 as compared to the same period in 2020. The decrease for the quarter ended March 31, 2021, as compared to the same period in 2020, is due to the decrease in base management fees. The decrease in base management fees reflects the decrease during 2021, as compared to 2020, in the adjusted average shareholders’ equity on which our base management fees are based. We did not recognize performance incentive fees for the quarter ended March 31, 2021 due to the effect of the losses we incurred during the quarter ended March 31, 2020 on our performance compared to the high watermark, which is required to be exceeded to earn quarterly performance incentive fees.

Loan origination

Loan origination expenses increased $5.1 million, or 119%, during the quarter ended March 31, 2021, as compared to the same period in 2020, primarily reflecting the increases in our loan originations produced through our correspondent production activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased $3.1 million during the quarter ended March 31, 2021, as compared to the same period in 2020, due to borrower assistance expenses we incurred relating to loans in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the COVID-19 pandemic as an alternative to incurring losses in the CRT arrangements.

Compensation

Compensation expense increased $1.7 million during the quarter ended March 31, 2021, as compared to 2020, primarily due to increased share-based compensation expense, reflecting the increase in expected future vestings of equity awards as a result of our projected earnings performance achieving the targets included in the outstanding performance-based awards.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Common overhead allocation from PFSI	$571	$1,540
Bank service charges	460	541
Technology	409	429
Insurance	435	339
Other	602	871
	$2,477	$3,720

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

The Company’s effective tax rate was 21.3% with consolidated pretax income of $91 million for the quarter ended March 31, 2021. The Company’s taxable REIT subsidiary (“TRS”) recognized tax expense of $19.4 million on pretax income of $88.1 million for the quarter ended March 31, 2020. For the same period in 2020, the TRS recognized tax expense of $10.1 million on pretax loss of $21.8 million, while the Company’s reported consolidated pretax loss for the quarter ended March 31, 2020 was $584.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2021, the valuation allowance was reduced to $0 from the $110,000 valuation allowance recorded at December 31, 2020 as the result of positive GAAP income at the TRS for the quarter ended March 31, 2021. The amount of the deferred tax asset considered realizable could be adjusted in future periods based on future income.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable and in December 2020, the Taxpayer Certainty and Disaster Tax Relief Act was signed into law.  No material changes in our effective income tax rates resulted from either Act.  While the CARES Act provides for carry back of losses from 2018, 2019 and 2020, the TRS does not have taxable income from prior years to which the losses could be carried back.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2021	2020
	(in thousands)
Assets
Cash	$92,842	$57,704
Investments:
Short-term	108,375	127,295
Mortgage-backed securities at fair value	1,916,485	2,213,922
Loans acquired for sale at fair value	4,646,761	3,551,890
Loans at fair value	117,647	151,734
ESS	—	131,750
Derivative and credit risk transfer strip assets	182,969	164,318
Deposits securing credit risk transfer arrangements	2,664,420	2,799,263
MSRs	2,441,214	1,755,236
REO	17,715	28,709
	12,095,586	10,924,117
Other	333,826	510,190
Total assets	$12,522,254	$11,492,011
Liabilities
Debt:
Short-term	$6,160,149	$6,326,269
Long-term	3,512,051	2,348,140
	9,672,200	8,674,409
Other	492,911	520,743
Total liabilities	10,165,111	9,195,152
Shareholders’ equity	2,357,143	2,296,859
Total liabilities and shareholders’ equity	$12,522,254	$11,492,011

Total assets increased by approximately $1.0 billion, or 9%, during the period from December 31, 2020 through March 31, 2021, primarily due to a $1.1 billion increase in loans acquired for sale at fair value and a $686.0 million increase in MSRs, partially offset by a $ 297.4 million decrease in MBS.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Correspondent loan purchases:
Agency-eligible	$34,953,955	$18,926,679
Government-insured or guaranteed-for sale to PLS	18,288,791	14,237,403
Home equity lines of credit	36	1,003
	$53,242,782	$33,165,085

During the quarter ended March 31, 2021, we purchased for sale $53.2 billion in fair value of correspondent production loans as compared to $33.2 billion during the quarter ended March 31, 2020. Our ability to increase the level of correspondent production reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Credit sensitive assets:
Change in firm commitment to purchase CRT securities
Fair value		$(519,162)
Expected face amount		554,690
		35,528
Interest rate sensitive assets:
MSRs received in loan sales and purchased	$407,696	248,822
MBS (net of sales)	(41,464)	1,126,757
ESS received pursuant to a recapture agreement	557	379
	366,789	1,375,958
	$366,789	$1,411,486

Our acquisitions during the quarter ended March 31, 2021 and 2020 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2021				December 31, 2020
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Freddie Mac	$653,039	$654,051	9.9	2.0%	$1,311,036	$1,253,755	4.4	2.7%
Fannie Mae	$1,263,446	$1,263,614	10.0	2.0%	902,886	863,758	5.3	2.5%
	$1,916,485	$1,917,665			$2,213,922	$2,117,513

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	March 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(109,570)	$(202,792)
CRT derivatives	44,676	31,795
	(64,894)	(170,997)
Deposits securing CRT arrangements	2,664,420	2,799,263
Interest-only security payable at fair value	(18,922)	(10,757)
	$2,580,604	$2,617,509
UPB of loans subject to credit guarantee obligations	$48,403,684	$58,697,942

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2021:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Cumulative defaults	$1	$15	$201	$449	$154	$35	$853
Cumulative losses	$—	$0	$23	$65	$20	$4	$111

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,615	$3,234	$602	$629	$559	$150	$6,789
25 - 30%	1,343	2,939	564	574	529	158	6,107
30 - 35%	1,518	3,611	801	794	660	211	7,595
35 - 40%	1,524	4,206	1,086	955	764	264	8,799
40 - 45%	1,503	5,057	1,512	1,314	1,050	373	10,809
>45%	969	4,074	1,988	843	350	81	8,305
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Weighted average	33.8%	36.0%	38.8%	36.5%	35.2%	35.6%	36.0%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$68	$330	$135	$52	$36	$22	$643
650 - 699	471	2,285	1,292	785	497	239	5,569
700 - 749	2,171	7,079	2,369	1,786	1,287	409	15,101
750 or greater	5,751	13,364	2,743	2,479	2,092	567	26,996
Not available	11	63	14	7	-	-	95
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Weighted average	761	751	736	744	749	741	749

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$3,877	$7,845	$2,073	$1,591	$1,533	$478	$17,397
80-85%	1,394	4,334	1,559	1,421	1,033	320	10,061
85-90%	567	1,387	313	265	215	67	2,814
90-95%	799	2,488	761	633	449	147	5,277
95-100%	1,835	7,067	1,847	1,199	682	225	12,855
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Weighted average	81.1%	83.7%	83.6%	82.9%	81.1%	81.4%	82.9%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$6,047	$16,685	$5,744	$4,961	$3,887	$1,232	$38,556
80-85%	1,224	4,096	595	112	19	4	6,050
85-90%	948	1,959	168	29	5	-	3,109
90-95%	234	339	41	7	1	-	622
95-100%	18	37	4	-	-	-	59
>100%	1	5	1	-	-	1	8
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Weighted average	72.8%	72.2%	68.0%	62.7%	57.3%	54.1%	69.1%
(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$999	$2,438	$810	$571	$763	$220	$5,801
FL	881	2,198	802	532	399	107	4,919
TX	1,009	1,923	496	417	492	204	4,541
VA	421	1,017	242	256	295	110	2,341
MD	306	896	268	291	256	74	2,091
Other	4,856	14,649	3,935	3,042	1,707	522	28,711
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$707	$2,416	$681	$664	$469	$177	$5,114
Southeast	2,758	7,867	2,358	1,785	1,234	379	16,381
Midwest	705	2,195	537	478	343	93	4,351
Southwest	2,310	5,359	1,275	997	742	272	10,955
West	1,992	5,284	1,702	1,185	1,124	316	11,603
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$8,282	$21,898	$5,972	$4,811	$3,756	$1,192	$45,911
90 - 179 Days	30	174	81	50	95	43	473
180+ Days	160	1,046	498	248	60	2	2,014
Foreclosure	—	3	2	—	1	—	6
	$8,472	$23,121	$6,553	$5,109	$3,912	$1,237	$48,404
Bankruptcy	$2	$20	$24	$15	$13	$3	$77

Cash Flows

Our cash flows for the quarter ended March 31, 2021 and 2020 are summarized below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Operating activities	$(1,869,255)	$1,705,250
Investing activities	930,882	(603,960)
Financing activities	973,511	(105,966)
Net cash flows	$35,138	$995,324

Our cash flows resulted in a net increase in cash of $35.1 million during the quarter ended March 31, 2021, as discussed below.

Operating activities

Cash used in operating activities totaled $1.9 billion during the quarter ended March 31, 2021, as compared to cash provided in operating activities of $1.7 billion during the quarter ended March 31, 2020. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2021	2020
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(1,512,058)	$1,051,629
Other	(357,197)	653,621
	$(1,869,255)	$1,705,250

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the quarters presented as well as cash flows relating to related hedging activities.

Investing activities

Net cash provided by our investing activities was $930.9 million for the quarter ended March 31, 2021, as compared to net cash used in our investing activities of $604.0 million for the quarter ended March 31, 2020, due primarily to a shift in investment cash flows relating to our investment in MBS. During the quarter ended March 31, 2020, we made net purchases of MBS totaling $1.0 billion; during the quarter ended March 31, 2021, we recorded net sales and repayments of MBS totaling $223.8 million. This shift was compounded by settlement of excess servicing spread payable from PFSI of $134.6 million.

Financing activities

Net cash provided by our financing activities was $973.5 million for the quarter ended March 31, 2021, as compared to net cash used by our financing activities of $106.0 million for the quarter ended March 31, 2020. This change reflects the increased borrowings to finance the growth in both our inventory of loans acquired for sale and MSRs.

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

The impact of the Pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict. For further discussion of this and other risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 4.10 and 3.78 at March 31, 2021 and December 31, 2020, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2021	2020
	(in thousands)
Average balance outstanding	$5,971,290	$6,302,900
Maximum daily balance outstanding	$7,208,807	$8,664,587
Ending balance	$6,091,973	$6,348,192

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $9.8 billion at March 31, 2021.

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

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 7:1 for the Company and our Operating Partnership; and
•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

On August 7, 2020, PMC entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch providing PMC with the ability to finance servicing advances made to support monthly principal and interest to mortgage-backed securities holders as well as other corporate and escrow advances related to servicing delinquent loans. The committed amount available to PMC under the master repurchase agreement is $300 million.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between March 31, 2021 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2021:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$130,166
Credit Suisse First Boston Mortgage Capital LLC	75,611
Royal Bank of Canada	32,331
JPMorgan Chase & Co.	30,676
Barclays Capital Inc.	26,955
Morgan Stanley Bank, N.A.	18,714
Daiwa Capital Markets America Inc.	14,961
Citibank, N.A.	10,807
Goldman Sachs & Co. LLC	9,460
BNP Paribas Corporate & Institutional Banking	7,646
Wells Fargo Securities, LLC	5,141
Amherst Pierpont Securities LLC	4,488
$366,956

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2021, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Change in fair value	$94,475	$72,615	$52,209	$(59,419)	$(89,852)	$(236,629)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2021, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Pricing spread	$165,887	$80,440	$39,619	$(38,465)	$(75,820)	$(147,372)
Prepayment speed	$213,267	$102,804	$50,496	$(48,777)	$(95,920)	$(185,623)
Annual per-loan cost of servicing	$62,838	$31,419	$15,709	$(15,709)	$(31,419)	$(62,838)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Change in fair value	$86,597	$42,559	$21,098	$(20,744)	$(41,143)	$(80,934)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Change in fair value	$(89,513)	$(51,991)	$(22,776)	$18,525	$33,747	$46,209

Loans at Fair Value

The following table summarizes the estimated change in fair value of our loans at fair value held by VIE as of March 31, 2021, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Change in fair value	$150	$152	$120	$(195)	$(323)	$(1,105)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal actions, claims or proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.1	Third Supplemental Indenture, dated as of March 5, 2021, among the Issuer, the Company and the Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	March 5, 2021

4.2	Form of 5.500% Exchangeable Senior Notes due 2026 (included in Exhibit 4.1).	8-K	March 5, 2021

4.3

Amendment No. 4, dated as of March 30, 2021, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

4.4

Series 2021-FT1 Indenture Supplement, dated as of March 30, 2021, to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

10.1† 10.2† 10.3† 10.4†

Amendment No. 1 to Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).

Form of Performance Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).

Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2021).

* * * *

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (ii) the Consolidated Statements of Operation for the quarter ended March 31, 2021 and March 31, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2021 and March 31, 2020, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2021 and March 31, 2020 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 7, 2021	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2021	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)