Form 10-Q
period 2021-06-30
PennyMac Mortgage Investment Trust
filed 2021-08-06
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2021
Common Shares of Beneficial Interest, $0.01 par value	97,872,349

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2021

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•

our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics such as the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”);

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

•	changes in general business, economic, market, employment and domestic and international political conditions, or in consumer confidence and spending habits from those expected;
•	elimination of the Federal Housing Finance Agency adverse market refinance fee;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	the degree and nature of our competition;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	our substantial amount of debt;
•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;
•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with loans we purchase and later sell or securitize;
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of loans underlying mortgage-backed securities (“MBS”) in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
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

•	the Consumer Financial Protection Bureau and its issued and future rules and the enforcement thereof;
•	changes in government support of homeownership;
•	changes in government or government-sponsored home affordability programs;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020
	(in thousands, except share information)
ASSETS
Cash	$68,616	$57,704
Short-term investments at fair value	44,890	127,295
Mortgage-backed securities at fair value pledged to creditors	2,309,864	2,213,922
Loans acquired for sale at fair value ($5,418,106 and $3,501,847 pledged to creditors, respectively)	5,535,300	3,551,890
Loans at fair value ($344,468 and $147,410 pledged to creditors, respectively)	350,401	151,734
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	131,750
Derivative and credit risk transfer strip assets ($44,951 and $58,699 pledged to creditors, respectively)	88,278	164,318
Deposits securing credit risk transfer arrangements pledged to creditors	2,256,047	2,799,263
Mortgage servicing rights at fair value ($2,522,717 and $1,742,905 pledged to creditors, respectively)	2,551,373	1,755,236
Servicing advances ($71,306 pledged to creditors at June 30, 2021)	111,858	121,820
Real estate acquired in settlement of loans ($9,003 and $15,365 pledged to creditors, respectively)	14,715	28,709
Due from PennyMac Financial Services, Inc.	19,216	8,152
Other	247,554	380,218
Total assets	$13,598,112	$11,492,011
LIABILITIES
Assets sold under agreements to repurchase	$7,193,671	$6,309,418
Mortgage loan participation purchase and sale agreements	28,037	16,851
Notes payable secured by credit risk transfer and mortgage servicing assets	2,829,177	1,924,999
Exchangeable senior notes	496,825	196,796
Asset-backed financing of variable interest entities at fair value	321,875	134,726
Interest-only security payable at fair value	13,185	10,757
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	80,862
Derivative and credit risk transfer strip liabilities at fair value	86,681	263,473
Accounts payable and accrued liabilities	170,458	124,809
Due to PennyMac Financial Services, Inc.	61,883	87,005
Income taxes payable	16,616	23,563
Liability for losses under representations and warranties	36,314	21,893
Total liabilities	11,254,722	9,195,152

Commitments and contingencies ─ Note 16

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 97,911,249 and 97,862,625 common shares, respectively	979	979
Additional paid-in capital	2,138,422	2,096,907
Accumulated deficit	(95,718)	(100,734)
Total shareholders’ equity	2,343,390	2,296,859
Total liabilities and shareholders’ equity	$13,598,112	$11,492,011

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2021	2020
	(in thousands)
ASSETS
Loans at fair value	$343,186	$143,707
Derivative and credit risk transfer assets at fair value	44,951	58,699
Deposits securing credit risk transfer arrangements	2,256,047	2,799,263
Other—interest receivable	240	392
	$2,644,424	$3,002,061
LIABILITIES
Asset-backed financing at fair value	$321,875	$134,726
Derivative and credit risk transfer liabilities at fair value	77,559	229,696
Interest-only security payable at fair value	13,185	10,757
Accounts payable and accrued liabilities—interest payable	240	392
	$412,859	$375,571

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per common share amounts)
Net investment income
Net gains on loans acquired for sale:
From nonaffiliates	$26,096	$158,890	$77,370	$203,504
From PennyMac Financial Services, Inc.	1,630	3,324	3,368	7,485
	27,726	162,214	80,738	210,989
Loan origination fees	45,714	25,208	98,616	49,136
Net gains (losses) on investments:
From nonaffiliates	128,405	489,035	209,945	(311,955)
From PennyMac Financial Services, Inc.	—	(101)	1,651	(14,242)
	128,405	488,934	211,596	(326,197)
Net loan servicing fees:
From nonaffiliates
Contractually specified	124,019	101,823	240,306	196,292
Other	24,902	11,887	41,147	19,078
	148,921	113,710	281,453	215,370
Change in fair value of mortgage servicing rights	(299,498)	(170,848)	(21,216)	(798,049)
Mortgage servicing rights hedging results	94,116	(50,650)	(280,287)	716,536
	(56,461)	(107,788)	(20,050)	133,857
From PennyMac Financial Services, Inc.	11,549	5,128	25,183	8,055
	(44,912)	(102,660)	5,133	141,912
Interest income:
From nonaffiliates	43,686	38,440	79,995	108,589
From PennyMac Financial Services, Inc.	—	2,372	1,280	4,346
	43,686	40,812	81,275	112,935
Interest expense:
To nonaffiliates	79,202	60,256	155,123	140,106
To PennyMac Financial Services, Inc.	—	792	387	2,010
	79,202	61,048	155,510	142,116
Net interest expense	(35,516)	(20,236)	(74,235)	(29,181)
Results of real estate acquired in settlement of loans	(25)	2,856	812	2,888
Other	174	2,005	303	2,257
Net investment income	121,566	558,321	322,963	51,804
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	54,020	52,815	114,855	94,755
Loan servicing fees	20,015	15,533	39,108	30,054
Management fees	11,913	8,288	20,362	17,343
Loan origination	7,986	4,468	17,294	8,717
Loan collection and liquidation	3,975	864	7,832	1,614
Safekeeping	2,592	1,905	4,533	3,563
Professional services	1,897	1,492	4,121	2,988
Compensation	1,328	1,200	3,513	1,719
Other	4,043	3,693	6,520	7,413
Total expenses	107,769	90,258	218,138	168,166
Income (loss) before provision for income taxes	13,797	468,063	104,825	(116,362)
(Benefit from) provision for income taxes	(24,295)	3,443	(4,870)	13,691
Net income (loss)	38,092	464,620	109,695	(130,053)
Dividends on preferred shares	6,235	6,235	12,469	12,469
Net income (loss) attributable to common shareholders	$31,857	$458,385	$97,226	$(142,522)
Earnings (loss) per common share
Basic	$0.32	$4.59	$0.99	$(1.43)
Diluted	$0.32	$4.51	$0.99	$(1.43)
Weighted average common shares outstanding
Basic	97,927	99,689	97,910	99,967
Diluted	98,034	101,592	98,123	99,967
Dividends declared per common share	$0.47	$0.40	$0.94	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2021	12,400	$299,707	97,938	$979	$2,137,933	$(81,476)	$2,357,143
Net income	—	—	—	—	—	38,092	38,092
Share-based compensation	—	—	—	—	1,010	—	1,010
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(46,098)	(46,098)
Repurchase of common shares	—	—	(27)	—	(521)	—	(521)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390

	Quarter ended June 30, 2020
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2020	12,400	$299,707	99,841	$998	$2,126,264	$(603,601)	$1,823,368
Net income	—	—	—	—	—	464,620	464,620
Share-based compensation	—	—	—	—	869	—	869
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.40 per share)	—	—	—	—	—	(39,783)	(39,783)
Repurchase of common shares	—	—	(566)	(5)	(7,556)	—	(7,561)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	109,695	109,695
Share-based compensation	—	—	75	—	2,050	—	2,050
Recognition of cash conversion option included in issuance of Exchangeable Notes	—	—	—	—	39,986	—	39,986
Dividends:
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Common shares ($0.94 per share)	—	—	—	—	—	(92,207)	(92,207)
Repurchase of common shares	—	—	(27)	—	(521)	—	(521)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390

	Six months ended June 30, 2020
	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(130,053)	(130,053)
Share-based compensation	—	—	201	2	(577)	—	(575)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:							—
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Common shares ($0.65 per share)	—	—	—	—	—	(64,792)	(64,792)
Repurchase of common shares	—	—	(1,349)	(13)	(13,330)	—	(13,343)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income (loss)	$109,695	$(130,053)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gains on loans acquired for sale at fair value	(80,738)	(210,989)
Net (gains) losses on investments	(211,596)	326,197
Change in fair value of mortgage servicing rights	21,216	798,049
Mortgage servicing rights hedging results	280,287	(716,536)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(1,280)	(4,346)
Capitalization of interest and fees on loans at fair value	(198)	—
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of VIEs	3,533	26,117
Amortization of debt issuance costs	15,318	7,025
Results of real estate acquired in settlement of loans	(812)	(2,888)
Gain on early extinguishment of debt	—	(1,738)
Share-based compensation expense	2,748	1,054
Purchase of loans acquired for sale at fair value from nonaffiliates	(101,637,247)	(61,986,401)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(2,248,869)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	63,500,106	39,890,722
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	35,474,697	26,112,489
Repurchase of loans subject to representation and warranties	(30,277)	(30,069)
Decrease in servicing advances	9,883	10,437
Increase in due from PennyMac Financial Services, Inc.	(11,007)	(645)
(Increase) decrease in other assets	(316,713)	793,650
Increase (decrease) in accounts payable and accrued liabilities	36,032	(34,933)
Decrease in due to PennyMac Financial Services, Inc.	(25,122)	(3,970)
(Decrease) increase in income taxes payable	(6,947)	13,632
Net cash (used in) provided by operating activities	(2,868,422)	2,607,935
Cash flows from investing activities
Net decrease (increase) in short-term investments	82,405	(182,756)
Purchase of mortgage-backed securities at fair value	(1,682,849)	(1,615,486)
Sale and repayment of mortgage-backed securities at fair value	1,540,636	1,951,303
Sale and repayment of loans at fair value	53,430	37,807
Repurchase of loans at fair value	—	(1,058)
Repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	134,624	17,430
Net settlement of derivative financial instruments	(2,722)	(72,208)
Distribution from credit risk transfer agreements	659,315	362,192
Sale of real estate acquired in settlement of loans	14,806	26,078
Decrease (increase) in margin deposits	191,039	(32,455)
Net cash provided by investing activities	990,684	490,847

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2021	2020
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	107,453,375	79,886,513
Repurchase of assets sold under agreements to repurchase	(106,573,769)	(82,547,315)
Issuance of mortgage loan participation purchase and sale agreements	2,201,634	2,623,439
Repayment of mortgage loan participation purchase and sale agreements	(2,190,448)	(2,530,322)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	659,156	350,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(474,834)	(235,977)
Issuance of Exchangeable Notes	345,000	—
Repayment of Exchangeable Notes	—	(248,262)
Repayment of asset-backed financing of VIEs at fair value	(51,207)	(32,519)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(80,862)	(17,411)
Advances under notes payable secured by mortgage servicing assets	1,162,971	—
Repayment of secured notes payable secured by mortgage servicing assets	(437,970)	—
Payment of debt issuance costs	(18,503)	(10,858)
Payment of contingent underwriting fees	—	(76)
Payment of dividends to preferred shareholders	(12,472)	(12,472)
Payment of dividends to common shareholders	(92,202)	(72,196)
Issuance of common shares	—	5,654
Payment of issuance costs related to common shares	—	(57)
Payment of vested share-based compensation withholdings	(698)	(1,629)
Repurchase of common shares	(521)	(13,343)
Net cash provided by (used in) financing activities	1,888,650	(2,856,831)
Net increase in cash	10,912	241,951
Cash at beginning of period	57,704	104,056
Cash at end of period	$68,616	$346,007

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
•

an entity is required to include shares issuable pursuant to conversion of convertible debt instruments in the determination of diluted earnings per share. Current guidance allows an entity to exclude such shares from the diluted earnings per share calculation if the company has a history and policy of cash settlement;

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

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022 using either the modified retrospective or full retrospective method. The Company intends to adopt ASU 2020-06 beginning in the quarter ending March 31, 2022 using the modified retrospective method.

As detailed in Note 14 — Long-Term Debt, the Company has issued $555 million in unpaid principal balance of exchangeable senior notes that are exchangeable for common shares of beneficial interest (“Common Shares”) (the “Exchangeable Notes”). The Exchangeable Notes will be subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

•

The exchange feature included in the Exchangeable Notes can be settled either in cash or common shares at the option of PennyMac Corp. (“PMC”). As a result of this feature and PMC’s intent to cash settle the Exchangeable Notes, the Company presently excludes the effect of exchange of the Exchangeable Notes from diluted earnings per share as allowed under current accounting standards. Adoption of ASU 2020-06 will require the Company to include common shares issuable pursuant to exchange of the Exchangeable Notes in its determination of diluted earnings per share.

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

Credit Risk

Note 6 — Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

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

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee, which, through June 30, 2020, ranged from two to three and one-half basis points of the UPB, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS.

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

•	Sourcing fees charged to PLS range from one to two basis points of the UPB, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Loan fulfillment fees earned by PLS	$54,020	$52,815	$114,855	$94,755

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,630	$3,324	$3,368	$7,485
UPB of loans sold to PLS	$16,297,216	$11,080,565	$33,856,791	$24,950,845

Purchases of loans acquired for sale from PLS	$—	$2,742	$—	$2,248,869

Tax service fees paid to PLS	$7,128	$4,288	$15,320	$8,268

	June 30, 2021	December 31, 2020
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$202,280	$460,414

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale and loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (distressed loans). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on whether the loans are acquired as prime servicing or distressed loans.

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

Prime Servicing

The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

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

Special Servicing (Distressed Loans)

The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month.  PLS also receives a supplemental servicing fee of $25 per month for each distressed loan.

PLS receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. PLS may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees.

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

Effective July 1, 2020, the 2020 MSR recapture agreement changed the recapture fee payable by PLS to a tiered amount equal to:

•	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
•	35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and
•	30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$630	$607	$1,173	$1,143
Loans at fair value	80	188	217	488
MSRs	19,305	14,738	37,718	28,423
	$20,015	$15,533	$39,108	$30,054
Average investment in:
Loans acquired for sale at fair value	$4,153,241	$2,047,202	$3,887,734	$2,631,047
Loans at fair value:
Distressed	$7,208	$8,919	$7,504	$10,084
Held in VIEs	$103,615	$231,973	$116,298	$242,866
Average MSR portfolio UPB	$191,539,208	$143,856,366	$184,477,096	$140,056,208

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to Common Shares calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between the Manager and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Equity” is the weighted average of the issue price per Common Share of all of the Company’s public offerings, multiplied by the weighted average number of Common Shares outstanding (including restricted share units) in the rolling four-quarter period.

“High watermark” is the quarterly adjustment that reflects the amount by which “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If “net income” is lower than the target yield, the high watermark is increased by the difference. If “net income” is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Base management	$8,648	$8,288	$17,097	$17,343
Performance incentive	3,265	—	3,265	—
	$11,913	$8,288	$20,362	$17,343
Average shareholders' equity amounts used to calculate base management fee expense	$2,340,948	$2,242,460	$2,325,605	$2,354,600

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,268	$1,585	$1,839	$3,125
Compensation	165	120	330	240
Expenses incurred on the Company’s behalf, net	7,804	1,438	9,140	2,709
	$9,237	$3,143	$11,309	$6,074
Payments and settlements during the period (1)	$74,441	$136,352	$187,182	$170,035

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

The Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), has an amended and restated master spread acquisition and MSR servicing agreement with PLS (the “Spread Acquisition Agreement”), pursuant to which the Company may purchase from PLS, from time to time, participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with its participation in the GNMA MSR Facility (defined below).

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended	Six months ended June 30,
	June 30, 2020	2021	2020
(in thousands)	(in thousands)
ESS:
Received pursuant to a recapture agreement	$483	$557	$862
Repayments	$8,122	$134,624	$17,430
Interest income	$2,372	$1,280	$4,346
Net gain (loss) included in Net gains (losses) on investments:
Valuation changes	$(636)	$1,037	$(15,158)
Recapture income	535	614	916
	$(101)	$1,651	$(14,242)

	June 30, 2021	December 31, 2020
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$—	$131,750

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2021 and December 31, 2020.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended	Six months ended June 30,
	June 30, 2020	2021	2020
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$9,665	$80,862	$17,411
Interest expense	$792	$387	$2,010

	June 30, 2021	December 31, 2020
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$—	$80,862

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2021	December 31, 2020
	(in thousands)
Due from PFSI:
MSR recapture	$—	$296
Other	19,216	7,856
	$19,216	$8,152
Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$17,002	$38,142
Fulfillment fees	16,467	20,873
Management fees	11,913	8,686
Correspondent production fees	9,764	13,065
Loan servicing fees	6,737	6,213
Interest on Assets sold to PFSI under agreement to repurchase	—	26
	$61,883	$87,005

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2021	December 31, 2020
	(in thousands)
Loan servicing advances	$111,858	$121,820
Real estate acquired in settlement of loans	5,586	10,334
	$117,444	$132,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cash flows:
Proceeds from sales	$30,181,949	$20,172,571	$63,500,106	$39,890,722
Loan servicing fees received net of guarantee fees	$124,019	$101,823	$240,306	$196,292

The following table summarizes, for the dates presented, collection status information for loans whose transfers are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$198,133,144	$170,502,361
Collection Status (UPB) (1)
Delinquency:
30-89 days delinquent	$893,841	$1,235,981
90 or more days delinquent:
Not in foreclosure	$2,957,384	$4,428,915
In foreclosure	$21,390	$27,494
Bankruptcy	$146,209	$148,866
Custodial funds managed by the Company (2)	$4,937,986	$6,086,724
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$271,175	$530,353
90 days or more	$2,433,277	$3,123,288

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

The Company, through its subsidiary, PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT Agreements. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives in Derivative and credit risk transfer strip assets and Derivative and credit risk transfer strip liabilities.

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

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required the Company to purchase securities that absorb incurred credit losses on such loans. The Company recognized these purchase commitments initially as a component of Net gains on loans acquired for sale; subsequent changes in fair value were recognized in Net gains (losses) on investments. The final sales of loans subject to this type of CRT arrangement were made during September 2020.

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

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
UPB of loans sold		$1,795,130		$16,478,185
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$(262,176)		$292,514
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(7,579)		$(34,228)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	$28,631	13,550	$52,127	30,751
Valuation changes	(9,431)	122,535	3,443	(178,408)
	19,200	136,085	55,570	(147,657)
CRT strips
Realized	31,368	13,355	63,972	28,105
Valuation changes	41,724	113,570	134,946	(116,305)
	73,092	126,925	198,918	(88,200)
Interest-only security payable at fair value	5,737	(847)	(2,428)	10,728
	98,029	262,163	252,060	(225,129)
Firm commitments to purchase CRT securities	—	226,035	—	(266,478)
	98,029	488,198	252,060	(491,607)
Interest income — Deposits securing CRT arrangements	156	507	325	6,606
	$98,185	$481,126	$252,385	$(519,229)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(20,212)	$2,662	$(33,555)	$4,179

	June 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$35,238	$31,795
CRT strips	(67,846)	(202,792)
	$(32,608)	$(170,997)

Deposits securing CRT arrangements	$2,256,047	$2,799,263
Interest-only security payable at fair value	$13,185	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$44,951	$58,699
Deposits securing CRT arrangements (1)	$2,256,047	$2,799,263

UPB of loans — funded CRT arrangements	$41,234,108	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$39,006,255	$54,990,381
30-89 days delinquent	$374,674	$710,872
90-180 days delinquent	$279,480	$693,315
180 or more days delinquent	$1,569,913	$2,297,365
Foreclosure	$3,786	$6,009
Bankruptcy	$73,495	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$135,537	$383,028
90-180 days delinquent	$215,248	$546,344
180 or more days delinquent	$1,314,802	$1,944,663

(1)	Deposits securing credit risk transfer strip liabilities also secure $77.6 million and $229.7 million in CRT strip and CRT derivative liabilities at June 30, 2021 and December 31, 2020, respectively.
(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Investments in Loan Securitizations

Investment in Securities Backed by Loans Secured by Non-Owner Occupied Properties

On June 30, 2021, the Company purchased subordinate mortgage pass-through securities backed by conventional non-owner occupied loans in a transaction sponsored by Citigroup Global Markets Realty Corp,. CMLTI 2021-INV1. CMLTI 2021-INV had an initial UPB totaling approximately $247.7 million.

Cash inflows from these loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. The rights of holders of the subordinate certificates to receive distributions of principal and/or interest, as applicable, is subordinate to the rights of holders of the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinate certificates the Company owns until fully repaid.

The Company’s purchase of subordinate certificates expose PMT to the credit risk in the underlying loans because the Company’s beneficial interests are among the first beneficial interests to absorb credit losses on those assets.

The VIE is consolidated by PMT as the Company determined that it is the primary beneficiary of the VIE. The Company concluded that it is the primary beneficiary of the VIE as it has the power, as servicer of the loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and, as a holder of subordinate securities, that it is exposed to losses that could potentially be significant to the VIE.

For financial reporting purposes, the loans owned by the consolidated VIE are included in Loans at fair value and the securities issued to third parties by the consolidated VIE are included in Asset-backed financing of a variable interest entities at fair value on the Company’s consolidated balance sheets. Both the Loans at fair value and the Asset-backed financing of variable interest entities at fair value included in the consolidated VIE are also included in a separate statement following the Company’s consolidated balance sheets. The Company previously recognized MSRs relating to loans owned by the consolidated VIE. Upon consolidation of the VIE, the Company transferred the MSRs relating to the loans in the VIE to Loans at fair value.

The Company recognizes the interest income earned on the loans owned by the VIE and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIE on its consolidated statements of operations.

Following is a summary of the Company’s investment in non-owner occupied loans:

June 30, 2021
(in thousands)
Loans at fair value	$253,277
Asset-backed financing at fair value	$240,383
Certificates retained at fair value	$12,894

Jumbo Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1 issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The Company includes the balance of the loans held in the trust in Loans at fair value and the certificates issued to nonaffiliates in Asset backed financing of variable interest entities at fair value in its consolidated balance sheets. The Company includes the interest earned on the loans held in the trust in Interest Income – from nonaffiliates and the interest paid to nonaffiliates in Interest Expense – to nonaffiliates in its consolidated statements of operations.

Following is a summary of the Company’s jumbo loan financing:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$1,368	$2,712	$3,267	$5,353
Interest expense	$1,996	$2,470	$2,164	$6,997

	June 30, 2021	December 31, 2020
	(in thousands)
Loans at fair value	$89,909	$143,707
Asset-backed financing at fair value	$81,492	$134,726
Certificates retained at fair value	$8,417	$8,981

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

The Company has also identified its Asset-backed financing of variable interest entities at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$44,890	$—	$—	$44,890
Mortgage-backed securities at fair value	—	2,309,864	—	2,309,864
Loans acquired for sale at fair value	—	5,504,871	30,429	5,535,300
Loans at fair value	—	343,186	7,215	350,401
Derivative and credit risk transfer strip assets:
Call options on interest rate futures purchase contracts	3,500	—	—	3,500
Put options on interest rate futures purchase contracts	1,401	—	—	1,401
Forward purchase contracts	—	23,676	—	23,676
Forward sale contracts	—	5,891	—	5,891
MBS call options	—	2,401	—	2,401
MBS put options	—	3,602	—	3,602
Swaption purchase contracts	—	4,362	—	4,362
CRT derivatives	—	—	44,951	44,951
Interest rate lock commitments	—	—	31,276	31,276
Total derivative assets before netting	4,901	39,932	76,227	121,060
Netting	—	—	—	(32,782)
Total derivative and credit risk transfer strip assets after netting	4,901	39,932	76,227	88,278
Mortgage servicing rights at fair value	—	—	2,551,373	2,551,373
	$49,791	$8,197,853	$2,665,244	$10,880,106
Liabilities:
Asset-backed financing of VIEs at fair value	$—	$321,875	$—	$321,875
Interest-only security payable at fair value	—	—	13,185	13,185
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	1,260	—	1,260
Forward sales contracts	—	44,129	—	44,129
CRT derivatives	—	—	9,713	9,713
Interest rate lock commitments	—	—	1,528	1,528
Total derivative liabilities before netting	—	45,389	11,241	56,630
Netting	—	—	—	(37,795)
Total derivative liabilities after netting	—	45,389	11,241	18,835
Credit risk transfer strips	—	—	67,846	67,846
Total derivative and credit risk transfer strips liabilities	—	45,389	79,087	86,681
	$—	$367,264	$92,272	$421,741

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$127,295	$—	$—	$127,295
Mortgage-backed securities at fair value	—	2,213,922	—	2,213,922
Loans acquired for sale at fair value	—	3,518,015	33,875	3,551,890
Loans at fair value	—	143,707	8,027	151,734
Excess servicing spread purchased from PFSI	—	—	131,750	131,750
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,070	—	—	3,070
Put options on interest rate futures	4,742	—	—	4,742
Forward purchase contracts	—	72,526	—	72,526
Forward sale contracts	—	92	—	92
MBS put options	—	3,220	—	3,220
Swaption purchase contracts	—	8,505	—	8,505
CRT derivatives	—	—	58,699	58,699
Interest rate lock commitments	—	—	72,794	72,794
Total derivative assets before netting	7,812	84,343	131,493	223,648
Netting	—	—	—	(59,330)
Total derivative assets after netting	7,812	84,343	131,493	164,318
Mortgage servicing rights at fair value	—	—	1,755,236	1,755,236
	$135,107	$5,959,987	$2,060,381	$8,096,145
Liabilities:
Asset-backed financing of VIEs at fair value	$—	$134,726	$—	$134,726
Interest-only security payable at fair value	—	—	10,757	10,757
Derivative liabilities:
Forward purchase contracts	—	17	—	17
Forward sales contracts	—	122,884	—	122,884
CRT derivatives	—	—	26,904	26,904
Interest rate lock commitments	—	—	408	408
Total derivative liabilities before netting	—	122,901	27,312	150,213
Netting	—	—	—	(89,532)
Total derivative liabilities after netting	—	122,901	27,312	60,681
Credit risk transfer strips	—	—	202,792	202,792
Total derivative and credit risk transfer strips liabilities	—	122,901	230,104	263,473
	$—	$257,627	$240,861	$408,956

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2021	$34,234	$7,802	$44,676	$(64,858)	$(109,570)	$2,441,214	$2,353,498
Purchases and issuances	14,173	—	—	57,601	—	—	71,774
Repayments and sales	(17,789)	(730)	(28,638)	—	(31,368)	—	(78,525)
Amounts received pursuant to sales of loans	—	—	—	—	—	412,938	412,938
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—
Other factors	(189)	130	19,200	105,573	73,092	(299,498)	(101,692)
	(189)	130	19,200	105,573	73,092	(299,498)	(101,692)
Transfers:
Reclassification of MSRs to loans at fair value resulting from consolidation of a VIE	—	—	—	—	—	(3,281)	(3,281)
Loans from REO	—	13	—	—	—	—	13
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(68,568)	—	—	(68,568)
Balance, June 30, 2021	$30,429	$7,215	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2021	$(168)	$74	$(9,431)	$29,748	$41,724	$(299,498)	$(237,551)

(1)	For the purpose of this table, CRT derivatives, interest rate lock commitments (“IRLCs”), and CRT strips asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2021
(in thousands)
Interest-only security payable:
Balance, March 31, 2021	$18,922
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(5,737)
(5,737)
Balance, June 30, 2021	$13,185
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2021	$(5,737)

	Quarter ended June 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2020	$22,541	$9,122	$157,109	$(185,933)	$79,384	$(174,945)	$5,275	$(409,649)	$1,157,326	$660,230
Purchases and issuances	20,996	—	—	—	172,047	—	—	—	—	193,043
Repayments and sales	(13,475)	(590)	(8,122)	(14,078)	—	(13,355)	—	—	—	(49,620)
Capitalization of interest	—	—	2,372	—	—	—	—	—	—	2,372
ESS received pursuant to a recapture agreement with PFSI	—	—	483	—	—	—	—	—	—	483
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(7,579)	203,127	195,548
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(749)	(121)	(636)	136,085	96,053	126,925	—	226,035	(170,848)	412,744
	(749)	(121)	(636)	136,085	96,053	126,925	—	226,035	(170,848)	412,744
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(263,528)	—	—	—	—	(263,528)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(63,926)	$83,956	$(61,375)	$5,275	$(191,193)	$1,189,605	$1,151,272
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2020	$(704)	$(322)	$(636)	$122,535	$83,956	$113,570	$—	$226,035	$(170,848)	$373,586

(1)	For the purpose of this table, CRT derivatives, IRLCs, CRT strips, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2020
(in thousands)
Interest-only security payable:
Balance, March 31, 2020	$14,134
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	847
847
Balance, June 30, 2020	$14,981
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2020	$847

	Six months ended June 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	30,071	—	—	—	47,897	—	—	77,968
Repayments and sales	(33,859)	(1,314)	(134,624)	(52,127)	—	(63,972)	—	(285,896)
Capitalization of interest and fees	—	198	1,280	—	—	—	—	1,478
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	820,634	820,634
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—
Other factors	342	225	1,037	55,570	(169,942)	198,918	(21,216)	64,934
	342	225	1,037	55,570	(169,942)	198,918	(21,216)	64,934
Transfers:
Reclassification of MSRs to loans at fair value resulting from consolidation of a VIE	—	—	—	—	—	—	(3,281)	(3,281)
Loans from REO	—	79	—	—	—	—	—	79
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	79,407	—	—	79,407
Balance, June 30, 2021	$30,429	$7,215	$—	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Changes in fair value recognized during the period relating to assets still held at June 30, 2021	$157	$75	$—	$3,443	$29,748	$134,946	$(21,216)	$147,153

(1)	For the purpose of this table, CRT derivatives, IRLCs, and CRT strips asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	2,428
2,428
Balance, June 30, 2021	$13,185
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2021	$2,428

	Six months ended June 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$54,930	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	32,287	1,058	—	—	261,966	—	—	—	—	295,311
Repayments and sales	(21,032)	(4,925)	(17,430)	(32,132)	—	(28,105)	—	—	—	(103,624)
Capitalization of interest	—	—	4,346	—	—	—	—	—	—	4,346
ESS received pursuant to a recapture agreement with PFSI	—	—	862	—	—	—	—	—	—	862
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(34,228)	451,949	417,721
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(509)	(1,263)	(15,158)	(147,657)	199,698	(88,200)	—	(266,478)	(798,049)	(1,117,616)
	(509)	(1,263)	(15,158)	(147,657)	199,698	(88,200)	—	(266,478)	(798,049)	(1,117,616)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(388,862)	—	—	—	—	(388,862)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(63,926)	$83,956	$(61,375)	$5,275	$(191,193)	$1,189,605	$1,151,272
Changes in fair value recognized during the period relating to assets still held at June 30, 2020	$(656)	$(1,157)	$(15,158)	$(178,408)	$83,956	$(116,305)	$—	$(266,478)	$(798,049)	$(1,292,255)

(1)	For the purpose of this table, CRT derivatives, IRLCs, CRT strips, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(10,728)
(10,728)
Balance, June 30, 2020	$14,981
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2020	$(10,728)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (comprised of loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	June 30, 2021			December 31, 2020
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$5,530,359	$5,327,754	$202,605	$3,545,100	$3,377,970	$167,130
90 or more days delinquent:
Not in foreclosure	4,746	5,039	(293)	6,591	8,006	(1,415)
In foreclosure	195	235	(40)	199	235	(36)
	4,941	5,274	(333)	6,790	8,241	(1,451)
	$5,535,300	$5,333,028	$202,272	$3,551,890	$3,386,211	$165,679
Loans at fair value:
Loans held in consolidated VIEs:
Current through 89 days delinquent	$340,833	$330,541	$10,292	$140,052	$128,787	$11,265
90 or more days delinquent:
Not in foreclosure	2,353	2,884	(531)	3,655	4,240	(585)
In foreclosure	—	—	—	—	—	—
	2,353	2,884	(531)	3,655	4,240	(585)
	343,186	333,425	9,761	143,707	133,027	10,680
Distressed loans:
Current through 89 days delinquent	2,038	3,936	(1,898)	2,071	4,099	(2,028)
90 or more days delinquent:
Not in foreclosure	2,873	9,826	(6,953)	3,714	12,357	(8,643)
In foreclosure	2,304	6,334	(4,030)	2,242	4,641	(2,399)
	5,177	16,160	(10,983)	5,956	16,998	(11,042)
	7,215	20,096	(12,881)	8,027	21,097	(13,070)
	$350,401	$353,521	$(3,120)	$151,734	$154,124	$(2,390)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2021
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$29,252	$—	$(1,883)	$27,369
Credit risk transfer strips	—	73,092	—	—	73,092
Loans acquired for sale at fair value	99,339	—	—	—	99,339
Loans at fair value	—	(533)	—	504	(29)
MSRs at fair value	—	—	(299,498)	—	(299,498)
	$99,339	$101,811	$(299,498)	$(1,379)	$(99,727)
Liabilities:
Interest-only security payable at fair value	$—	$5,737	$—	$—	$5,737
Asset-backed financing of VIEs at fair value	—	1,582	—	(1,245)	337
	$—	$7,319	$—	$(1,245)	$6,074

	Quarter ended June 30, 2020
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$17,064	$—	$(11,859)	$5,205
Loans acquired for sale at fair value	257,469	—	—	—	257,469
Loans at fair value	—	674	—	546	1,220
ESS at fair value	—	(636)	—	2,372	1,736
Credit risk transfer strips	—	126,925	—	—	126,925
Firm commitment to purchase CRT securities at fair value	(7,579)	226,035	—	—	218,456
MSRs at fair value	—	—	(170,848)	—	(170,848)
	$249,890	$370,062	$(170,848)	$(8,941)	$440,163
Liabilities:
Interest-only security payable	$—	$(847)	$—	$—	$(847)
Asset-backed financing of VIEs at fair value	—	(162)	—	604	442
	$—	$(1,009)	$—	$604	$(405)

	Six months ended June 30, 2021
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(41,865)	$—	$(4,406)	$(46,271)
Credit risk transfer strips	—	198,918	—	—	198,918
Loans acquired for sale at fair value	(7,325)	—	—	—	(7,325)
Loans at fair value	—	(2,784)	—	1,329	(1,455)
ESS at fair value	—	1,037	—	1,280	2,317
MSRs at fair value	—	—	(21,216)	—	(21,216)
	$(7,325)	$155,306	$(21,216)	$(1,797)	$124,968
Liabilities:
Interest-only security payable at fair value	$—	$(2,428)	$—	$—	$(2,428)
Asset-backed financing of VIEs at fair value	—	2,483	—	(456)	2,027
	$—	$55	$—	$(456)	$(401)

	Six months ended June 30, 2020
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$133,031	$—	$(23,861)	$109,170
Loans acquired for sale at fair value	405,027	—	—	—	405,027
Loans at fair value	—	(3,337)	—	839	(2,498)
ESS at fair value	—	(15,158)	—	4,346	(10,812)
Credit risk transfer strips	—	(88,200)	—	—	(88,200)
Firm commitment to purchase CRT securities at fair value	(34,228)	(266,478)	—	—	(300,706)
MSRs at fair value	—	—	(798,049)	—	(798,049)
	$370,799	$(240,142)	$(798,049)	$(18,676)	$(686,068)
Liabilities:
Interest-only security payable at fair value	$—	$10,728	$—	$—	$10,728
Asset-backed financing of VIEs at fair value	—	1,766	—	(3,095)	(1,329)
	$—	$12,494	$—	$(3,095)	$9,399

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2021	$—	$—	$4,747	$4,747
December 31, 2020	$—	$—	$12,656	$12,656

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Real estate asset acquired in settlement of loans	$(564)	$(47)	$(768)	$(1,195)

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

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	June 30, 2021		December 31, 2020
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,829,177	$2,838,844	$1,924,999	$1,871,276
Exchangeable senior notes	$496,825	$575,263	$196,796	$207,428

The fair value of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes are based on non-affiliate broker indications of fair value.

Valuation Governance

Most of the Company’s assets, its Asset-backed financing of VIEs at fair value, Interest-only security payable at fair value and Derivative and credit risk transfer strip liabilities are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures. The fair value of the Company’s IRLCs is developed by PFSI’s Capital Markets Risk Management staff and is reviewed by PFSI’s Capital Markets Operations group.

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•

Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale at fair value and all of the loans at fair value held in VIEs, are categorized as “Level 2” fair value assets:

•	For loans acquired for sale, the fair values are established using the loans’ contracted selling price or quoted market price or market price equivalent.
•

For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to loans secured by the Company included in the VIEs.

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

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include discount rate (pricing spread) and prepayment rate (prepayment speed). Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of ESS are included in Net gains (losses) on investments in the consolidated statements of operations. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$44,951	$58,699
Liabilities	$9,713	$26,904
UPB of loans in reference pools	$9,769,411	$13,854,426
Key inputs (1)
Discount rate
Range	5.5% – 6.2%	6.7% – 9.0%
Weighted average	6.1%	7.3%
Voluntary prepayment speed (2)
Range	13.8% – 14.4%	20.8% – 23.5%
Weighted average	13.9%	21.9%
Involuntary prepayment speed (3)
Range	(0.5)% – 1.2%	(0.8)% – 1.1%
Weighted average	(0.1)%	(0.2)%
Remaining loss expectation (4)
Range	(0.5)% – 0.6%	(0.6)% – 0.6%
Weighted average	(0.1)%	(0.3)%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)

Involuntary prepayment speed is measured using Life Involuntary CPR. The negative involuntary prepayment speed reflects the expectation for reinstatement to the reference pool of a portion of the loans that previously triggered losses due to delinquency while under CARES Act forbearance upon their projected re-performance, as contractually provided for in certain CRT Agreements.

(4)

Remaining loss expectation is measured as expected future contractual losses divided by the UPB of the reference loans. The negative remaining loss expectation reflects the expectation of contractual reversals of previously incurred contractual losses due to the expected re-performance of a portion of the loans that experienced delinquency while under CARES Act forbearance.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loan will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loan.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated MSR attributed to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2021	December 31, 2020
Fair value (in thousands) (1)	$29,748	$72,386
Key inputs (2)
Pull-through rate
Range	40.0% – 100%	44.6% – 100%
Weighted average	94.7%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.2 – 6.6	2.0 – 5.3
Weighted average	4.9	4.4
Percentage of UPB
Range	0.3% – 2.5%	0.5% – 1.9%
Weighted average	1.4%	1.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach.The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains (losses) on investments.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strips:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value CRT strip liabilities	$67,846	$202,792
UPB of loans in the reference pools	$31,464,697	$44,843,516
Key inputs (1)
Discount rate
Range	4.8% – 7.2%	6.0% – 8.4%
Weighted average	6.8%	8.0%
Voluntary prepayment speed (2)
Range	19.0% – 19.1%	25.0% – 30.2%
Weighted average	19.1%	26.2%
Involuntary prepayment speed (3)
Range	0.5% – 1.3%	0.8% – 1.7%
Weighted average	0.6%	1.0%
Remaining loss expectation (4)
Range	0.3% – 0.8%	0.3% – 0.6%
Weighted average	0.4%	0.4%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

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

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment speeds of the underlying loans and the annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – from nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increases, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$412,938	$203,127	$820,634	$451,949
UPB of underlying loans	$29,585,783	$19,458,673	$62,034,674	$38,799,943
Weighted average annual servicing fee rate (in basis points)	27	28	27	29
Key inputs (1)
Pricing spread (2)
Range	6.0% – 8.0%	8.1% – 11.3%	6.0% – 8.0%	6.7% – 11.3%
Weighted average	6.8%	8.2%	7.4%	7.5%
Prepayment speed (3)
Range	6.2% – 8.9%	9.0% – 19.4%	6.0% – 9.3%	9.0% – 20.9%
Weighted average	8.0%	9.9%	7.8%	11.1%
Equivalent average life (in years)
Range	3.9 - 8.7	3.7 - 8.0	3.9 – 8.9	3.6 – 8.0
Weighted average	8.1	7.4	8.3	6.9
Annual per-loan cost of servicing
Range	$80 – $81	$79 – $79	$80 – $81	$78 – $79
Weighted average	$80	$79	$80	$78

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2021	December 31, 2020
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$2,551,373	$1,755,236
UPB of underlying loans	$198,300,614	$170,728,322
Weighted average annual servicing fee rate (in basis points)	27	28
Weighted average note interest rate	3.3%	3.6%
Key inputs (1)
Pricing spread (2)
Range	6.3% – 9.4%	8.0% – 11.1%
Weighted average	6.3%	8.0%
Effect on fair value of:
5% adverse change	$(36,431)	$(31,400)
10% adverse change	$(71,892)	$(61,718)
20% adverse change	$(140,042)	$(119,305)
Prepayment speed (3)
Range	9.2% – 23.6%	12.4% – 28.8%
Weighted average	9.7%	12.8%
Equivalent average life (in years)
Range	3.1 – 7.6	2.9 – 6.8
Weighted average	7.3	6.5
Effect on fair value of:
5% adverse change	$(54,633)	$(48,136)
10% adverse change	$(107,223)	$(94,244)
20% adverse change	$(206,714)	$(180,820)
Annual per-loan cost of servicing
Range	$80 – $95	$78 – $121
Weighted average	$80	$81
Effect on fair value of:
5% adverse change	$(16,532)	$(11,846)
10% adverse change	$(33,064)	$(23,692)
20% adverse change	$(66,129)	$(47,385)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$1,916,485	$3,947,420	$2,213,922	$2,839,633
Purchases	423,660	—	1,682,849	1,615,486
Sales	—	(1,112,761)	(1,300,653)	(1,601,490)
Repayments	(57,650)	(226,878)	(239,983)	(349,813)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(1,883)	(11,859)	(4,406)	(23,861)
Valuation adjustments	29,252	17,064	(41,865)	133,031
	27,369	5,205	(46,271)	109,170
Balance at end of period	$2,309,864	$2,612,986	$2,309,864	$2,612,986

Following is a summary of the Company’s investment in MBS:

	June 30, 2021				December 31, 2020
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value
	(in thousands)
Freddie Mac	$722,730	$23,132	$(11,862)	$734,000	$1,253,755	$32,414	$24,867	$1,311,036
Fannie Mae	1,547,656	49,267	(21,059)	1,575,864	863,758	23,692	15,436	902,886
	$2,270,386	$72,399	$(32,921)	$2,309,864	$2,117,513	$56,106	$40,303	$2,213,922

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at June 30, 2021 and December 31, 2020.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2021	December 31, 2020
	(in thousands)
Agency-eligible (1)	$5,302,591	$3,057,601
Held for sale to PLS — Government insured or guaranteed (2)	202,280	460,414
Home equity lines of credit	4,555	5,566
Commercial real estate	988	1,010
Repurchased pursuant to representations and warranties	24,886	27,299
	$5,535,300	$3,551,890
Loans pledged to secure:
Assets sold under agreements to repurchase	$5,389,265	$3,484,202
Mortgage loan participation purchase and sale agreements	28,841	17,645
	$5,418,106	$3,501,847

(1)	Agency eligibility refers to loans’ eligibility for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.
(2)

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4— Transactions with Related Parties.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6—Variable Interest Entities – Investments in Loan Securitizations as well as distressed loans that were not acquired for sale but may be sold at a later date pursuant to the Company’s determination that such a sale represents the most advantageous disposition strategy for the identified loan.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	June 30, 2021	December 31, 2020
	(in thousands)
Loans in VIEs:
Fixed interest rate jumbo loans	$89,909	$143,707
Loans secured by non-owner occupied properties	253,277	—
	343,186	143,707
Distressed loans	7,215	8,027
	$350,401	$151,734
Loans at fair value pledged to secure:
Asset-backed financings of VIEs at fair value	$343,186	$143,707
Assets sold under agreements to repurchase	1,282	3,703
	$344,468	$147,410

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2021	December 31, 2020
	(in thousands)
Derivative assets	$88,278	$164,318
Credit risk transfer strip assets	—	—
	$88,278	$164,318
Derivative liabilities	$18,835	$60,681
Credit risk transfer strip liabilities	67,846	202,792
	$86,681	$263,473

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

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, loans held in VIEs, IRLCs, MSRs and MBS financing.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Subject to master netting agreements─used for economic hedging purposes (2):
Call options on interest rate futures purchase contracts	1,050,000	$3,500	$—	1,450,000	$3,070	$—
Put options on interest rate futures purchase contracts	1,570,000	1,401	—	2,800,000	4,742	—
Forward purchase contracts	9,016,801	23,676	1,260	17,563,549	72,526	17
Forward sale contracts	17,781,827	5,891	44,129	26,615,716	92	122,884
MBS call options	1,750,000	2,401	—	—	—	—
MBS put options	2,950,000	3,602	—	3,625,000	3,220	—
Swaption purchase contracts	3,097,500	4,362	—	3,655,000	8,505	—
Swap futures	2,795,000	—	—	1,950,000	—	—
Bond futures	286,500	—	—	66,500	—	—
Not subject to master netting arrangements:
CRT derivatives	9,769,411	44,951	9,713	13,854,426	58,699	26,904
Interest rate lock commitments	6,455,877	31,276	1,528	10,588,208	72,794	408
Total derivative instruments before netting		121,060	56,630		223,648	150,213
Netting		(32,782)	(37,795)		(59,330)	(89,532)
		$88,278	$18,835		$164,318	$60,681
Margin deposits placed with derivative counterparties, net		$5,013			$30,197
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$44,951			$58,699

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives, IRLCs and repurchase agreement derivatives. As of June 30, 2021 and

December 31, 2020, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	June 30, 2021			December 31, 2020
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures purchase contracts	$3,500	$—	$3,500	$3,070	$—	$3,070
Put options on interest rate futures purchase contracts	1,401	—	1,401	4,742	—	4,742
Forward purchase contracts	23,676	—	23,676	72,526	—	72,526
Forward sale contracts	5,891	—	5,891	92	—	92
MBS call options	2,401	—	2,401	—	—	—
MBS put options	3,602	—	3,602	3,220	—	3,220
Swaption purchase contracts	4,362	—	4,362	8,505	—	8,505
Netting	—	(32,782)	(32,782)	—	(59,330)	(59,330)
	44,833	(32,782)	12,051	92,155	(59,330)	32,825
Not subject to master netting arrangements:
CRT derivatives	44,951	—	44,951	58,699	—	58,699
Interest rate lock commitments	31,276	—	31,276	72,794	—	72,794
	76,227	—	76,227	131,493	—	131,493
	$121,060	$(32,782)	$88,278	$223,648	$(59,330)	$164,318

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$44,951	$—	$—	$44,951	$58,699	$—	$—	$58,699
Interest rate lock commitments	31,276	—	—	31,276	72,794	—	—	72,794
J.P. Morgan Securities LLC	725	—	—	725	—	—	—	—
RJ O’Brien & Associates, LLC	4,902	—	—	4,902	7,813	—	—	7,813
Bank of America, N.A.	4,062	—	—	4,062	15,406	—	—	15,406
PNC Capital Markets LLC	—	—	—	—	3,138	—	—	3,138
Citigroup Global Markets Inc.	—	—	—	—	2,416	—	—	2,416
Deutsche Bank Securities LLC	—	—	—	—	1,602	—	—	1,602
Mitsubishi UFJ Sec	—	—	—	—	1,070	—	—	1,070
Other	2,362	—	—	2,362	1,380	—	—	1,380
	$88,278	$—	$—	$88,278	$164,318	$—	$—	$164,318

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2021			December 31, 2020
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$1,260	$—	$1,260	$17	$—	$17
Forward sales contracts	44,129	—	44,129	122,884	—	122,884
Netting	—	(37,795)	(37,795)	—	(89,532)	(89,532)
	45,389	(37,795)	7,594	122,901	(89,532)	33,369
Not subject to master netting arrangements
CRT derivatives	9,713	—	9,713	26,904	—	26,904
Interest rate lock commitments	1,528	—	1,528	408	—	408
	56,630	(37,795)	18,835	150,213	(89,532)	60,681
Assets sold under agreements to repurchase:
UPB	7,197,536	—	7,197,536	6,317,928	—	6,317,928
Unamortized debt issuance costs	(3,865)	—	(3,865)	(8,510)	—	(8,510)
	7,193,671	—	7,193,671	6,309,418	—	6,309,418
	$7,250,301	$(37,795)	$7,212,506	$6,459,631	$(89,532)	$6,370,099

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

	June 30, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,528	$—	$—	$1,528	$408	$—	$—	$408
CRT derivatives	9,713	—	—	9,713	26,904	—	—	26,904
Bank of America, N.A.	1,366,829	(1,366,829)	—	—	414,044	(414,044)	—	—
Barclays Capital Inc.	1,081,361	(1,081,246)	—	115	922,959	(922,035)	—	924
RBC Capital Markets, L.P.	921,198	(921,198)	—	—	765,892	(765,892)	—	—
Credit Suisse Securities (USA) LLC	809,674	(805,872)	—	3,802	1,059,547	(1,054,636)	—	4,911
J.P. Morgan Securities LLC	806,998	(806,998)	—	—	359,573	(357,211)	—	2,362
Daiwa Capital Markets	518,677	(518,677)	—	—	728,207	(727,562)	—	645
BNP Paribas	367,916	(367,560)	—	356	164,414	(163,548)	—	866
Wells Fargo Securities, LLC	349,857	(349,857)	—	—	148,854	(140,796)	—	8,058
Citigroup Global Markets Inc.	336,774	(335,834)	—	940	830,161	(830,161)	—	—
Goldman Sachs & Co. LLC	259,748	(259,372)	—	376	149,272	(144,883)	—	4,389
Morgan Stanley & Co. LLC	250,005	(248,936)	—	1,069	367,493	(366,415)	—	1,078
Amherst Pierpont Securities LLC	135,419	(135,157)	—	262	153,224	(153,224)	—	—
Mizuho Securities	—	—	—	—	279,321	(277,521)	—	1,800
Federal Home Loan Mortgage Corporation	—	—	—	—	5,883	—	—	5,883
Other	674	—	—	674	2,453	—	—	2,453
	$7,216,371	$(7,197,536)	$—	$18,835	$6,378,609	$(6,317,928)	$—	$60,681

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statement of operations line	2021	2020	2021	2020
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$94,605	$4,572	$(42,638)	$72,803
CRT derivatives	Net gains (losses) on investments	$19,200	$136,085	$55,570	$(147,657)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(166,100)	$(91,897)	$131,376	$(232,265)
Mortgage servicing rights	Net loan servicing fees	$94,116	$(50,650)	$(280,287)	$716,536
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net gains (losses) on investments	$75	$(16,739)	$51	$48,192

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan are shown in the rollforward of IRLCs for the period in Note 7— Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips

Credit risk transfer strips contractually restricted from sale (1)	June 30, 2021	December 31, 2020
	(in thousands)
Currently unrestricted	$447	$—
Through December 4, 2021	9,908	(168,539)
To maturity	(78,201)	(34,253)
	$(67,846)	$(202,792)

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$2,441,214	$1,157,326	$1,755,236	$1,535,705
MSRs resulting from loan sales	412,938	203,127	820,634	451,949
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(229,885)	(111,649)	107,782	(674,896)
Other changes in fair value (2)	(69,613)	(59,199)	(128,998)	(123,153)
	(299,498)	(170,848)	(21,216)	(798,049)
Reclassification to loans at fair value resulting from consolidation of a VIE (3)	(3,281)	—	(3,281)	—
Balance at end of period	$2,551,373	$1,189,605	$2,551,373	$1,189,605

	June 30, 2021	December 31, 2020
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$2,522,717	$1,742,905

(1)	Primarily reflects changes in pricing spread, prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.
(3)

As discussed in Note 6—Variable Interest Entities – Investment in Securities Backed by Loans Secured by Non-Owner Occupied Properties, the Company consolidated a VIE holding certain loans for which it had previously recognized MSRs. Upon initial consolidation of the VIE the Company reclassified the MSRs relating to loans in the consolidated VIE to Loans at fair value.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Contractually-specified servicing fees	$124,019	$101,823	$240,306	$196,292
Ancillary and other fees:
Late charges	351	399	763	899
Other	24,551	11,488	40,384	18,179
	$148,921	$113,710	$281,453	$215,370

Note 13— Short-Term Borrowings

The borrowing facilities described throughout these Notes 13 and 14 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2021.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.34%	1.24%	1.47%	1.85%
Average balance	$5,733,765	$4,755,992	$5,862,480	$5,529,446
Total interest expense	$23,282	$17,071	$51,941	$54,822
Maximum daily amount outstanding	$7,198,610	$6,627,618	$8,440,669	$8,664,587

(1)

Excludes the effect of amortization of debt issuance costs of $4.1 million and $9.2 million for the quarter and six months ended June 30, 2021, respectively, and $2.4 million and $3.9 million for the quarter and six months ended June 30, 2020, respectively.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,197,536	$6,317,928
Unamortized debt issuance costs	(3,865)	(8,510)
	$7,193,671	$6,309,418
Weighted average interest rate	1.36%	1.36%
Available borrowing capacity (1):
Committed	$51,064	$483,767
Uncommitted	3,742,908	4,151,905
	$3,793,972	$4,635,672
Margin deposits placed with counterparties included in Other assets	$8,910	$141,808
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,309,864	$2,213,922
Loans acquired for sale at fair value	$5,389,265	$3,484,202
Loans at fair value	$1,282	$3,703
MSRs (2)	$1,531,396	$1,166,090
Servicing advances	$71,306	$—
Real estate acquired in settlement of loans	$9,003	$15,365
Deposits securing CRT arrangements	$—	$2,799,263

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2021	Unpaid principal balance
(in thousands)
Within 30 days	$3,463,395
Over 30 to 90 days	2,812,944
Over 90 days to 180 days	921,197
$7,197,536
Weighted average maturity (in months)	1.7

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2021:

Loans, REO and MSRs

Counterparty	Amount at risk	Weighted average maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$148,606	September 16, 2021	March 31, 2023
Bank of America, N.A.	$70,990	July 28, 2021	June 7, 2023
Barclays Capital Inc.	$65,069	September 20, 2021	November 3, 2022
RBC Capital Markets, L.P.	$56,318	October 13, 2021	May 10, 2022
JPMorgan Chase & Co.	$10,918	August 17, 2021	June 6, 2023
BNP Paribas	$20,752	July 30, 2021	July 30, 2021
Wells Fargo Securities, LLC	$20,531	September 23, 2021	October 6, 2022
Citibank, N.A.	$18,336	August 3, 2021	August 3, 2021
Goldman Sachs & Co. LLC	$15,630	September 12, 2021	December 23, 2022
Morgan Stanley & Co. LLC	$14,337	September 18, 2021	November 2, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$16,818	July 16, 2021
Barclays Capital Inc.	$15,961	July 18, 2021
JPMorgan Chase & Co.	$23,366	July 6, 2021
Daiwa Capital Markets America Inc.	$20,344	July 19, 2021
Amherst Pierpont Securities LLC	$5,940	July 19, 2021

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.36%	1.57%	1.38%	2.17%
Average balance	$32,152	$39,048	$35,638	$40,174
Total interest expense	$141	$210	$305	$548
Maximum daily amount outstanding	$89,072	$96,570	$89,072	$96,570

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $62,000 for the quarter and six months ended June 30, 2021, respectively, and $57,000 and $113,000 for the quarter and six months ended June 30, 2020, respectively.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$28,037	$16,851
Unamortized debt issuance costs	—	—
	$28,037	$16,851
Weighted average interest rate	1.48%	1.39%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$28,841	$17,645

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

Following is a summary of the secured CRT Term Notes issued:

					Maturity date (2)
Term notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension
		(in thousands)
2021 1R	March 04, 2021	$659,156	$549,254	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	415,089	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	124,365	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	120,654	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	333,452	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	121,526	2.00%	March 29, 2022	March 27, 2024
			$1,664,340

(1)	Spread over 1-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the Term Notes under the conditions specified in the respective agreements.

PMC finances mortgage servicing rights through the issuance of FMSR VFN to institutional buyers under an agreement to repurchase. The FMSR VFN has a committed borrowing capacity of $700 million and matures on August 10, 2021.

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

During March 2021, the Company, through PMC and PMH, terminated a loan and security agreement entered into on February 1, 2018, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities, and entered into a similar borrowing arrangement with Citibank, N.A. The aggregate loan amount available under the loan and security agreement with Citibank, N.A. increased to $700 million from $175 million, bears interest at a rate indexed to LIBOR plus a margin, with index replacement provisions related to the transition from LIBOR, and will mature on January 3, 2022. Advances under the loan and security agreement are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	3.13%	3.07%	3.13%	3.58%
Average balance	$2,917,356	$1,934,476	$2,590,852	$1,897,344
Total interest expense	$24,174	$15,449	$42,773	$35,067
Maximum daily amount outstanding	$3,180,129	$1,973,252	$3,235,942	$2,032,665

(1)

Excludes the effect of amortization of debt issuance costs of $1.4 million and $2.5 million for the quarter and six months ended June 30, 2021, respectively, and $620,000 and $1.2 million for the quarter and six months ended June 30, 2020, respectively.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$2,839,341	$1,930,018
Unamortized debt issuance costs	(10,164)	(5,019)
	$2,829,177	$1,924,999
Weighted average interest rate	2.86%	2.99%
Assets securing notes payable:
MSRs (1)	$2,522,717	$1,742,905
CRT Agreements:
Deposits securing CRT arrangements	$2,256,047	$2,799,263
Derivative assets	$44,951	$58,699

(1)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Exchangeable Notes

On March 5 and March 9, 2021, PMC issued $345 million aggregate principal amount of exchangeable senior notes (the “2026 Exchangeable Notes”) in a private offering.  The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2026 Exchangeable Notes bear interest at a rate of 5.50% per year, payable semiannually. The 2026 Exchangeable Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025. The exchange rate equals 46.1063 common shares per $1,000 principal amount of the 2026 Exchangeable Notes and is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Average balance	$495,032	$242,469	$390,053	$343,316
Total interest expense	$10,310	$4,343	$15,852	$11,609

	June 30, 2021	December 31, 2020
	(in thousands)
Carrying value:
UPB	$555,000	$210,000
Unamortized debt issuance costs and conversion option	(58,175)	(13,204)
	$496,825	$196,796

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 - Variable Interest Entities - Investments in Loan Securitizations:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Average balance	$95,069	$222,578	$107,672	$231,672
Total interest expense	$1,996	$2,470	$2,164	$6,997
Weighted average interest rate	3.17%	3.36%	3.20%	3.38%

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$321,875	$134,726
UPB	$314,783	$131,835
Weighted average interest rate	3.57%	3.56%

The asset-backed financings of the VIEs are non-recourse liabilities and secured solely by the assets of the consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the respective certificates.

Maturity of Long-Term Debt

Annual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended June 30,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,464,340	$121,526	$1,443,560	$549,254	$—	$350,000	$—
Exchangeable senior notes	555,000	—	—	—	210,000	345,000	—
Asset-backed financing of variable interest entities at fair value (2)	314,783	—	—	—	—	—	314,783
Interest-only security payable at fair value (2)	13,185	—	—	—	—	—	13,185
Total	$3,347,308	$121,526	$1,443,560	$549,254	$210,000	$695,000	$327,968

(1)	Based on stated maturity. As discussed above, certain of the notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturities do not reflect expected repayments as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 15—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$28,967	$7,300	$21,893	$7,614
Provision for losses:
Pursuant to loan sales	8,472	3,215	16,985	4,245
Reduction in liability due to change in estimate	(1,095)	(211)	(2,519)	(1,555)
Losses incurred, net	(30)	(79)	(45)	(79)
Balance, end of period	$36,314	$10,225	$36,314	$10,225
UPB of loans subject to representations and warranties at end of period	$193,579,850	$135,538,011

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2021
(in thousands)
Commitments to purchase loans acquired for sale	$6,455,877

Note 17—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
Preferred						Quarter		Six months
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2021	2020	2021	2020
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

The Company entered into separate equity distribution agreements to sell from time to time, through ATM equity offering programs under which the counterparties will act as sales agent and or principal, the Company’s common shares. On June 15, 2021, the Company completed its existing ATM equity-offering program and commenced a new ATM equity-offering program having an aggregate offering price of up to $200 million. Following is a summary of the activities under the ATM equity-offering program:

Six months ended June 30, 2020
(in thousands)
Number of common shares issued	241
Gross proceeds	$5,654
Net proceeds	$5,597

At June 30, 2021, the Company had approximately $200 million of common shares of beneficial interest available for issuance under its ATM equity-offering program.

Common Share Repurchase Program

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common shares of beneficial interest repurchase authorization from $300 million to $400 million. Under the program, as amended, the Company may repurchase up to $400 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2021	2020	2021	2020	total (1)
	(in thousands)
Common shares repurchased	27	566	27	1,349	17,525
Cost of common shares repurchased	$521	$7,561	$521	$13,343	$254,413

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2021.

Note 18— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(222,271)	$21,842	$(815,060)	$(47,112)
Hedging activities	(292,226)	(234,191)	171,050	(257,569)
	(514,497)	(212,349)	(644,010)	(304,681)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	—	(7,579)	—	(34,228)
Receipt of MSRs in mortgage loan sale transactions	412,938	203,127	820,634	451,949
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(8,472)	(3,215)	(16,985)	(4,245)
Reduction of liability due to change in estimate	1,095	211	2,519	1,555
	(7,377)	(3,004)	(14,466)	(2,690)
Change in fair value of loans and derivatives
IRLCs	94,605	4,572	(42,638)	72,803
Loans	(85,699)	31,829	(2,476)	(4,953)
Hedging derivatives	126,126	142,294	(39,674)	25,304
	135,032	178,695	(84,788)	93,154
	540,593	371,239	721,380	508,185
Total from nonaffiliates	26,096	158,890	77,370	203,504
From PFSI ‒ cash gain	1,630	3,324	3,368	7,485
	$27,726	$162,214	$80,738	$210,989

Note 19— Net Gains (Losses) on Investments

Net gains (losses) on investments are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$29,252	$17,064	$(41,865)	$133,031
Loans at fair value:
Held in VIEs	(664)	795	(3,009)	(2,074)
Distressed	131	(121)	225	(1,263)
CRT arrangements	98,029	262,163	252,060	(225,129)
Firm commitment to purchase CRT securities	—	226,035	—	(266,478)
Asset-backed financing of VIEs at fair value	1,582	(162)	2,483	1,766
Hedging derivatives	75	(16,739)	51	48,192
	128,405	489,035	209,945	(311,955)
From PFSI ‒ ESS	—	(101)	1,651	(14,242)
	$128,405	$488,934	$211,596	$(326,197)

Note 20—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$215	$892	$441	$2,519
Mortgage-backed securities	7,806	9,883	16,092	25,451
Loans acquired for sale at fair value	32,613	16,081	55,520	47,604
Loans at fair value:
Held in VIEs	1,368	2,712	3,267	5,353
Distressed	40	233	293	292
Deposits securing CRT arrangements	156	507	325	6,606
Placement fees relating to custodial funds	1,472	8,116	4,004	20,514
Other	16	16	53	250
	43,686	38,440	79,995	108,589
From PFSI ‒ ESS	—	2,372	1,280	4,346
	43,686	40,812	81,275	112,935
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	23,282	17,071	51,941	54,822
Mortgage loan participation purchase and sale agreements	141	210	305	548
Notes payable secured by credit risk transfer and mortgage servicing assets	24,174	15,449	42,773	35,067
Exchangeable Notes	10,310	4,343	15,852	11,609
Asset-backed financings of VIEs at fair value	1,996	2,470	2,164	6,997
Interest shortfall on repayments of loans serviced for Agency securitizations	18,536	19,804	40,576	29,243
Interest on loan impound deposits	763	909	1,512	1,820
	79,202	60,256	155,123	140,106
To PFSI ‒ Assets sold under agreement to repurchase	—	792	387	2,010
	79,202	61,048	155,510	142,116
Net interest expense	$(35,516)	$(20,236)	$(74,235)	$(29,181)

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

 The Company's equity incentive plan allows for the grant of restricted and performance-based share unit awards.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Grants:
Restricted share units	4	—	105	92
Performance share units	42	—	126	112
	46	—	231	204
Grant date fair value:
Restricted share units	$75	$—	$1,992	$1,978
Performance share units	797	—	2,399	2,428
	$872	$—	$4,391	$4,406
Vestings:
Restricted share units	—	—	100	123
Performance share units (1)	—	—	37	143
	—	—	137	266
Compensation expense relating to share-based grants	$1,010	$869	$2,748	$1,054

(1)	The actual number of performance-based RSUs that vested during the six months ended June 30, 2021 was 37,000 common shares, which is 100% of the originally granted performance-based RSUs.

	June 30, 2021
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	193	202
Grant date average fair value per unit	$20.05	$19.88

Note 22—Income Taxes

The Company’s effective tax rate was (176.1)% and (4.6)% with consolidated pretax income of $13.8 million and $104.8 million for the quarter and six months ended June 30, 2021, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $24.3 million on a pretax loss of $149.6 million for the quarter ended June 30, 2021 and tax benefit of $4.9 million on a pretax loss of $61.5 million for the six months ended June 30, 2021. The TRS losses were primarily due to fair value declines in MSR values. For the same periods in 2020, the TRS recognized a tax expense of $3.4 million on a pretax income of $89.9 million and a tax expense of $13.5 million on a pretax income of $68.1 million, respectively. The Company’s reported consolidated pretax income was $468.1 million for the quarter ended June 30, 2020 and a pretax loss for the six months ended June 30, 2020 of $116.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2021, the valuation allowance was increased to $5.7 million from the $110,000 valuation allowance recorded at December 31, 2020 as the result of a GAAP loss at the TRS for the six months ended June 30, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the 5.375% exchangeable notes due May 1, 2020 (the “2020 Notes”), by the weighted average common shares outstanding, assuming all dilutive securities were issued. As discussed in Note 14—Long-Term Debt- Exchangeable Notes, PMC issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. The Company intends to cash settle the Exchangeable Notes. Therefore, the effect of conversion of the Exchangeable Notes presently is excluded from diluted earnings (loss) per share.

As discussed in Note 2 - Basis of Presentation and Accounting Change - Pending Accounting Change, effective for the quarter ending March 31, 2022, the Company will adopt ASU 2020-06, which will require inclusion of the common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per share calculation.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands except per share amounts)
Net income (loss)	$38,092	$464,620	$109,695	$(130,053)
Dividends on preferred shares	(6,235)	(6,235)	(12,469)	(12,469)
Effect of participating securities—share-based compensation awards	(80)	(903)	(169)	(123)
Net income (loss) attributable to common shareholders	31,777	457,482	97,057	(142,645)
Interest on the 2020 Notes, net of income taxes	—	715	—	—
Income attributable to participating securities	—	14	—	—
Diluted net income (loss) attributable to common shareholders	$31,777	$458,211	$97,057	$(142,645)
Weighted average basic shares outstanding	97,927	99,689	97,910	99,967
Shares issuable pursuant to exchange of the Exchangeable Notes	—	1,705	—	—
Shares issuable under share-based compensation plan	107	198	213	—
Diluted weighted average number of shares outstanding	98,034	101,592	98,123	99,967
Basic earnings (loss) per share	$0.32	$4.59	$0.99	$(1.43)
Diluted earnings (loss) per share	$0.32	$4.51	$0.99	$(1.43)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Shares issuable under share-based compensation plan	107	142	—	236
Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	—	—	5,086

Note 24—Segments

The Company operates in four segments as described in Note 1 — Organization.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains on loans acquired for sale	$1	$—	$27,725	$—	$27,726
Net gains on investments	98,413	29,992	—	—	128,405
Net loan servicing fees	—	(44,912)	—	—	(44,912)
Net interest (expense) income:
Interest income	401	10,056	32,519	710	43,686
Interest expense	16,177	39,141	23,884	—	79,202
	(15,776)	(29,085)	8,635	710	(35,516)
Other	20	—	45,843	—	45,863
	82,658	(44,005)	82,203	710	121,566
Expenses:
Loan fulfillment and servicing fees payable to PFSI	80	19,936	54,019	—	74,035
Management fees	—	—	—	11,913	11,913
Other	4,061	1,507	9,150	7,103	21,821
	4,141	21,443	63,169	19,016	107,769
Pretax income (loss)	$78,517	$(65,448)	$19,034	$(18,306)	$13,797
Total assets at end of quarter	$2,361,218	$5,374,157	$5,738,154	$124,583	$13,598,112

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (losses) gains on loans acquired for sale	$(7,573)	$—	$169,787	$—	$162,214
Net gains on investments	472,269	16,665	—	—	488,934
Net loan servicing fees	—	(102,660)	—	—	(102,660)
Net interest (expense) income:
Interest income	1,133	23,585	15,957	137	40,812
Interest expense	8,796	38,093	13,502	657	61,048
	(7,663)	(14,508)	2,455	(520)	(20,236)
Other	3,014	—	25,318	1,737	30,069
	460,047	(100,503)	197,560	1,217	558,321
Expenses:
Loan fulfillment and servicing fees payable to PFSI	240	15,294	52,814	—	68,348
Management fees	—	—	—	8,288	8,288
Other	1,014	1,691	5,168	5,749	13,622
	1,254	16,985	57,982	14,037	90,258
Pretax income (loss)	$458,793	$(117,488)	$139,578	$(12,820)	$468,063
Total assets at end of quarter	$1,743,620	$4,307,113	$2,412,751	$620,235	$9,083,719

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gain on loans acquired for sale	$—	$—	$80,738	$—	$80,738
Net gain (loss) on investments	252,684	(41,088)	—	—	211,596
Net loan servicing fees	—	5,133	—	—	5,133
Net interest (expense) income:
Interest income	1,052	23,576	55,314	1,333	81,275
Interest expense	33,439	76,452	45,619	—	155,510
	(32,387)	(52,876)	9,695	1,333	(74,235)
Other	908	—	98,823	—	99,731
	221,205	(88,831)	189,256	1,333	322,963
Expenses:
Loan fulfillment and servicing fees payable to PFSI	218	38,890	114,855	—	153,963
Management fees	—	—	—	20,362	20,362
Other	8,210	2,321	19,796	13,486	43,813
	8,428	41,211	134,651	33,848	218,138
Pretax (loss) income	$212,777	$(130,042)	$54,605	$(32,515)	$104,825
Total assets at end of period	$2,361,218	$5,374,157	$5,738,154	$124,583	$13,598,112

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net (losses) gains on loans acquired for sale	$(39,880)	$—	$250,869	$—	$210,989
Net (losses) gains on investments	(446,841)	120,644	—	—	(326,197)
Net loan servicing fees	—	141,912	—	—	141,912
Net interest (expense) income:
Interest income	7,689	56,827	47,364	1,055	112,935
Interest expense	23,362	79,701	37,811	1,242	142,116
	(15,673)	(22,874)	9,553	(187)	(29,181)
Other	3,180	—	49,305	1,796	54,281
	(499,214)	239,682	309,727	1,609	51,804
Expenses:
Loan fulfillment and servicing fees payable to PFSI	541	29,514	94,754	—	124,809
Management fees	—	—	—	17,343	17,343
Other	1,926	2,873	10,088	11,127	26,014
	2,467	32,387	104,842	28,470	168,166
Pretax (loss) income	$(501,681)	$207,295	$204,885	$(26,861)	$(116,362)
Total assets at end of period	$1,743,620	$4,307,113	$2,412,751	$620,235	$9,083,719

Note 25—Supplemental Cash Flow Information

	Six months ended June 30,
	2021	2020
	(in thousands)
Payments:
Income taxes, net	$2,076	$60
Interest	$159,731	$168,941
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$1,166
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$820,634	$451,949
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$557	$862
Recognition of mortgage loans at fair value held by a VIE	$249,995	$—
Reclassification of MSRs to loans at fair value resulting from consolidation of a VIE	$3,281	$—
Non-cash financing activities:
Dividends declared, not paid	$46,098	$39,789
Recognition of asset-backed secured financing	$240,383	$—

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
•

A liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in forbearance but were current at the time they entered forbearance.

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2021	$1,051,787	$512,922	11%	6%	$86,514	$68,559
December 31, 2020	$1,101,318	$438,530	16%	6%	$101,116	$59,158

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, all agreements to repurchase assets that matured before the date of this Report were extended or renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements and the related notes of PennyMac Mortgage Investment Trust (“PMT”) included within this Quarterly Report on Form 10-Q (the “Report”).

Statements contained in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Report and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Report are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Report to the words “we,” “us,” “our” and the “Company” refer to PMT.

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

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”).

Credit Sensitive Investments

CRT Arrangements

At present, we are no longer creating new CRT investments as the Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments as of the end of 2020. During the six months ended June 30, 2021, we recognized investment gain of $252.1 million relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling $2.2 billion at June 30, 2021.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the six months ended June 30, 2021, we received $820.6 million of MSRs as proceeds from sales of loans acquired for sale. We held $2.6 billion of MSRs at fair value at June 30, 2021.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.7 billion and sold $1.3 billion of MBS during the six months ended June 30, 2021. The purchases and sales during the period reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets. We held MBS with fair values totaling $2.3 billion at June 30, 2021.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$30,181,949	$20,172,571	$63,500,106	$39,890,722
To PennyMac Financial Services, Inc.	17,054,083	11,603,280	35,474,697	26,112,489
	$47,236,032	$31,775,851	$98,974,803	$66,003,211
Net gain on loans acquired for sale	$27,726	$162,214	$80,738	$210,989
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$412,938	$203,127	$820,634	$451,949

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

Non-Cash Investment Income

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

The amounts of non-cash investment income (loss) items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net gains (losses) on investments:
Mortgage-backed securities	$29,252	$17,064	$(41,865)	$133,031
Loans:
Held in a variable interest entities	(664)	795	(3,009)	(2,074)
Distressed	74	(320)	158	(208)
ESS	—	(101)	1,651	(14,242)
CRT arrangements	32,293	236,105	138,389	(294,713)
Firm commitment to purchase CRT securities	—	226,035	—	(266,478)
Interest-only security payable at fair value	5,737	(847)	(2,428)	10,728
Asset-backed financing of VIEs	1,582	(162)	2,483	1,766
	68,274	478,569	95,379	(432,190)
Net gains on loans acquired for sale (1)	540,593	371,239	721,380	508,185
Net loan servicing fees—MSR valuation adjustments	(299,498)	(170,848)	(21,216)	(798,049)
	$309,369	$678,960	$795,543	$(722,054)
Net investment income	$121,566	$558,321	$322,963	$51,804
Non-cash items as a percentage of net investment income	254%	122%	246%	N/M

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
•

Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property acquired in settlement of the loan has been sold;

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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$121,566	$558,321	$322,963	$51,804
Expenses	107,769	90,258	218,138	168,166
Pretax income (loss)	13,797	468,063	104,825	(116,362)
(Benefit from) provision for income taxes	(24,295)	3,443	(4,870)	13,691
Net income (loss)	38,092	464,620	109,695	(130,053)
Dividends on preferred shares	6,235	6,235	12,469	12,469
Net income (loss) attributable to common shareholders	$31,857	$458,385	$97,226	$(142,522)
Pretax income (loss) by segment:
Credit sensitive strategies	$78,517	$458,793	$212,777	$(501,681)
Interest rate sensitive strategies	(65,448)	(117,488)	(130,042)	207,295
Correspondent production	19,034	139,578	54,605	204,885
Corporate	(18,306)	(12,820)	(32,515)	(26,861)
	$13,797	$468,063	$104,825	$(116,362)
Annualized return on average common shareholder's equity	6.2%	103.0%	9.5%	(15.2)%
Earnings (loss) per common share:
Basic	$0.32	$4.59	$0.99	$(1.43)
Diluted	$0.32	$4.51	$0.99	$(1.43)
Dividends per common share	$0.47	$0.40	$0.94	$0.65

	June 30, 2021	December 31, 2020
Total assets	$13,598,112	$11,492,011
Book value per common share (1)	$20.77	$20.30
Closing price per common share	$21.06	$17.59

(1)

As described in Note 2 – Basis of Presentation and Accounting Change, beginning in 2022, the portion of PMT’s Exchangeable Notes originally allocated to additional paid-in capital will be reclassified to the carrying value of the Exchangeable Notes. Giving effect to this change on the pro forma basis, PMT’s book value as of June 30, 2021 would have been $20.38.

During 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans. During the six months ended June 30, 2021, the level of such delinquency has gradually decreased. As of June 30, 2021, 1.4% of the loans in our MSR portfolio were in COVID-19 pandemic related forbearance provided for under the CARES Act.

The emergence of the COVID-19 pandemic created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. Since the first quarter of 2020, the credit markets have recovered somewhat, as reflected most recently in the $252.1 million in fair value gains we recognized during the six months ended June 30, 2021.

The mortgage origination market for 2020 was estimated at $4.1 trillion. Current forecasts estimate the origination market to approximate $3.9 trillion for 2021. The uncertainties and strains on many mortgage lenders induced by the COVID-19 pandemic and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the COVID-19 pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the COVID-19 pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities during most of 2020. With the return of other market participants and moderating demand for mortgage loans, our gain-on-sale margins in our correspondent production activities have moderated from 2020 levels.

The current environment caused by COVID-19 in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this continuing situation on our future prospects are difficult to anticipate. For further discussion of this and other risks applicable to us, see our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

Our net income decreased by $426.5 million during the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020, reflecting the lower gains in fair value of our credit investments and lower gain on sale margins in our correspondent production activities compared to the quarter ended June 30, 2020. The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the decrease in net gains on our CRT arrangements of $390.2 million as compared to the quarter ended June 30, 2020, when fair values of credit-related assets recovered sharply from low levels experienced early in the Pandemic.

•

Our interest rate sensitive strategies segment performed more positively during the quarter ended June 30, 2021 than during the quarter ended June 30, 2020, affected by the decrease in interest rates. We recognized an increase in net servicing fees of $57.7 million caused by our more favorable hedging results compounded by growth in servicing fees due to growth in our servicing portfolio, a $12.2 million increase in gains on MBS and an $11.8 million increase in net interest expense.

•

Reduced gains volume in our correspondent production segment reflects the tighter gain on sale margins experienced in the market during the quarter ended June 30, 2021, compared to the elevated gain on sale margins experienced in the same period in 2020, resulting in a $120.5 million decrease in pretax income.

•	Our benefit from income taxes of $24.3 reflects the fair value declines in MSRs held in PMT’s taxable subsidiary compared to prior period provision for income taxes of $3.4 million.

Our results of operations increased by $239.7 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, reflecting the effect of the improved fair value performance of our CRT-related investments partially offset by declines in both MSR valuation performance net of hedging results and MBS fair values. The increase in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects the severe impact of market conditions during the six months ended June 30, 2020 on our investments in CRT arrangements; during the six months ended June 30, 2021, we recognized a $743.7 million increase in net gains on our CRT arrangements as compared to the six months ended June 30, 2020.

•

Our interest rate sensitive strategies segment was negatively affected by a decrease in net servicing fees of $136.8 million caused by fair value adjustments to our investment in MSRs net of hedging results, a $174.9 million decrease in gains on MBS and a $30.0 million decrease in net interest expense.

•

Growth in production volume in our correspondent production segment was more than offset by reductions in our gain on sale margins during the six months ended June 30, 2021, as industry capacity caught up with loan demand, resulting in a $150.3 million decrease in pretax income as compared to the same period in 2020.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net gains on loans acquired for sale	$27,726	$162,214	$80,738	$210,989
Net loan origination fees	45,714	25,208	98,616	49,136
Net gains (losses) on investments	128,405	488,934	211,596	(326,197)
Net loan servicing fees	(44,912)	(102,660)	5,133	141,912
Net interest expense	(35,516)	(20,236)	(74,235)	(29,181)
Other	149	4,861	1,115	5,145
	$121,566	$558,321	$322,963	$51,804

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(222,271)	$21,842	$(815,060)	$(47,112)
Hedging activities	(292,226)	(234,191)	171,050	(257,569)
	(514,497)	(212,349)	(644,010)	(304,681)
Non-cash gain:
Receipt of MSRs in loan sale transactions	412,938	203,127	820,634	451,949
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(8,472)	(3,215)	(16,985)	(4,245)
Reduction in liability due to change in estimate	1,095	211	2,519	1,555
	(7,377)	(3,004)	(14,466)	(2,690)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	—	(7,579)	—	(34,228)
Change in fair value during the period of financial instruments:
IRLCs	94,605	4,572	(42,638)	72,803
Loans	(85,699)	31,829	(2,476)	(4,953)
Hedging derivatives	126,126	142,294	(39,674)	25,304
	135,032	178,695	(84,788)	93,154
	540,593	371,239	721,380	508,185
Total from nonaffiliates	26,096	158,890	77,370	203,504
From PFSI—cash	1,630	3,324	3,368	7,485
	$27,726	$162,214	$80,738	$210,989

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$30,332,297	$24,804,113	$64,330,116	$49,913,197
Acquisition of loans for sale:
To nonaffiliates	$30,479,292	$20,321,497	$64,241,132	$37,161,332
To PFSI	16,174,868	11,360,777	33,614,940	25,247,691
	$46,654,160	$31,682,274	$97,856,072	$62,409,023

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2021, as compared to the same periods in 2020, reflect the tightening of gain on sale margins, partially offset by increased loan acquisition volume.

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

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates offset our cash losses on the sale of loans and exceed our total gain on sale of loans at fair value for the quarter and six months ended June 30, 2021. These estimates change as circumstances change, and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations. Our methods to measure and update the measurements of our MSRs are detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report. During the time we were selling loans into CRT arrangements we recognized the fair value of our commitment to purchase CRT securities when we sold loans subject to CRT arrangements. This fair value represents the difference between the expected fair value of the CRT securities we committed to purchase and their contractual purchase price.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $8.5 million and $17.0 million for the quarter and six months ended June 30, 2021, respectively, and $3.2 million and $4.2 million for the quarter and six months ended June 30, 2020, respectively. The increase in the provision relating to current loan sales reflects the increase on our loan sales volume as well as fewer loans being subject to credit risk transfer arrangements.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Indemnification activity unpaid principal balance ("UPB"):
Loans indemnified at beginning of period	$3,696	$5,937	$4,583	$5,697
New indemnifications	—	—	—	450
Less: Indemnified loans repaid or refinanced	186	—	1,073	210
Loans indemnified at end of period	$3,510	$5,937	$3,510	$5,937
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$213	$603
Repurchase activity (UPB):
Loans repurchased	$14,183	$13,829	$30,277	$30,111
Less:
Loans repurchased by correspondent sellers	14,652	10,499	22,699	16,652
Loans resold or repaid by borrowers	2,881	2,388	9,145	3,625
Net loans (resold or repaid) repurchased with losses chargeable to liability to representations and warranties	$(3,350)	$942	$(1,567)	$9,834
Net losses charged to liability for representations and warranties	$30	$79	$45	$79
At end of period:
Loans subject to representations and warranties	$193,579,850	$135,538,011
Liability for representations and warranties	$36,314	$10,225

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.1 million and $2.5 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2021, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during the quarter and six months ended June 30, 2021, as compared to the same periods in 2020, reflects an increase in our purchases of loans with delivery fees.

Net Gains (Losses) on Investments

Net gains (losses) on investments are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$29,252	$17,064	$(41,865)	$133,031
Loans at fair value:
Held in VIEs	(664)	795	(3,009)	(2,074)
Distressed	131	(121)	225	(1,263)
CRT arrangements	98,029	262,163	252,060	(225,129)
Firm commitment to purchase CRT securities	—	226,035	—	(266,478)
Asset-backed financings of VIEs at fair value	1,582	(162)	2,483	1,766
Hedging derivatives	75	(16,739)	51	48,192
	128,405	489,035	209,945	(311,955)
From PFSI—ESS	—	(101)	1,651	(14,242)
	$128,405	$488,934	$211,596	$(326,197)

The decrease in net gain on investments for the the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020 was caused primarily by decreased gains from our CRT arrangements and Firm commitment to purchase CRT securities during the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020. The decrease in gains from CRT arrangements reflects the partial recovery in fair value during the quarter ended June 30, 2020, from the dislocation in the credit markets experienced in the prior quarter due to the onset of the COVID-19 Pandemic, which was not repeated during the quarter and six months ended June 30, 2021.

The shift in net gain on investments from a net loss for the six months ended June 30, 2020, as compared to a gain for the six months ended June 30, 2021, reflects the effect of the disruption in the credit markets during 2020 on our CRT investments, which has partially reversed as reflected in the valuation gains recognized during the six months ended June 30, 2021.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2021, we recognized net valuation gain of $29.3 million and net valuation loss of $41.9 million, respectively, as compared to gains of $17.1 million and $133.0 million for the same periods in 2020, respectively. The gains and losses recognized during the quarter and six months ended June 30, 2021, respectively, reflect the volatility of interest rates markets during the periods as compared to the quarter and six months ended June 30, 2020.

Loans at fair value – Held in VIEs

Loans at fair value held in VIEs incurred a loss of $664,000 and $3.0 million during the quarter and six months ended June 30, 2021, respectively, as compared to a gain of $795,000 and a loss of $2.1 million during the quarter and six months ended June 30, 2020, respectively. The losses during the quarter and six months ended June 30, 2021 reflect the effect of faster actual and expected prepayments on the pool of collateral adversely impacting the fair value of the loans. The gains recognized during the quarter ended June 30, 2020 and the loss recognized during the six months ended June 30, 2020 reflect the dislocation of the credit markets during the first quarter of 2020 caused by the onset of COVID-19 pandemic followed by a partial recovery during the quarter ended June 30, 2020.

Loans at Fair Value – Distressed

The results on our investment in distressed loans increased by $252,000 and $1.5 million during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in results reflects the substantial liquidation of our remaining investment in distressed loans. Our investment in distressed loans was $7.2 million as of June 30, 2021.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
UPB of loans sold		$1,795,130		$16,478,185
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$(262,176)		$292,514
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(7,579)		$(34,228)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	$28,631	13,550	$52,127	30,751
Valuation changes	(9,431)	122,535	3,443	(178,408)
	19,200	136,085	55,570	(147,657)
CRT strips
Realized	31,368	13,355	63,972	28,105
Valuation changes	41,724	113,570	134,946	(116,305)
	73,092	126,925	198,918	(88,200)
Interest-only security payable at fair value	5,737	(847)	(2,428)	10,728
	98,029	262,163	252,060	(225,129)
Firm commitments to purchase CRT securities	—	226,035	—	(266,478)
	98,029	488,198	252,060	(491,607)
Interest income — Deposits securing CRT arrangements	156	507	325	6,606
	$98,185	$481,126	$252,385	$(519,229)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(20,212)	$2,662	$(33,555)	$4,179

	June 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$35,238	$31,795
CRT strips	(67,846)	(202,792)
	$(32,608)	$(170,997)

Deposits securing CRT arrangements	$2,256,047	$2,799,263
Interest-only security payable at fair value	$13,185	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$44,951	$58,699
Deposits securing CRT arrangements (1)	$2,256,047	$2,799,263

UPB of loans — funded CRT arrangements	$41,234,108	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$39,006,255	$54,990,381
30-89 days delinquent	$374,674	$710,872
90-180 days delinquent	$279,480	$693,315
180 or more days delinquent	$1,569,913	$2,297,365
Foreclosure	$3,786	$6,009
Bankruptcy	$73,495	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$135,537	$383,028
90-180 days delinquent	$215,248	$546,344
180 or more days delinquent	$1,314,802	$1,944,663

(1)	Deposits securing credit risk transfer strip liabilities also secure $77.6 million and $229.7 million in CRT strip and CRT derivative liabilities at June 30, 2021 and December 31, 2020, respectively.
(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the quarter and six months ended June 30, 2021 reflects a decrease in market discount rates as the credit markets continue to recover from the dislocation experienced during the first quarter of 2020 as a result of the onset of the COVID-19 Pandemic and the performance of the loans underlying this investment continue to improve.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.7 million for the six months ended June 30, 2021, as compared to fair value losses of $0.1 million and $14.2 million for the quarter and six months ended June 30, 2020, respectively. The gains were driven by the positive influence on expected future cash flows of the generally rising interest rates during the portion of 2021 that the ESS was outstanding, as compared to the quarter and six months ended June 30, 2020. The remaining balance of the ESS was sold to PLS during the quarter ended March 31, 2021.

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Contractually specified (1)	$124,019	$101,823	$240,306	$196,292
Other	24,902	11,887	41,147	19,078
Effect of changes of fair value of MSRs:
Realization of cashflows	(69,613)	(59,199)	(128,998)	(123,154)
Market changes	(229,885)	(111,649)	107,782	(674,895)
	(299,498)	(170,848)	(21,216)	(798,049)
Hedging results	94,116	(50,650)	(280,287)	716,536
	(205,382)	(221,498)	(301,503)	(81,513)
Net servicing fees from non-affiliates	(56,461)	(107,788)	(20,050)	133,857
From PFSI—MSR recapture income	11,549	5,128	25,183	8,055
Net loan servicing fees	$(44,912)	$(102,660)	$5,133	$141,912
Average servicing portfolio	$191,539,208	$143,856,366	$184,477,096	$140,056,208

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net loan servicing fees increased $57.7 million and decreased $136.8 million during the quarter and six months ended June 30, 2021, respectively, compared to the quarter and six months ended June 30, 2020.  The variation in results is due primarily to variation between the periods in the changes in the valuation net of hedging results, which were impacted by the differing movement and volatility of interest rates in each period, as well as the increase in servicing fees in 2021 compared to the same periods in 2020 due to the increase in size of the servicing portfolio.

The FHFA recently announced the elimination of a 50 basis point adverse market refinance fee on Fannie Mae and Freddie Mac mortgage refinance transactions effective August 1, 2021. The elimination of the FHFA adverse market refinance fee will reduce the cost of refinancing a residential mortgage loan with a new conventional conforming loan and is expected to increase future prepayment rates on mortgage loans underlying our MSRs.

The effects of the increase in prepayment rates resulting from the elimination of the adverse market refinance fee will be reflected in our results for the quarter ending September 30, 2021.  If the adverse market refinance fee had been eliminated as of June 30, 2021, based upon our MSRs held at such date, we estimate that the fair value of the MSRs would have experienced a one-time decrease in fair value of approximately $50.0 million. This estimate is based upon the MSRs we held as of June 30, 2021, which may differ materially from the size and composition of the MSRs that we hold at September 30, 2021, and is not intended as an estimate or projection of the decrease in the fair value of our MSRs as of September 30, 2021.

The amount of any such change in the fair value of the MSRs is difficult to predict and depends upon a variety of factors, including the size and composition of our MSR holdings at such date and, most significantly, changes in market interest rates as well as other factors taken into account in determining fair value.  The amount of any change in fair value at September 30, 2021 may differ significantly from our estimate for the fair value change based upon the MSRs we held as of June 30, 2021.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30, 2021			Quarter ended June 30, 2020
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$215	$248,196	0.34%	$892	$1,039,623	0.34%
Mortgage-backed securities	7,806	1,951,102	1.58%	9,883	3,053,494	1.28%
Loans acquired for sale at fair value	32,613	4,153,241	3.11%	16,081	2,047,202	3.11%
Loans at fair value:
Held by variable interest entity	1,368	103,615	5.22%	2,712	231,973	4.63%
Distressed	40	7,208	2.20%	233	8,919	10.33%
	1,408	110,823	5.03%	2,945	240,892	4.84%
ESS from PFSI	—	—		2,372	154,745	6.06%
Deposits securing CRT arrangements	156	2,503,261	0.02%	507	1,802,182	0.11%
	42,198	8,966,623	1.86%	32,680	8,338,138	1.55%
Placement fees relating to custodial funds	1,472			8,116
Other	16			16
	43,686	$8,966,623	1.93%	40,812	$8,338,138	1.94%
Liabilities:
Assets sold under agreements to repurchase	$23,282	$5,733,765	1.61%	$17,071	$4,755,992	1.42%
Mortgage loan participation purchase and sale agreements	141	32,152	1.73%	210	39,048	2.13%
Notes payable secured by credit risk transfer and mortgage servicing assets	24,174	2,917,356	3.28%	15,449	1,934,476	3.16%
Exchangeable senior notes	10,310	495,032	8.24%	4,343	242,469	7.09%
Asset-backed financings of variable interest entities at fair value	1,996	95,069	8.31%	2,470	222,578	4.39%
Assets sold to PFSI under agreement to repurchase	—	—	—	792	94,338	3.32%
	59,903	9,273,374	2.56%	40,335	7,288,901	2.19%
Interest shortfall on repayments of loans serviced for Agency securitizations	18,536			19,804
Interest on loan impound deposits	763			909
	79,202	$9,273,374	3.38%	61,048	$7,288,901	3.31%
Net interest expense	$(35,516)			$(20,236)
Net interest margin			-1.57%			-0.84%
Net interest spread			-1.45%			-1.38%

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$441	$260,133	0.34%	$2,519	$728,643	0.68%
Mortgage-backed securities	16,092	1,978,496	1.62%	25,451	3,299,160	1.53%
Loans acquired for sale at fair value	55,520	3,887,734	2.84%	47,604	2,631,047	3.58%
Loans at fair value:
Held by variable interest entity	3,267	116,298	5.59%	5,353	242,866	4.36%
Distressed	293	7,504	7.77%	292	10,084	5.73%
	3,560	123,802	5.72%	5,645	252,950	4.41%
ESS from PFSI	1,280	43,484	5.85%	4,346	164,115	5.24%
Deposits securing CRT arrangements	325	2,622,897	0.02%	6,606	1,862,186	0.70%
	77,218	8,916,546	1.72%	92,171	8,938,101	2.04%
Placement fees relating to custodial funds	4,004			20,514
Other	53			250
	81,275	$8,916,546	1.81%	112,935	$8,938,101	2.50%
Liabilities:
Assets sold under agreements to repurchase	$51,941	$5,862,480	1.76%	$54,822	$5,529,446	1.96%
Mortgage loan participation purchase and sale agreements	305	35,638	1.70%	548	40,174	2.70%
Notes payable secured by credit risk transfer and mortgage servicing assets	42,773	2,590,852	3.28%	35,067	1,897,344	3.66%
Exchangeable senior notes	15,852	390,053	8.08%	11,609	343,316	6.69%
Asset-backed financings of variable interest entities at fair value	2,164	107,672	4.00%	6,997	231,672	5.97%
Assets sold to PFSI under agreement to repurchase	387	26,256	2.93%	2,010	99,701	4.04%
	113,422	9,012,951	2.50%	111,053	8,141,653	2.70%
Interest shortfall on repayments of loans serviced for Agency securitizations	40,576			29,243
Interest on loan impound deposits	1,512			1,820
	155,510	$9,012,951	3.43%	142,116	$8,141,653	3.45%
Net interest expense	$(74,235)			$(29,181)
Net interest margin			-1.66%			-0.65%
Net interest spread			-1.62%			-0.95%

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2021			Six months ended June 30, 2021
	vs.			vs.
	Quarter ended June 30, 2020			Six months ended June 30, 2020
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$8	$(685)	$(677)	$(916)	$(1,162)	$(2,078)
Mortgage-backed securities	2,000	(4,077)	(2,077)	1,425	(10,784)	(9,359)
Loans acquired for sale at fair value	(6)	16,538	16,532	(11,256)	19,172	7,916
Loans at fair value:
Held by variable interest entity	314	(1,658)	(1,344)	1,215	(3,301)	(2,086)
Distressed	(155)	(38)	(193)	87	(86)	1
	159	(1,696)	(1,537)	1,302	(3,387)	(2,085)
ESS from PFSI	—	(2,372)	(2,372)	454	(3,520)	(3,066)
Deposits securing CRT arrangements	(497)	146	(351)	(8,184)	1,903	(6,281)
	1,664	7,854	9,518	(17,175)	2,222	(14,953)
Placement fees relating to custodial funds	—	(6,644)	(6,644)	—	(16,510)	(16,510)
Other	—	—	—	—	(197)	(197)
	1,664	1,210	2,874	(17,175)	(14,485)	(31,660)
Liabilities:
Assets sold under agreements to repurchase	2,420	3,791	6,211	(5,928)	3,047	(2,881)
Mortgage loan participation purchase and sale agreement	(35)	(34)	(69)	(186)	(57)	(243)
Notes payable secured by credit risk transfer and mortgage servicing assets	601	8,124	8,725	(3,875)	11,581	7,706
Exchangeable senior notes	806	5,161	5,967	2,567	1,676	4,243
Asset-backed financings of variable interest entities at fair value	1,435	(1,909)	(474)	(1,846)	(2,987)	(4,833)
Assets sold to PFSI under agreement to repurchase	—	(792)	(792)	(429)	(1,194)	(1,623)
	5,227	14,341	19,568	(9,697)	12,066	2,369
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(1,268)	(1,268)	—	11,333	11,333
Interest on loan impound deposits	—	(146)	(146)	—	(308)	(308)
	5,227	12,927	18,154	(9,697)	23,091	13,394
Net interest expense	$(3,563)	$(11,717)	$(15,280)	$(7,478)	$(37,576)	$(45,054)

The decrease in net interest income during the quarter and six months ended June 30, 2021, as compared to the same periods in 2020, is due to:

•

A decrease in earnings from placement fees relating to custodial funds managed for borrowers, and investors, and deposits securing CRT arrangements, which reflect the effect of decreasing interest rates we earn on these assets.

•

For the six month periods, an increase in interest shortfall on repayments of loans serviced for Agency securitizations resulting from the increased levels of prepayment activity in our MSR portfolio. In many cases, when a borrower repays a loan, we are responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan.

•

An increase in long-term debt issued to finance our investments in CRT Agreements and MSRs as well as the issuance of long-term unsecured debt. These forms of debt bear higher interest costs as compared to the short-term debt they replace.

•

Partially offset by increased interest income relating to our inventory of loans acquired for sale, reflecting the increased level of inventory we held during the periods ended June 30, 2021 as compared to the same periods ended June 30, 2020.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$54,020	$52,815	$114,855	$94,755
Loan servicing fees	20,015	15,533	39,108	30,054
Management fees	11,913	8,288	20,362	17,343
Loan origination	7,986	4,468	17,294	8,717
Loan collection and liquidation	3,975	864	7,832	1,614
Safekeeping	2,592	1,905	4,533	3,563
Professional services	1,897	1,492	4,121	2,988
Compensation	1,328	1,200	3,513	1,719
Other	4,043	3,693	6,520	7,413
	$107,769	$90,258	$218,138	$168,166

Expenses increased $17.5 million and $50.0 million, or 19% and 30%, during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase is primarily due to increased loan fulfillment fees and loan origination costs attributable to increases in our production volumes during the quarter and six months ended June 30, 2021, as compared to 2020, and to increased loan servicing fees, reflecting both the growth of our loan servicing portfolio and the fees we incur relating to CARES Act forbearance and modification activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The increase in loan fulfillment fees of $1.2 million and $20.1 million during the quarter and six months ended June 30, 2021, respectively, as compared to 2020, is primarily due to an increase in the volume of loans fulfilled for us by PLS, partially offset by reduced per-loan fulfillment fees resulting from the change in the fulfillment fee structure described in Note 4 — Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$630	$607	$1,173	$1,143
Loans at fair value	80	188	217	488
MSRs	19,305	14,738	37,718	28,423
	$20,015	$15,533	$39,108	$30,054
Average investment in:
Loans acquired for sale at fair value	$4,153,241	$2,047,202	$3,887,734	$2,631,047
Loans at fair value:
Distressed	$7,208	$8,919	$7,504	$10,084
Held in VIEs	$103,615	$231,973	$116,298	$242,866
Average MSR portfolio UPB	$191,539,208	$143,856,366	$184,477,096	$140,056,208

Loan servicing fees increased by $4.5 million and $9.1 million during the quarter and six months ended June 30, 2021, as compared to the same periods in 2020. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees was due to growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Base	$8,648	$8,288	$17,097	$17,343
Performance incentive	3,265	—	3,265	—
	$11,913	$8,288	$20,362	$17,343
Average shareholders' equity amounts used to calculate base management fee expense	$2,340,948	$2,242,460	$2,325,605	$2,354,600

Management fees increased by $3.6 million and $3.0 million during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase for the quarter and six months ended June 30, 2021, as compared to the same periods in 2020, is primarily due to the recognition of a performance incentive resulting from our increased profitability during the rolling twelve-month period ended June 30, 2021, on which our performance incentive fee is based, as compared to our profitability for the rolling twelve-month period ended June 30, 2020, as well as the increase in our adjusted shareholders’ equity during the quarter ended June 30, 2021, on which our base management fees are based.

Loan origination

Loan origination expenses increased $3.5 million and $8.6 million, or 79% and 98%, during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily reflecting the increases in our loan originations produced through our correspondent production activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased $3.1 million and $6.2 million during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, due to borrower assistance expenses we incurred relating to loans in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the COVID-19 pandemic as an alternative to incurring losses in the CRT arrangements.

Compensation

Compensation expense increased $128,000 and $1.8 million during the quarter and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily due to increased share-based compensation expense, reflecting the increase in expected future vestings of equity awards as a result of our projected earnings performance achieving the targets included in the outstanding performance-based awards.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Common overhead allocation from PFSI	$1,268	$1,585	$1,839	$3,125
Technology	518	331	927	760
Bank service charges	465	466	925	1,007
Insurance	384	319	819	658
Other	1,408	992	2,010	1,863
	$4,043	$3,693	$6,520	$7,413

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

The Company’s effective tax rate was (176.1)% and (4.6)% with consolidated pretax income of $13.8 million and $104.8 million for the quarter and six months ended June 30, 2021, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $24.3 million on a pretax loss of $149.6 million for the quarter ended June 30, 2021 and tax benefit of $4.9 million on a pretax loss of $61.5 million for the six months ended June 30, 2021. The TRS losses were primarily due to fair market declines in MSR values. For the same periods in 2020, the TRS recognized a tax expense of $3.4 million on pretax income of $89.9 million and a tax expense of $13.5 million on pretax income of $68.1 million, respectively. The Company’s reported consolidated pretax income was $468.1 million for the quarter ended June 30, 2020 and pretax loss for the six months ended June 30, 2020 was $116.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2021, the valuation allowance was increased to $5.7 million from the $110,000 valuation allowance recorded at December 31, 2020 as the result of a GAAP loss at the TRS for the six months ended June 30, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2021	2020
	(in thousands)
Assets
Cash	$68,616	$57,704
Investments:
Short-term	44,890	127,295
Mortgage-backed securities at fair value	2,309,864	2,213,922
Loans acquired for sale at fair value	5,535,300	3,551,890
Loans at fair value	350,401	151,734
ESS	—	131,750
Derivative and credit risk transfer strip assets	88,278	164,318
Deposits securing credit risk transfer arrangements	2,256,047	2,799,263
MSRs	2,551,373	1,755,236
REO	14,715	28,709
	13,150,868	10,924,117
Other	378,628	510,190
Total assets	$13,598,112	$11,492,011
Liabilities
Debt:
Short-term	$7,221,708	$6,407,131
Long-term	3,661,062	2,267,278
	10,882,770	8,674,409
Other	371,952	520,743
Total liabilities	11,254,722	9,195,152
Shareholders’ equity	2,343,390	2,296,859
Total liabilities and shareholders’ equity	$13,598,112	$11,492,011

Total assets increased by approximately $2.1 billion, or 18%, during the period from December 31, 2020 through June 30, 2021, primarily due to a $2.0 billion increase in Loans acquired for sale at fair value and a $799.4 million increase in MSRs, partially offset by a $543.2 million decrease in Deposits securing credit risk transfer arrangements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Correspondent loan purchases:
Agency-eligible (1)	$31,467,800	$19,559,676	$66,421,755	$38,486,355
Government-insured or guaranteed - for sale to PLS	16,926,863	11,509,272	35,215,654	25,746,675
Home equity lines of credit	20	1,237	56	2,240
	$48,394,683	$31,070,185	$101,637,465	$64,235,270

(1)	Agency eligibility refers to the eligibility of loans for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.

During the quarter and six months ended June 30, 2021, we purchased for sale $48.4 billion and $101.6 billion, respectively, in fair value of correspondent production loans as compared to $31.1 billion and $64.2 billion during the quarter and six months ended June 30, 2020, respectively. Our ability to increase the level of correspondent production reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Credit sensitive assets:
Change in firm commitment to purchase CRT securities
Fair value		$218,456		$(300,706)
Expected face amount		(262,176)		292,514
		(43,720)		(8,192)

Loans secured by non-owner occupied properties, net of associated asset-backed financing	$12,894	—	$12,894	—

Interest rate sensitive assets:
MSRs received in loan sales and purchased	412,938	203,127	820,634	451,949
MBS (net of sales)	423,660	(1,112,761)	382,196	13,996
ESS received pursuant to a recapture agreement	—	483	557	862
	836,598	(909,151)	1,203,387	466,807
	$849,492	$(952,871)	$1,216,281	$458,615

Our acquisitions during the quarter and six months ended June 30, 2021 and 2020 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2021				December 31, 2020
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Freddie Mac	$734,000	$722,730	9.4	2.1%	$1,311,036	$1,253,755	4.4	2.7%
Fannie Mae	1,575,864	1,547,656	9.3	2.1%	902,886	863,758	5.3	2.5%
	$2,309,864	$2,270,386			$2,213,922	$2,117,513

Credit Risk Transfer Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	June 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(67,846)	$(202,792)
CRT derivatives	35,238	31,795
	(32,608)	(170,997)
Deposits securing CRT arrangements	2,256,047	2,799,263
Interest-only security payable at fair value	(13,185)	(10,757)
	$2,210,254	$2,617,509
UPB of loans subject to credit guarantee obligations	$41,234,108	$58,697,942

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2021:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Cumulative defaults	$5	$77	$224	$472	$161	$38	$977
Cumulative losses	$—	$—	$18	$54	$16	$4	$92

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,465	$2,808	$487	$524	$478	$129	$5,891
25 - 30%	1,206	2,503	451	485	454	132	5,231
30 - 35%	1,353	3,060	644	663	572	186	6,478
35 - 40%	1,351	3,528	881	797	651	223	7,431
40 - 45%	1,340	4,252	1,241	1,112	899	321	9,165
>45%	862	3,436	1,648	719	303	70	7,038
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Weighted average	33.7%	35.9%	38.9%	36.6%	35.2%	35.6%	35.9%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$60	$279	$117	$47	$32	$19	$554
650 - 699	413	1,900	1,091	673	429	205	4,711
700 - 749	1,906	5,954	1,933	1,494	1,095	344	12,726
750 or greater	5,188	11,400	2,199	2,080	1,801	492	23,160
Not available	10	54	12	6	—	1	83
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Weighted average	762	751	735	744	749	741	750

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$3,477	$6,715	$1,711	$1,355	$1,327	$414	$14,999
80-85%	1,244	3,684	1,281	1,205	885	277	8,576
85-90%	508	1,146	257	220	186	56	2,373
90-95%	714	2,100	614	532	381	124	4,465
95-100%	1,634	5,942	1,489	988	578	190	10,821
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Weighted average	81.1%	83.6%	83.5%	82.8%	81.0%	81.3%	82.8%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$6,633	$17,596	$5,133	$4,258	$3,350	$1,059	$38,029
80-85%	716	1,521	162	34	6	1	2,440
85-90%	194	394	43	6	1	—	638
90-95%	30	63	13	1	—	1	108
95-100%	3	10	—	1	—	—	14
>100%	1	3	1	—	—	—	5
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Weighted average	67.6%	67.2%	63.3%	58.3%	53.2%	50.3%	64.3%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$851	$1,944	$647	$472	$641	$190	$4,745
FL	812	1,909	666	453	350	93	4,283
TX	916	1,692	425	365	431	174	4,003
VA	380	863	193	210	243	96	1,985
MD	279	758	223	240	217	60	1,777
Other	4,339	12,421	3,198	2,560	1,475	448	24,441
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$643	$2,117	$573	$568	$413	$152	$4,466
Southeast	2,517	6,750	1,929	1,495	1,052	324	14,067
Midwest	652	1,897	434	407	297	78	3,765
Southwest	2,047	4,532	1,044	851	644	234	9,352
West	1,718	4,291	1,372	979	951	273	9,584
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$7,430	$18,690	$4,909	$4,083	$3,240	$1,029	$39,381
90 - 179 Days	15	97	49	24	65	29	279
180+ Days	132	799	392	193	51	3	1,570
Foreclosure	—	1	2	—	1	—	4
	$7,577	$19,587	$5,352	$4,300	$3,357	$1,061	$41,234
Bankruptcy	$1	$22	$21	$14	$12	$3	$73

Cash Flows

Our cash flows for the six months ended June 30, 2021 and 2020 are summarized below:

	Six months ended June 30,
	2021	2020
	(in thousands)
Operating activities	$(2,868,422)	$2,607,935
Investing activities	990,684	490,847
Financing activities	1,888,650	(2,856,831)
Net cash flows	$10,912	$241,951

Our cash flows resulted in a net increase in cash of $10.9 million during the six months ended June 30, 2021, as discussed below.

Operating activities

Cash used in operating activities totaled $2.9 billion during the six months ended June 30, 2021, as compared to cash provided by our operating activities of $2.6 billion during the six months ended June 30, 2020. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2021	2020
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(2,692,721)	$1,737,872
Other	(175,701)	870,063
	$(2,868,422)	$2,607,935

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 when production inventory decreased. Other operating cash flows reflect the change in our hedging results between the six months ended June 30, 2021 and the six months ended June 30, 2020.

Investing activities

Net cash provided by our investing activities was $990.7 million for the six months ended June 30, 2021, as compared to net cash provided by our investing activities of $490.8 million for the six months ended June 30, 2020, due primarily to the increase in distribution from credit risk transfer agreements during the six months ended June 30, 2021, and the settlement of excess servicing spread payable from PFSI.

Financing activities

Net cash provided by our financing activities was $1.9 billion for the six months ended June 30, 2021, as compared to net cash used in our financing activities of $2.9 billion for the six months ended June 30, 2020. This change reflects the increased borrowings to finance the growth in both our inventory of loans acquired for sale and MSRs.

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

The impact of the Pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict. For further discussion of this and other risks applicable to us, see our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.”

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 4.63 and 3.78 at June 30, 2021 and December 31, 2020, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2021	2020	2021	2020
	(in thousands)
Average balance outstanding	$5,733,765	$4,755,992	$5,862,480	$5,529,446
Maximum daily balance outstanding	$7,198,610	$6,627,618	$8,440,669	$8,664,587
Ending balance	$7,193,671	$3,981,761
The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.0 billion at June 30, 2021.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•

a minimum of $75 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $75 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; a minimum of $25 million in unrestricted cash and cash equivalents at PMC; and a minimum of $10 million in unrestricted cash and cash equivalents at PMH;

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	a minimum in unrestricted cash and cash equivalents of $100 million;
•	a minimum tangible net worth of $1.25 billion;
•	a maximum ratio of total liabilities to tangible net worth of 10:1; and
•	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2021, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between June 30, 2021, and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2021:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$148,606
Bank of America, N.A.	87,808
Barclays Capital Inc.	81,030
Royal Bank of Canada	56,318
JPMorgan Chase & Co.	34,284
BNP Paribas Corporate & Institutional Banking	20,752
Wells Fargo Securities, LLC	20,531
Daiwa Capital Markets America Inc.	20,344
Citibank, N.A.	18,336
Goldman Sachs & Co. LLC	15,630
Morgan Stanley Bank, N.A.	14,337
Amherst Pierpont Securities LLC	5,940
$523,916

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2021, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollars in thousands)
Change in fair value	$40,254	$63,442	$47,870	$(63,036)	$(97,184)	$(269,021)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2021, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Pricing spread	$156,176	$75,919	$37,437	$(36,431)	$(71,892)	$(140,042)
Prepayment speed	$241,530	$115,887	$56,796	$(54,633)	$(107,223)	$(206,714)
Annual per-loan cost of servicing	$66,129	$33,064	$16,532	$(16,532)	$(33,064)	$(66,129)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Change in fair value	$71,977	$35,378	$17,540	$(17,247)	$(34,209)	$(67,300)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Change in fair value	$(58,420)	$(31,120)	$(19,148)	$15,856	$28,961	$39,828

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal actions, claims or proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2021.

The following table provides information about our common share of beneficial interest repurchases during the quarter ended June 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
April 1, 2021 – April 30, 2021	—	$—	—	$46,107
May 1, 2021 – May 31, 2021	27	$19.24	27	$45,586
June 1, 2021 – June 30, 2021	—	$—	—	$145,586
	—	$—	—
(1)

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share of beneficial interest repurchase authorization from $300 million to $400 million. Under the repurchase program, as amended, the Company may repurchase up to $400 million of its outstanding common shares of beneficial interest.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1	Form of Equity Distribution Agreement.	8-K	June 15, 2021

10.2	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (ii) the Consolidated Statements of Operation for the quarter and six months ended June 30, 2021 and June 30, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2021 and June 30, 2020, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020 and (v) the Notes to the Consolidated Financial Statements.

*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	IIInline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 6, 2021	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2021	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)