Form 10-Q
period 2021-09-30
PennyMac Mortgage Investment Trust
filed 2021-11-05
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PB PMT/PC	New York Stock Exchange New York Stock Exchange
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2021
Common Shares of Beneficial Interest, $0.01 par value	97,006,694

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020
	(in thousands, except share information)
ASSETS
Cash	$131,741	$57,704
Short-term investments at fair value	116,130	127,295
Mortgage-backed securities at fair value pledged to creditors	2,471,033	2,213,922
Loans acquired for sale at fair value ($4,889,954 and $3,501,847 pledged to creditors, respectively)	4,979,256	3,551,890
Loans at fair value ($891,531 and $147,410 pledged to creditors, respectively)	895,880	151,734
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	131,750
Derivative assets ($35,938 and $58,699 pledged to creditors, respectively)	97,688	164,318
Deposits securing credit risk transfer arrangements pledged to creditors	1,962,800	2,799,263
Mortgage servicing rights at fair value ($2,797,165 and $1,742,905 pledged to creditors, respectively)	2,825,501	1,755,236
Servicing advances ($62,362 pledged to creditors at September 30, 2021)	115,961	121,820
Real estate acquired in settlement of loans ($7,490 and $15,365 pledged to creditors, respectively)	10,473	28,709
Due from PennyMac Financial Services, Inc.	19,162	8,152
Other	242,975	380,218
Total assets	$13,868,600	$11,492,011
LIABILITIES
Assets sold under agreements to repurchase	$7,025,147	$6,309,418
Mortgage loan participation purchase and sale agreements	45,044	16,851
Notes payable secured by credit risk transfer and mortgage servicing assets	2,633,228	1,924,999
Exchangeable senior notes	499,612	196,796
Asset-backed financing of variable interest entities at fair value	843,163	134,726
Interest-only security payable at fair value	12,000	10,757
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	80,862
Derivative and credit risk transfer strip liabilities at fair value	68,185	263,473
Accounts payable and accrued liabilities	160,112	124,809
Due to PennyMac Financial Services, Inc.	49,993	87,005
Income taxes payable	11,880	23,563
Liability for losses under representations and warranties	40,909	21,893
Total liabilities	11,389,273	9,195,152

Commitments and contingencies ─ Note 16

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000 and 12,400,000, shares respectively, liquidation preference ($560,000,000 and $310,000,000, respectively)	541,482	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 97,006,694 and 97,862,625 common shares, respectively	970	979
Additional paid-in capital	2,120,457	2,096,907
Accumulated deficit	(183,582)	(100,734)
Total shareholders’ equity	2,479,327	2,296,859
Total liabilities and shareholders’ equity	$13,868,600	$11,492,011

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30,	December 31,
	2021	2020
	(in thousands)
ASSETS
Loans at fair value	$891,104	$143,707
Derivative assets at fair value	35,938	58,699
Deposits securing credit risk transfer arrangements	1,962,800	2,799,263
Other—interest receivable	2,054	392
	$2,891,896	$3,002,061
LIABILITIES
Asset-backed financing at fair value	$843,163	$134,726
Derivative and credit risk transfer liabilities at fair value	43,566	229,696
Interest-only security payable at fair value	12,000	10,757
Accounts payable and accrued liabilities—interest payable	2,054	392
	$900,783	$375,571

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands, except per common share amounts)
Net investment income
Net gains on loans acquired for sale:
From nonaffiliates	$14,659	$96,753	$92,029	$300,257
From PennyMac Financial Services, Inc.	1,537	1,669	4,905	9,154
	16,196	98,422	96,934	309,411
Loan origination fees	44,189	38,547	142,805	87,683
Net gains (losses) on investments:
From nonaffiliates	57,306	22,207	267,251	(289,748)
From PennyMac Financial Services, Inc.	—	(2,610)	1,651	(16,852)
	57,306	19,597	268,902	(306,600)
Net loan servicing fees:
From nonaffiliates
Contractually specified	137,804	98,027	378,110	294,319
Other	13,960	18,660	55,107	37,738
	151,764	116,687	433,217	332,057
Change in fair value of mortgage servicing rights	(144,241)	(66,473)	(165,457)	(864,522)
Mortgage servicing rights hedging results	(73,841)	962	(354,128)	717,498
	(66,318)	51,176	(86,368)	185,033
From PennyMac Financial Services, Inc.	12,975	9,251	38,158	17,306
	(53,343)	60,427	(48,210)	202,339
Net interest (expense) income:
Interest income:
From nonaffiliates	58,284	58,553	138,279	167,142
From PennyMac Financial Services, Inc.	—	2,070	1,280	6,416
	58,284	60,623	139,559	173,558
Interest expense:
To nonaffiliates	75,489	58,341	230,612	198,447
To PennyMac Financial Services, Inc.	—	676	387	2,686
	75,489	59,017	230,999	201,133
Net interest (expense) income	(17,205)	1,606	(91,440)	(27,575)
Results of real estate acquired in settlement of loans	540	2,259	1,352	5,147
Other	171	155	474	2,412
Net investment income	47,854	221,013	370,817	272,817
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	43,922	54,839	158,777	149,594
Loan servicing fees	20,703	18,752	59,811	48,806
Management fees	8,520	8,508	28,882	25,851
Loan origination	6,594	7,234	23,888	15,951
Loan collection and liquidation	2,126	1,082	9,958	2,696
Safekeeping	2,306	1,075	6,839	4,638
Professional services	949	1,554	5,070	4,542
Compensation	(383)	1,039	3,130	2,758
Other	3,773	4,733	10,293	12,146
Total expenses	88,510	98,816	306,648	266,982
(Loss) income before (benefit from) provision for income taxes	(40,656)	122,197	64,169	5,835
(Benefit from) provision for income taxes	(4,701)	22,650	(9,571)	36,341
Net (loss) income	(35,955)	99,547	73,740	(30,506)
Dividends on preferred shares	7,969	6,234	20,438	18,703
Net (loss) income attributable to common shareholders	$(43,924)	$93,313	$53,302	$(49,209)
(Loss) earnings per common share
Basic	$(0.45)	$0.94	$0.54	$(0.50)
Diluted	$(0.45)	$0.94	$0.54	$(0.50)
Weighted average common shares outstanding
Basic	97,501	99,227	97,772	99,718
Diluted	97,501	99,424	97,879	99,718

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390
Net loss	—	—	—	—	—	(35,955)	(35,955)
Share-based compensation	—	—	—	—	(796)	—	(796)
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(45,673)	(45,673)
Repurchase of common shares	—	—	(904)	(9)	(17,169)	—	(17,178)
Balance at September 30, 2021	22,400	$541,482	97,007	$970	$2,120,457	$(183,582)	$2,479,327

	Quarter ended September 30, 2020
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2020	12,400	$299,707	99,275	$993	$2,119,577	$(185,000)	$2,235,277
Net income	—	—	—	—	—	99,547	99,547
Share-based compensation	—	—	6	—	545	—	545
Dividends:
Preferred shares	—	—	—	—	—	(6,239)	(6,239)
Common shares ($0.40 per share)	—	—	—	—	—	(39,591)	(39,591)
Repurchase of common shares	—	—	(492)	(5)	(8,268)	—	(8,273)
Balance at September 30, 2020	12,400	$299,707	98,789	$988	$2,111,854	$(131,283)	$2,281,266

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	73,740	73,740
Share-based compensation	—	—	75	—	1,255	—	1,255
Recognition of cash conversion option included in issuance of Exchangeable Notes	—	—	—	—	39,986	—	39,986
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Common shares ($1.41 per share)	—	—	—	—	—	(137,880)	(137,880)
Repurchase of common shares	—	—	(931)	(9)	(17,691)	—	(17,700)
Balance at September 30, 2021	22,400	$541,482	97,007	$970	$2,120,457	$(183,582)	$2,479,327

	Nine months ended September 30, 2020
	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net loss	—	—	—	—	—	(30,506)	(30,506)
Share-based compensation	—	—	207	2	(30)	—	(28)
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Common shares ($1.05 per share)	—	—	—	—	—	(104,386)	(104,386)
Repurchase of common shares	—	—	(1,841)	(18)	(21,600)	—	(21,618)
Balance at September 30, 2020	12,400	$299,707	98,789	$988	$2,111,854	$(131,283)	$2,281,266

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities
Net income (loss)	$73,740	$(30,506)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net gains on loans acquired for sale at fair value	(96,934)	(309,411)
Net (gains) losses on investments	(268,902)	306,600
Change in fair value of mortgage servicing rights	165,457	864,522
Mortgage servicing rights hedging results	354,128	(717,498)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(1,280)	(6,416)
Capitalization of interest and fees on loans at fair value	(251)	—
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financing of VIEs	6,080	18,750
Amortization of debt issuance costs	21,228	12,234
Results of real estate acquired in settlement of loans	(1,352)	(5,147)
Gain on early extinguishment of debt	—	(1,738)
Share-based compensation expense	1,953	1,601
Purchase of loans acquired for sale at fair value from nonaffiliates	(147,356,267)	(108,335,206)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(2,248,896)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	93,365,579	66,639,230
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	51,471,399	43,721,458
Repurchase of loans subject to representation and warranties	(49,359)	(53,925)
Settlement of repurchase agreement derivative	—	5,328
Decrease in servicing advances	5,771	1,794
Increase in due from PennyMac Financial Services, Inc.	(10,953)	(16,064)
(Increase) decrease in other assets	(372,187)	689,092
Increase in accounts payable and accrued liabilities	25,971	11,392
(Decrease) increase in due to PennyMac Financial Services, Inc.	(37,012)	74,099
(Decrease) increase in income taxes payable	(11,683)	31,345
Net cash (used in) provided by operating activities	(2,714,874)	652,638
Cash flows from investing activities
Net decrease in short-term investments	11,165	9,212
Purchase of mortgage-backed securities at fair value	(1,932,083)	(1,769,211)
Sale and repayment of mortgage-backed securities at fair value	1,607,695	2,282,759
Purchase of subordinate mortgage pass-through securities associated with consolidated variable interest entities	(19,060)	—
Sale and repayment of loans at fair value	73,838	72,803
Repurchase of loans at fair value	—	(1,058)
Settlement and repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	134,624	25,112
Net settlement of derivative financial instruments	(7,891)	(48,236)
Distribution from credit risk transfer agreements	1,000,269	632,788
Sale of mortgage servicing rights	—	7
Sale of real estate acquired in settlement of loans	19,588	36,199
Decrease (increase) in margin deposits	207,294	(1,989)
Net cash provided by investing activities	1,095,439	1,238,386

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2021	2020
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	157,945,930	130,297,190
Repurchase of assets sold under agreements to repurchase	(157,234,576)	(131,500,376)
Issuance of mortgage loan participation purchase and sale agreements	3,339,846	3,941,053
Repayment of mortgage loan participation purchase and sale agreements	(3,311,653)	(3,861,276)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	659,156	350,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(722,027)	(444,988)
Issuance of exchangeable senior notes	345,000	—
Repayment of exchangeable notes	—	(248,262)
Repayment of asset-backed financing of consolidated variable interest entities	(68,054)	(66,654)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(80,862)	(20,554)
Issuance of notes payable secured by mortgage servicing assets	1,312,971	—
Repayment of notes payable secured by mortgage servicing assets	(537,970)	—
Payment of debt issuance costs	(20,654)	(14,305)
Payment of contingent underwriting fees payable to PennyMac Financial Services, Inc.	(4)	(76)
Payment of dividends to preferred shareholders	(18,708)	(18,708)
Payment of dividends to common shareholders	(138,300)	(111,988)
Issuance of common shares	—	5,654
Payment of issuance costs related to common shares	—	(57)
Issuance of preferred shares	250,000	—
Payment of issuance costs related to preferred shares	(8,225)	—
Payment of vested share-based compensation withholdings	(698)	(1,629)
Repurchase of common shares	(17,700)	(21,618)
Net cash provided by (used in) financing activities	1,693,472	(1,716,594)
Net increase in cash	74,037	174,430
Cash at beginning of period	57,704	104,056
Cash at end of period	$131,741	$278,486

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

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) purchased from PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company, Agency and senior non-Agency mortgage-backed securities (“MBS”) and the related interest rate hedging activities.

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

•

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

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022 using either the modified retrospective or full retrospective method. The Company intends to adopt ASU 2020-06 using the modified retrospective method.

As detailed in Note 14 – Long-Term Debt, PennyMac Corp. (“PMC”) has issued $555 million in unpaid principal balance (“UPB”) of exchangeable senior notes that are exchangeable for PMT common shares of beneficial interest (“Common Shares”) (the “Exchangeable Notes”). The Exchangeable Notes will be subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

•

The exchange feature included in the Exchangeable Notes can be settled either in cash or common shares at the option of PMC. As a result of this feature and PMC’s intent to cash settle the Exchangeable Notes, the Company presently excludes the effect of exchange of the Exchangeable Notes from diluted earnings per share as allowed under current accounting standards. Adoption of ASU 2020-06 will require the Company to include common shares issuable pursuant to exchange of the Exchangeable Notes in its determination of diluted earnings per share.

•

The Company recognized the fair value of the exchange feature as a component of Additional paid-in capital as of the date of issuance of the Exchangeable Notes as required by current guidance. The issuance discount charged to the Exchangeable Notes resulting from the allocation of the issuance discount to Additional paid-in capital is presently accrued to interest expense using the interest method. Upon adoption of ASU 2020-06, the value originally attributed to Additional paid-in capital as of the date of issuance of the Exchangeable Notes will be reclassified to the carrying value of the Exchangeable Notes and the accumulated accrual of the issuance discount to interest expense through the date of adoption of ASU 2020-06 will be credited to retained earnings net of income taxes as the cumulative effect of the adoption of ASU 2020-06.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, MSRs and MBS. CRT arrangements are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and MBS. MSRs are sensitive to changes in prepayment activity and expectations, annual per-loan servicing costs and the returns demanded by market participants.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb scheduled credit losses arising from such loans reaching a specific number of days delinquent; or

•

from June 2018 through 2020, entering into firm commitments to purchase and purchasing CRT securities and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans. The obligation to absorb the losses for both CRT Agreements and CRT securities represent the Company’s recourse obligations relating to the arrangements (“Recourse Obligations”).

The Company’s retention of credit risk through its investment in CRT arrangements subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of credit risk.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Loan fulfillment fees earned by PLS	$43,922	$54,839	$158,777	$149,594
UPB of loans fulfilled by PLS	$28,605,098	$27,351,435	$92,846,231	$62,403,674

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,537	$1,669	$4,905	$9,154
UPB of loans sold to PLS	$15,249,441	$16,690,482	$49,106,232	$41,641,327

Purchases of loans acquired for sale from PLS	$—	$27	$—	$2,248,896

Tax service fees paid to PLS	$6,559	$6,077	$21,879	$14,345

	September 30, 2021	December 31, 2020
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$334,641	$460,414

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

Prime Servicing

The base servicing fees for prime loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

To the extent that these prime loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO”).

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate UPB of all recaptured loans, to (ii) the aggregate UPB of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. PFSI has further agreed to allocate sufficient resources to target a recapture rate of at least 15%.

The MSR recapture agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$698	$452	$1,871	$1,595
Loans at fair value	89	187	306	675
MSRs	19,916	18,113	57,634	46,536
	$20,703	$18,752	$59,811	$48,806
Average investment in:
Loans acquired for sale at fair value	$4,887,993	$3,336,504	$4,224,917	$3,125,083
Loans at fair value	$458,054	$215,969	$235,711	$240,565
Average MSR portfolio UPB	$205,181,714	$148,412,625	$191,351,860	$142,872,909

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

“High watermark” is the quarterly adjustment that reflects the amount by which “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If “net income” is lower than the target yield, the “high watermark” is increased by the difference. If “net income” is higher than the target yield, the “high watermark” is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Base management	$8,778	$8,508	$25,875	$25,851
Performance incentive (adjustment)	(258)	—	3,007	—
	$8,520	$8,508	$28,882	$25,851
Average shareholders' equity amounts used to calculate base management fee expense	$2,350,940	$2,280,023	$2,334,050	$2,329,741

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,548	$1,389	$3,387	$4,514
Compensation	165	165	495	405
Expenses incurred on the Company’s behalf, net	4,396	2,852	13,536	5,561
	$6,109	$4,406	$17,418	$10,480
Payments and settlements during the period (1)	$51,020	$58,479	$238,202	$228,514

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

To the extent PLS refinances any of the loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the UPB of the modified loans, the Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle its recapture liability to the Company in cash in an amount equal to such fair market value in lieu of transferring such ESS. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended	Nine months ended September 30,
	September 30, 2020	2021	2020
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$531	$557	$1,393
Repayments	$7,682	$134,624	$25,112
Interest income	$2,070	$1,280	$6,416
Net gain (loss) included in Net gains (losses) on investments:
Valuation changes	$(3,135)	$1,037	$(18,293)
Recapture income	525	614	1,441
	$(2,610)	$1,651	$(16,852)

	September 30, 2021	December 31, 2020
	(in thousands)
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	$—	$131,750

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2021 and December 31, 2020.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended	Nine months ended September 30,
	September 30, 2020	2021	2020
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$3,143	$80,862	$20,554
Interest expense	$676	$387	$2,686

	September 30, 2021	December 31, 2020
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$—	$80,862

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2021	December 31, 2020
	(in thousands)
Due from PFSI	$19,162	$8,152

Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$12,493	$38,142
Fulfillment fees	10,709	20,873
Management fees	8,778	8,686
Correspondent production fees	10,867	13,065
Loan servicing fees	7,146	6,213
Interest on Assets sold to PFSI under agreement to repurchase	—	26
	$49,993	$87,005

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs to be advanced on its behalf by PLS. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	September 30, 2021	December 31, 2020
	(in thousands)
Loan servicing advances	$115,961	$121,820
Real estate acquired in settlement of loans	3,054	10,334
	$119,015	$132,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cash flows:
Proceeds from sales	$29,865,473	$26,748,508	$93,365,579	$66,639,230
Loan servicing fees received net of guarantee fees	$137,804	$98,027	$378,110	$294,319

The following table summarizes, for the dates presented, collection status information for loans whose transfers are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$211,951,309	$170,502,361
Collection Status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,080,362	$1,235,981
90 or more days delinquent:
Not in foreclosure	$2,204,245	$4,428,915
In foreclosure	$23,497	$27,494
Bankruptcy	$147,052	$148,866
Custodial funds managed by the Company (2)	$5,373,992	$6,086,724
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$252,609	$530,353
90 days or more	$1,395,601	$3,123,288

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

The Company, through its subsidiary, PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT Agreements. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities.

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

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required PMT to purchase securities that absorb incurred credit losses on such loans. The Company recognized these firm purchase commitments initially as a component of Net gains on loans acquired for sale; subsequent changes in fair value were recognized in Net gains (losses) on investments. The final sales of loans subject to this type of CRT arrangement were made during September 2020.

The Company purchased the securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Like CRT Agreements, the Deposits securing CRT arrangements relating to these arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gains (losses) on investments in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
UPB of loans sold		$1,799,078		$18,277,263
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$(95,033)		$197,481
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(3,933)		$(38,161)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	$21,337	11,480	$73,464	42,231
Valuation changes	(3,345)	(17,996)	98	(196,404)
	17,992	(6,516)	73,562	(154,173)
CRT strips
Realized	26,370	10,460	90,342	38,565
Valuation changes	28,327	8,635	163,273	(107,670)
	54,697	19,095	253,615	(69,105)
Interest-only security payable at fair value	1,185	2,041	(1,243)	12,769
	73,874	14,620	325,934	(210,509)
Firm commitments to purchase CRT securities	—	46,332	—	(220,146)
	73,874	60,952	325,934	(430,655)
Interest income — Deposits securing CRT arrangements	126	288	451	6,893
	$74,000	$57,307	$326,385	$(461,923)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(14,321)	$2,935	$(47,876)	$7,114

	September 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$31,891	$31,795
CRT strips	(39,519)	(202,792)
	$(7,628)	$(170,997)

Deposits securing CRT arrangements	$1,962,800	$2,799,263
Interest-only security payable at fair value	$12,000	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$35,938	$58,699
Deposits securing CRT arrangements (1)	$1,962,800	$2,799,263

UPB of loans underlying CRT arrangements	$35,371,965	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$33,723,487	$54,990,381
30-89 days delinquent	$384,962	$710,872
90-180 days delinquent	$150,778	$693,315
180 or more days delinquent	$1,108,723	$2,297,365
Foreclosure	$4,015	$6,009
Bankruptcy	$76,277	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$117,381	$383,028
90-180 days delinquent	$90,500	$546,344
180 or more days delinquent	$665,066	$1,944,663

(1)

Deposits securing credit risk transfer strip liabilities also secure $43.6 million and $229.7 million in CRT strip and CRT derivative liabilities at September 30, 2021 and December 31, 2020, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Investments in Loan Securitizations

Investment in Securities Backed by Loans Secured by Investment Properties

Beginning in the quarter ended June 30, 2021, the Company purchased subordinate mortgage pass-through securities backed by loans secured by investment properties in transactions sponsored by Citigroup Global Markets Realty Corp (“CGMRC”). The Company has purchased securities relating to transactions with initial UPBs totaling approximately $796.0 million.

Cash inflows from these loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. The rights of holders of the subordinate certificates to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinate certificates, including those held by the Company, until they are fully repaid.

The Company’s purchase of subordinate certificates expose PMT to the credit risk in the underlying loans because the Company’s beneficial interests are among the first beneficial interests to absorb credit losses on those assets.

The Company has concluded that the trusts holding the assets underlying the transactions sponsored by CGMRC are VIEs. The Company determined that it is the primary beneficiary of the VIEs. Therefore, PMT consolidates the VIEs. The Company concluded that it is the primary beneficiary of the VIEs as it has the power, as servicer of the loans, to direct the activities of the trusts that most significantly impact the trusts’ economic performance and, as a holder of subordinate securities, that it is exposed to losses that could potentially be significant to the VIEs.

For financial reporting purposes, the loans owned by the consolidated VIEs are included in Loans at fair value and the securities issued to third parties by the consolidated VIEs are included in Asset-backed financing of variable interest entities at fair value on the Company’s consolidated balance sheets. Both the Loans at fair value and the Asset-backed financing of variable interest entities at fair value included in the consolidated VIEs are also included in a separate statement following the Company’s consolidated balance sheets. The Company previously recognized MSRs relating to loans owned by the consolidated VIEs. Upon purchase of the subordinate securities and consolidation of the VIEs, the Company recombined the MSRs with the loans in the VIEs to Loans at fair value.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIEs on its consolidated statements of operations.

Quarter ended September 30, 2021
(in thousands)
Interest income	$3,725
Interest expense	$3,388

Following is a summary of the Company’s investment in loans secured by investment properties:

September 30, 2021
(in thousands)
Loans at fair value	$811,727
Asset-backed financing at fair value	$771,865
Subordinate mortgage pass-through securities held at fair value	$39,862

Investment in Securities Backed by Jumbo Loans

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1 issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo loans, at a 3.9% weighted yield. The Company includes the balance of the loans held in the trust in Loans at fair value and the certificates issued to nonaffiliates in Asset backed financing of variable interest entities at fair value in its consolidated balance sheets. The Company includes the interest earned on the loans held in the trust in Interest Income – from nonaffiliates and the interest paid to nonaffiliated holders of certificates in Interest Expense – to nonaffiliates in its consolidated statements of operations.

Following is a summary of the Company’s investment in jumbo loans:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$1,048	$2,763	$4,315	$8,117
Interest expense	$884	$2,561	$3,048	$9,558

	September 30, 2021	December 31, 2020
	(in thousands)
Loans at fair value	$79,377	$143,707
Asset-backed financing at fair value	$71,298	$134,726
Certificates retained at fair value	$8,079	$8,981

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, its Firm commitment to purchase CRT securities, MSRs, and its Credit risk transfer strip liabilities, to be accounted for at fair value. The Company has elected to account for these assets and liabilities at fair value so such changes in fair value will be reflected in its results of operations as they occur and more timely reflect the results of the Company’s performance.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$116,130	$—	$—	$116,130
Mortgage-backed securities at fair value	—	2,471,033	—	2,471,033
Loans acquired for sale at fair value	—	4,947,718	31,538	4,979,256
Loans at fair value	—	891,104	4,776	895,880
Derivative and credit risk transfer strip assets:
Call options on interest rate futures purchase contracts	375	—	—	375
Put options on interest rate futures purchase contracts	6,695	—	—	6,695
Forward purchase contracts	—	2,784	—	2,784
Forward sale contracts	—	52,773	—	52,773
MBS call options	—	425	—	425
MBS put options	—	16,007	—	16,007
Swaption purchase contracts	—	38,188	—	38,188
CRT derivatives	—	—	35,938	35,938
Interest rate lock commitments	—	—	7,573	7,573
Total derivative assets before netting	7,070	110,177	43,511	160,758
Netting	—	—	—	(63,070)
Total derivative assets after netting	7,070	110,177	43,511	97,688
Mortgage servicing rights at fair value	—	—	2,825,501	2,825,501
	$123,200	$8,420,032	$2,905,326	$11,385,488
Liabilities:
Asset-backed financing of VIEs at fair value	$—	$843,163	$—	$843,163
Interest-only security payable at fair value	—	—	12,000	12,000
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	24,407	—	24,407
Forward sales contracts	—	4,717	—	4,717
CRT derivatives	—	—	4,047	4,047
Interest rate lock commitments	—	—	20,849	20,849
Total derivative liabilities before netting	—	29,124	24,896	54,020
Netting	—	—	—	(25,354)
Total derivative liabilities after netting	—	29,124	24,896	28,666
Credit risk transfer strips	—	—	39,519	39,519
Total derivative and credit risk transfer strip liabilities	—	29,124	64,415	68,185
	$—	$872,287	$76,415	$923,348

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$127,295	$—	$—	$127,295
Mortgage-backed securities at fair value	—	2,213,922	—	2,213,922
Loans acquired for sale at fair value	—	3,518,015	33,875	3,551,890
Loans at fair value	—	143,707	8,027	151,734
Excess servicing spread purchased from PFSI	—	—	131,750	131,750
Derivative and credit risk transfer strip assets:
Call options on interest rate futures	3,070	—	—	3,070
Put options on interest rate futures	4,742	—	—	4,742
Forward purchase contracts	—	72,526	—	72,526
Forward sale contracts	—	92	—	92
MBS put options	—	3,220	—	3,220
Swaption purchase contracts	—	8,505	—	8,505
CRT derivatives	—	—	58,699	58,699
Interest rate lock commitments	—	—	72,794	72,794
Total derivative assets before netting	7,812	84,343	131,493	223,648
Netting	—	—	—	(59,330)
Total derivative assets after netting	7,812	84,343	131,493	164,318
Mortgage servicing rights at fair value	—	—	1,755,236	1,755,236
	$135,107	$5,959,987	$2,060,381	$8,096,145
Liabilities:
Asset-backed financing of VIEs at fair value	$—	$134,726	$—	$134,726
Interest-only security payable at fair value	—	—	10,757	10,757
Derivative liabilities:
Forward purchase contracts	—	17	—	17
Forward sales contracts	—	122,884	—	122,884
CRT derivatives	—	—	26,904	26,904
Interest rate lock commitments	—	—	408	408
Total derivative liabilities before netting	—	122,901	27,312	150,213
Netting	—	—	—	(89,532)
Total derivative liabilities after netting	—	122,901	27,312	60,681
Credit risk transfer strip	—	—	202,792	202,792
Total derivative and credit risk transfer strips liabilities	—	122,901	230,104	263,473
	$—	$257,627	$240,861	$408,956

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2021	$30,429	$7,215	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Purchases and issuances	19,041	—	—	35,163	—	—	54,204
Repayments and sales	(18,356)	(3,153)	(21,339)	—	(26,370)	—	(69,218)
Capitalization of interest and fees	—	53	—	—	—	—	53
Amounts received pursuant to sales of loans	—	—	—	—	—	424,912	424,912
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	424	652	17,992	25,886	54,697	(144,241)	(44,590)
	424	652	17,992	25,886	54,697	(144,241)	(44,590)
Transfers:
Loans from REO	—	9	—	—	—	—	9
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(104,073)	—	—	(104,073)
Recombination of MSRs with loans at fair value resulting from consolidation of VIEs	—	—	—	—	—	(6,543)	(6,543)
Balance, September 30, 2021	$31,538	$4,776	$31,891	$(13,276)	$(39,519)	$2,825,501	$2,840,911
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2021	$185	$(155)	$(3,345)	$(13,276)	$28,327	$(144,241)	$(132,505)

(1)	For the purpose of this table, CRT derivatives, interest rate lock commitments (“IRLCs”), and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2021
(in thousands)
Interest-only security payable:
Balance, June 30, 2021	$13,185
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(1,185)
(1,185)
Balance, September 30, 2021	$12,000
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2021	$(1,185)

	Quarter ended September 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2020	$29,313	$8,411	$151,206	$(63,926)	$83,956	$(61,375)	$5,275	$(191,193)	$1,189,605	$1,151,272
Purchases and issuances	24,089	—	—	—	31,217	—	—	—	—	55,306
Repayments and sales	(14,104)	(470)	(7,682)	(11,562)	—	(10,460)	(5,328)	—	(7)	(49,613)
Capitalization of interest	—	—	2,070	—	—	—	—	—	—	2,070
ESS received pursuant to a recapture agreement with PFSI	—	—	531	—	—	—	—	—	—	531
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(3,933)	265,278	261,345
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(51)	193	(3,135)	(6,516)	197,440	19,095	53	46,332	(66,473)	186,938
	(51)	193	(3,135)	(6,516)	197,440	19,095	53	46,332	(66,473)	186,938
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(240,496)	—	—	—	—	(240,496)
Balance, September 30, 2020	$39,247	$8,134	$142,990	$(82,004)	$72,117	$(52,740)	$—	$(148,794)	$1,388,403	$1,367,353
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2020	$(198)	$59	$(3,135)	$(17,996)	$72,117	$8,635	$—	$46,332	$(66,473)	$39,341

(1)	For the purpose of this table, CRT derivatives, IRLCs, CRT strips, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2020
(in thousands)
Interest-only security payable:
Balance, June 30, 2020	$14,981
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(2,041)
(2,041)
Balance, September 30, 2020	$12,940
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2020	$(2,041)

	Nine months ended September 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	49,112	—	—	—	83,060	—	—	132,172
Repayments and sales	(52,215)	(4,467)	(134,624)	(73,466)	—	(90,342)	—	(355,114)
Capitalization of interest and fees	—	251	1,280	—	—	—	—	1,531
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	1,245,546	1,245,546
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	766	877	1,037	73,562	(144,056)	253,615	(165,457)	20,344
	766	877	1,037	73,562	(144,056)	253,615	(165,457)	20,344
Transfers:
Loans from REO	—	88	—	—	—	—	—	88
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(24,666)	—	—	(24,666)
Recombination of MSRs with loans at fair value resulting from consolidation of VIEs	—	—	—	—	—	—	(9,824)	(9,824)
Balance, September 30, 2021	$31,538	$4,776	$—	$31,891	$(13,276)	$(39,519)	$2,825,501	$2,840,911
Changes in fair value recognized during the period relating to assets still held at September 30, 2021	$423	$30	$—	$98	$(13,276)	$163,273	$(165,457)	$(14,909)

(1)	For the purpose of this table, CRT derivatives, IRLCs, and CRT strips asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	1,243
1,243
Balance, September 30, 2021	$12,000
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2021	$1,243

	Nine months ended September 30, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$54,930	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	56,376	1,058	—	—	293,183	—	—	—	—	350,617
Repayments and sales	(35,136)	(5,395)	(25,112)	(43,694)	—	(38,565)	(5,328)	—	(7)	(153,237)
Capitalization of interest	—	—	6,416	—	—	—	—	—	—	6,416
ESS received pursuant to a recapture agreement with PFSI	—	—	1,393	—	—	—	—	—	—	1,393
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(38,161)	717,227	679,066
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(560)	(1,070)	(18,293)	(154,173)	397,138	(69,105)	53	(220,146)	(864,522)	(930,678)
	(560)	(1,070)	(18,293)	(154,173)	397,138	(69,105)	53	(220,146)	(864,522)	(930,678)
Transfers:
Loans to REO	—	(885)	—	—	—	—	—	—	—	(885)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(629,358)	—	—	—	—	(629,358)
Balance, September 30, 2020	$39,247	$8,134	$142,990	$(82,004)	$72,117	$(52,740)	$—	$(148,794)	$1,388,403	$1,367,353
Changes in fair value recognized during the period relating to assets still held at September 30, 2020	$(787)	$(1,081)	$(18,293)	$(196,404)	$72,117	$(107,670)	$—	$(220,146)	$(864,522)	$(1,336,786)

(1)	For the purpose of this table, CRT derivatives, IRLCs, CRT strips, and Firm commitment to purchase CRT securities asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(12,769)
(12,769)
Balance, September 30, 2020	$12,940
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2020	$(12,769)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (comprised of loans acquired for sale, loans held in a consolidated VIE, and distressed loans):

	September 30, 2021			December 31, 2020
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$4,974,254	$4,815,312	$158,942	$3,545,100	$3,377,970	$167,130
90 or more days delinquent:
Not in foreclosure	4,770	5,548	(778)	6,591	8,006	(1,415)
In foreclosure	232	235	(3)	199	235	(36)
	5,002	5,783	(781)	6,790	8,241	(1,451)
	$4,979,256	$4,821,095	$158,161	$3,551,890	$3,386,211	$165,679
Loans at fair value:
Loans held in consolidated VIEs:
Current through 89 days delinquent	$888,589	$856,918	$31,671	$140,052	$128,787	$11,265
90 or more days delinquent:
Not in foreclosure	2,515	3,262	(747)	3,655	4,240	(585)
In foreclosure	—	—	—	—	—	—
	2,515	3,262	(747)	3,655	4,240	(585)
	891,104	860,180	30,924	143,707	133,027	10,680
Distressed loans:
Current through 89 days delinquent	1,249	2,058	(809)	2,071	4,099	(2,028)
90 or more days delinquent:
Not in foreclosure	1,836	4,292	(2,456)	3,714	12,357	(8,643)
In foreclosure	1,691	4,873	(3,182)	2,242	4,641	(2,399)
	3,527	9,165	(5,638)	5,956	16,998	(11,042)
	4,776	11,223	(6,447)	8,027	21,097	(13,070)
	$895,880	$871,403	$24,477	$151,734	$154,124	$(2,390)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2021
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(18,591)	$—	$(2,415)	$(21,006)
Loans acquired for sale at fair value	75,528	—	—	—	75,528
Loans at fair value	—	411	—	(664)	(253)
Credit risk transfer strips	—	54,697	—	—	54,697
MSRs at fair value	—	—	(144,241)	—	(144,241)
	$75,528	$36,517	$(144,241)	$(3,079)	$(35,275)
Liabilities:
Interest-only security payable at fair value	$—	$1,185	$—	$—	$1,185
Asset-backed financing of VIEs at fair value	—	1,663	—	(531)	1,132
	$—	$2,848	$—	$(531)	$2,317

	Quarter ended September 30, 2020
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(37,873)	$—	$7,384	$(30,489)
Loans acquired for sale at fair value	231,934	—	—	—	231,934
Loans at fair value	—	(2,712)	—	880	(1,832)
ESS at fair value	—	(3,135)	—	2,070	(1,065)
Credit risk transfer strips	—	19,095	—	—	19,095
Firm commitment to purchase CRT securities at fair value	(3,933)	46,332	—	—	42,399
MSRs at fair value	—	—	(66,473)	—	(66,473)
	$228,001	$21,707	$(66,473)	$10,334	$193,569
Liabilities:
Interest-only security payable	$—	$2,041	$—	$—	$2,041
Asset-backed financing of VIEs at fair value	—	3,106	—	950	4,056
	$—	$5,147	$—	$950	$6,097

	Nine months ended September 30, 2021
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(60,456)	$—	$(6,821)	$(67,277)
Loans acquired for sale at fair value	68,203	—	—	—	68,203
Loans at fair value	—	(2,373)	—	665	(1,708)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	253,615	—	—	253,615
MSRs at fair value	—	—	(165,457)	—	(165,457)
	$68,203	$191,823	$(165,457)	$(4,876)	$89,693
Liabilities:
Interest-only security payable at fair value	$—	$(1,243)	$—	$—	$(1,243)
Asset-backed financing of VIEs at fair value	—	4,146	—	(76)	4,070
	$—	$2,903	$—	$(76)	$2,827

	Nine months ended September 30, 2020
	Net gains on loans acquired for sale	Net gains (losses) on investments	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$95,158	$—	$(16,477)	$78,681
Loans acquired for sale at fair value	636,962	—	—	—	636,962
Loans at fair value	—	(6,049)	—	1,720	(4,329)
ESS at fair value	—	(18,293)	—	6,416	(11,877)
Credit risk transfer strips	—	(69,105)	—	—	(69,105)
Firm commitment to purchase CRT securities at fair value	(38,161)	(220,146)	—	—	(258,307)
MSRs at fair value	—	—	(864,522)	—	(864,522)
	$598,801	$(218,435)	$(864,522)	$(8,341)	$(492,497)
Liabilities:
Interest-only security payable at fair value	$—	$12,769	$—	$—	$12,769
Asset-backed financing of VIEs at fair value	—	4,872	—	(4,045)	827
	$—	$17,641	$—	$(4,045)	$13,596

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2021	$—	$—	$3,874	$3,874
December 31, 2020	$—	$—	$12,656	$12,656

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Real estate asset acquired in settlement of loans	$605	$(69)	$(669)	$(1,263)

The Company remeasures its REO based on fair value when it evaluates the properties for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. REO may be revalued after acquisition due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of operations.

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets, Exchangeable senior notes and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

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

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	September 30, 2021		December 31, 2020
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,633,228	$2,648,439	$1,924,999	$1,871,276
Exchangeable senior notes	$499,612	$567,708	$196,796	$207,428

The Company estimates the fair value of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes using indications of fair value provided by nonaffiliate brokers.

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
•

For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to loans held by the Company included in the VIEs.

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

Following are the key inputs used in determining the fair value of ESS:

December 31, 2020
Fair value (in thousands)	$131,750
UPB of underlying loans (in thousands)	$15,833,050
Average servicing fee rate (in basis points)	34
Average ESS rate (in basis points)	19
Key inputs (1)
Pricing spread (2)
Range	4.9% – 5.3%
Weighted average	5.1%
Annual total prepayment speed (3)
Range	9.6% – 18.3%
Weighted average	11.7%
Equivalent life (in years)
Range	2.3 – 6.6
Weighted average	5.8

(1)	Weighted-average inputs are based on UPB of the underlying loans.
(2)

Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company applies pricing spreads to the forward rates implied by the United States Dollar London Interbank Offered Rate (“LIBOR”)/ swap curve for purposes of discounting cash flows relating to ESS.

(3)	Prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”). Equivalent life is provided as supplementary information.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$35,938	$58,699
Liabilities	$4,047	$26,904
UPB of loans in reference pools	$8,472,767	$13,854,426
Key inputs (1)
Discount rate
Range	4.6% – 5.4%	6.7% – 9.0%
Weighted average	5.3%	7.3%
Voluntary prepayment speed (2)
Range	13.3% – 13.7%	20.8% – 23.5%
Weighted average	13.4%	21.9%
Involuntary prepayment speed (3)
Range	(0.3)% – 0.4%	(0.8)% – 1.1%
Weighted average	(0.1)%	(0.2)%
Remaining loss (recovery) expectation (4)
Range	(0.3)% – 0.6%	(0.6)% – 0.6%
Weighted average	0.0%	(0.3)%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)

Involuntary prepayment speed is measured using Life Involuntary CPR. The negative involuntary prepayment speed reflects the expectation for reinstatement to the reference pool of a portion of the loans that previously triggered losses due to delinquency while under CARES Act forbearance upon their expected re-performance, as contractually provided for in certain CRT Agreements.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2021	December 31, 2020
Fair value (in thousands) (1)	$(13,276)	$72,386
Key inputs (2)
Pull-through rate
Range	49.8% – 100%	44.6% – 100%
Weighted average	92.7%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	0.4 – 6.7	2.0 – 5.3
Weighted average	5.0	4.4
Percentage of UPB
Range	0.3% – 2.6%	0.5% – 1.9%
Weighted average	1.4%	1.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trust holding the Deposits securing CRT arrangements, the IO ownership interest and Recourse Obligation. Together, the IO ownership interest and the Recourse Obligation comprise the CRT strips. Fair value of the CRT strips is derived by deducting the balance of the Deposits securing CRT arrangements from the fair value of the certificates derived from indications provided by the nonaffiliated brokers. The Company applies adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value
CRT strips liabilities	$39,519	$202,792
UPB of loans in the reference pools	$26,899,198	$44,843,516
Key inputs (1)
Discount rate
Range	4.1% – 6.7%	6.0% – 8.4%
Weighted average	6.3%	8.0%
Voluntary prepayment speed (2)
Range	17.5% – 18.4%	25.0% – 30.2%
Weighted average	18.1%	26.2%
Involuntary prepayment speed (3)
Range	0.5% – 1.4%	0.8% – 1.7%
Weighted average	0.7%	1.0%
Remaining loss expectation (4)
Range	0.3% – 0.9%	0.3% – 0.6%
Weighted average	0.4%	0.4%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Mortgage Servicing Rights

The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements. The Company generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, the prepayment speeds of the underlying loans and the annual per-loan cost to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, annual per-loan cost of servicing increases, or when returns required by market participants increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$424,912	$265,278	$1,245,546	$717,227
UPB of underlying loans	$29,206,319	$25,878,541	$91,240,993	$64,678,483
Weighted average annual servicing fee rate (in basis points)	30	27	28	28
Key inputs (1)
Pricing spread (2)
Range	6.0% – 8.0%	8.0% – 8.0%	6.0% – 8.0%	6.7% – 11.3%
Weighted average	6.8%	8.0%	7.2%	7.7%
Prepayment speed (3)
Range	6.7% – 12.5%	7.0% – 13.1%	6.0% – 12.5%	7.0% – 20.9%
Weighted average	8.9%	7.9%	8.1%	9.8%
Equivalent average life (in years)
Range	3.9 – 8.1	3.7 - 9.2	3.9 – 8.9	3.6 – 9.2
Weighted average	7.8	8.5	8.1	7.6
Annual per-loan cost of servicing
Range	$80 – $80	$80 – $80	$80 – $81	$78 – $80
Weighted average	$80	$80	$80	$79

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2021	December 31, 2020
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$2,825,501	$1,755,236
UPB of underlying loans	$212,101,752	$170,728,322
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.3%	3.6%
Key inputs (1)
Pricing spread (2)
Range	6.3% – 9.4%	8.0% – 11.1%
Weighted average	6.3%	8.0%
Effect on fair value of:
5% adverse change	$(40,345)	$(31,400)
10% adverse change	$(79,618)	$(61,718)
20% adverse change	$(155,098)	$(119,305)
Prepayment speed (3)
Range	9.1% – 24.2%	12.4% – 28.8%
Weighted average	9.8%	12.8%
Equivalent average life (in years)
Range	3.1 – 7.5	2.9 – 6.8
Weighted average	7.2	6.5
Effect on fair value of:
5% adverse change	$(60,976)	$(48,136)
10% adverse change	$(119,667)	$(94,244)
20% adverse change	$(230,689)	$(180,820)
Annual per-loan cost of servicing
Range	$78 – $80	$78 – $121
Weighted average	$80	$81
Effect on fair value of:
5% adverse change	$(17,276)	$(11,846)
10% adverse change	$(34,552)	$(23,692)
20% adverse change	$(69,103)	$(47,385)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

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

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the indications of fair value. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the staff appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers obtain an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$2,309,864	$2,612,986	$2,213,922	$2,839,633
Purchases	249,234	153,725	1,932,083	1,769,211
Sales	—	—	(1,300,653)	(1,601,490)
Repayments	(67,059)	(331,456)	(307,042)	(681,269)
Changes in fair value included in income arising from:
(Amortization) accrual of net purchase premiums	(2,415)	7,384	(6,821)	(16,477)
Valuation adjustments	(18,591)	(37,873)	(60,456)	95,158
	(21,006)	(30,489)	(67,277)	78,681
Balance at end of period	$2,471,033	$2,404,766	$2,471,033	$2,404,766

Following is a summary of the Company’s investment in MBS:

	September 30, 2021
					Coupon
Agency (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Minimum	Maximum	Weighted average
	(dollars in thousands)
Freddie Mac	$858,835	$28,910	$(18,764)	$868,981	2.0	2.5	2.1
Fannie Mae	1,583,741	51,058	(32,747)	1,602,052	2.0	2.5	2.1
	$2,442,576	$79,968	$(51,511)	$2,471,033

	December 31, 2020
					Coupon
Agency (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Minimum	Maximum	Weighted average
	(dollars in thousands)
Freddie Mac	$1,253,755	$32,414	$24,867	$1,311,036	2.0	3.0	2.7
Fannie Mae	863,758	23,692	15,436	902,886	2.0	3.0	2.5
	$2,117,513	$56,106	$40,303	$2,213,922

(1)	All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at September 30, 2021 and December 31, 2020.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2021	December 31, 2020
	(in thousands)
Agency-eligible (1)	$4,613,077	$3,057,601
Held for sale to PLS — Government insured or guaranteed (2)	334,641	460,414
Home equity lines of credit	3,917	5,566
Commercial real estate	977	1,010
Repurchased pursuant to representations and warranties	26,644	27,299
	$4,979,256	$3,551,890
Loans pledged to secure:
Assets sold under agreements to repurchase	$4,843,261	$3,484,202
Mortgage loan participation purchase and sale agreements	46,693	17,645
	$4,889,954	$3,501,847

(1)	Agency eligibility refers to loans’ eligibility for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.
(2)

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4 – Transactions with Related Parties – Correspondent Production Activities.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6 –Variable Interest Entities – Investments in Loan Securitizations as well as distressed loans.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	September 30, 2021	December 31, 2020
	(in thousands)
Loans in VIEs:
Secured by investment properties	$811,727	$—
Fixed interest rate jumbo loans	79,377	143,707
	891,104	143,707
Distressed loans	4,776	8,027
	$895,880	$151,734
Loans at fair value pledged to secure:
Asset-backed financings of VIEs at fair value	$891,104	$143,707
Assets sold under agreements to repurchase	427	3,703
	$891,531	$147,410

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2021	December 31, 2020
	(in thousands)
Derivative assets	$97,688	$164,318
	$97,688	$164,318
Derivative liabilities	$28,666	$60,681
Credit risk transfer strip liabilities	39,519	202,792
	$68,185	$263,473

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing assets and MBS financing activities due to changes in market interest rates as discussed below:

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting agreements (2):
Call options on interest rate futures purchase contracts	1,200,000	$375	$—	1,450,000	$3,070	$—
Put options on interest rate futures purchase contracts	600,000	6,695	—	2,800,000	4,742	—
Forward purchase contracts	7,979,384	2,784	24,407	17,563,549	72,526	17
Forward sale contracts	13,578,730	52,773	4,717	26,615,716	92	122,884
MBS call options	2,700,000	425	—	—	—	—
MBS put options	3,300,000	16,007	—	3,625,000	3,220	—
Swaption purchase contracts	2,532,000	38,188	—	3,655,000	8,505	—
Swap futures	4,800,000	—	—	1,950,000	—	—
Bond futures	83,500	—	—	66,500	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	8,472,767	35,938	4,047	13,854,426	58,699	26,904
Interest rate lock commitments	5,756,526	7,573	20,849	10,588,208	72,794	408
Total derivative instruments before netting		160,758	54,020		223,648	150,213
Netting		(63,070)	(25,354)		(59,330)	(89,532)
		$97,688	$28,666		$164,318	$60,681
Margin deposits (received from) placed with derivative counterparties, net		$(37,715)			$30,197
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$35,938			$58,699

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2021 and December 31, 2020, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	September 30, 2021			December 31, 2020
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures purchase contracts	$375	$—	$375	$3,070	$—	$3,070
Put options on interest rate futures purchase contracts	6,695	—	6,695	4,742	—	4,742
Forward purchase contracts	2,784	—	2,784	72,526	—	72,526
Forward sale contracts	52,773	—	52,773	92	—	92
MBS call options	425	—	425	—	—	—
MBS put options	16,007	—	16,007	3,220	—	3,220
Swaption purchase contracts	38,188	—	38,188	8,505	—	8,505
Netting	—	(63,070)	(63,070)	—	(59,330)	(59,330)
	117,247	(63,070)	54,177	92,155	(59,330)	32,825
Not subject to master netting arrangements:
CRT derivatives	35,938	—	35,938	58,699	—	58,699
Interest rate lock commitments	7,573	—	7,573	72,794	—	72,794
	43,511	—	43,511	131,493	—	131,493
	$160,758	$(63,070)	$97,688	$223,648	$(59,330)	$164,318

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$35,938	$—	$—	$35,938	$58,699	$—	$—	$58,699
Interest rate lock commitments	7,573	—	—	7,573	72,794	—	—	72,794
Citigroup Global Markets Inc.	13,176	—	—	13,176	2,416	—	—	2,416
Bank of America, N.A.	10,055	—	—	10,055	15,406	—	—	15,406
RJ O’Brien & Associates, LLC	7,070	—	—	7,070	7,813	—	—	7,813
Goldman Sachs & Co. LLC	5,825	—	—	5,825	—	—	—	—
Wells Fargo Securities, LLC	5,409	—	—	5,409	—	—	—	—
Morgan Stanley & Co. LLC	5,147	—	—	5,147	—	—	—	—
J.P. Morgan Securities LLC	4,845	—	—	4,845	—	—	—	—
PNC Capital Markets LLC	—	—	—	—	3,138	—	—	3,138
Deutsche Bank Securities LLC	—	—	—	—	1,602	—	—	1,602
Mitsubishi UFJ Sec	—	—	—	—	1,070	—	—	1,070
Other	2,650	—	—	2,650	1,380	—	—	1,380
	$97,688	$—	$—	$97,688	$164,318	$—	$—	$164,318

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2021			December 31, 2020
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$24,407	$—	$24,407	$17	$—	$17
Forward sales contracts	4,717	—	4,717	122,884	—	122,884
Netting	—	(25,354)	(25,354)	—	(89,532)	(89,532)
	29,124	(25,354)	3,770	122,901	(89,532)	33,369
Not subject to master netting arrangements
CRT derivatives	4,047	—	4,047	26,904	—	26,904
Interest rate lock commitments	20,849	—	20,849	408	—	408
	54,020	(25,354)	28,666	150,213	(89,532)	60,681
Assets sold under agreements to repurchase:
UPB	7,028,012	—	7,028,012	6,317,928	—	6,317,928
Unamortized debt issuance costs	(2,865)	—	(2,865)	(8,510)	—	(8,510)
	7,025,147	—	7,025,147	6,309,418	—	6,309,418
	$7,079,167	$(25,354)	$7,053,813	$6,459,631	$(89,532)	$6,370,099

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

	September 30, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$20,849	$—	$—	$20,849	$408	$—	$—	$408
CRT derivatives	4,047	—	—	4,047	26,904	—	—	26,904
Bank of America, N.A.	1,194,100	(1,194,100)	—	—	414,044	(414,044)	—	—
RBC Capital Markets, L.P.	1,128,035	(1,128,035)	—	—	765,892	(765,892)	—	—
Credit Suisse Securities (USA) LLC	1,024,283	(1,023,703)	—	580	1,059,547	(1,054,636)	—	4,911
Barclays Capital Inc.	1,011,522	(1,010,794)	—	728	922,959	(922,035)	—	924
J.P. Morgan Securities LLC	718,441	(718,441)	—	—	359,573	(357,211)	—	2,362
Daiwa Capital Markets	507,523	(507,523)	—	—	728,207	(727,562)	—	645
BNP Paribas	393,709	(393,709)	—	—	164,414	(163,548)	—	866
Wells Fargo Securities, LLC	339,937	(339,937)	—	—	148,854	(140,796)	—	8,058
Morgan Stanley & Co. LLC	311,198	(311,198)	—	—	367,493	(366,415)	—	1,078
Goldman Sachs & Co. LLC	149,416	(149,416)	—	—	149,272	(144,883)	—	4,389
Amherst Pierpont Securities LLC	130,000	(130,000)	—	—	153,224	(153,224)	—	—
Citigroup Global Markets Inc.	121,156	(121,156)	—	—	830,161	(830,161)	—	—
Mizuho Securities	—	—	—	—	279,321	(277,521)	—	1,800
Federal Home Loan Mortgage Corporation	—	—	—	—	5,883	—	—	5,883
Other	2,462	—	—	2,462	2,453	—	—	2,453
	$7,056,678	$(7,028,012)	$—	$28,666	$6,378,609	$(6,317,928)	$—	$60,681

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statement of operations line	2021	2020	2021	2020
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(43,024)	$(11,839)	$(85,662)	$60,964
CRT derivatives	Net gains (losses) on investments	$17,992	$(6,516)	$73,562	$(154,173)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(19,150)	$(117,926)	$112,226	$(350,191)
Mortgage servicing rights	Net loan servicing fees	$(73,841)	$962	$(354,128)	$717,498
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net gains (losses) on investments	$(51)	$(1,266)	$—	$46,926

(1)

Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	September 30, 2021	December 31, 2020
	(in thousands)
Currently unrestricted	$21	$—
Through December 4, 2021	8,792	(168,539)
To maturity	(48,332)	(34,253)
	$(39,519)	$(202,792)

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance at beginning of period	$2,551,373	$1,189,605	$1,755,236	$1,535,705
Sales	—	(7)	—	(7)
MSRs resulting from loan sales	424,912	265,278	1,245,546	717,227
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(62,843)	(13,054)	44,939	(687,950)
Other changes in fair value (2)	(81,398)	(53,419)	(210,396)	(176,572)
	(144,241)	(66,473)	(165,457)	(864,522)
Recombination with loans at fair value resulting from consolidation of VIEs (3)	(6,543)	—	(9,824)	—
Balance at end of period	$2,825,501	$1,388,403	$2,825,501	$1,388,403

	September 30, 2021	December 31, 2020
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$2,797,165	$1,742,905

(1)	Primarily reflects changes in pricing spread, prepayment speed, and servicing cost inputs.
(2)	Represents changes due to realization of expected cash flows.
(3)

As discussed in Note 6 ‒ Variable Interest Entities – Investment in Securities Backed by Loans Secured by Investment Properties, the Company consolidated VIEs holding certain loans for which it had previously recognized MSRs. Upon initial consolidation of the VIEs, the Company recombined the MSRs with the loans in the consolidated VIEs to Loans at fair value.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Contractually-specified servicing fees	$137,804	$98,027	$378,110	$294,319
Ancillary and other fees:
Late charges	436	194	1,199	1,093
Other	13,524	18,466	53,908	36,645
	13,960	18,660	55,107	37,738
	$151,764	$116,687	$433,217	$332,057
Average MSR servicing portfolio	$205,181,714	$148,412,625	$191,351,860	$142,872,909

Note 13— Short-Term Borrowings

The borrowing facilities described throughout these Notes 13 and 14 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2021.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.29%	1.49%	1.40%	1.77%
Average balance	$6,796,525	$4,054,686	$6,177,250	$4,986,701
Total interest expense	$24,047	$19,259	$75,988	$74,081
Maximum daily amount outstanding	$7,776,643	$7,170,860	$8,725,300	$8,664,587

(1)

Excludes the effect of amortization of debt issuance costs of $1.9 million and $11.2 million for the quarter and nine months ended September 30, 2021, respectively, and $4.1 million and $7.9 million for the quarter and nine months ended September 30, 2020, respectively.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,028,012	$6,317,928
Unamortized debt issuance costs	(2,865)	(8,510)
	$7,025,147	$6,309,418
Weighted average interest rate	1.26%	1.36%
Available borrowing capacity (1):
Committed	$104,236	$483,767
Uncommitted	4,679,890	4,151,905
	$4,784,126	$4,635,672
Margin deposits placed with counterparties included in Other assets	$22,096	$141,808
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,471,033	$2,213,922
Loans acquired for sale at fair value	$4,843,261	$3,484,202
Loans at fair value	$427	$3,703
MSRs (2)	$1,608,320	$1,166,090
Servicing advances	$62,362	$—
Real estate acquired in settlement of loans	$7,490	$15,365
Deposits securing CRT arrangements	$—	$2,799,263

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2021	Unpaid principal balance
(in thousands)
Within 30 days	$2,951,938
Over 30 to 90 days	2,898,039
Over 90 days to 180 days	1,128,035
Over 180 days to 1 year	—
Over one year to two years	50,000
$7,028,012
Weighted average maturity (in months)	2.0

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2021:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
RBC Capital Markets, L.P.	$69,543	January 9, 2022	August 10, 2022
Credit Suisse First Boston Mortgage Capital LLC	$61,885	December 7, 2021	March 31, 2023
Barclays Capital Inc.	$55,281	December 24, 2021	November 3, 2022
Bank of America, N.A.	$39,893	October 22, 2021	June 7, 2023
JPMorgan Chase & Co.	$2,009	November 20, 2021	June 6, 2023
BNP Paribas Corporate and Institutional Banking	$22,436	December 12, 2021	July 31, 2023
Wells Fargo Securities, LLC	$16,406	December 23, 2021	October 6, 2022
Citibank, N.A.	$11,839	November 18, 2021	August 10, 2023
Goldman Sachs & Co. LLC	$7,826	December 16, 2021	December 23, 2022
Morgan Stanley & Co. LLC	$16,706	December 19, 2021	November 2, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$22,084	October 15, 2021
Barclays Capital Inc.	$10,576	October 17, 2021
JPMorgan Chase & Co.	$24,936	October 20, 2021
Daiwa Capital Markets America Inc.	$15,387	October 20, 2021
Amherst Pierpont Securities LLC	$3,897	October 15, 2021

Mortgage Loan Participation Purchase and Sale Agreements

One of the borrowing facilities secured by loans acquired for sale is in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	1.48%	1.43%	1.41%	1.70%
Average balance	$35,984	$40,117	$35,754	$45,484
Total interest expense	$166	$176	$471	$724
Maximum daily amount outstanding	$82,116	$96,508	$89,072	$96,570

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $93,000 for the quarter and nine months ended September 30, 2021, respectively, and $31,000 and $145,000 for the quarter and nine months ended September 30, 2020, respectively.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$45,044	$16,851
Unamortized debt issuance costs	—	—
	$45,044	$16,851
Weighted average interest rate	1.46%	1.39%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$46,693	$17,645

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

Following is a summary of the secured CRT Term Notes issued:

Term notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date (2)
Term notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension
		(in thousands)
2021 1R	March 04, 2021	$659,156	$471,967	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	356,437	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	102,674	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	99,499	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	281,642	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	104,929	2.00%	March 29, 2022	March 27, 2024
			$1,417,148

(1)	Spread over 1-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the Term Notes under the conditions specified in the respective agreements.

PMC finances mortgage servicing rights through the issuance of FMSR VFN to institutional buyers under an agreement to repurchase. The FMSR VFN has a committed borrowing capacity of $700 million and matures on March 31, 2023.

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

During March 2021, the Company, through PMC and PMH, terminated a loan and security agreement entered into on February 1, 2018, pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities, and entered into a similar borrowing arrangement with Citibank, N.A. The aggregate loan amount available under the loan and security agreement with Citibank, N.A. increased to $1billion from $700 million, bears interest at a rate equal to LIBOR plus 3.25%, with index replacement provisions related to the transition from LIBOR, and will mature on January 3, 2022.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	3.04%	2.69%	3.10%	3.31%
Average balance	$2,791,323	$1,730,585	$2,658,411	$1,832,732
Total interest expense	$22,890	$12,407	$65,664	$47,474
Maximum daily amount outstanding	$2,935,720	$1,816,286	$3,336,211	$2,032,665

(1)

Excludes the effect of amortization of debt issuance costs of $1.5 million and $4.0 million for the quarter and nine months ended September 30, 2021, respectively, and $687,000 and $1.9 million for the quarter and nine months ended September 30, 2020, respectively.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$2,642,147	$1,930,018
Unamortized debt issuance costs	(8,919)	(5,019)
	$2,633,228	$1,924,999
Weighted average interest rate	2.85%	2.99%
Assets securing notes payable:
MSRs (1)	$2,797,165	$1,742,905
CRT Agreements:
Deposits securing CRT arrangements	$1,962,800	$2,799,263
Derivative assets	$35,938	$58,699

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

On November 7 and November 19, 2019, PMC issued $210 million in principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes bear interest at 5.50% per year, payable semiannually.

The 2026 Exchangeable Notes and the 2024 Exchangeable Notes are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025 and August 1, 2024, respectively. The exchange rates are equal to 46.1063 and 40.101 common shares per $1,000 principal amount of the 2026 Exchangeable Notes and 2024 Exchangeable Notes, respectively, and are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Average balance	$497,770	$195,579	$426,353	$293,736
Total interest expense (1)	$10,446	$3,613	$26,298	$15,222

(1)

Excludes the effect of amortization of debt issuance costs of $661,000 and $1.6 million for the quarter and nine months ended September 30, 2021, respectively, and $270,000 and $1.2 million for the quarter and nine months ended September 30, 2020, respectively.

	September 30, 2021	December 31, 2020
	(in thousands)
Carrying value:
UPB	$555,000	$210,000
Unamortized debt issuance costs and conversion option	(55,388)	(13,204)
	$499,612	$196,796

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Investments in Loan Securitizations:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Average balance	$424,744	$197,743	$214,524	$219,951
Total interest expense	$4,272	$2,561	$6,436	$9,558
Weighted average interest rate	4.49%	3.23%	4.06%	3.34%

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$843,163	$134,726
UPB	$817,019	$131,835
Weighted average interest rate	2.98%	3.56%

The asset-backed financings of the VIEs are non-recourse liabilities and secured solely by the assets of the consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the respective certificates.

Maturities of Long-Term Debt

Annual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended September 30,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,642,148	$529,929	$1,290,252	$471,967	$—	$350,000	$—
Exchangeable senior notes	555,000	—	—	—	210,000	345,000	—
Asset-backed financing of variable interest entities at fair value (2)	817,019	—	—	—	—	—	817,019
Interest-only security payable at fair value (2)	12,000	—	—	—	—	—	12,000
Total	$4,026,167	$529,929	$1,290,252	$471,967	$210,000	$695,000	$829,019

(1)	Based on stated maturity. As discussed above, certain of the notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturities do not reflect expected repayments as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 15—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$36,314	$10,225	$21,893	$7,614
Provision for losses:
Pursuant to loan sales	6,297	5,953	23,282	10,198
Reduction in liability due to change in estimate	(1,636)	(1,504)	(4,155)	(3,059)
Losses incurred, net	(66)	(33)	(111)	(112)
Balance, end of period	$40,909	$14,641	$40,909	$14,641
UPB of loans subject to representations and warranties at end of period	$208,686,249	$143,875,403

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2021
(in thousands)
Commitments to purchase loans acquired for sale	$5,756,526

Note 17—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
Preferred						Quarter		Nine months
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2021	2020	2021	2020
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.53	$1.52
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	—	—	—	—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

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

The Company’s Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) pay cumulative dividends at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference to, but not including, June 15, 2024. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference.

The Company’s Series C Fixed Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares”) (together with the Series A Preferred Shares and Series B Preferred Shares, the “Preferred Shares”) pay cumulative dividends at a fixed rate of 6.75% per annum based on the $25.00 per share liquidation preference to, but not including, August 24, 2026. The first dividend on the Series C Preferred Shares shall be paid on December 15, 2021 in the amount of $0.52031 per share, and will represent accrual for more than the full quarterly period, covering the period from, and including August 24, 2021 to, but not including, December 15, 2021.

The Series A, Series B, and Series C Preferred Shares will not be redeemable before March 15, 2024, June 15, 2024 and August 24, 2026, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurred, the Company may, at its option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date.

The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its common shares of beneficial interest. Following is a summary of the Company’s activities under its prior ATM equity offering program:

Nine months ended September 30, 2020
(in thousands)
Number of common shares issued	241
Gross proceeds	$5,654
Net proceeds	$5,597

At September 30, 2021, the Company had $200 million of common shares of beneficial interest available for issuance under its ATM equity-offering program.

Common Share Repurchase Program

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common shares of beneficial interest repurchase authorization from $300 million to $400 million. Under the program, as amended, the Company may repurchase up to $400 million of its outstanding common shares of beneficial interest.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2021	2020	2021	2020	total (1)
	(in thousands)
Common shares repurchased	904	492	931	1,841	18,430
Cost of common shares repurchased	$17,178	$8,273	$17,700	$21,618	$271,592

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through September 30, 2021.

Note 18— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(381,295)	$(23,860)	$(1,196,355)	$(70,972)
Hedging activities	25,858	(103,361)	196,908	(360,930)
	(355,437)	(127,221)	(999,447)	(431,902)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	—	(3,933)	—	(38,161)
Receipt of MSRs in mortgage loan sale transactions	424,912	265,278	1,245,546	717,227
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to loans sales	(6,297)	(5,953)	(23,282)	(10,198)
Reduction of liability due to change in estimate	1,636	1,504	4,155	3,059
	(4,661)	(4,449)	(19,127)	(7,139)
Change in fair value of loans and derivatives
IRLCs	(43,024)	(11,839)	(85,662)	60,964
Loans	37,877	(6,518)	35,401	(11,471)
Hedging derivatives	(45,008)	(14,565)	(84,682)	10,739
	(50,155)	(32,922)	(134,943)	60,232
	370,096	223,974	1,091,476	732,159
Total from nonaffiliates	14,659	96,753	92,029	300,257
From PFSI ‒ cash gain	1,537	1,669	4,905	9,154
	$16,196	$98,422	$96,934	$309,411

Note 19— Net Gains (Losses) on Investments

Net gains (losses) on investments are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(18,591)	$(37,873)	$(60,456)	$95,158
Loans at fair value:
Held in VIEs	(241)	(2,905)	(3,250)	(4,979)
Distressed	652	193	877	(1,070)
CRT arrangements	73,874	14,620	325,934	(210,509)
Firm commitment to purchase CRT securities	—	46,332	—	(220,146)
Asset-backed financing of VIEs at fair value	1,663	3,106	4,146	4,872
Hedging derivatives	(51)	(1,266)	—	46,926
	57,306	22,207	267,251	(289,748)
From PFSI ‒ ESS	—	(2,610)	1,651	(16,852)
	$57,306	$19,597	$268,902	$(306,600)

Note 20—Net Interest (Expense) Income

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$264	$581	$705	$3,100
Mortgage-backed securities	9,833	24,411	25,925	49,861
Loans acquired for sale at fair value	39,076	26,158	94,597	73,762
Loans at fair value:
Held in VIEs	4,773	2,763	8,040	8,117
Distressed	85	50	377	342
Deposits securing CRT arrangements	126	288	451	6,893
Placement fees relating to custodial funds	4,481	4,286	8,485	24,800
Other	(354)	16	(301)	267
	58,284	58,553	138,279	167,142
From PFSI ‒ ESS	—	2,070	1,280	6,416
	58,284	60,623	139,559	173,558
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	24,047	19,259	75,988	74,081
Mortgage loan participation purchase and sale agreements	166	176	471	724
Notes payable secured by credit risk transfer and mortgage servicing assets	22,890	12,407	65,664	47,474
Exchangeable Notes	10,446	3,613	26,298	15,222
Asset-backed financings of VIEs at fair value	4,272	2,561	6,436	9,558
Interest shortfall on repayments of loans serviced for Agency securitizations	12,622	19,311	53,198	48,553
Interest on loan impound deposits	1,046	1,014	2,557	2,835
	75,489	58,341	230,612	198,447
To PFSI ‒ Assets sold under agreement to repurchase	—	676	387	2,686
	75,489	59,017	230,999	201,133
Net interest (expense) income	$(17,205)	$1,606	$(91,440)	$(27,575)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Grants:
Restricted share units	—	—	105	92
Performance share units	—	—	126	112
	—	—	231	204
Grant date fair value:
Restricted share units	$—	$—	$1,992	$1,978
Performance share units	—	—	2,399	2,428
	$—	$—	$4,391	$4,406
Vestings:
Restricted share units	—	6	100	129
Performance share units (1)	—	—	37	143
	—	6	137	272
Forfeitures:
Restricted share units	—	4	—	4
Performance share units	—	—	—	—
	—	4	—	4
Compensation expense relating to share-based grants	$(795)	$547	$1,953	$1,601

(1)	The actual number of performance-based RSUs that vested during the nine months ended September 30, 2021 was 37,000 common shares, which is 100% of the originally granted performance-based RSUs.

	September 30, 2021
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	193	202
Grant date average fair value per unit	$20.05	$19.88

Note 22—Income Taxes

The Company’s effective tax rate was 11.6% and (14.9)% with consolidated pretax loss of $40.7 million and consolidated pretax income of $64.2 million for the quarter and nine months ended September 30, 2021, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $4.7 million on a pretax loss of $75.6 million for the quarter ended September 30, 2021 and tax benefit of $9.6 million on a pretax loss of $137.1 million for the nine months ended September 30, 2021. The TRS losses were primarily due to decreases in MSR fair values.

For the same periods in 2020, the TRS recognized a tax expense of $22.9 million on a pretax income of $118.5 million and a tax expense of $36.3 million on a pretax income of $186.6 million, respectively. The Company’s reported consolidated pretax income was $122.2 million and $5.8 million for the quarter and nine months ended September 30, 2020, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The benefit from the dividends paid deduction was partially offset by a valuation allowance recorded at the TRS against its deferred tax assets, including a portion of its net operating losses and deferred interest expense.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2021, the valuation allowance was increased to $22.0 million from the $110,000 valuation allowance recorded at December 31, 2020 as the result of a GAAP loss at the TRS for the nine months ended September 30, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Note 23—(Loss) Earnings Per Common Share

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

As discussed in Note 2 ‒ Basis of Presentation and Accounting Change ‒ Pending Accounting Change, PMC issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. The Company intends to cash settle the Exchangeable Notes. Therefore, the effect of conversion of the Exchangeable Notes presently is excluded from diluted earnings (losses) per share. As further discussed in Note 2, effective for the quarter ending March 31, 2022, the Company will adopt ASU 2020-06, which will require inclusion of the common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per share calculation.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands except per share amounts)
Net (loss) income	$(35,955)	$99,547	$73,740	$(30,506)
Dividends on preferred shares	(7,969)	(6,234)	(20,438)	(18,703)
Effect of participating securities—share-based compensation awards	(80)	(182)	(238)	(198)
Net (loss) income attributable to common shareholders	(44,004)	93,131	53,064	(49,407)
Income attributable to participating securities	—	—	—	—
Diluted net (loss) income attributable to common shareholders	$(44,004)	$93,131	$53,064	$(49,407)
Weighted average basic shares outstanding	97,501	99,227	97,772	99,718
Shares issuable under share-based compensation plan	—	197	107	—
Diluted weighted average number of shares outstanding	97,501	99,424	97,879	99,718
Basic (loss) earnings per share	$(0.45)	$0.94	$0.54	$(0.50)
Diluted (loss) earnings per share	$(0.45)	$0.94	$0.54	$(0.50)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Shares issuable under share-based compensation plan	128	116	51	181
Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	—	20,627	3,378

Note 24—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains on loans acquired for sale	$—	$—	$16,196	$—	$16,196
Net gains (losses) on investments	75,764	(18,458)	—	—	57,306
Net loan servicing fees	—	(53,343)	—	—	(53,343)
Net interest (expense) income:
Interest income	617	18,260	38,975	432	58,284
Interest expense	13,857	41,482	20,150	—	75,489
	(13,240)	(23,222)	18,825	432	(17,205)
Other	559	—	44,341	—	44,900
	63,083	(95,023)	79,362	432	47,854
Expenses:
Loan fulfillment and servicing fees payable to PFSI	89	20,614	43,922	—	64,625
Management fees	—	—	—	8,520	8,520
Other	2,308	1,180	7,665	4,212	15,365
	2,397	21,794	51,587	12,732	88,510
Pretax income (loss)	$60,686	$(116,817)	$27,775	$(12,300)	$(40,656)
Total assets at end of quarter	$2,078,237	$6,392,726	$5,138,051	$259,586	$13,868,600

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains on loans acquired for sale	$(3,934)	$—	$102,356	$—	$98,422
Net gains (losses) on investments	60,011	(40,414)	—	—	19,597
Net loan servicing fees	—	60,427	—	—	60,427
Net interest (expense) income:
Interest income	656	33,516	26,073	378	60,623
Interest expense	6,236	36,178	16,547	56	59,017
	(5,580)	(2,662)	9,526	322	1,606
Other	2,321	—	38,640	—	40,961
	52,818	17,351	150,522	322	221,013
Expenses:
Loan fulfillment and servicing fees payable to PFSI	187	18,564	54,840	—	73,591
Management fees	—	—	—	8,508	8,508
Other	2,603	270	8,786	5,058	16,717
	2,790	18,834	63,626	13,566	98,816
Pretax income (loss)	$50,028	$(1,483)	$86,896	$(13,244)	$122,197
Total assets at end of quarter	$1,486,230	$4,298,530	$4,287,765	$382,542	$10,455,067

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains on loans acquired for sale	$—	$—	$96,934	$—	$96,934
Net gains (losses) on investments	328,448	(59,546)	—	—	268,902
Net loan servicing fees	—	(48,210)	—	—	(48,210)
Net interest (expense) income:
Interest income	1,668	41,839	94,290	1,762	139,559
Interest expense	47,295	117,935	65,769	—	230,999
	(45,627)	(76,096)	28,521	1,762	(91,440)
Other	1,467	—	143,164	—	144,631
	284,288	(183,852)	268,619	1,762	370,817
Expenses:
Loan fulfillment and servicing fees payable to PFSI	306	59,505	158,777	—	218,588
Management fees	—	—	—	28,882	28,882
Other	10,518	3,500	27,462	17,698	59,178
	10,824	63,005	186,239	46,580	306,648
Pretax (loss) income	$273,464	$(246,857)	$82,380	$(44,818)	$64,169
Total assets at end of period	$2,078,237	$6,392,726	$5,138,051	$259,586	$13,868,600

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains on loans acquired for sale	$(43,813)	$—	$353,224	$—	$309,411
Net gains (losses) on investments	(386,829)	80,229	—	—	(306,600)
Net loan servicing fees	—	202,339	—	—	202,339
Net interest (expense) income:
Interest income	8,344	90,342	73,438	1,434	173,558
Interest expense	29,599	115,879	54,357	1,298	201,133
	(21,255)	(25,537)	19,081	136	(27,575)
Other	5,501	—	87,945	1,796	95,242
	(446,396)	257,031	460,250	1,932	272,817
Expenses:
Loan fulfillment and servicing fees payable to PFSI	728	48,078	149,594	—	198,400
Management fees	—	—	—	25,851	25,851
Other	4,529	3,143	18,874	16,185	42,731
	5,257	51,221	168,468	42,036	266,982
Pretax (loss) income	$(451,653)	$205,810	$291,782	$(40,104)	$5,835
Total assets at end of period	$1,486,230	$4,298,530	$4,287,765	$382,542	$10,455,067

Note 25—Supplemental Cash Flow Information

	Nine months ended September 30,
	2021	2020
	(in thousands)
Payments:
Income taxes, net	$2,112	$4,997
Interest	$232,705	$220,616
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$1,166
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$1,245,546	$717,227
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$557	$1,393
Unsettled purchase of subordinated mortgage pass-through securities associated with a consolidated variable interest entity	$9,755	$—
Recognition/Recombination of assets pursuant to initial consolidation of VIEs:
Recognition of mortgage loans	$780,713	$—
Recombination of MSRs with loans	$9,824	$—
Non-cash financing activities:
Dividends declared, not paid	$45,673	$39,591
Recognition of asset-backed secured financing	$780,713	$—

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

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2021	$973,769	$547,531	11%	6%	$135,557	$73,393
December 31, 2020	$1,101,318	$438,530	16%	6%	$101,116	$59,158

(1)	Calculated in accordance with the Agencies’ requirements.

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Report to the words “we,” “us,” “our” and the “Company” refer to PMT or its affiliates.

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

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label securitizations, and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$29,865,473	$26,748,508	$93,365,579	$66,639,230
To PennyMac Financial Services, Inc.	15,996,702	17,608,969	51,471,399	43,721,458
	$45,862,175	$44,357,477	$144,836,978	$110,360,688
Net gain on loans acquired for sale	$16,196	$98,422	$96,934	$309,411
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$424,912	$265,278	$1,245,546	$717,227
Retention of interest in securitization of loans secured by investment properties, net of associated asset-backed financing	$9,755	$—	$9,755	$—

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the nine months ended September 30, 2021, we received $1.2 billion of MSRs as proceeds from sales of loans acquired for sale. We held $2.8 billion of MSRs at fair value at September 30, 2021.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased $1.9 billion and sold $1.3 billion of MBS during the nine months ended September 30, 2021. The purchases and sales during the period reflect a restructuring of our investment in MBS aimed at reducing prepayment and price risk relating to these assets. We held MBS with fair values totaling $2.5 billion at September 30, 2021.

Credit Sensitive Investments

CRT Arrangements

At present, we are no longer creating new CRT investments as the Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments as of the end of 2020. During the nine months ended September 30, 2021, we recognized investment gains of $325.9 million relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling $1.9 billion at September 30, 2021.

Investment in Securities Backed by Loans Secured by Investment Properties

Beginning in the quarter ended June 30, 2021, the Company purchased subordinate mortgage pass-through securities backed by loans secured by investment properties sourced from the Company’s conventional correspondent production activities in transactions sponsored by Citigroup Global Markets Realty Corp (“CGMRC”). These securities provide us with a higher yield than senior securities in exchange for being the first securities to absorb the credit losses relating to the underlying loans.

During the quarter ended September 30, 2021, the Company purchased subordinate mortgage pass-through securities created in the CGMRC-sponsored transaction with initial unpaid principal balances (“UPBs”) totaling $548.0 million. As the result of the Company’s consolidation of the variable interest entities as described in Note 6 – Variable Interest Entities – Investment in Securities Backed by Loans Secured by investment Properties to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $788.7 million on its consolidated balance sheet as of September 30, 2021.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and ESS), our firm commitment to purchase CRT securities, our derivatives and CRT strips, our MSRs, and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash investment income (loss) items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net gains (losses) on investments:
Mortgage-backed securities	$(18,591)	$(37,873)	$(60,456)	$95,158
Loans:
Held in a variable interest entities	(241)	(2,905)	(3,250)	(4,979)
Distressed	(63)	59	96	(149)
ESS	—	(2,610)	1,651	(16,852)
CRT arrangements	24,982	(9,361)	163,371	(304,074)
Firm commitment to purchase CRT securities	—	46,332	—	(220,146)
Interest-only security payable at fair value	1,185	2,041	(1,243)	12,769
Asset-backed financing of VIEs	1,663	3,106	4,146	4,872
	8,935	(1,211)	104,315	(433,401)
Net gains on loans acquired for sale (1)	370,096	223,974	1,091,476	732,159
Net loan servicing fees—MSR valuation adjustments	(144,241)	(66,473)	(165,457)	(864,522)
	$234,790	$156,290	$1,030,334	$(565,764)
Net investment income	$47,854	$221,013	$370,817	$272,817
Non-cash items as a percentage of net investment income	491%	71%	278%	N/M

(1)

Amount represents MSRs received, fair value of firm commitment to purchase CRT securities recognized, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at period end.

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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$47,854	$221,013	$370,817	$272,817
Expenses	88,510	98,816	306,648	266,982
Pretax (loss) income	(40,656)	122,197	64,169	5,835
(Benefit from) provision for income taxes	(4,701)	22,650	(9,571)	36,341
Net (loss) income	(35,955)	99,547	73,740	(30,506)
Dividends on preferred shares	7,969	6,234	20,438	18,703
Net (loss) income attributable to common shareholders	$(43,924)	$93,313	$53,302	$(49,209)
Pretax income (loss) by segment:
Credit sensitive strategies	$60,686	$50,028	$273,464	$(451,653)
Interest rate sensitive strategies	(116,817)	(1,483)	(246,857)	205,810
Correspondent production	27,775	86,896	82,380	291,782
Corporate	(12,300)	(13,244)	(44,818)	(40,104)
	$(40,656)	$122,197	$64,169	$5,835
Annualized return on average common shareholder's equity	(8.8)%	18.9%	3.5%	(3.3)%
(Loss) earnings per common share:
Basic	$(0.45)	$0.94	$0.54	$(0.50)
Diluted	$(0.45)	$0.94	$0.54	$(0.50)
Dividends per common share	$0.47	$0.40	$1.41	$1.05

	September 30, 2021	December 31, 2020
Total assets	$13,868,600	$11,492,011
Book value per common share (1)	$19.79	$20.30
Closing price per common share	$19.69	$17.47

(1)

As described in Note 2 – Basis of Presentation and Accounting Change – Pending Accounting Change, beginning in 2022, the portion of PMT’s Exchangeable Notes originally allocated to additional paid-in capital will be reclassified to the carrying value of the Exchangeable Notes. Giving effect to this change on the pro forma basis, PMT’s book value as of September 30, 2021 would have been $19.40. This reclassification will also require inclusion of the common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per share calculation.

During 2020, the United States was significantly impacted by the effects of the COVID-19 coronavirus pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans. During the nine months ended September 30, 2021, the level of such delinquency has gradually decreased. As of September 30, 2021, 0.8% of the loans in our MSR portfolio were in COVID-19 pandemic related forbearance provided for under the CARES Act.

The emergence of COVID-19 created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. Since the first quarter of 2020, the credit markets have recovered somewhat, as reflected most recently in the $325.9 million in fair value gains we recognized on our CRT arrangements during the nine months ended September 30, 2021.

The mortgage origination market for 2020 was estimated at $4.1 trillion. Current forecasts estimate the origination market ranges from $3.8 trillion to approximately $4.5 trillion for 2021. The uncertainties and strains on many mortgage lenders induced by

COVID-19 and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the Pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities during most of 2020. With the return of other market participants and moderating demand for mortgage loans, our gain-on-sale margins in our correspondent production activities have returned to historical levels and the correspondent lending market and gain on sale margins have become significantly more competitive.

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

Our net income decreased by $135.5 million during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020, reflecting the lower gains in fair value of our credit investments and lower gain on sale margins in our correspondent production activities compared to the quarter ended September 30, 2020. The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment reflects a decrease in net gains on our CRT arrangements of $12.9 million as compared to the quarter ended September 30, 2020, when fair values of credit-related assets were experiencing continuing recovery from low levels experienced early in the Pandemic.

•

Our interest rate sensitive strategies segment’s results decreased during the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. We recognized a decrease in net servicing fees of $113.8 million caused by the effect on our MSRs of increasing expectations of prepayments and increased hedging losses.  This decrease in net servicing fees, as well as a $20.6 million increase in net interest expense, was partially offset by growth in servicing fees due to growth in our servicing portfolio and a $19.3 million decrease in losses on MBS.

•

Reduced gains on loan sales in our correspondent production segment reflects the tighter gain on sale margins experienced in the market during the quarter ended September 30, 2021, compared to the elevated gain on sale margins experienced in the same period in 2020, resulting in a $59.1 million decrease in pretax income.

Our results of operations increased by $104.2 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, reflecting the effect of the improved fair value performance of our CRT-related investments partially offset by declines in MSR valuation, hedging performance, gain on loans held for sale and loan origination fees. The increase in pretax results is summarized below:

•

During the nine months ended September 30, 2021, we recognized a $756.6 million increase in net gains on our CRT arrangements as compared to the nine months ended September 30, 2020, which reflected the severe impact of the market disruption caused by the Pandemic on our investments in CRT arrangements.

•

Our interest rate sensitive strategies segment was negatively affected by a decrease in net servicing fees of $250.5 million caused by negative fair value changes in our investment in MSRs and hedging results, a $155.6 million decrease in gains on MBS and a $50.6 million increase in net interest expense.

•

Growth in production volume in our correspondent production segment was more than offset by reductions in our gain on sale margins during the nine months ended September 30, 2021, as industry capacity caught up with loan demand, resulting in a $209.4 million decrease in pretax income as compared to the same period in 2020.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net gains on loans acquired for sale	$16,196	$98,422	$96,934	$309,411
Net loan origination fees	44,189	38,547	142,805	87,683
Net gains (losses) on investments	57,306	19,597	268,902	(306,600)
Net loan servicing fees	(53,343)	60,427	(48,210)	202,339
Net interest (expense) income	(17,205)	1,606	(91,440)	(27,575)
Other	711	2,414	1,826	7,559
	$47,854	$221,013	$370,817	$272,817

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(381,295)	$(23,860)	$(1,196,355)	$(70,972)
Hedging activities	25,858	(103,361)	196,908	(360,930)
	(355,437)	(127,221)	(999,447)	(431,902)
Non-cash gain:
Receipt of MSRs in loan sale transactions	424,912	265,278	1,245,546	717,227
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(6,297)	(5,953)	(23,282)	(10,198)
Reduction in liability due to change in estimate	1,636	1,504	4,155	3,059
	(4,661)	(4,449)	(19,127)	(7,139)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	—	(3,933)	—	(38,161)
Change in fair value during the period of financial instruments:
IRLCs	(43,024)	(11,839)	(85,662)	60,964
Loans	37,877	(6,518)	35,401	(11,471)
Hedging derivatives	(45,008)	(14,565)	(84,682)	10,739
	(50,155)	(32,922)	(134,943)	60,232
	370,096	223,974	1,091,476	732,159
Total from nonaffiliates	14,659	96,753	92,029	300,257
From PFSI—cash	1,537	1,669	4,905	9,154
	$16,196	$98,422	$96,934	$309,411

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$29,411,427	$34,363,255	$93,741,543	$78,276,452
Acquisition of loans for sale:
To nonaffiliates	$28,605,099	$29,255,649	$92,846,231	$66,416,981
To PFSI	15,375,352	17,537,686	48,990,292	42,785,377
	$43,980,451	$46,793,335	$141,836,523	$109,202,358

The changes in gain on loans acquired for sale during the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020, reflect the tightening of gain on sale margins, partially offset by increased loan acquisition volume.

Non-cash elements of gain on sale of loans

Interest Rate Lock Commitments

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gain on sale of loans. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates offset our cash losses on the sale of loans and exceed our total gain on sale of loans at fair value for the quarter and nine months ended September 30, 2021. These estimates change as circumstances change, and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

Mortgage Servicing Rights

Our methods to measure and update the measurements of our MSRs are detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

Firm Commitment to Purchase CRT Securities

During the time we were selling loans into CRT arrangements we recognized the fair value of our commitment to purchase CRT securities when we sold loans subject to CRT arrangements. This fair value represents the difference between the expected fair value of the CRT securities we committed to purchase and their contractual purchase price.

Liability for Losses Under Representations and Warranties

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $6.3 million and $23.3 million for the quarter and nine months ended September 30, 2021, respectively, and $6.0 million and $10.2 million for the quarter and nine months ended September 30, 2020, respectively. The increase in the provision relating to current loan sales reflects the increase of our loan sales volume as well as loan sales no longer being subject to credit risk transfer arrangements for which our representation and warranty loss estimates were less than for other loan sales.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Indemnification activity UPB:
Loans indemnified at beginning of period	$3,510	$5,937	$4,583	$5,697
New indemnifications	345	—	345	450
Less: Indemnified loans repaid or refinanced	441	670	1,514	880
Loans indemnified at end of period	$3,414	$5,267	$3,414	$5,267
Loans indemnified by correspondent lenders at end of period	$1,401	$1,903
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$213	$213
Repurchase activity (UPB):
Loans repurchased	$19,082	$23,856	$49,359	$53,967
Less:
Loans repurchased by correspondent sellers	11,525	9,233	34,224	25,885
Loans resold or repaid by borrowers	5,888	4,339	15,033	7,964
Net loans repurchased with losses chargeable to liability to representations and warranties	$1,669	$10,284	$102	$20,118
Net losses charged to liability for representations and warranties	$66	$33	$111	$112
At end of period:
Loans subject to representations and warranties	$208,686,249	$143,875,403
Liability for representations and warranties	$40,909	$14,641

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.6 million and $4.2 million reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2021, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020, reflects an increase in our purchases of loans with delivery fees.

Net Gains (Losses) on Investments

Net gains (losses) on investments are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(18,591)	$(37,873)	$(60,456)	$95,158
Loans at fair value:
Held in VIEs	(241)	(2,905)	(3,250)	(4,979)
Distressed	652	193	877	(1,070)
CRT arrangements	73,874	14,620	325,934	(210,509)
Firm commitment to purchase CRT securities	—	46,332	—	(220,146)
Asset-backed financings of VIEs at fair value	1,663	3,106	4,146	4,872
Hedging derivatives	(51)	(1,266)	—	46,926
	57,306	22,207	267,251	(289,748)
From PFSI—ESS	—	(2,610)	1,651	(16,852)
	$57,306	$19,597	$268,902	$(306,600)

The increase in net gain on investments for the quarter and nine months ended September 30, 2021, as compared to the quarter and nine months ended September 30, 2020, was caused primarily by increased gains from our CRT arrangements during the quarter and nine months ended September 30, 2021, compared to the quarter and nine months ended September 30, 2020. The increase in gains from CRT arrangements reflects the recovery in fair value during the quarter and nine months ended September 30, 2021 from the dislocation in the credit markets experienced during the nine months ended September 30, 2020.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2021, we recognized net valuation losses of $18.6 million and $60.5 million, respectively, as compared to losses of $37.9 million and gains of $95.2 million for the same periods in 2020, respectively. The losses recognized during the quarter and nine months ended September 30, 2021, respectively, reflect the increasing interest rates during the periods as compared to the generally decreasing interest rates during the nine months ended September 30, 2020.

Loans at fair value – Held in VIEs

Loans at fair value held in VIEs incurred a loss of $241,000 and $3.3 million during the quarter and nine months ended September 30, 2021, respectively, as compared to a loss of $2.9 million and $5.0 million during the quarter and nine months ended September 30, 2020, respectively. The losses during the quarter and nine months ended September 30, 2021 reflect the effect of rising interest rates on our investment in jumbo loans and loans secured by investment properties. The losses recognized during the quarter and nine months ended September 30, 2020 were attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as a result of the Pandemic.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
UPB of loans sold		$1,799,078		$18,277,263
Investments — Change in expected face amount of firm commitment to purchase CRT securities		$(95,033)		$197,481
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(3,933)		$(38,161)
Net gains (losses) on investments:
Derivative and CRT strips:
CRT derivatives
Realized	$21,337	11,480	$73,464	42,231
Valuation changes	(3,345)	(17,996)	98	(196,404)
	17,992	(6,516)	73,562	(154,173)
CRT strips
Realized	26,370	10,460	90,342	38,565
Valuation changes	28,327	8,635	163,273	(107,670)
	54,697	19,095	253,615	(69,105)
Interest-only security payable at fair value	1,185	2,041	(1,243)	12,769
	73,874	14,620	325,934	(210,509)
Firm commitments to purchase CRT securities	—	46,332	—	(220,146)
	73,874	60,952	325,934	(430,655)
Interest income — Deposits securing CRT arrangements	126	288	451	6,893
	$74,000	$57,307	$326,385	$(461,923)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(14,321)	$2,935	$(47,876)	$7,114

	September 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$31,891	$31,795
CRT strips	(39,519)	(202,792)
	$(7,628)	$(170,997)

Deposits securing CRT arrangements	$1,962,800	$2,799,263
Interest-only security payable at fair value	$12,000	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$35,938	$58,699
Deposits securing CRT arrangements (1)	$1,962,800	$2,799,263

UPB of loans underlying CRT arrangements	$35,371,965	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$33,723,487	$54,990,381
30-89 days delinquent	$384,962	$710,872
90-180 days delinquent	$150,778	$693,315
180 or more days delinquent	$1,108,723	$2,297,365
Foreclosure	$4,015	$6,009
Bankruptcy	$76,277	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days delinquent	$117,381	$383,028
90-180 days delinquent	$90,500	$546,344
180 or more days delinquent	$665,066	$1,944,663

(1)

Deposits securing credit risk transfer strip liabilities also secure $43.6 million and $229.7 million in CRT strip and CRT derivative liabilities at September 30, 2021 and December 31, 2020, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the quarter and nine months ended September 30, 2021 reflects a decrease in market discount rates as the credit markets continue to recover from the dislocation experienced during the first quarter of 2020 as a result of the onset of the Pandemic and continuing improvement in the performance of the loans underlying this investment.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.7 million for the nine months ended September 30, 2021, as compared to fair value losses of $2.6 million and $16.9 million for the quarter and nine months ended September 30, 2020, respectively. The gains were driven by the positive influence on expected future cash flows of the generally rising interest rates during the portion of 2021 that the ESS was outstanding, as compared to the quarter and nine months ended September 30, 2020. The remaining balance of the ESS was sold to PLS during the quarter ended March 31, 2021.

Net Loan Servicing Fees

Our net loan servicing fee income (loss) has two primary components: fees earned for servicing the loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Loan servicing fees	$151,764	$116,687	$433,217	$332,057
Effect of MSRs	(205,107)	(56,260)	(481,427)	(129,718)
Net loan servicing fees	$(53,343)	$60,427	$(48,210)	$202,339

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Contractually-specified servicing fees	$137,804	$98,027	$378,110	$294,319
Ancillary and other fees:
Late charges	436	194	1,199	1,093
Other	13,524	18,466	53,908	36,645
	13,960	18,660	55,107	37,738
	$151,764	$116,687	$433,217	$332,057
Average MSR servicing portfolio	$205,181,714	$148,412,625	$191,351,860	$142,872,909

Loan servicing fees from non-affiliates relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges, and reconveyance fees as well as fees charged to correspondent lenders for loans repaid by the borrower shortly after purchase.

The changes in contractually-specified fees for the quarter and nine months ended September 30, 2021, as compared to the same periods ended September 30, 2020, are primarily due to growth of our loan servicing portfolio. The changes in other loan servicing fees for the same comparative periods is due primarily to variability in fees charged to correspondent lenders for loans repaid shortly after purchase during the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020.

The Company has elected to carry its servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Realization of cash flows	$(81,398)	$(53,419)	$(210,396)	$(176,572)
Changes in valuation inputs used in valuation model	(62,843)	(13,054)	44,939	(687,950)
	(144,241)	(66,473)	(165,457)	(864,522)
Hedging results	(73,841)	962	(354,128)	717,498
Total change in fair value of mortgage servicing rights net of hedging results	(218,082)	(65,511)	(519,585)	(147,024)
Recapture income from PFSI	12,975	9,251	38,158	17,306
	$(205,107)	$(56,260)	$(481,427)	$(129,718)
Average balance of mortgage servicing rights	$2,612,708	$1,255,371	$2,399,383	$1,260,463

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter and nine months ended September 30, 2021 as compared to the quarter and nine months ended September 30, 2020, realization of cash flows decreased primarily due to the growth of our investment in MSRs.

Other changes in fair value during the quarter ended September 30, 2021, reflect the net effect of varying factors. The positive effects resulted from the increase in benchmark interest rates and projected income. These positive effects did not exceed the negative effects from elevated prepayment speeds and an increase in expected future prepayments, which included the anticipated impact of the removal by the Federal Housing Finance Agency (“FHFA”) of the adverse market refinance fee during the period. Removal of this fee, which FHFA first put in place in late 2020, is expected to reduce the cost to borrowers of refinancing their existing mortgages and is expected to increase refinancing activities in our MSR portfolio.

Hedging results produced a loss during the quarter and nine months ended September 30, 2021, as compared to the same periods ended September 30, 2020, due to the effect of interest rate increases on the fair value of our hedging instruments.

The increase in loan servicing fees from PFSI reflects the increase in refinancing activity in our MSR portfolio during the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Quarterly Report.

Following is a summary of our loan servicing portfolio:

	September 30, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$211,951,309	$170,502,361
Collection Status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,080,362	$1,235,981
90 or more days delinquent:
Not in foreclosure	$2,204,245	$4,428,915
In foreclosure	$23,497	$27,494
Bankruptcy	$147,052	$148,866
Custodial funds managed by the Company (2)	$5,373,992	$6,086,724
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$252,609	$530,353
90 days or more	$1,395,601	$3,123,288

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30, 2021			Quarter ended September 30, 2020
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$264	$351,623	0.29%	$581	$703,290	0.32%
Mortgage-backed securities	9,833	2,402,027	1.60%	24,411	2,522,231	3.79%
Loans acquired for sale at fair value	39,076	4,887,993	3.13%	26,158	3,336,504	3.07%
Loans at fair value:
Held by variable interest entity	4,773	451,136	4.14%	2,763	207,780	5.20%
Distressed	85	6,918	4.81%	50	8,189	2.39%
	4,858	458,054	4.15%	2,813	215,969	5.10%
ESS from PFSI	—	—		2,070	146,771	5.52%
Deposits securing CRT arrangements	126	2,216,599	0.02%	288	1,558,144	0.07%
	54,157	10,316,296	2.05%	56,321	8,482,909	2.60%
Placement fees relating to custodial funds	4,481			4,286
Other	(354)			16
	58,284	$10,316,296	2.21%	60,623	$8,482,909	2.80%
Liabilities:
Assets sold under agreements to repurchase	$24,047	$6,796,525	1.38%	$19,259	$4,054,686	1.86%
Mortgage loan participation purchase and sale agreements	166	35,984	1.81%	176	40,117	1.72%
Notes payable secured by credit risk transfer and mortgage servicing assets	22,890	2,791,323	3.21%	12,407	1,730,585	2.81%
Exchangeable senior notes	10,446	497,770	8.21%	3,613	195,579	7.23%
Asset-backed financings of variable interest entities at fair value	4,272	424,744	3.94%	2,561	197,743	5.07%
Assets sold to PFSI under agreement to repurchase	—	—	—	676	89,088	2.97%
	61,821	10,546,346	2.29%	38,692	6,307,798	2.40%
Interest shortfall on repayments of loans serviced for Agency securitizations	12,622			19,311
Interest on loan impound deposits	1,046			1,014
	75,489	$10,546,346	2.80%	59,017	$6,307,798	3.66%
Net interest expense	$(17,205)			$1,606
Net interest margin			-0.65%			0.05%
Net interest spread			-0.59%			-0.86%

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$705	$266,689	0.35%	$3,100	$722,644	0.56%
Mortgage-backed securities	25,925	2,121,225	1.61%	49,861	3,038,298	2.16%
Loans acquired for sale at fair value	94,597	4,224,917	2.95%	73,762	3,125,083	3.10%
Loans at fair value:
Held by variable interest entity	8,040	228,404	4.64%	8,117	231,196	4.61%
Distressed	377	7,307	6.80%	342	9,369	4.80%
	8,417	235,711	4.71%	8,459	240,565	4.62%
ESS from PFSI	1,280	28,830	5.85%	6,416	158,636	5.31%
Deposits securing CRT arrangements	451	2,459,821	0.02%	6,893	1,759,995	0.51%
	131,375	9,337,193	1.86%	148,491	9,045,221	2.16%
Placement fees relating to custodial funds	8,485			24,800
Other	(301)			267
	139,559	$9,337,193	1.97%	173,558	$9,045,221	2.52%
Liabilities:
Assets sold under agreements to repurchase	$75,988	$6,177,250	1.62%	$74,081	$4,986,701	1.95%
Mortgage loan participation purchase and sale agreements	471	35,754	1.74%	724	45,484	2.09%
Notes payable secured by credit risk transfer and mortgage servicing assets	65,664	2,658,411	3.26%	47,474	1,832,732	3.40%
Exchangeable senior notes	26,298	426,353	8.13%	15,222	293,736	6.81%
Asset-backed financings of variable interest entities at fair value	6,436	214,524	3.96%	9,558	219,951	5.71%
Assets sold to PFSI under agreement to repurchase	387	17,408	2.93%	2,686	96,020	3.73%
	175,244	9,529,700	2.42%	149,745	7,474,624	2.63%
Interest shortfall on repayments of loans serviced for Agency securitizations	53,198			48,553
Interest on loan impound deposits	2,557			2,835
	230,999	$9,529,700	3.20%	201,133	$7,474,624	3.54%
Net interest expense	$(91,440)			$(27,575)
Net interest margin			-1.29%			-0.40%
Net interest spread			-1.23%			-1.01%

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2021			Nine months ended September 30, 2021
	vs.			vs.
	Quarter ended September 30, 2020			Nine months ended September 30, 2020
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(49)	$(268)	$(317)	$(902)	$(1,493)	$(2,395)
Mortgage-backed securities	(13,466)	(1,112)	(14,578)	(10,904)	(13,032)	(23,936)
Loans acquired for sale at fair value	525	12,393	12,918	(3,702)	24,537	20,835
Loans at fair value:
Held by variable interest entity	(663)	2,673	2,010	41	(118)	(77)
Distressed	44	(9)	35	121	(86)	35
	(619)	2,664	2,045	162	(204)	(42)
ESS from PFSI	—	(2,070)	(2,070)	589	(5,725)	(5,136)
Deposits securing CRT arrangements	(252)	90	(162)	(8,399)	1,957	(6,442)
	(13,861)	11,697	(2,164)	(23,156)	6,040	(17,116)
Placement fees relating to custodial funds	—	195	195	—	(16,315)	(16,315)
Other	—	(370)	(370)	—	(568)	(568)
	(13,861)	11,522	(2,339)	(23,156)	(10,843)	(33,999)
Liabilities:
Assets sold under agreements to repurchase	(5,823)	10,611	4,788	(13,813)	15,720	1,907
Mortgage loan participation purchase and sale agreement	9	(19)	(10)	(112)	(141)	(253)
Notes payable secured by credit risk transfer and mortgage servicing assets	1,992	8,491	10,483	(2,126)	20,316	18,190
Exchangeable senior notes	553	6,280	6,833	3,336	7,740	11,076
Asset-backed financings of variable interest entities at fair value	(679)	2,390	1,711	(2,890)	(232)	(3,122)
Assets sold to PFSI under agreement to repurchase	—	(676)	(676)	(456)	(1,843)	(2,299)
	(3,948)	27,077	23,129	(16,061)	41,560	25,499
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(6,689)	(6,689)	—	4,645	4,645
Interest on loan impound deposits	—	32	32	—	(278)	(278)
	(3,948)	20,420	16,472	(16,061)	45,927	29,866
Net interest expense	$(9,913)	$(8,898)	$(18,811)	$(7,095)	$(56,770)	$(63,865)

The increase in net interest expense during the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020, is due to:

•	A decrease in earnings from placement fees relating to custodial funds managed for borrowers, and investors, and deposits securing CRT arrangements.
•

An increase in long-term debt issued to finance our investments in CRT Agreements and MSRs as well as the issuance of long-term unsecured debt. These forms of debt bear higher interest costs as compared to the short-term debt they replace and do not finance interest-earning assets. Revenues relating to MSRs and CRT arrangements are reflected in Net loan servicing fees and Net gains (losses) on investments.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$43,922	$54,839	$158,777	$149,594
Loan servicing fees	20,703	18,752	59,811	48,806
Management fees	8,520	8,508	28,882	25,851
Loan origination	6,594	7,234	23,888	15,951
Loan collection and liquidation	2,126	1,082	9,958	2,696
Safekeeping	2,306	1,075	6,839	4,638
Professional services	949	1,554	5,070	4,542
Compensation	(383)	1,039	3,130	2,758
Other	3,773	4,733	10,293	12,146
	$88,510	$98,816	$306,648	$266,982

Expenses decreased $10.3 million or 10% and increased $39.7 million, or 15%, during the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease for the quarter ended September 30 2021, compared to the quarter ended September 30, 2020, is due primarily to reduced fulfillment fees relating to fulfillment activities performed by PFSI on our behalf.

The increase for the nine months ended September 30, 2021, compared to the same period in 2020, is primarily due to increased loan fulfillment fees and loan origination costs attributable to increases in our production volumes during the period, as compared to the same period in 2020, and to increased loan servicing fees, reflecting both the growth of our loan servicing portfolio and the fees we incur relating to CARES Act forbearance and modification activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $10.9 million during the quarter ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to a decrease in loan commitment volume and an increase in discretionary reductions in the PFSI fee schedule, partially offset by an increase in our loan production volume. fulfillment fees increased $9.2 million during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in our loan production volume, partially offset by the effect of an amendment to the fulfillment fee as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$698	$452	$1,871	$1,595
Loans at fair value	89	187	306	675
MSRs	19,916	18,113	57,634	46,536
	$20,703	$18,752	$59,811	$48,806
Average investment in:
Loans acquired for sale at fair value	$4,887,993	$3,336,504	$4,224,917	$3,125,083
Loans at fair value	$458,054	$215,969	$235,711	$240,565
Average MSR portfolio UPB	$205,181,714	$148,412,625	$191,351,860	$142,872,909

Loan servicing fees increased by $2.0 million and $11.0 million during the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees is due to growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Base	$8,778	$8,508	$25,875	$25,851
Performance incentive (adjustment)	(258)	—	3,007	—
	$8,520	$8,508	$28,882	$25,851
Average shareholders' equity amounts used to calculate base management fee expense	$2,350,940	$2,280,023	$2,334,050	$2,329,741

Management fees increased by $3.0 million during the nine months ended September 30, 2021, as compared to the same period in 2020. This increase is primarily due to the recognition of a performance incentive resulting from our increased profitability during the rolling twelve-month periods ended September 30, 2021, on which the performance incentive fee was based, as compared to our profitability for the rolling twelve-month periods in the nine months ended September 30, 2020.

Loan origination

Loan origination expenses decreased $640 thousand and increased $7.9 million, or 9% and 50%, during the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily reflecting a decrease in our loan originations during the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020, and an increase in our loan originations during the nine months ended September 30, 2021 compared to the same period in 2020.

Loan collection and liquidation

Loan collection and liquidation expenses increased $1.0 million and $7.3 million during the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, due to borrower assistance expenses we incurred relating to loans in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the Pandemic as an alternative to incurring losses in the CRT arrangements.

Compensation

Compensation expense decreased $1.4 million and increased $372 thousand during the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to changed expectations in achieving performance targets included in certain performance-based restricted share awards.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Common overhead allocation from PFSI	$1,548	$1,389	$3,387	$4,514
Technology	333	284	1,260	1,044
Bank service charges	372	395	1,297	1,402
Insurance	501	354	1,320	1,012
Other	1,019	2,311	3,029	4,174
	$3,773	$4,733	$10,293	$12,146

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

The Company’s effective tax rate was 11.6% and (14.9)% with consolidated pretax loss of $40.7 million and income of $64.2 million for the quarter and nine months ended September 30, 2021, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $4.7 million on a pretax loss of $75.6 million for the quarter ended September 30, 2021 and tax benefit of $9.6 million on a pretax loss of $137.1 million for the nine months ended September 30, 2021. The TRS losses were primarily due to fair market declines in MSR values. For the same periods in 2020, the TRS recognized a tax expense of $22.9 million on pretax income of $118.5 million and a tax expense of $36.3 million on pretax income of $186.6 million, respectively. The Company’s reported consolidated pretax income was $122.2 million and $5.8 million for the quarter and nine months ended September 30, 2020, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The benefit from the dividends paid deduction was partially offset by a valuation allowance recorded at the TRS against its deferred tax assets, including a portion of its net operating losses and deferred interest expense.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2021, the valuation allowance was increased to $22.0 million from the $110,000 valuation allowance recorded at December 31, 2020 as the result of a GAAP loss at the TRS for the nine months ended September 30, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2021	2020
	(in thousands)
Assets
Cash	$131,741	$57,704
Investments:
Short-term	116,130	127,295
Mortgage-backed securities at fair value	2,471,033	2,213,922
Loans acquired for sale at fair value	4,979,256	3,551,890
Loans at fair value	895,880	151,734
ESS	—	131,750
Derivative and credit risk transfer strip assets	97,688	164,318
Deposits securing credit risk transfer arrangements	1,962,800	2,799,263
MSRs	2,825,501	1,755,236
REO	10,473	28,709
	13,358,761	10,924,117
Other	378,098	510,190
Total assets	$13,868,600	$11,492,011
Liabilities
Debt:
Short-term	$7,070,191	$6,407,131
Long-term	3,988,003	2,267,278
	11,058,194	8,674,409
Other	331,079	520,743
Total liabilities	11,389,273	9,195,152
Shareholders’ equity	2,479,327	2,296,859
Total liabilities and shareholders’ equity	$13,868,600	$11,492,011

Total assets increased by approximately $2.4 billion, or 21%, during the period from December 31, 2020 through September 30, 2021, primarily due to a $1.4 billion increase in Loans acquired for sale at fair value and a $1.1 billion increase in MSRs, partially offset by a $836.5 million decrease in Deposits securing credit risk transfer arrangements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Correspondent loan purchases:
Agency-eligible (1)	$29,590,782	$28,520,876	$96,012,537	$67,007,231
Government-insured or guaranteed - for sale to PLS	16,128,254	17,908,020	51,343,908	43,654,695
Advances to home equity lines of credit	25	265	81	2,505
	$45,719,061	$46,429,161	$147,356,526	$110,664,431

(1)	Agency eligibility refers to the eligibility of loans for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.

During the quarter and nine months ended September 30, 2021, we purchased for sale $45.7 billion and $147.4 billion, respectively, in fair value of correspondent production loans as compared to $46.4 billion and $110.7 billion during the quarter and nine months ended September 30, 2020, respectively. Our ability to increase the level of correspondent production over the nine months ended September 30, 2021, compared to the same period in 2020, reflects the favorable interest rate environment along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Credit sensitive assets:
Change in firm commitment to purchase CRT securities
Fair value		$42,399		$(258,307)
Expected face amount		(95,033)		197,481
		(52,634)		(60,826)

Loans secured by investment properties, net of associated asset-backed financing	$19,203	—	$28,815	—

Interest rate sensitive assets:
MSRs received in loan sales and purchased	424,912	265,278	1,245,546	717,227
MBS (net of sales)	249,234	153,725	631,430	167,721
ESS received pursuant to a recapture agreement	—	531	557	1,393
	674,146	419,534	1,877,533	886,341
	$693,349	$366,900	$1,906,348	$825,515

Our acquisitions during the quarter and nine months ended September 30, 2021 and 2020 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2021				December 31, 2020
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Freddie Mac	$868,981	$858,835	8.8	2.1%	$1,311,036	$1,253,755	4.4	2.7%
Fannie Mae	1,602,052	1,583,741	8.8	2.1%	902,886	863,758	5.3	2.5%
	$2,471,033	$2,442,576			$2,213,922	$2,117,513

Credit Risk Transfer Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	September 30, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(39,519)	$(202,792)
CRT derivatives	31,891	31,795
	(7,628)	(170,997)
Deposits securing CRT arrangements	1,962,800	2,799,263
Interest-only security payable at fair value	(12,000)	(10,757)
	$1,943,172	$2,617,509
UPB of loans subject to credit guarantee obligations	$35,371,965	$58,697,942

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2021:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Cumulative defaults	$12	$136	$251	$488	$181	$46	$1,114
Cumulative losses	$—	$1	$13	$44	$15	$5	$78

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,317	$2,436	$417	$452	$420	$114	$5,156
25 - 30%	1,059	2,109	374	421	398	116	4,477
30 - 35%	1,191	2,570	537	577	501	163	5,539
35 - 40%	1,175	2,976	744	686	559	188	6,328
40 - 45%	1,179	3,591	1,055	970	781	280	7,856
>45%	753	2,907	1,406	624	263	63	6,016
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Weighted average	33.6%	35.8%	38.9%	36.6%	35.1%	35.6%	35.8%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$52	$237	$98	$42	$30	$17	$476
650 - 699	359	1,617	934	585	372	180	4,047
700 - 749	1,657	4,981	1,634	1,294	948	296	10,810
750 or greater	4,597	9,707	1,856	1,803	1,572	431	19,966
Not available	9	47	11	6	—	—	73
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Weighted average	762	751	735	743	749	741	750

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$3,082	$5,804	$1,475	$1,189	$1,171	$362	$13,083
80-85%	1,114	3,157	1,084	1,046	776	247	7,424
85-90%	436	946	211	188	163	50	1,994
90-95%	614	1,737	511	461	327	104	3,754
95-100%	1,428	4,945	1,252	846	485	161	9,117
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Weighted average	81.0%	83.4%	83.4%	82.7%	80.9%	81.2%	82.6%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$5,891	$14,987	$4,342	$3,695	$2,916	$923	$32,754
80-85%	601	1,204	140	27	4	1	1,977
85-90%	152	329	40	6	1	—	528
90-95%	28	55	11	—	—	—	94
95-100%	2	12	—	1	—	—	15
>100%	—	2	—	1	1	—	4
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Weighted average	67.2%	66.9%	63.1%	58.0%	52.7%	49.9%	63.9%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$709	$1,605	$545	$406	$548	$167	$3,980
FL	733	1,641	572	394	316	84	3,740
TX	821	1,466	362	321	374	149	3,493
VA	335	726	166	183	212	86	1,708
MD	248	649	193	206	190	52	1,538
Other	3,828	10,502	2,695	2,220	1,282	386	20,913
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$587	$1,855	$503	$511	$360	$132	$3,948
Southeast	2,248	5,745	1,633	1,294	931	287	12,138
Midwest	594	1,657	364	348	257	67	3,287
Southwest	1,785	3,807	881	738	560	201	7,972
West	1,460	3,525	1,152	839	814	237	8,027
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$6,572	$15,977	$4,221	$3,573	$2,857	$908	$34,108
90 - 179 Days	9	57	33	15	24	13	151
180+ Days	93	553	277	142	40	3	1,108
Foreclosure	—	2	2	—	1	—	5
	$6,674	$16,589	$4,533	$3,730	$2,922	$924	$35,372
Bankruptcy	$1	$24	$24	$12	$12	$3	$76

Cash Flows

Our cash flows for the nine months ended September 30, 2021 and 2020 are summarized below:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating activities	$(2,714,874)	$652,638
Investing activities	1,095,439	1,238,386
Financing activities	1,693,472	(1,716,594)
Net cash flows	$74,037	$174,430

Our cash flows resulted in a net increase in cash of $74.0 million during the nine months ended September 30, 2021, as discussed below.

Operating activities

Cash used in operating activities totaled $2.7 billion during the nine months ended September 30, 2021, as compared to cash provided by our operating activities of $652.6 million during the nine months ended September 30, 2020. Cash flows from operating activities primarily reflect cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(2,568,648)	$(277,339)
Other	(146,226)	929,977
	$(2,714,874)	$652,638

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased during the nine months ended September 30, 2021, as compared to September 30, 2020. Other operating cash flows reflect the change in our hedging results between the nine months ended September 30, 2021 and the nine months ended September 30, 2020.

Investing activities

Net cash provided by our investing activities was $1.1 billion for the nine months ended September 30, 2021, as compared to net cash provided by our investing activities of $1.2 billion for the nine months ended September 30, 2020, due primarily to the increase in net investments in MBS, partially offset by increased distributions from credit risk transfer agreements, reductions of margin deposits and the settlement of excess servicing spread payable from PFSI during the nine months ended September 30, 2021.

Financing activities

Net cash provided by our financing activities was $1.7 billion for the nine months ended September 30, 2021, as compared to net cash used in our financing activities of $1.7 billion for the nine months ended September 30, 2020. This change reflects the increased borrowings to finance our investment activities.

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

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 4.46 and 3.78 at September 30, 2021 and December 31, 2020, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2021	2020	2021	2020
	(in thousands)
Average balance outstanding	$6,796,525	$4,054,686	$6,177,250	$4,986,701
Maximum daily balance outstanding	$7,776,643	$7,170,860	$8,725,300	$8,664,587
Ending balance	$7,025,147	$5,439,835

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.8 billion at September 30, 2021.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between September 30, 2021, and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2021:

Counterparty	Amount at risk
(in thousands)
Royal Bank of Canada	$69,543
Barclays Capital Inc.	65,857
Bank of America, N.A.	61,977
Credit Suisse First Boston Mortgage Capital LLC	61,885
JPMorgan Chase & Co.	26,945
BNP Paribas Corporate & Institutional Banking	22,436
Wells Fargo Securities, LLC	16,406
Daiwa Capital Markets America Inc.	15,387
Citibank, N.A.	11,839
Goldman Sachs & Co. LLC	7,826
Morgan Stanley Bank, N.A.	16,706
Amherst Pierpont Securities LLC	3,897
$380,704

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2021, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollars in thousands)
Change in fair value	$55,684	$60,085	$45,936	$(62,572)	$(97,359)	$(281,952)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2021, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Pricing spread	$172,935	$84,070	$41,458	$(40,345)	$(79,618)	$(155,098)
Prepayment speed	$269,677	$129,367	$63,398	$(60,976)	$(119,667)	$(230,689)
Annual per-loan cost of servicing	$69,103	$34,552	$17,276	$(17,276)	$(34,552)	$(69,103)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(dollars in thousands)
Change in fair value	$66,870	$32,812	$16,220	$(16,120)	$(31,880)	$(62,614)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(dollars in thousands)
Change in fair value	$(60,516)	$(36,060)	$(16,398)	$13,640	$24,956	$34,382

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2021, we were not involved in any material legal actions, claims or proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2021.

The following table provides information about our common share of beneficial interest repurchases during the quarter ended September 30, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
July 1, 2021 – July 31, 2021	39	$19.22	39	$144,836
August 1, 2021 – August 30, 2021	793	$18.93	793	$129,825
September 1, 2021 – September 30, 2021	73	$19.43	73	$128,407

(1)

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share of beneficial interest repurchase authorization from $300 million to $400 million. Under the repurchase program, as amended, the Company may repurchase up to $400 million of its outstanding common shares of beneficial interest.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Specimen Certificate for the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

10.1

Purchase Agreement, dated, August 17, 2021, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P., PNMAC Capital Management, LLC and Morgan Stanley & Co. LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Keefe , Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC.

		8-K	August 24, 2021

10.2	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

10.3	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	*

10.4^

Amendment No. 3 to Series 2017-VF1 Indenture Supplement, dated as of August 9, 2021, by and among PMT ISSUER TRUST – FSMR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital, LLC.

*

10.5^

Joint Amendment No. 2 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 5 to the Pricing Side Letter, dated as of August 9, 2021 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (ii) the Consolidated Statements of Operation for the quarter and nine months ended September 30, 2021 and September 30, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and nine months ended September 30, 2021 and September 30, 2020, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020 and (v) the Notes to the Consolidated Financial Statements.

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
**

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended except as shall be expressly set forth by specific reference in such filing.

˄	Portions of the exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 5, 2021	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2021	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)