Form 10-K
period 2021-12-31
PennyMac Mortgage Investment Trust
filed 2022-02-25
CIK 1464423

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

6.75% Series C Cumulative Redeemable Preferred

Shares of Beneficial Interest, $0.01 Par Value

Common Shares of Beneficial Interest, $0.01 Par Value

	PMT/PB PMT/PC PMT	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

As of June 30, 2021 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $2,045,388,883 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 22, 2022, there were 97,374,345 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2022 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2021

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

•	the Consumer Financial Protection Bureau and its issued and future rules and the enforcement thereof;
•	changes in government support of homeownership;
•	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity, and climate risks;
•	changes in government or government-sponsored home affordability programs;
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

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI”). PFSI is a specialty financial services firm focused on the production and servicing of loans and the management of investments related to the U.S. mortgage market. Specifically:

•

We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PFSI and an investment adviser registered with the United States Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.

•	Our loan production and servicing activities (as described below) are performed on our behalf by another wholly-owned PFSI subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”).

Our investment focus is on residential mortgage-backed securities (“MBS”) and mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”), non-Agency MBS, credit risk transfer (“CRT”) agreements (“CRT Agreements”), and CRT securities (together, “CRT arrangements”). We have acquired our mortgage-related asset investments largely by purchasing, pooling and selling newly originated prime credit quality residential loans (“correspondent production”), retaining the MSRs relating to such loans and investing in CRT arrangements or non-Agency MBS associated with certain of such loans.

Our business includes four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate.

•	The credit sensitive strategies segment represents our investments in CRT arrangements, non-Agency subordinated bonds, distressed loans and real estate.
•	The interest rate sensitive strategies segment represents our investments in MSRs, excess servicing spread (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.
•

The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•	The corporate segment includes management fee and corporate expense amounts and certain interest income.

Following is a summary of our segment results for the years presented:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net investment income:
Credit sensitive strategies	$323,121	$(305,340)	$191,865
Interest rate sensitive strategies	(204,665)	174,558	50,650
Correspondent production	298,925	597,222	242,762
Corporate	2,916	2,911	3,538
	$420,297	$469,351	$488,815
Pretax income:
Credit sensitive strategies	$306,643	$(317,143)	$182,176
Interest rate sensitive strategies	(290,065)	105,697	1,148
Correspondent production	86,936	344,639	64,593
Corporate	(58,853)	(53,463)	(57,276)
	$44,661	$79,730	$190,641
Total assets at year end:
Credit sensitive strategies	$1,848,294	$2,920,558	$2,364,749
Interest rate sensitive strategies	7,363,878	4,593,127	4,993,840
Correspondent production	4,325,750	3,781,010	4,216,806
Corporate	234,786	197,316	195,956
	$13,772,708	$11,492,011	$11,771,351

In our correspondent production segment, we purchase Agency-eligible and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for loans that are eligible for sale to the Agencies under their guidelines. We then either:

•	sell Agency-eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs;
•

sell government loans (insured by the Federal Housing Administration or guaranteed by the Veterans Administration or U.S. Department of Agriculture), on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer, for which we earn sourcing fees as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report; or

•	create and issue pass-through MBS, retain a portion of the subordinate securities and sell the senior pass-through MBS to nonaffiliates.
•	sell loans with certain specified characteristics to banks or other investors, generally on a servicing retained basis

Our correspondent production segment involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. During 2021, we were the largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance. As of December 31, 2021, we had 768 approved sellers with delegated underwriting authority, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Correspondent loan purchases at fair value:
Agency-eligible (1)	$113,667,618	$106,472,654	$63,989,938
Government-insured or guaranteed-for sale to PLS	67,702,945	63,574,547	50,499,641
Jumbo	—	—	12,839
Home equity lines of credit	—	2,569	5,182
	$181,370,563	$170,049,770	$114,507,600
Interest rate lock commitments issued	$172,953,139	$185,414,040	$114,895,643
Fair value of loans at year end pending sale to:
Nonaffiliates	$3,856,030	$3,085,910	$3,653,410
PLS	314,995	460,414	490,383
	$4,171,025	$3,546,324	$4,143,793
Number of approved sellers at year-end (2)	768	714	676

(1)	Agency eligibility refers to the eligibility of loans for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to or with other investors.
(2)	Includes only sellers with delegated underwriting authority.

The sale of loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs, CRT arrangements and subordinate non-Agency MBS which are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$110,919,477	$106,306,805	$61,128,081
To PennyMac Financial Services, Inc.	67,851,630	63,618,185	50,110,085
	$178,771,107	$169,924,990	$111,238,166
Net gains on loans acquired for sale	$87,273	$379,922	$170,164
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$1,484,629	$1,158,475	$837,706
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	42,256	—	—
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties held in consolidated variable interest entities	28,815	—	—
Investments in CRT arrangements:
Deposits securing CRT arrangements	—	1,700,000	933,370
Recognition of firm commitment to purchase CRT securities (1)	—	(38,161)	99,305
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	—	(1,502,203)	897,151
Total investments in CRT arrangements	—	159,636	1,929,826
Total investments resulting from correspondent activities	$1,526,885	$1,318,111	$2,767,532

(1)	Initial recognition of firm commitment upon sale of loans.

We also invest in MBS and ESS on MSRs acquired by PLS. We historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)). We have substantially liquidated our investment in distressed mortgage assets.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
MBS, net of sales	$932,270	$352,307	$546,111
ESS, net of repurchase	(129,304)	2,093	1,757
	$802,966	$354,400	$547,868

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2021	2020	2019
	(in thousands)
Credit sensitive assets:
CRT arrangements, net (1)	$1,686,445	$2,617,509	$2,114,868
Firm commitment to purchase credit risk transfer securities	—	—	109,513
Subordinate interests in loans held in VIEs, net of associated asset-backed financings	85,266	8,981	13,007
Distressed loans at fair value	4,161	8,027	14,426
REO and real estate held for investment	14,382	28,709	65,583
Other (2)	4,229	6,576	5,647
	1,794,483	2,669,802	2,323,044
Interest rate sensitive assets:
MBS	2,666,768	2,213,922	2,839,633
MSRs	2,892,855	1,755,236	1,535,705
ESS	—	131,750	178,586
Net interest rate lock commitments	2,451	72,386	11,154
Net interest rate hedges (3)	(2,546)	(123,490)	195,895
	5,559,528	4,049,804	4,760,973
	$7,354,011	$6,719,606	$7,084,017

(1)	Investments in CRT arrangements include deposits securing CRT arrangements, CRT strips, CRT derivatives and interest-only security payable.
(2)	Comprised of home equity lines of credit and a small balance commercial loan.
(3)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitments (“IRLCs”), CRT derivatives and repurchase agreements derivatives.

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

We have not adopted a policy that expressly prohibits our trustees, officers, shareholders or affiliates from having a direct or indirect financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our trustees and officers, as well as employees of PFSI and its subsidiaries who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us without the appropriate approval. We also have written policies and procedures for the review and approval of related party transactions, including oversight by designated committees of our board of trustees and PFSI’s board of directors.

Our Financing Activities

Following is a summary of our financing, including borrowings and the assets pledged to secure those borrowings as of December 31, 2021:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	MSRs	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$2,651,559	$3,757,480	$62,851	$—	$200,000	$—	$6,671,890
Mortgage loan participation purchase and sale agreements	—	49,988	—	—	—	—	49,988
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	1,200,206	1,271,755	—	2,471,961
Asset-backed financings at fair value	—	—	1,469,999	—	—	—	1,469,999
Interest-only security payable	—	—	—	10,593	—	—	10,593
Total secured borrowings	$2,651,559	$3,807,468	$1,532,850	$1,210,799	$1,471,755	$—	$10,674,431
Exchangeable senior notes							502,459
Total borrowings	$2,651,559	$3,807,468	$1,532,850	$1,210,799	$1,471,755	$—	11,176,890
Shareholders' equity							2,367,518
Total financing							$13,544,408

Assets pledged to secure financing	2,666,768	4,059,479	1,564,924	1,697,038	2,956,999	7,293	12,952,501

Debt-to equity ratio							4.72:1

Debt

Our current debt financing strategy is to finance our assets in such a way as to match the liabilities used to finance them to the expected life of the underlying assets where we believe such borrowing is prudent, appropriate and available. Our borrowings are primarily collateralized borrowings in the form of sales of assets under agreements to repurchase, loan and security agreements, and loan participation purchase and sale agreements. We supplement these borrowings with long-term securitized notes, including secured term financing for our MSRs and our CRT arrangements.

Terms of our borrowings are summarized in Notes 13 and 14 to our consolidated financial statements included in this Report. A significant portion of our balance sheet is comprised of longer-lived assets - such as MSRs, servicing advances, CRT arrangements and distressed loans - that have historically been less liquid, and more difficult to finance than our newly originated mortgage loans. As a result, we have historically relied on shorter-term arrangements, primarily sales of the assets under agreements to repurchase, to finance our longer-lived assets. As we have grown, our ability to finance more of our assets under longer term arrangements that more closely align the term of the borrowings with the expected life of the corresponding assets, on terms that are economically viable for us has increased.

Following is a summary of the types of debt we use to finance our investing and operating activities:

Short-term debt

Sales of assets under agreements to repurchase

Our largest source of debt financing is the sale of assets under agreements to repurchase. Under these agreements, we sell assets or participation certificates to a lender under a commitment to repurchase the asset or participation certificate within a specified period - generally ranging from 30 days for MBS, 60 to 120 days for mortgage loans and two to five years for participation certificates secured by MSRs.

During the period the agreement to repurchase is outstanding, our lender is generally contractually authorized to repledge the assets underlying the repurchase agreement. The repurchase agreements generally contain margin provisions that require us to maintain our borrowings at a specified percentage of the fair value of the assets pledged to secure the borrowings. As a result, we are subject to margin calls during the period the repurchase agreements are outstanding and, therefore, may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

We are exposed to loss in the event a lender makes a margin call to us and we are unable to fund the margin call. In such a circumstance, the lender is contractually allowed to liquidate the assets securing the repurchase agreement and pursue repayment from us for any balance not satisfied through the sale of the collateral. To the extent we finance long-lived assets with repurchase agreements, we are also exposed to the risk of our being unable to refinance these assets under terms that are reasonable to us when the repurchase agreements mature.

Our repurchase agreement facilities include a mix of committed and uncommitted facilities. Committed facilities contractually bind the lender to purchase assets meeting the criteria of the credit facility up to a committed amount, whereas the lender is not required to fund repurchase agreements on uncommitted amounts. We pay a facility commitment fee to maintain committed amounts and endeavor to minimize our borrowing costs while maintaining adequate committed amounts to fund our expected loan inventory levels during the facility commitment period.

Mortgage loan participation purchase and sale agreements

We finance a portion of our inventory of loans acquired for sale using mortgage loan participation purchase and sale agreements. Under mortgage loan participation purchase and sale agreements, we sell participation certificates to a lender, representing undivided beneficial ownership interests in pools of loans deemed eligible to back pass-through MBS issued and guaranteed by Fannie Mae or Freddie Mac, while the pools are pending securitization and the sale of the resulting securities. As part of the sale of the participation certificates, we arrange to deliver the resulting securities to the lender, and assign the commitments between us and nonaffiliates to sell the securities.

Mortgage loan participation purchase and sale certificates generally have a term of up to 45 days based on the anticipated delivery date of the related MBS and are repaid when the nonaffiliated investors purchase the securities.

Our mortgage loan participation purchase and sale agreement facilities are both committed and uncommitted facilities. Mortgage loan participation certificates do not contain margin call provisions. However, in the event the purchasers of the securities fail to settle the purchase, we are obligated to purchase the securities from the lender.

Loan and security agreements

We finance our MSRs related to mortgage loans pooled into Freddie Mac securities using a loan and security agreement with a term to maturity of two years from its original effective date.  Under the agreement, we borrow amounts collateralized by the MSRs, the fair value of which is determined by a third party agent, on a monthly basis, or at the discretion of the lender. The lender makes available both committed and uncommitted amounts, with the maximum maturity of borrowed balances not to exceed the term to maturity of the loan and security agreement.

The agreements includes provisions that require us to maintain our borrowings at a level not to exceed a specified percentage of the fair value of the MSRs pledged to secure the borrowings. As a result, we are subject to margin calls during the period any amount is outstanding under the agreements. We are exposed to loss in the event the lender makes a margin call to us and we are unable to fund the margin call. In such a circumstance, the lender is contractually allowed to liquidate any portion of the MSRs securing the agreement and pursue repayment from us for any balance not satisfied through their subsequent sale of the MSRs.

Long-term debt

Notes payable secured by CRT arrangements and MSRs

Our notes payable secured by CRT arrangements and MSRs represent long-term financing of our CRT and MSR assets and include:

•

$800 million in secured term notes issued to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).  The term notes are secured by MSRs on Fannie Mae loans that are pledged to a subsidiary trust that has also issued variable funding notes (“VFNs”) that may be financed with certain lenders in the form of assets sold under agreements to repurchase. VFNs are typically used to finance a portion of the fair value of MSRs held by the subsidiary trust in excess of the value required to collateralize the secured term notes. The term notes include margin call provisions that require us to maintain a certain advance rate based on the fair value of the underlying MSRs. As the fair value of MSRs is subject to periodic fluctuation, we are required to either pledge additional MSRs or cash to the subsidiary trust when the fair value of the MSRs decreases even though the borrowings have a long-term maturity.

•

$1.2 billion of term notes secured by our investment in CRT assets issued to qualified institutional buyers under Rule 144A of the Securities Act. These term notes do not include margin call provisions. However, these term notes must be repaid based on the amortization of the CRT assets that collateralize them. These term notes have maturities ranging from March of 2022 through February of 2024. A portion of these term notes have terms that provide for optional extensions of two years under conditions provided in the respective agreements.

Asset-backed financings

We have participated in various transactions whereby we invest in subordinate securities issued in loan securitizations. These transactions are sponsored by us or a nonaffiliate. We acquire the loans underlying these loan securitizations through our correspondent lending activities. We then either sell the loans to a nonaffiliate which pools the loans into securities, or we pool the loans into securities issued by one of our subsidiary trusts. We purchase subordinate securities from nonaffiliate sponsored transactions and retain subordinate securities in the transactions we sponsored. Any mortgage servicing rights for the loans underlying these securities are owned by us, and sub-serviced by PLS for the subsidiary trusts issuing the securities.

Because we hold substantially all of the subordinate securities created in these transactions, we include the assets of the issuing trust on our consolidated balance sheet, primarily Loans at fair value. We also include the securities issued to nonaffiliates by the issuing trusts as Asset-backed financings at Fair Value on our consolidated balance sheet.

This debt is repaid by the issuing trust from the cash flows received on the loans underlying these subordinated securities. Cash flows from those loans represent the sole source of repayment of this debt and the holders of this debt have no recourse to other assets on our consolidated balance sheet. The maturities of these financings are based on the loan(s) with the latest maturity of the loans in the issuing subsidiary trusts.

Interest-only security payable

One of the classes of the securities issued by the trusts relating to our investments in CRT arrangements is an interest-only security that was offered to a nonaffiliate. As discussed in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, we consolidate the trusts that issue the securities underlying our investments in the CRT arrangements. As part of the consolidation of the CRT arrangements, we recognize this interest-only security.

This debt is repaid by the issuing trust from the cash flows based on the reference loans underlying these securities. Cash flows from those loans represent the sole source of repayment of this security and its holder has no recourse to other assets on our consolidated balance sheet.

Exchangeable senior notes

We have $210 million in outstanding exchangeable senior notes due to mature on November 1, 2024, and $345 million in outstanding exchangeable senior notes due on mature March 15, 2026. The exchangeable senior notes are unsecured obligations.  The exchangeable senior notes are exchangeable into 46.1063 PMT common shares per $1,000 principal amount for the notes maturing on November 1, 2024 and 40.101 PMT common shares per $1,000 principal amount for the notes maturing on March 15, 2026, subject to adjustment upon the occurrence of certain events. The exchangeable senior notes bear interest at 5.50%.

Equity

Our shareholders’ equity includes both common and cumulative preferred shares, partially offset by our accumulated deficit as summarized below:

December 31, 2021
(in thousands)
Paid-in capital
Preferred shares	$541,482
Common shares	2,082,706
2,624,188
Accumulated deficit	(256,670)
$2,367,518

We actively manage our equity financing and endeavor to obtain an equity structure that optimizes the returns to our common shareholders. This approach to managing our equity includes supplementing our common shares with issuances of preferred shares and share repurchase activities. At December 31, 2021, we had $200 million of common shares available for issuance under our at-the-market equity-offering program and $89.3 million authorized for share repurchases.

Following is a summary of our offerings and repurchases of common shares:

Year ended December 31,	Share offerings	Share repurchases
	(in thousands)
2021	$—	$56,855
2020	$5,597	$37,267
2019	$829,457	$—

Our preferred shares are comprised of three series of $25 par value cumulative preferred shares that have dividend rates ranging from 6.75% to 8.125% of their par values and liquidation preferences totaling $560 million. Our preferred shares have no stated

maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or repurchase the shares or the shares are converted into common shares in connection with a change of control by the holders of the preferred shares, as provided in the respective articles supplementary establishing the terms of each series of preferred shares. The preferred shares become redeemable between March 15, 2024 and August 24, 2026.

As a REIT, we face limits on our ability to finance our operations and investments with retained earnings, as we are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed taxable income. We establish the level of our periodic common share distributions based on this requirement as well as our earnings, our financial condition and such other factors as our board of trustees may deem relevant from time to time.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that we believe are competitive with those charged by other primary servicers and specialty servicers. PLS acted as the servicer for loans with UPB totaling approximately $509.7 billion, of which $221.9 billion was subserviced for us as of December 31, 2021.

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

Compliance and Regulatory

Our business is subject to extensive federal, state and local regulation. The Consumer Financial Protection Bureau (“CFPB”) was established on July 21, 2010 under Title X of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The CFPB is responsible for ensuring consumers are provided with timely and understandable information to make responsible decisions about financial transactions, federal consumer financial laws are enforced and consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination. Although the CFPB’s actions may improve consumer protection, such actions also have resulted in a meaningful increase in costs to consumers and financial services companies including mortgage originators and servicers.

Our and our Manager’s loan production and loan servicing operations are regulated at the state level by state licensing authorities and administrative agencies. Our Manager’s employees who engage in regulated activities must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. Our Manager’s servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands. From time to time, we or our Manager receive requests from states and Agencies and various investors for records, documents and information regarding our policies, procedures and practices regarding our loan production and loan servicing business activities, and undergo periodic examinations by federal and state regulatory agencies.

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses and the completion of pre‑licensing education, annual education and the successful completion of both national and state exams.

We must comply with a number of federal consumer protection laws, including, among others:

•

the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

•

the Truth in Lending Act (“TILA”), and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

•	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;
•	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;
•	the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;
•

the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

•	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;
•

the Gramm‑Leach‑Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

•	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;
•	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers;
•

the National Flood Insurance Reform Act of 1994, which provides for lenders to require borrowers/owners of properties in special flood hazard areas to purchase flood insurance for such properties, or for lenders to purchase flood insurance on behalf of such borrowers/owners; and

•	the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the ongoing COVID-19 pandemic.

Many of these laws are further impacted by the SAFE Act and implementation of new rules by the CFPB.

Competition

In our correspondent production activities, we compete with large financial institutions, the government-sponsored enterprise (“GSE”) cash windows and other independent residential loan producers and servicers such as Wells Fargo, JP Morgan Chase, US Bank, Western Alliance Bancorporation, Mr. Cooper, New Residential Investment Corp., Truist Financial and Ocwen Financial. We compete on the basis of product offerings, technical knowledge, and loan quality, speed of execution, rate and fees.

In acquiring mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities such as Arbor Realty Trust, Inc., ARMOUR Residential REIT, Inc., Ladder Capital Corp., MFA Financial, Inc., New Residential Investment Corp., New York Mortgage Trust and Redwood Trust, Inc., which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase.

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

Human Capital Resources

We have one employee. All of our officers are employees of PFSI or its affiliates. Our long-term growth and success is highly dependent upon PFSI’s employees and PFSI’s ability to maintain a diverse, equitable and inclusive workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, PFSI strives to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

PFSI had over 6,900 domestic employees as of the end of fiscal year 2021.  In addition, as of the end of fiscal year 2021, PFSI’s workforce was 51.7%% female and 48.3% male, and the ethnicity of PFSI’s workforce was 42.9% White, 22.3% Hispanic or Latino, 17.2% Black or African American, 11.5% Asian and 6.1% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races”).

Recruiting and Employee Retention

We and PFSI believe in attracting, developing and engaging the best talent, while providing a supportive work environment that prioritizes the health and safety of PFSI’s and our employees.  PFSI’s and our compensation programs are designed to motivate and reward those who possess the necessary skills to support business strategy and create long-term shareholder value. PFSI employee compensation may include base salary, annual cash incentives, long-term equity incentives as well as life and health insurance and 401(k) plan matching contributions.

PFSI employees receive regular business and compliance training to help further enhance their career development objectives. For example, the average PFSI employee business and compliance training completion rate was 97% company-wide in 2021. PFSI also actively manages enterprise-wide and divisional mentoring programs and has partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance productivity. PFSI also supports the U.S. military through its continued focus on recruiting and creating opportunities for veterans. For example, PFSI maintains the SERVE (Support & Engagement for Reservist & Veteran Employees) Business Resource Group (“BRG”) to further its efforts to attract, develop and engage an inclusive community of veterans and veteran families.

Diversity, Equity and Inclusion

We and PFSI believe that building a diverse, equitable and inclusive, high-performing workforce where PFSI’s employees bring varied perspectives and experiences to work every day creates a positive influence in PFSI’s workplace, community and business operations. Our Board of Trustees, our Nominating and Corporate Governance Committee, our Compensation Committee, and our Risk Committee provide regular oversight on our and PFSI’s corporate sustainability program, including our diversity, equity and inclusion programs and initiatives. We and PFSI are also taking proactive measures to strategically and sustainably advance equity in the workplace through the establishment of several BRGs, a diversity hiring initiative, mentorship programs, and external partnerships with organizations such as the Mortgage Bankers Association and the National Association of Minority Mortgage Bankers of America. PFSI established leadership goals and created customized initiatives that focused on PFSI’s continued effort to increase the number of women and underrepresented minorities in management positions throughout the company and its business divisions. As it relates to our inclusive culture, PFSI established the following BRGs to emphasize career growth, networking, and learning opportunities for PFSI employees and allies with shared backgrounds and experiences: the BOLD BRG (for Black and African American employees and allies), the HOLA BRG (for Hispanic, Latino and Latinx employees and allies, the InspirASIAN BRG (for Asian American and Pacific Islander employees and allies), the Pennymac PRIDE BRG (for LGBTQIA employees and allies), the SERVE BRG (for veteran and military family employees and allies), and the wEMRG BRG (for women employees and allies). We and PFSI also foster a more inclusive culture through a variety of initiatives, including corporate training, special events, community outreach and corporate philanthropy.

Community Involvement

PFSI has a corporate philanthropy program that is governed by a philosophy of giving that prioritizes the support of causes and issues that are important in our local communities, and drives a culture of employee engagement and collaboration throughout our and PFSI’s organization. We and PFSI are committed to empowering our employees to be a positive influence in the communities where we live and serve, and believe that this commitment supports our efforts to attract and engage employees and improve retention. PFSI’s philanthropy program consists of three key components: an employee matching gift program, a charitable grants program and a corporate sponsorship program. PFSI’s five philanthropic focus areas are: community development and equitable housing, financial literacy and economic inclusion, human and social services, health and medical research, and environmental sustainability. PFSI has established a separate donor advised fund to facilitate donations to various local and national charitable organizations and has provided funding to several charitable organizations located near our office sites and national organizations that support missions such as sustainable homeownership, mortgage and rental assistance, food insecurity, disaster recovery, family and child advocacy, and community empowerment.

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

•

We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

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
•

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and adversely affect our ability to incur additional debt to fund future needs.

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

•	Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.
•	We are not an approved Ginnie Mae issuer and an increase in the percentage or amount of government loans we acquire could be detrimental to our results of operations.
•	Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.
•

Government-sponsored entities have wound down lender risk share transactions such as CRT investments since the end of 2020.  If we are unable to find a suitable alternative investment to investing in CRTs with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

•

A portion of our investments is in the form of loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

•	Our acquisition of mortgage servicing rights exposes us to significant risks.
•	The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us.
•	Our operations, businesses and customers could be materially adversely affected by the impacts related to climate change and related environmental sustainability matters.
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

The COVID-19 pandemic, inclusive of resurgences and any variants, has created unprecedented economic, financial and public health disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. The extent to which the COVID-19 pandemic continues to negatively affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the ongoing COVID-19 pandemic.  As a result of the CARES Act and other forbearance requirements, we expect to experience continued delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. Prepayment activity has thus far been sufficient to cover principal and interest payment advances required under the CARES Act and other requirements. However, in the future, prepayment activity may be insufficient to cover required principal and interest advances. The CARES Act and other forbearance requirements have reduced our servicing fee income and increased our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the ongoing COVID-19 pandemic. Future servicing advances will be driven by a number of factors, including: the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the ongoing COVID-19 pandemic. As of December 31, 2021, 0.4% of the loans in our MSR portfolio were in COVID-19 related forbearance plans and delinquent, resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the MBS market. The CARES Act forbearance and other requirements have negatively impacted the fair value of our servicing assets and CRT arrangements. Further market volatility or economic weakness may result in additional reductions in the fair value of our assets and make it increasingly difficult to optimize our hedging activities. Our liquidity and/or regulatory capital could also be adversely impacted by volatility and disruptions in the capital and credit markets. If we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

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

In addition, our business could be disrupted if our Manager is unable to operate due to changing governmental restrictions, such as travel bans and quarantines placed or reinstituted on its employees or operations, including successfully operating its and our business from remote locations, ensuring the protection of its employees’ health, and maintaining its information technology infrastructure. Further, increased operational expenses to address these restrictions and widespread employee illnesses could negatively affect staffing within our various businesses and geographies.

Federal, state, and local executive, legislative and regulatory responses to the ongoing COVID-19 pandemic are rapidly evolving, may be inconsistent and conflict in scope or application, and may be subject to change without advance notice. These regulatory responses may impose additional compliance obligations, and may extend existing CARES Act and other forbearance requirements and delay our licensing efforts, which may negatively impact our business. In addition, the CARES Act and other federal, state and local regulations are subject to interpretation given the existing ambiguities in the rules and regulations, which may result in future class action and other litigation risk.

Governmental authorities have taken additional measures to stabilize the financial markets and support the economy, including providing monetary relief and extending foreclosure and eviction moratoria. The outcomes of these measures are unknown and they may not be sufficient to address the current market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic. Although vaccines for COVID-19, and boosters thereof, have been approved for use that are generally effective, there can be no assurance that the continuing efforts to vaccinate the public will be successful in ending the pandemic or that vaccines and boosters will continue to be effective against variants. Even after the COVID-19 pandemic subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

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

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance if they attest that they are directly or indirectly experiencing any financial hardship resulting from the COVID-19 pandemic. The CARES Act also precludes loan servicers like us from reporting borrowers subject to forbearance plans as delinquent to the credit reporting agencies even though the federally-backed loans may still be characterized as delinquent for the purposes of our CRT arrangements with Fannie Mae. Our CRT arrangements are structured such that we retain a portion of the credit risk and an interest-only ownership interest in the reference loans and, under certain of our CRT Agreements, may be required to realize losses in the event of a loan delinquency of 180 days or more even where there is ultimately no loss realized with respect to such loan (e.g., as a result of a borrower’s re-performance). Although these CRT Agreements were amended in 2018 to ensure that forbearances resulting from Hurricane Harvey and Hurricane Irma were not considered to be delinquent for the purposes of the 180 day delinquency fixed loss severity schedule, Fannie Mae and its regulator, the Federal Housing Finance Authority, announced that they will not provide similar treatment for forbearances resulting from the COVID-19 pandemic for certain of our CRT Agreements.

Given the federal government mandate to approve requested forbearances upon the request of a borrower and subject only to his or her attestation of the COVID-19 pandemic impact, we expect the number of forbearances requested and approved under our CRT arrangements will result in credit and fair value losses that may be material and that may require us to write down the value of the assets significantly. In the event of a foreclosure, the proceeds upon the sale of such underlying real estate may not be sufficient to repay the borrower’s mortgage loan obligation, which could result in losses to our CRT arrangements and to us. Any such losses we incur may reduce distributions to our shareholders and may materially and adversely affect our results of operations, our financial condition, and the market value of our common shares.

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

We and PLS must also comply with a number of federal, state and local consumer protection and state foreclosure laws. These statutes apply to loan origination, servicing, debt collection, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about our clients, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to customers.

Because neither we nor PLS is a federally chartered depository institution, we generally do not benefit from federal pre-emption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements and must comply with multiple state licensing and compliance requirements.  These state rules and regulations generally provide for, but are not limited to: originator, servicer and debt collector licensing requirements, requirements as to the form and content of contracts and other documentation, employee licensing and background check requirements, fee requirements, interest rate limits, and disclosure and record-keeping requirements.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers, third party originators, servicers or brokers with which we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders, third party originators, servicers or brokers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a “disparate impact” on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative affect on a protected class of individuals).

Federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the current government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. To the extent any such state regulators impose new minimum net worth, capital ratio and liquidity standards that are overly burdensome, such actions may have a material adverse effect on our business, financial condition and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors (“CSBS”) have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. For example, on July 26, 2021, the CSBS released model state regulatory prudential standards for state oversight of nonbank mortgage servicers. The model CSBS prudential standards include revised minimum net worth, capital ratio and liquidity standards similar to existing Federal Housing Finance Agency (“FHFA”) requirements and require servicers to maintain sufficient allowable assets to cover normal operating expenses in addition to the amounts required for servicing expenses. The FSOC has also encouraged state regulators to work to develop prudential and corporate governance standards for nonbank mortgage servicers and has issued guidance describing the process FSOC would follow if it were to consider making a determination to subject a nonbank financial company to supervision by the Board of Governors of the Federal Reserve System and prudential standards. To the extent any such state regulators impose new minimum net worth, capital ratio and liquidity standards that are overly burdensome, such actions may have a material adverse effect on our business, financial condition and results of operations.

New CFPB and state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

The CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The current CFPB administration has stated its intention to aggressively supervise, investigate and, where it deems appropriate, bring enforcement actions against servicers the CFPB believes are engaged in activities that violate federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage and servicing sectors by state attorneys general have increased and may continue to increase. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. We acquire loans from mortgage lenders through our correspondent production activities that qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the prior federal administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. On November 18, 2020, the FHFA finalized new regulatory capital rules for Fannie Mae and Freddie Mac that requires them to increase their capital to $280 billion. The FHFA did not specify how the new regulatory capital requirements will be achieved or a timeframe for meeting the capital target, however, any increase in guaranty fees or other costs imposed by Fannie Mae and Freddie Mac to raise additional capital may have a negative impact on the mortgage market and could reduce Fannie Mae and Freddie Mac’s future role in the mortgage industry. It is not possible to predict the scope and nature of the actions that the U.S. government, including the current federal administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. In addition, under certain Agency capital rules, loan aggregators such as us have higher capital requirements and may incur higher Agency fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by third party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it is required to be licensed and believes it is cost effective and appropriate to become licensed.

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

We and our servicer are subject to minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements, which are described below under Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

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

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage, real estate and financial markets and the economy generally. Continuing concerns over factors including the ongoing impact of the COVID-19 pandemic, inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, climate change, the availability and cost of credit, the mortgage and real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. Mortgage markets may be affected by changes in the lending landscape, defaults, credit losses and liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities.  In addition, while the Federal Reserve has loosened monetary policies due to the ongoing COVID-19 pandemic by purchasing securities and MBS on the open market, future interest rates and the liquidity of the MBS market could be impacted as the Federal Reserve increases the federal fund rate and tapers future MBS purchases. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2021, we had $11.2 billion of total indebtedness outstanding (approximately $10.7 billion of which was secured) and up to $5.2 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

•

require us to dedicate a substantial portion of cash flow from operations and investments to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, investments and other general corporate purposes;

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness;

•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, including the COVID-19 pandemic and climate change;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions or restrict our ability to carry on activities important to our growth; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

We currently leverage and, to the extent available, intend to continue to leverage our investments through borrowings, the level of which may vary based on our investment portfolio characteristics and market conditions. We generally finance our investments with relatively short-term facilities until longer-term financing becomes available. As a result, we are subject to the risks that we would not be able to obtain suitable non-recourse long-term financing or otherwise acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or to renew any short-term facilities after they expire should we need more time to obtain long-term financing or seek and acquire sufficient eligible assets or securities for a securitization. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or unfavorable price.

Specifically, we have financed certain of our investments through repurchase agreements, pursuant to which we may sell securities or loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. CRT investments have been financed through term notes and repurchase agreements. Unlike MBS and other investments we finance under repurchase agreements, our CRT investments are generally more illiquid and subject to greater fluctuations in fair value and the term notes we issue to finance these assets may not be callable and may otherwise prohibit the disposition of the assets securing the financing.

We also currently finance certain of our MSRs under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PennyMac Corp. (“PMC”). A decrease in the fair value of the pledged collateral can result in a margin call. Any such margin call may require that we liquidate assets at a disadvantageous time or provide that the secured parties may sell the collateral, either of which could result in significant losses to us. Each of the secured financing arrangements pursuant to which we finance MSRs is further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Any extinguishment of our and the secured parties’ rights in the related collateral could result in significant losses to us.

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

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSRs, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for MSRs could require us to seek equity capital that may be more costly or unavailable to us.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as any derivative financial instruments that we utilize for hedging purposes. In addition, while the Federal Reserve loosed monetary policies due to the ongoing COVID-19 pandemic by purchasing securities and MBS on the open market, future interest rates and the liquidity of the MBS market could be impacted as the Federal Reserve increases the federal fund rate and tapers future MBS purchases. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. An increase in prevailing interest rates could adversely affect the volume of newly originated mortgages available for purchase in our correspondent production activities.

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs. Any such scenario could materially and adversely affect us.

We are subject to risks associated with the discontinuation of LIBOR.

 As of December 31, 2021, one-week and two-month U.S. dollar LIBOR (and certain non-U.S. dollar LIBOR settings) were discontinued, while the remaining non-U.S. dollar LIBOR settings ceased to be representative and thereafter began to be published only on a “synthetic basis”.  In addition, the UK Financial Conduct Authority (the “FCA”), which is the regulator of the LIBOR administrator, has announced that the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months) will cease to be published by any administrator or will no longer be representative as of June 30, 2023.  \In addition, despite the expected publication of the principal U.S. dollar LIBOR settings through June 30, 2023, the FCA has prohibited the firms it regulates from using such settings in new contracts after December 31, 2021 (subject to limited exceptions), and certain U.S. (and other) regulators have stated that no new contracts using U.S. dollar LIBOR should be entered into after that date.

Accordingly, many LIBOR obligations have transitioned to another benchmark or will do so.  Different types of financial products have transitioned, or are expected to transition, to different alternative benchmarks; and there is no assurance that any alternative benchmark will be the economic equivalent of any LIBOR setting.  For some existing LIBOR-based obligations, the contractual consequences of the discontinuation of LIBOR may not be clear.  Although the foregoing reflects the timing (or expected timing) of LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of LIBOR discontinuation.  Uncertainty as to the foregoing and the nature of alternative reference rates may adversely impact the availability and costs of borrowings.

The discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. We rely on financing arrangements and liabilities under which our cost of borrowing is based on LIBOR.  We also hold assets and instruments used to hedge the value of certain assets that is measured by reference to LIBOR. We anticipate significant challenges as it relates to the transition away from LIBOR for all of our LIBOR based assets, financing arrangements, securities and liabilities, whether their maturity dates (as applicable) fall before or after the discontinuation date after June 30, 2023. These challenges include, but are not limited to, amending agreements or instruments underlying our existing and/or new LIBOR-based assets, financing arrangements, securities and liabilities with appropriate fallback language in such a way as to ensure economic equivalence with our LIBOR-based assets, financing arrangements and securities prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the determination of fair value for certain of our assets and hedges using LIBOR as a benchmark rate or used to develop a market discount rate. In addition, the transition to using any new benchmark rate or other financial metric may require changes to existing transaction data, products, systems, models, operations and pricing processes.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  We service LIBOR-based adjustable rate mortgages (“ARMs”) for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks.  We may also incorporate LIBOR methodologies for financial planning and reporting in our financial models.

 In the United States, there have been efforts to identify alternative reference interest rates to replace U.S. dollar LIBOR. The Alternative Reference Rates Committee has recommended that U.S. dollar LIBOR be replaced by rates based on the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. SOFR-based rates differ from LIBOR, and the differences may be material. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. LIBOR is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors and, other than its overnight setting, reflects expectations regarding future interest rates. Thus, LIBOR is generally intended to be sensitive to bank credit risk and to short-term interest rate expectations and SOFR is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates.  SOFR has also been more volatile than such benchmark rates as three-month LIBOR from time to time.  These fundamental differences between LIBOR and SOFR mean we are unable to clearly assess the risk of transitioning from LIBOR to SOFR for any of our LIBOR-based liabilities or assets.

Due to these risks, we expect both the impending and actual discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. For the same reason, we also can provide no assurance that changes in the value of our hedge instruments will effectively offset changes in the value of the assets they are expected to hedge.  Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes. Our inability to manage these risks effectively may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We are subject to risks associated with potential declines in our credit quality, credit quality related to specific issuers or specific industries, and a general weakening in the economy, all of which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e., increase or decrease) in response to the market’s changing perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on our investments.

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

We are exposed to a number of risks relating to holding derivative instruments. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 37% of our purchases in 2021. We are not approved as a Ginnie Mae issuer and rely heavily on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have previously entered into CRT arrangements with Fannie Mae, whereby we sell pools of loans into Fannie Mae guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our CRT-related investments subject us to credit risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, and exposes us to risk of loss greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, the ongoing COVID-19 pandemic, war or terrorist attack. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

Government-sponsored entities have wound down lender risk share transactions such as CRT investments since the end of 2020.  If we are unable to find a suitable alternative investment to investing in CRTs with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

The FHFA instructed government-sponsored entities to gradually wind down lender risk share transactions such as CRT investments as of the end of 2020 and, accordingly, we are no longer creating new CRT arrangements. As of December 31, 2021, we continued to hold net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, interest-only security payable) totaling $1.7 billion. If we are unable to find suitable alternative investments comparable to CRTs, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

A portion of our investments is in the form of loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We invest in residential loans that are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss. Our investments in loans also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) risks related to general and local economic conditions, including those resulting from the ongoing COVID-19 pandemic; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) increases in property taxes and operating expenses; (vi) changes in zoning laws; (vii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (viii) casualty or condemnation losses; (ix) uninsured damages from floods, earthquakes or other natural disasters; (x) limitations on and variations in rents; (xi) fluctuations in interest rates; (xii) fraud by borrowers, originators and/or sellers of loans; (xiii) undetected deficiencies and/or inaccuracies in underlying loan documentation and calculations; and (xiv) failure of the borrower to adequately maintain the property. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

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

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge that would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue, in a manner that is consistent with our qualification as a REIT, various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change. Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. For example, the CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic.

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

We cannot independently protect our MSR assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

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

Our investments in subordinated loans or subordinated MBS could subject us to increased risk of losses. The contractual restrictions on transfer, risk retention requirements or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In general, losses on real estate assets securing a loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses.

In addition, if the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or overvalued by the originator, or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses. The value of subordinated investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments.  Also, while the Federal Reserve has loosened monetary policies due to the ongoing COVID-19 pandemic by purchasing securities and MBS on the open market, future interest rates and the liquidity of the MBS market could be impacted as the Federal Reserve increases the federal fund rate and tapers future MBS purchases. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us.

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of loans is critical to our success, particularly given our large investment in MSRs or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of MSRs and loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Our operations, businesses and customers could be materially adversely affected by the impacts related to climate change and related environmental sustainability matters.

 There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and could impact our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. There also is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition or may even cancel policies due to increasing costs of providing insurance coverage in certain geographic areas. Additionally, climate change concerns could result in transition risk. Changes in consumer preferences and additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, could increase expenses or otherwise adversely impact our operations and business.

Adverse weather conditions, climate change, man-made or natural disasters, pandemics, such as COVID-19, terrorist attacks, floods, droughts, fires and other environmental conditions could materially and adversely affect our business, financial condition, liquidity and results of operations.

Adverse weather conditions, climate change, man-made or natural disasters, pandemics, such as COVID-19, terrorist attacks, floods, droughts, fires and other environmental conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business.  In addition, such adverse conditions could impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, or directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Real estate value declines could also decrease the value supporting certain of our assets, such as CRTs and subordinated bonds, where we may provide a credit guaranty or otherwise be responsible for all or a portion of any credit losses. Terrorist attacks and other acts of violence may cause disruptions in U.S. financial markets and negatively impact the U.S. economy in general.

Our corporate headquarters is located in Westlake Village, California and our Manager has additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California.  Many areas of California, including the immediate area around our corporate headquarters, have experienced extensive damage and property loss due to a series of large wildfires in the past several years.  California and the other states in which we operate are also prone to other types of natural disasters.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber-attack, pandemic, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism, acts of war and pandemics, such as COVID-19, may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

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

Our investments in MSRs, CRT, and securities and loans held in consolidated variable interest entities may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of certain of our investments, including subordinated securities we are required to hold under applicable risk retention rules, may make it difficult for us to sell such investments if the need or desire arises, which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

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

We are externally advised and managed by PCM, which, pursuant to our management agreement, makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have limited in-house capabilities and employees to perform the activities independently.

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

Our relationship with PCM may result in conflicts of interest.

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted policies to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets. In addition, PCM and the other entities or accounts managed by PCM in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

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

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by our environmental, social and governance ("ESG") practices and disclosures, including climate change practices and disclosures.  In addition, various private third party organizations have developed ratings processes for evaluating companies on their approach to ESG matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our stock price and ability to raise capital, and adversely affect our results of operations.

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

Because we are organized as a holding company that conducts business primarily through the Operating Partnership and its wholly-owned subsidiaries, our status under the Investment Company Act is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. If our Operating Partnership or one or more of its subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we or our subsidiaries have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

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

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act. We believe that our subsidiary, PMC, qualifies for one or more exemptions under the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PMC’s assets and income will remain the same over time such that one or more exemptions will continue to be applicable.

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

Some of our early CRT investments may not be eligible REIT assets and are held by our TRS, resulting in a significant portion of our income from these investments being subject to U.S. federal and state income taxation in order not to jeopardize our REIT status.

Some of our recent CRT investments have been structured to satisfy our REIT qualification requirements. However, our other CRT investments may not be considered eligible REIT assets and are therefore held by our TRS in order not to jeopardize our REIT status. Income from CRT investments that are held in the TRS may be subject to U.S. federal and state income taxation. In the future we may consider holding other CRT investments in the REIT, depending on the precise structure of such investments and our level of certainty that such investments are in a form consistent with their characterization as qualifying assets for a REIT. If the Internal Revenue Service (“IRS”) were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

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

We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially and adversely affected by the risk factors discussed in this Report and any subsequent Quarterly Reports on Form 10-Q. Although we have made, and anticipate continuing to make, quarterly distributions to our shareholders, our board of trustees has the sole discretion to determine the timing, form and amount of any future distributions to our shareholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. Among the factors that could impair our ability to continue to make distributions to our shareholders are:

•our inability to invest the net proceeds from our equity offerings;

•our inability to make attractive risk-adjusted returns on our current and future investments;

•non-cash earnings or unanticipated expenses that reduce our cash flow;

•defaults in our investment portfolio or decreases in its value;

•reduced cash flows caused by delays in repayment or liquidation of our investments; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders in the future or that the level of any future distributions will achieve a market yield or increase or even be maintained over time, or that future dividends might not be a combination of stock and cash, as permitted under IRS guidelines, any of which could materially and adversely affect the market price of our common shares.

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

We acquire and hold residential mortgage-backed securities (“RMBS”) and have engaged, and expect to continue to engage, in RMBS trading activity as we evaluate our RMBS portfolio on a regular basis and reposition it from time to time as a trader. We acquire RMBS positions with the intention of holding them for investment and not for sale to customers in the ordinary course of business. We intend to conduct such trading activities under internal guidelines that we believe are sufficient to demonstrate that this is the case. We therefore believe that we will not be treated as engaging in “prohibited transactions” that would be subject to a 100% tax on any net gain derived from RMBS sales. However, we do not expect that such trading activities will fall within a statutory “safe harbor” that would conclusively protect us against an assertion by the IRS to the contrary. If the IRS were successfully to require treatment of sales made in the course of such trading activities as “prohibited transactions,” it would subject any net gain derived from such sales to this 100% tax, but would not affect our qualification as a REIT.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, climate risk and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation.  This framework includes divisions or groups dedicated to enterprise risk management, credit risk, climate risk, corporate sustainability and ESG, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our and our Manager’s employees, and its subsidiaries, contractors we use, or other third parties with whom we have relationships. For example, such employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or misrecord or otherwise try to hide improper activities from us. This type of misconduct could also relate to our assets managed by PCM. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by the employees of our Manager and its subsidiaries, affiliates, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

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

As our reliance on rapidly changing technologies has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers such as cloud-based computing service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, malware, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

Despite our Manager’s efforts to ensure the integrity of our systems and our investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

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

We operate in a highly competitive market and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

In order to grow our business, we may rely on additional common and preferred equity issuances, which may rank senior and/or be dilutive to our current shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.  For example, during August 2021, PMT raised $250 million by issuing 10 million shares of 6.75% Series C Cumulative Redeemable Preferred Shares.  Our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares.

In addition, during March 2021, our wholly-owned subsidiary, PMC, issued $345 million of exchangeable senior notes (“2026 Notes”) that are exchangeable under certain circumstances for our common shares. Upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares and holders of the 2026 Notes could receive a distribution of PMC’s available assets before holders of our common shares.

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. During June 2021, we filed a shelf registration statement allowing us to issue additional common shares and preferred shares, including, without limitation, common shares through our “at-the-market” equity program and, as of December 31, 2021, we have approximately $100 million of common shares available for issuance under that program.

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

There can be no assurance that we will be able to generate sufficient cash to pay our operating expenses and make distributions to our shareholders. For example, in the third and fourth quarters of fiscal year 2021, we reported net losses attributable to common shareholders of $43.9 million and $27.3 million, respectively. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given.

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 18, 2022, our common shares were held by 118 registered holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2021.

Repurchase of our Common Shares

The following table summarized the stock repurchase activity for the quarter ended December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
October 1, 2021 – October 31, 2021	—	$—	—	$128,407
November 1, 2021 – November 30, 2021	981	$18.35	981	$110,402
December 1, 2021 – December 31, 2021	1,186	$17.83	1,186	$89,253

(1)

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million. Under the repurchase program, as amended, the Company may repurchase up to $400 million of its outstanding common shares.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”), non-Agency subordinate Mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements and CRT strips that absorb credit losses on certain of the loans we sold. We also invest in Agency MBS. We have also historically invested in distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

During the year ended December 31, 2021, we purchased newly originated prime credit quality residential loans with fair values totaling $181.4 billion, as compared to $170.0 billion for the year ended December 31, 2020, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the year ended December 31, 2021, we received sourcing fees totaling $6.5 million, relating to $64.8 billion in UPB of loans that we sold to PLS.

We operate our business in four segments: Correspondent production, Interest rate sensitive strategies, Credit sensitive strategies and our Corporate operations as described below.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label non-Agency securitizations, and through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$110,919,477	$106,306,805	$61,128,081
To PennyMac Financial Services, Inc.	67,851,630	63,618,185	50,110,085
	$178,771,107	$169,924,990	$111,238,166
Net gains on loans acquired for sale	$87,273	$379,922	$170,164
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$1,484,629	$1,158,475	$837,706
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	42,256	—	—
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties held in consolidated variable interest entities	28,815	—	—
Investments in CRT arrangements:
Deposits securing CRT arrangements	—	1,700,000	933,370
Recognition of firm commitment to purchase CRT securities (1)	—	(38,161)	99,305
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	—	(1,502,203)	897,151
Total investments in CRT arrangements	—	159,636	1,929,826
Total investments resulting from correspondent activities	$1,526,885	$1,318,111	$2,767,532

(1)	Initial recognition of firm commitment upon sale of loans.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the year ended December 31, 2021, we received approximately $1.5 billion of MSRs as proceeds from sales of loans acquired for sale. We held $2.9 billion of MSRs at fair value at December 31, 2021.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased approximately $2.2 billion and sold approximately $1.3 billion of Agency MBS during the year ended December 31, 2021. We held Agency MBS with fair values totaling approximately $2.7 billion at December 31, 2021. The purchases and sales during the period reflect a rebalancing of our investment in Agency MBS aimed at reducing prepayment and price risk relating to these assets.

Credit Sensitive Investments

CRT Arrangements

At present, we are no longer creating new CRT investments as the Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments. During the year ended December 31, 2021, we recognized investment gains of $369.6 million relating to our holdings of CRT investments. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling approximately $1.7 billion at December 31, 2021.

Investments in Subordinate MBS Backed by Loans Secured by Investment Properties

Beginning in the quarter ended June 30, 2021, the Company purchased or retained approximately $71.1 million of subordinate MBS backed by loans secured by investment properties sourced from the Company’s conventional correspondent production activities. The subordinate MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate MBS since they are the first securities to absorb credit losses relating to the underlying loans.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Investment in Securities Backed by Loans Secured by investment Properties to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $1.5 billion on our consolidated balance sheet as of December 31, 2021.

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset or liability’s fair value. These levels are:

		December 31, 2021
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
1	Prices determined using quoted prices in active markets for identical assets or liabilities.	$174,007	1%	7%
2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	8,388,043	61%	354%
3	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	4,669,962	34%	197%
	Total assets measured at or based on fair value	$13,232,012	96%	558%
	Total assets	$13,772,708
	Total shareholders’ equity	$2,367,518

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

At December 31, 2021, $13.2 billion, or 96%, of our total assets were carried at fair value on a recurring basis and $14.4 million, or less than 1% (consisting of REO), were carried based on fair value on a non-recurring basis. Of these assets, $4.7 billion, or 34%, of total assets are measured using “Level 3” fair value inputs, which are difficult to observe and require significant management judgment.

Changes in inputs to measurement of Level 3 fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income as summarized below:

	Change in fair value
Year ended December 31,	Loans at fair value (1)	Excess servicing spread	Interest rate lock commitments	CRT Assets	Mortgage servicing rights (2)	Total	Pre-tax income (loss)

2021	$1,182	1,037	(156,840)	163,290	(39,056)	$(30,387)	$44,661
2020	$(1,578)	(24,970)	536,943	(267,969)	(706,107)	$(463,681)	$79,730
2019	$(6,099)	(9,256)	80,133	59,800	(262,031)	$(137,453)	$190,641

(1)	Includes loans held for sale and loans at fair value.
(2)	Excluding changes in fair value attributable to realization of cash flows.

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

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control responsibilities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of either Net gains on loans acquired for sale or Net gains (losses) on investments and financings. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•

We categorize loans that are saleable into active markets as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in VIEs. We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $5.7 billion of such loans at fair value at December 31, 2021.

•

We categorize loans that are not saleable into active markets as “Level 3” fair value assets. Such loans include of our investments in distressed loans, home equity and commercial loans held for sale and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $34.3 million of such loans at fair value at December 31, 2021.

We estimate the fair value of our “Level 3” fair value loans based on the expected resolution of individual loans for distressed loans and using a discounted cash flow valuation model for loans held for sale. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on loans acquired for sale and may be included in Net loan servicing fees – From nonaffiliates – Mortgage servicing rights hedging results when we include the IRLCs in our MSR hedging activities in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the loans that decrease in fair value.

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of gain on sale of loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $2.5 million of net IRLC assets at December 31, 2021. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2021:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(617)
(10%)	$(309)
(5%)	$(154)
5%	$131
10%	$247
20%	$445

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

Through late 2020, we had CRT arrangements with Fannie Mae, pursuant to which we sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strip or derivative asset or liability relating to these transactions at fair value and recognize changes in the respective assets’ or liability’s fair values in Net gains (losses) on investments and financings in the consolidated statements of income.

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

We held $1.7 billion of net CRT arrangement assets at December 31, 2021. Following is a summary of the effect on fair value of various changes to the pricing spread and property value shifts (which is used in the determination of estimated remaining credit losses) input used to estimate the fair value of our CRT arrangements as of December 31, 2021:

Effect on fair value of a change in pricing spread input		Effect on fair value of a shift in property value
Change in input (in basis points)	Effect on fair value	Property value shift	Effect on fair value
	(in thousands)		(in thousands)
(100)	$59,927	(15%)	$(47,775)
(50)	$29,443	(10%)	$(28,673)
(25)	$14,594	(5%)	$(13,120)
25	$(14,347)	5%	$11,427
50	$(28,449)	10%	$21,105
100	$(55,944)	15%	$29,369

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period income. Changes in fair value of MSRs are recognized as a component of Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. We held

$2.9 billion of MSRs at December 31, 2021. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2021:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$170,478	$264,842	$70,338
(10%)	$82,921	$126,905	$35,169
(5%)	$40,902	$62,159	$17,585
5%	$(39,826)	$(59,726)	$(17,585)
10%	$(78,613)	$(117,162)	$(35,169)
20%	$(153,220)	$(225,672)	$(70,338)

The preceding asset analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, the preceding analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Critical Accounting Policies Not Tied to Fair Value

Consolidation—Variable Interest Entities

We enter into various types of transactions with special purpose entities (“SPEs”), which are trusts that are established for limited purposes. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer loans on our balance sheet to an SPE, which then issues various forms of interests in those assets to investors. In a securitization transaction, we typically receive cash and/or beneficial interests in the SPE in exchange for the assets we transfer.

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative and credit risk transfer strip assets and liabilities and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•

The VIEs that hold loans we have securitized are shown as their constituent assets and liabilities- Loans at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financings at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIEs in Interest income and interest attributable to the asset-backed securities issued by the VIEs in Interest expense in our consolidated income statements. Changes in the fair value of loans held in the VIEs and the associated asset-backed financings are included in Net gains (losses) on investments and financings in our consolidated income statements.

•

The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposit securing credit risk transfer agreements, Derivative and credit risk transfer strip assets and liabilities which represent our Interest-only (“IO”) ownership interest and Recourse Obligation, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative credit risk transfer strip assets and liabilities and Interest-only security payable at fair value in Net gains (losses) on investments and financings in our consolidated income statements.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by GAAP, to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and ESS), our firm commitment to purchase CRT securities, our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash (loss) income items included in net investment income are as follows:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net gains (losses) on investments and financings:
Mortgage-backed securities	$(74,354)	$87,852	$77,283
Loans:
Held in variable interest entities	(12,536)	(6,617)	7,883
Distressed	(206)	(87)	(7,169)
ESS	1,651	(22,729)	(7,530)
CRT arrangements	163,126	(161,854)	(11,445)
Firm commitment to purchase CRT securities	—	(121,067)	60,943
Interest-only security payable at fair value	164	14,952	10,302
Asset-backed financings at fair value	19,708	5,519	(7,553)
	97,553	(204,031)	122,714
Net gains on loans acquired for sale (1)	1,379,717	1,199,605	931,733
Net loan servicing fees—MSR valuation adjustments	(337,186)	(938,937)	(464,353)
Net interest income—Capitalization of interest pursuant to loan modifications	251	—	2,318
	$1,140,335	$56,637	$592,412
Net investment income	$420,297	$469,351	$488,815
Non-cash items as a percentage of net investment income	271%	12%	121%

(1)

Amount represents MSRs received, fair value of firm commitment to purchase CRT securities recognized, provision for losses on representations and warranties and changes in fair value of loans, IRLCs and hedging derivatives held at year end.

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities or from sale of the investment;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property securing the loan has been sold;
•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool or from sale of the investment;
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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2021	2020	2019
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$420,297	$469,351	$488,815
Expenses	375,636	389,621	298,174
Pretax income	44,661	79,730	190,641
(Benefit from) provision for income taxes	(12,193)	27,357	(35,716)
Net income	56,854	52,373	226,357
Dividends on preferred shares	30,891	24,938	24,938
Net income attributable to common shareholders	$25,963	$27,435	$201,419
Pretax income by segment:
Credit sensitive strategies	$306,643	$(317,143)	$182,176
Interest rate sensitive strategies	(290,065)	105,697	1,148
Correspondent production	86,936	344,639	64,593
Corporate	(58,853)	(53,463)	(57,276)
	$44,661	$79,730	$190,641
Annualized return on average common shareholder's equity	1.3%	1.4%	12.0%
Earnings per common share:
Basic	$0.26	$0.27	$2.54
Diluted	$0.26	$0.27	$2.42
Dividends per common share	$1.88	$1.52	$1.88
At year end:
Total assets	$13,772,708	$11,492,011	$11,771,351
Book value per common share (1)	$19.05	$20.30	$21.37
Closing price per common share	$17.33	$17.47	$22.29

(1)

As described in Note 3 – Significant Accounting Policies – Recently Issued Accounting Pronouncement to the consolidated financial statements included in this Report, beginning in 2022, a portion of PMT’s exchangeable senior notes that are exchangeable for PMT common shares (“Common Shares”) (the “Exchangeable Notes”) originally allocated to additional paid-in capital will be reclassified to the carrying value of the Exchangeable Notes. Giving effect to this change on the pro forma basis, PMT’s book value as of December 31, 2021 would have been $18.60. This reclassification will also require inclusion of the consideration of common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per share calculation.

The United States continues to be significantly impacted by the effects of the COVID-19 pandemic and the effects of market and government responses to the COVID-19 pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for some of our borrowers.

As part of its response to the COVID-19 pandemic, the federal government included requirements in the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) that we provide borrowers with loans we service subject to Agency securitizations with substantial payment forbearance. As a result of this requirement, we initially experienced a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans. Through the year ended December 31, 2021, the level of such delinquency has gradually decreased. As of December 31, 2021, 0.4% of the loans in our MSR portfolio were in COVID-19 related forbearance provided for under the CARES Act.

The emergence of COVID-19 created significant disruption in the financial markets as well as changing market perceptions of future credit losses to be incurred on investments in mortgage loans. The primary effect of this disruption on the Company has been on our credit sensitive strategies. The credit markets have substantially recovered, as reflected most recently in the $369.0 million in fair value gains we recognized on our CRT arrangements in 2021.

The origination market is expected to shrink in 2022. Inside Mortgage Finance estimates the 2021 origination market was $4.8 trillion and current forecasts for 2022 average approximately $3.1 trillion. The uncertainties and strains on many mortgage lenders induced by COVID-19 and resulting disruptions in the financial markets caused some market participants to scale back or exit mortgage loan production activities early in the course of the COVID-19 pandemic, which, combined with constraints on mortgage industry origination capacity that existed before the COVID-19 pandemic, allowed us to realize higher gain-on sale margins in our correspondent production activities during most of 2020. With the return of other market participants with increasing interest rates reducing demand for mortgage loans, and with increased direct competition from the Agencies our gain-on-sale margins in our correspondent production activities have experienced significant gain on sale margin compression.

Due to certain capital rules, the GSEs have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the GSEs as compared to individual loans delivered by third party mortgage lenders directly to the GSEs’ cash windows without the assistance of a loan aggregator. To the extent the GSEs increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

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

Our consolidated net income during the year ended December 31, 2021 increased by $4.5 million, reflecting the effect of the improved fair value performance of our CRT-related investments partially offset by decreases in our correspondent production and interest rate sensitive strategies results during the year ended December 31, 2021, as compared to the same period in 2020. The increase in pretax results is summarized below:

•

During the year ended December 31, 2021, we recognized a $636.0 million increase in net gains on our CRT arrangements as compared to 2020, which reflected the severe impact of the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements during 2020 and the subsequent recovery in 2021.

•

Our interest rate sensitive strategies segment was negatively affected by a decrease in net servicing fees of $189.7 million caused by negative fair value changes in our investment in MSRs and hedging results, a $162.2 million decrease in gains on MBS and a $50.7 million increase in net interest expense.

•

Growth in production volume in our correspondent production segment was more than offset by reductions in our gain on sale margins as increased market competition compressed such margins, resulting in a $257.7 million decrease in our pretax income.

•	We recorded income tax benefit of $12.2 million due to fair value losses on MSRs held in our TRS.

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

•

During the year ended December 31, 2020, our interest rate sensitive strategies segment was positively affected by growth in its servicing portfolio and performance of its interest rate hedges. We recognized a $212.6 million increase in net servicing fees caused by growth in servicing fees due to an increase in our servicing portfolio and improved hedging performance in relation to MSR fair value changes.

•

Our correspondent production segment benefited from increases in loan production volume and gain on sale margins due to the increase in loan demand resulting from historically low interest rates that prevailed throughout 2020, compounded by existing mortgage industry capacity constraints, resulting in a $280.0 million increase in our pretax income.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net gains (losses) on investments and financings	$304,079	$(170,885)	$263,318
Net gains on loans acquired for sale	87,273	379,922	170,164
Net loan origination fees	170,672	147,272	87,997
Net loan servicing fees	(36,022)	153,696	(58,918)
Net interest (expense) income	(109,498)	(48,635)	20,439
Other	3,793	7,981	5,815
	$420,297	$469,351	$488,815

Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings is summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(74,354)	$87,852	$77,283
Loans at fair value:
Held in VIEs	(12,536)	(6,617)	7,883
Distressed	611	(837)	(7,169)
CRT arrangements	368,999	(145,938)	110,676
Firm commitment to purchase CRT securities	—	(121,067)	60,943
Asset-backed financings at fair value	19,708	5,519	(7,553)
Hedging derivatives	—	32,932	28,785
	302,428	(148,156)	270,848
From PFSI—ESS	1,651	(22,729)	(7,530)
	$304,079	$(170,885)	$263,318

The increase in net gain on investments for the year ended December 31, 2021, as compared to 2020, was caused primarily by increased gains from our CRT arrangements. The increase in gains from CRT arrangements reflects the recovery in fair value from the dislocation in the credit markets experienced during the year ended December 31, 2020. This increase was partially offset by the effects of rising interest rates on the fair value of our investments in MBS.

The shift in net gain on investments to a net loss during the year ended December 31, 2020, as compared to 2019, reflects the effect of the disruption in the credit markets during 2020 on our CRT investments including expectations for increased losses to be absorbed by those investments as a result of the COVID-19 pandemic.

Mortgage-Backed Securities

During 2021, we recognized net valuation losses on MBS of $74.4 million, as compared to net valuation gains of $87.9 million during 2020. The losses we recognized during the year ended December 31, 2021 reflect rising interest rates. The gains recognized during the year ended December 31, 2020, reflect the significant decrease in interest rates that was experienced during the year.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a net gain of $7.2 million during the year ended December 31, 2021, as compared to a net loss of $1.1 million during the year ended December 31, 2020. The net gain during the year ended December 31, 2021 reflect the gains on the asset-backed financing exceeding the losses on the underlying assets as the result of tightening credit spreads on our net investments secured by jumbo loans and investment properties. The loss during the year ended December 31, 2020 is attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the COVID-19 pandemic. Unlike our investments in MBS which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates for the year ended December 31, 2020.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
UPB of loans sold		$18,277,263	$47,748,300
Investments:
Deposits securing CRT arrangements		$1,700,000	$933,370
Change in expected face amount of firm commitment to purchase CRT securities		(1,502,203)	897,151
		$197,797	$1,830,521
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(38,161)	$99,305
Net gains (losses) on investments and financings:
Derivative and CRT strips:
CRT derivatives
Realized	$93,837	(53,965)	79,619
Valuation changes	(12,829)	(82,633)	(9,571)
	81,008	(136,598)	70,048
CRT strips
Realized	111,872	54,929	32,200
Valuation changes	175,955	(79,221)	(1,874)
	287,827	(24,292)	30,326
Interest-only security payable at fair value	164	14,952	10,302
	368,999	(145,938)	110,676
Firm commitments to purchase CRT securities	—	(121,067)	60,943
	368,999	(267,005)	171,619
Interest income — Deposits securing CRT arrangements	559	7,012	34,229
	$369,558	$(298,154)	$305,153

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(62,387)	$115,475	$5,165

	December 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$18,964	$31,795
CRT strips	(26,837)	(202,792)
	$(7,873)	$(170,997)

Deposits securing CRT arrangements	$1,704,911	$2,799,263
Interest-only security payable at fair value	$10,593	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$19,627	$58,699
Deposits securing CRT arrangements (1)	$1,704,911	$2,799,263

UPB of loans — underlying CRT arrangements	$30,808,907	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$29,581,803	$54,990,381
30-89 days delinquent	$349,291	$710,872
90-180 days delinquent	$120,775	$693,315
180 or more days delinquent	$748,576	$2,297,365
Foreclosure	$8,462	$6,009
Bankruptcy	$64,694	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,015	$383,028
90-180 days delinquent	$57,815	$546,344
180 or more days delinquent	$174,041	$1,944,663

(1)

For purposes of this discussion, includes Deposits securing credit risk transfer strip liabilities securing $27.5 million and $229.7 million in CRT strip and CRT derivative liabilities at December 31, 2021 and December 31, 2020, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the year ended December 31, 2021 reflects a recovery of the credit markets from the dislocation experienced during the first quarter of 2020 as a result of the onset of the COVID-19 pandemic and continuing improvement in the performance of the loans underlying this investment.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.7 million for the year ended December 31, 2021, as compared to fair value losses of $22.7 million during 2020. The gains were driven by the positive influence on expected future cash flows of the generally rising interest rates during the portion of 2021 that the ESS was outstanding. The change in valuation results during 2020, as compared to 2019, resulted from increased prepayment experience and expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows on the discount rate used to develop the assets’ fair value. The remaining balance of the ESS was sold to PLS during the quarter ended March 31, 2021.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale is summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(1,487,649)	$(326,214)	$(687,317)
Hedging activities	188,733	(504,506)	(88,633)
	(1,298,916)	(830,720)	(775,950)
Non-cash gain:
Receipt of MSRs in loan sale transactions	1,484,629	1,158,475	837,706
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(25,029)	(19,316)	(3,778)
Reduction in liability due to change in estimate	5,812	4,457	3,550
	(19,217)	(14,859)	(228)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	—	(38,161)	99,305
Change in fair value during the year of financial instruments:
IRLCs	(69,935)	61,232	(834)
Loans	31,072	(12,279)	(1,765)
Hedging derivatives	(46,832)	45,197	(2,451)
	(85,695)	94,150	(5,050)
	1,379,717	1,199,605	931,733
Total from nonaffiliates	80,801	368,885	155,783
From PFSI—cash	6,472	11,037	14,381
	$87,273	$379,922	$170,164

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$108,458,880	$117,727,579	$63,323,599
Acquisition of loans for sale (UPB):
To nonaffiliates	$110,003,574	$106,898,339	$57,396,037
To PFSI	64,641,218	62,413,089	49,116,781
	$174,644,792	$169,311,428	$106,512,818

The changes in net gain on loans acquired for sale during the year ended December 31, 2021, as compared to 2020, reflect the tightening of gain on sale margins, as well as decreasing interest rate lock commitments. The changes in net gain on loans acquired for sale during the year ended December 31, 2020, as compared to 2019, reflects both the effects of increasing demand in the mortgage market on our loan sales volume and of constraints in mortgage industry capacity on our gain on sale margins, partially offset by losses on the fair value of our commitment to invest in the CRT assets created through our current loan sales. We incurred $38.2 million in fair value losses related to our firm commitment to purchase CRT securities arising from loan sales during the year ended December 31, 2020, as compared to $99.3 million in gain on such loan sales in 2019.

Non-cash elements of gain on sale of loans

Interest Rate Lock Commitments

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gains on sale of loans. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

We recorded provisions for losses relating to representations and warranties relating to current loan sales of $25.0 million, $19.3 million and $3.8 million as part of our loan sales in each of the years ended December 31, 2021, 2020 and 2019, respectively. The increase in the provision relating to current loan sales reflects the increase of our loan sales volume as well as loan sales no longer being subject to credit risk transfer arrangements for which our representation and warranty loss estimates were less than for other loan sales.

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

Following is a summary of the indemnification and repurchase activity and loans subject to representations and warranties:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Indemnification activity unpaid principal balance ("UPB"):
Loans indemnified at beginning of year	$4,583	$5,697	$7,075
New indemnifications	345	450	583
Less: Indemnified loans repaid or refinanced	2,146	1,564	1,961
Loans indemnified at end of year	$2,782	$4,583	$5,697
Indemnified loans indemnified by correspondent lenders at end of year	$1,112	$1,497	$1,941
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$213	$213	$603
Repurchase activity (UPB):
Loans repurchased	$86,954	$72,535	$22,648
Less:
Loans repurchased by correspondent sellers	52,787	31,306	13,745
Loans resold or repaid by borrowers	33,950	24,837	4,830
Net loans repurchased with losses chargeable to liability to representations and warranties	$217	$16,392	$4,073
Net losses charged to liability for representations and warranties	$861	$580	$128
At end of year:
Loans subject to representations and warranties	$213,944,023	$163,592,788	$122,163,186
Liability for representations and warranties	$40,249	$21,893	$7,614

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded reductions in liabilities for representations and warranties for previously sold loans totaling $5.8 million, $4.5 million and $3.6 million during each of the three years ended December 31, 2021, 2020 and 2019, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The increase in fees during 2021, as compared to 2020 and 2019, reflects an increase in our purchases of loans with delivery fees.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Loan servicing fees	$595,346	$462,517	$319,489
Effect of MSRs and hedging results	(631,368)	(308,821)	(378,407)
Net loan servicing fees	$(36,022)	$153,696	$(58,918)

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Contractually-specified servicing fees	$526,245	$406,060	$295,390
Ancillary and other fees:
Late charges	1,701	1,498	1,658
Other	67,400	54,959	22,441
	69,101	56,457	24,099
	$595,346	$462,517	$319,489
Average MSR servicing portfolio	$196,996,623	$147,832,880	$110,075,179

Loan servicing fees relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges, reconveyance fees and fees charged to correspondent lenders for loans repaid by the borrower shortly after purchase.

The changes in contractually-specified fees during the year ended December 31, 2021, as compared to 2020, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio. The changes in other loan servicing fees for the same comparative periods is due primarily to an increase in the volume of fees charged to correspondent lenders for loans repaid shortly after purchase during the year ended December 31, 2021, as compared to 2020, as the result of the significant volume of refinancing activity experienced in the first part of 2021.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(298,130)	$(232,830)	$(202,322)
Changes in valuation inputs used in valuation model	(39,056)	(706,107)	(262,031)
	(337,186)	(938,937)	(464,353)
Hedging results	(345,041)	601,743	80,622
Total change in fair value of mortgage servicing rights and hedging results	(682,227)	(337,194)	(383,731)
Recapture income from PFSI	50,859	28,373	5,324
	$(631,368)	$(308,821)	$(378,407)
Average balance of mortgage servicing rights	$2,506,678	$1,354,508	$1,215,866

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the year ended December 31, 2021, as compared to 2020, realization of cash flows decreased primarily due to the addition of MSRs backed with loans with lower interest rates than those held during 2020, which, combined with rising interest rates, combine to result in slower prepayment expectations which reduced the rate at which cash flow realization was recognized during the year ended December 31, 2021.

Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2021, reflect the negative effects of elevated prepayment speeds experienced during 2021, exceeding the offsetting effect on our fair value estimate of slower prepayment speed expectations due to generally increasing interest rates during 2021.

Hedging results produced a loss during the year ended December 31, 2021, as compared to the gains produced during the years ended December 31, 2020 and 2019, due to the negative effect on the fair value of our interest rate hedging instruments of interest rate increases during 2021.

The increase in loan servicing fees from PFSI reflects the increase in refinancing activity in our MSR portfolio during the year ended December 31, 2021, as compared to 2020. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	December 31, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$215,927,495	$170,502,361
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,148,542	$1,235,981
90 or more days delinquent:
Not in foreclosure	$1,726,488	$4,428,915
In foreclosure	$36,658	$27,494
Bankruptcy	$130,582	$148,866
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$169,654	$530,353
90 days or more	$614,882	$3,123,288
Custodial funds managed by the Company (2)	$3,823,527	$6,086,724

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

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

Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$938	$243,548	0.38%	$3,804	$650,630	0.58%	$4,559	$164,577	2.73%
Mortgage-backed securities	36,180	2,210,940	1.61%	59,461	2,921,879	2.00%	78,450	2,591,828	2.99%
Loans acquired for sale at fair value	125,438	4,135,140	2.99%	103,221	3,469,392	2.93%	121,387	2,754,955	4.35%
Loans at fair value:
Held by variable interest entities	17,014	474,808	3.53%	10,609	214,596	4.86%	11,734	281,449	4.11%
Distressed	369	6,625	5.49%	493	9,032	5.37%	3,848	75,251	5.04%
	17,383	481,433	3.56%	11,102	223,628	4.88%	15,582	356,700	4.31%
ESS from PFSI	1,280	21,563	5.85%	8,418	153,768	5.38%	10,291	197,273	5.15%
Deposits securing CRT arrangements	559	2,307,155	0.02%	7,012	1,772,762	0.39%	34,229	1,639,885	2.06%
	181,778	9,399,779	1.91%	193,018	9,192,059	2.07%	264,498	7,705,218	3.39%
Placement fees relating to custodial funds	13,366			28,804			52,587
Other	95			313			800
	195,239	$9,399,779	2.05%	222,135	$9,192,059	2.38%	317,885	$7,705,218	4.07%
Liabilities:
Assets sold under agreements to repurchase	$97,078	$6,161,755	1.55%	$102,131	$5,508,147	1.82%	$178,211	$5,600,469	3.14%
Mortgage loan participation purchase and sale agreements	606	33,827	1.77%	902	44,432	2.00%	1,570	40,036	3.87%
Notes payable secured by credit risk transfer and mortgage servicing assets	86,753	2,635,601	3.25%	59,261	1,771,370	3.29%	53,968	1,101,501	4.83%
Exchangeable senior notes	36,747	445,064	8.14%	18,847	269,247	6.89%	17,037	279,207	6.02%
Asset-backed financings at fair value	15,076	447,247	3.32%	10,971	203,795	5.30%	11,324	267,539	4.17%
Assets sold to PFSI under agreement to repurchase	387	13,020	2.93%	3,325	93,264	3.56%	6,302	118,264	5.33%
	236,647	9,736,514	2.40%	195,437	7,890,255	2.44%	268,412	7,407,016	3.57%
Interest shortfall on repayments of loans serviced for Agency securitizations	64,519			71,516			25,776
Interest on loan impound deposits	3,571			3,817			3,258
	304,737	$9,736,514	3.09%	270,770	$7,890,255	3.38%	297,446	$7,407,016	3.96%
Net interest (expense) income	$(109,498)			$(48,635)			$20,439
Net interest margin			-1.15%			-0.52%			0.26%
Net interest spread			-1.04%			-1.00%			0.11%

The effects of changes in the yields and costs and composition of our investments on our interest expense are summarized below:

	Year ended December 31, 2021			Year ended December 31, 2020
	vs.			vs.
	Year ended December 31, 2020			Year ended December 31, 2019
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,008)	$(1,858)	$(2,866)	$(5,855)	$5,100	$(755)
Mortgage-backed securities	(10,318)	(12,963)	(23,281)	(28,146)	9,157	(18,989)
Loans acquired for sale at fair value	2,321	19,896	22,217	(45,316)	27,150	(18,166)
Loans at fair value:
Held by variable interest entities	(3,540)	9,945	6,405	1,940	(3,065)	(1,125)
Distressed	11	(135)	(124)	235	(3,590)	(3,355)
	(3,529)	9,810	6,281	2,175	(6,655)	(4,480)
ESS from PFSI	673	(7,811)	(7,138)	467	(2,340)	(1,873)
Deposits securing CRT arrangements	(8,075)	1,622	(6,453)	(29,802)	2,585	(27,217)
	(19,936)	8,696	(11,240)	(106,477)	34,997	(71,480)
Placement fees relating to custodial funds	—	(15,438)	(15,438)	—	(23,783)	(23,783)
Other	—	(218)	(218)	—	(487)	(487)
	(19,936)	(6,960)	(26,896)	(106,477)	10,727	(95,750)
Liabilities:
Assets sold under agreements to repurchase	(16,219)	11,166	(5,053)	(73,199)	(2,881)	(76,080)
Mortgage loan participation purchase and sale agreement	(96)	(200)	(296)	(826)	158	(668)
Notes payable secured by credit risk transfer and mortgage servicing assets	(808)	28,300	27,492	(20,827)	26,120	5,293
Exchangeable senior notes	3,914	13,986	17,900	2,428	(618)	1,810
Asset-backed financings of at fair value	(5,234)	9,339	4,105	2,679	(3,032)	(353)
Assets sold to PFSI under agreement to repurchase	(470)	(2,468)	(2,938)	(1,821)	(1,156)	(2,977)
	(18,913)	60,123	41,210	(91,566)	18,591	(72,975)
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(6,997)	(6,997)	—	45,740	45,740
Interest on loan impound deposits	—	(246)	(246)	—	559	559
	(18,913)	52,880	33,967	(91,566)	64,890	(26,676)
Net interest expense	$(1,023)	$(59,840)	$(60,863)	$(14,911)	$(54,163)	$(69,074)

The increase in net interest expense during the year ended December 31, 2021, as compared to 2020, is due to:

•

An increase in long-term debt issued to finance our investments in CRT Agreements and MSRs as well as the issuance of unsecured debt. These forms of debt bear higher interest costs as compared to the short-term debt they replace and do not finance interest-earning assets. Revenues relating to MSRs and CRT arrangements are reflected in Net loan servicing fees and Net gains (losses) on investments and financings.

•

A decrease in earnings from placement fees relating to custodial funds managed for borrowers, and investors, and deposits securing CRT arrangements which reflects the decrease in interest rates we earn on these assets.

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

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	$178,927	$222,200	$160,610
Loan servicing fees	80,658	67,181	48,797
Management fees	37,801	34,538	36,492
Loan origination	28,792	26,437	15,105
Loan collection and liquidation	11,279	10,363	4,600
Professional services	11,148	6,405	5,556
Safekeeping	9,087	7,090	5,097
Compensation	4,000	3,890	6,897
Other	13,944	11,517	15,020
	$375,636	$389,621	$298,174

Expenses decreased $14.0 million, or 4%, during the year ended December 31, 2021, as compared to 2020, primarily due to reduced fees relating to fulfillment activities performed by PFSI on our behalf, partially offset by an increase in loan servicing fees. Expenses increased $91.4 million, or 31% during 2020, as compared to the same period in 2019, due primarily to increased loan fulfillment fees attributable to increases in our production volume, partially offset by a reduction in the average fulfillment fee rate we incurred.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The decrease in loan fulfillment fees of $43.3 million during 2021, as compared to 2020, is due to a decrease in loan commitment volume and an increase in discretionary reductions in the PFSI fee schedule, partially offset by an increase in our loan production volume. The increase in loan fulfillment fees of $61.6 million during the year ended December 31, 2020, compared to 2019, is primarily due to an increase in the volume of loans fulfilled for us by PFSI, partially offset by a change in the fulfillment fee structure described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$2,363	$2,067	$1,772
Loans at fair value	505	807	2,207
MSRs	77,790	64,307	44,818
	$80,658	$67,181	$48,797
Average investment in:
Loans acquired for sale at fair value	$4,135,140	$3,469,392	$2,754,955
Loans at fair value	$481,433	$223,628	$356,700
Average MSR portfolio UPB	$196,996,623	$147,832,880	$110,075,179

Loan servicing fees increased by $13.5 million during the year ended December 31, 2021, as compared to 2020, and $18.4 million during the year ended December 31, 2020, as compared to 2019. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees during the years ended December 31, 2021 and 2020, was due to the growth in our portfolio of MSRs and the fees we incur relating to CARES Act loan forbearance and modification activities.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Base	$34,794	$34,538	$29,303
Performance incentive	3,007	—	7,189
	$37,801	$34,538	$36,492
Average shareholders' equity amounts used to calculate base management fee expense	$2,348,395	$2,330,154	$1,958,970

Management fees increased by $3.3 million during the year ended December 31, 2021, as compared to 2020, due to the recognition of a performance incentive resulting from our increased profitability during certain of the rolling twelve-month measurement periods ended December 31, 2021, on which the performance incentive fee was based, as compared to our profitability for the year ended December 31, 2020.

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

Loan origination

Loan origination expenses increased $2.4 million or 9% during 2021, as compared to 2020, and $11.3 million during 2020 as compared to 2019, reflecting the increases in our loan originations produced through our correspondent production activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $916,000 and $5.8 million during 2021 and 2020, respectively, due to continuing collection and liquidation efforts relating to our portfolio of nonperforming mortgage loans and the borrower assistance expenses we incurred relating to loans in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the COVID-19 pandemic as an alternative to incurring losses in the CRT arrangements.

Compensation

Compensation expense increased $110,000 during the year ended December 31, 2021, as compared to 2020, primarily due to improved expectations in achieving performance targets included in certain performance-based restricted share awards. Compensation expense decreased $3.0 million during the year ended December 31, 2020, as compared to 2019, primarily due to a decrease in expected future vesting of equity awards as a result of our projected earnings performance not achieving the targets included in the outstanding performance-based awards.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Common overhead allocation from PFSI	$4,906	$5,172	$5,340
Technology	1,787	1,440	1,616
Bank service charges	1,731	1,924	2,552
Insurance	1,671	1,351	1,239
Other	3,849	1,630	4,273
	$13,944	$11,517	$15,020

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

Our effective tax rates were (27.3)% for the year ended December 31, 2021 and 34.3% for the year ended December 31, 2020.  Our TRS recognized a tax benefit of $12.2 million on pretax loss of $175.3 million while our consolidated pretax income was $44.7 million for the year ended December 31, 2021. For 2020, the TRS recognized tax expense of $27.3 million on pretax income of $151.5 million while our consolidated pretax income was $79.7 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2021, the valuation allowance was increased to $34.1 million from the $110,000 valuation allowance recorded at December 31, 2020 as the result of a GAAP loss at the TRS for the year ended December 31, 2021. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable and in December 2020, the Taxpayer Certainty and Disaster Tax Relief Act was signed into law. No material changes in our effective income tax rates resulted from either Act. While the CARES Act provides for carry back of losses from 2019, 2020 and 2021, the TRS does not have taxable income from prior years to which the losses could be carried back.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2021	(in thousands)
Net investment income
Net loan servicing fees/ESS transactions	$(36,022)	$1,332,675	$1,296,653	$1,296,653	$—
Net gains on loans acquired for sale	87,273	(1,466,274)	(1,379,001)	(1,379,001)	—
Loan origination fees	170,672	—	170,672	170,672	—
Net gains (losses) on investments and financings	304,079	(139,874)	164,205	81,228	82,977
Net interest (expense) income	(109,498)	197,626	88,127	(36,809)	124,936
Results of real estate acquired in settlement of loans	3,075	(5,191)	(2,116)	(2,116)	—
Other	718	—	718	718	—
Net investment income	420,297	(81,038)	339,258	131,345	207,913
Expenses	375,636	940	376,576	359,576	17,000
REIT dividend deduction	—	190,902	190,902	—	190,902
Total expenses and dividend deduction	375,636	191,842	567,478	359,576	207,902
Income (loss) before (benefit from) provision for income taxes	44,661	(272,880)	(228,220)	(228,231)	11
(Benefit from) provision for income taxes	(12,193)	12,204	11	—	11
Net income	$56,854	$(285,084)	$(228,231)	$(228,231)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2021	2020
	(in thousands)
Assets
Cash	$58,983	$57,704
Investments:
Short-term	167,999	127,295
Mortgage-backed securities at fair value	2,666,768	2,213,922
Loans acquired for sale at fair value	4,171,025	3,551,890
Loans at fair value	1,568,726	151,734
ESS	—	131,750
Derivative assets	34,238	164,318
Deposits securing credit risk transfer arrangements	1,704,911	2,799,263
MSRs	2,892,855	1,755,236
REO	14,382	28,709
	13,220,904	10,924,117
Other	492,821	510,190
Total assets	$13,772,708	$11,492,011
Liabilities
Debt:
Short-term	$6,721,878	$6,407,131
Long-term	4,455,012	2,267,278
	11,176,890	8,674,409
Other	228,300	520,743
Total liabilities	11,405,190	9,195,152
Shareholders’ equity	2,367,518	2,296,859
Total liabilities and shareholders’ equity	$13,772,708	$11,492,011

 Total assets increased by approximately $2.3 billion, or 20%, from December 31, 2020 to December 31, 2021, primarily due to an increase of $1.4 billion in Loans at fair value, $1.1 billion of MSRs and $619.1 million in Loans acquired for sale at fair value, partially offset by a $1.1 billion decrease in Deposits securing credit risk transfer arrangements. The increase in Loans at fair value reflects our increased holdings of investments in loan securitizations backed by loans held in consolidated VIEs. The growth in our investment in MSRs reflects the growth in our servicing portfolio from our correspondent lending activities.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Correspondent loan purchases:
Agency-eligible (1)	$113,667,618	$106,472,654	$63,989,938
Government-insured or guaranteed - for sale to PLS	67,702,945	63,574,547	50,499,641
Jumbo	—	—	12,839
Advances to home equity lines of credit	—	2,569	5,182
	$181,370,563	$170,049,770	$114,507,600

(1)	Agency eligibility refers to the eligibility of loans for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.

During 2021, we purchased for sale $181.4 billion in fair value of correspondent production loans as compared to $170.0 billion during 2020 and $114.5 billion during 2019. Our ability to increase the level of correspondent production during the three-year period ended December 31, 2021 reflects the favorable interest rate environment during 2021 and 2020, along with continuing expansion of our correspondent seller network and our efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Credit sensitive assets:
Credit risk transfer strips		$(178,501)	$56,804
Deposits and commitments to fund deposits relating to CRT arrangements		1,700,000	933,370
Change in firm commitment to purchase CRT securities
Fair value		(159,228)	160,248
Expected face amount		(1,502,203)	897,151
		(1,661,431)	1,057,399
Loans secured by investment properties, net of associated asset-backed financing	$71,071	—	—
	71,071	(139,932)	2,047,573
Interest rate sensitive assets:
MBS (net of sales)	932,270	352,307	546,111
ESS received pursuant to a recapture agreement	557	2,093	1,757
MSRs received in loan sales	1,484,629	1,158,475	837,706
	2,417,456	1,512,875	1,385,574
	$2,488,527	$1,372,943	$3,433,147

Our acquisitions during the three years ended December 31, 2021 were financed through the use of a combination of proceeds from borrowings, liquidations of existing investments and proceeds from equity issuances. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2021				December 31, 2020
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Freddie Mac	$831,417	$826,859	8.5	2.1%	$1,311,036	$1,253,755	4.4	2.7%
Fannie Mae	1,835,351	1,822,379	8.6	2.2%	902,886	863,758	5.3	2.5%
	$2,666,768	$2,649,238			$2,213,922	$2,117,513

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements and our firm commitment to purchase CRT securities.

CRT Arrangements

Following is a summary of our holding of CRT arrangements:

	December 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(26,837)	$(202,792)
CRT derivatives	18,964	31,795
	(7,873)	(170,997)
Deposits securing CRT arrangements	1,704,911	2,799,263
Interest-only security payable at fair value	(10,593)	(10,757)
	$1,686,445	$2,617,509
UPB of loans subject to credit guarantee obligations	$30,808,907	$58,697,942

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2021:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Cumulative defaults	$17	$182	$278	$493	$192	$52	$1,214
Cumulative losses	$—	$1	$10	$34	$14	$6	$65

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,209	$2,134	$369	$398	$376	$99	$4,585
25 - 30%	955	1,824	323	371	350	103	3,926
30 - 35%	1,066	2,210	461	498	442	145	4,822
35 - 40%	1,046	2,541	627	589	495	170	5,468
40 - 45%	1,043	3,081	899	844	690	247	6,804
>45%	671	2,511	1,192	546	229	55	5,204
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Weighted average	33.5%	35.8%	38.8%	36.6%	35.1%	35.6%	35.7%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$46	$204	$82	$39	$26	$15	$412
650 - 699	312	1,375	797	507	325	162	3,478
700 - 749	1,455	4,246	1,386	1,118	834	258	9,297
750 or greater	4,169	8,436	1,597	1,576	1,397	384	17,559
Not available	8	40	9	6	—	—	63
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Weighted average	763	752	735	743	750	741	750

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,792	$5,077	$1,272	$1,036	$1,035	$324	$11,536
80-85%	1,010	2,755	934	919	697	220	6,535
85-90%	391	809	179	164	143	44	1,730
90-95%	547	1,487	429	400	285	91	3,239
95-100%	1,250	4,173	1,057	727	422	140	7,769
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Weighted average	80.8%	83.2%	83.2%	82.6%	80.8%	81.0%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$5,337	$13,031	$3,714	$3,212	$2,577	$818	$28,689
80-85%	502	948	114	27	4	1	1,596
85-90%	125	264	33	4	1	—	427
90-95%	24	45	8	2	—	—	79
95-100%	2	10	1	1	—	—	14
>100%	—	3	1	—	—	—	4
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Weighted average	66.8%	66.5%	62.8%	57.8%	52.4%	49.4%	63.5%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$617	$1,373	$459	$340	$476	$145	$3,410
FL	662	1,404	486	346	281	74	3,253
TX	738	1,266	311	284	335	131	3,065
VA	305	627	144	153	189	77	1,495
MD	225	574	173	182	168	46	1,368
Other	3,443	9,057	2,298	1,941	1,133	346	18,218
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$538	$1,658	$442	$453	$322	$119	$3,532
Southeast	2,031	4,951	1,395	1,123	827	256	10,583
Midwest	546	1,470	318	307	228	59	2,928
Southwest	1,595	3,253	749	650	498	178	6,923
West	1,280	2,969	967	713	707	207	6,843
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809

(1)	Northeast consists of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VT, VI;

Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV;

Midwest consists of IA, IL, IN, MI, MN, NE, ND, OH, SD, WI;

Southwest consists of AR, AZ, CO, KS, LA, MO, NM, OK, TX, UT; and

West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$5,917	$13,854	$3,633	$3,165	$2,552	$810	$29,931
90 - 179 Days	12	44	29	15	13	8	121
180+ Days	61	400	204	66	16	1	748
Foreclosure	—	3	5	—	1	—	9
	$5,990	$14,301	$3,871	$3,246	$2,582	$819	$30,809
Bankruptcy	$1	$22	$19	$10	$11	$2	$65

Cash Flows

Our cash flows for the years ended December 31, 2021, 2020, and 2019 are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating activities	$(2,817,660)	$671,656	$(2,985,074)
Investing activities	1,090,959	(15,367)	(704,677)
Financing activities	1,727,980	(702,641)	3,733,962
Net cash flows	$1,279	$(46,352)	$44,211

Our cash flows resulted in a net increase in cash of $1.3 million during 2021, as discussed below.

Operating activities

Net cash used in operating activities totaled $2.8 billion during 2021, as compared to net cash provided by operating activities of $671.7 million during 2020 and net cash used in operating activities of $3.0 billion during 2019. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(2,704,816)	$(165,398)	$(3,291,371)
Other	(112,844)	837,054	306,297
	$(2,817,660)	$671,656	$(2,985,074)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the years presented as well as cash flows relating to related hedging activities. Our inventory of loans acquired for sale increased during the year ended December 31, 2021, as compared to 2020, resulting in the cash outflow relating to loans acquired for sale. The negative cash flows relating to loans acquired for sale during 2020 reflect the significant cash hedging costs that reduced cash inflows from loan sales by more than the decrease in our inventory of loans held for sale. Our inventory of loans acquired for sale increased during 2019, resulting in the cash outflow relating to loans acquired for sale.

Investing activities

Net cash provided by our investing activities was $1.1 billion during 2021, as compared to net cash used in investing activities of $15.4 million and $704.7 million during 2020 and 2019, respectively, due primarily to the $1.3 billion of distributions from CRT arrangements that were not replaced by new investments in CRT arrangements. Investing cash flows during the year ended December 31, 2021 increased, as compared to 2020 and 2019, primarily due to our reduced investment in MBS during the year. Reduced growth in investment in MBS was partially offset by increased investments in CRT arrangements.

Financing activities

Net cash provided by our financing activities was $1.7 billion during 2021, as compared to net cash used in financing activities of $702.6 million and net cash provided by financing activities of $3.7 billion during 2020 and 2019, respectively. This change reflects the increased borrowings to finance our investment activities. Cash provided by financing activities during 2019, reflects the increased borrowings and the equity issuances made to finance growth in investments in MBS, CRT arrangements and growth in our inventory of loans held for sale.

As discussed below in Liquidity and Capital Resources, our Manager continually evaluates and pursues additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that the cash flows from our investments are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements which has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 4.72 and 3.78 at December 31, 2021 and December 31, 2020, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2021	2020	2019
	(in thousands)
Average balance outstanding	$6,161,755	$5,508,147	$5,600,469
Maximum daily balance outstanding	$8,882,538	$10,433,609	$8,577,065
Ending balance	$6,671,890	$6,309,418	$6,648,890

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.8 billion at December 31, 2021.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•

a minimum of $75 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $75 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PennyMac Corp. (“PMC”) and PennyMac Holdings, LLC (“PMH”); a minimum of $25 million in unrestricted cash and cash equivalents at PMC; and a minimum of $10 million in unrestricted cash and cash equivalents at PMH;

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

Many of our debt financing agreements contain a condition precedent to obtaining additional funding that requires us to maintain positive net income for at least one (1) of the previous two consecutive quarters, or other similar measures.  For the first quarter of 2022, we have obtained waivers of this requirement from all of the applicable lenders.  We may be required to obtain additional waivers in the future if this condition precedent is not met.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2021, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between December 31, 2021 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2021:

Counterparty	Amount at risk
(in thousands)
RBC Capital Markets, L.P.	$69,095
Barclays Capital Inc.	65,905
Bank of America, N.A.	50,736
Credit Suisse First Boston Mortgage Capital LLC	46,355
JPMorgan Chase & Co.	29,294
Morgan Stanley Bank, N.A.	24,216
Citibank, N.A.	16,902
Daiwa Capital Markets America Inc.	13,771
Goldman Sachs & Co. LLC	13,340
BNP Paribas Corporate & Institutional Banking	8,513
Wells Fargo Securities, LLC	6,183
Amherst Pierpont Securities LLC	3,848
$348,158

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

We are required to pay PCM and its affiliates a pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for our and our subsidiaries’ operations. These expenses will be allocated based on the ratio of our and our subsidiaries’ proportion of gross assets compared to all remaining gross assets managed or owned by PCM and/or its affiliates as calculated at each fiscal quarter end.

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

The base servicing fee rates for distressed whole loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. The base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $95 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay PLS an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to PLS’ cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly. PLS is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

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

Loan Purchase Agreement. We have entered into a loan purchase agreement with our Servicer. Currently, we use the loan purchase agreement for the purpose of acquiring prime jumbo and Agency-eligible residential loans originated by our Servicer. The loan purchase agreement contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices we pay our Servicer for such loans are market-based.

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

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of or dependent upon the performance of residential loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We have entered into CRT arrangements which involve the absorption on our part of losses relating to certain loans we sell that subsequently default. The fair value of the assets we carry related to these arrangements are sensitive to credit market conditions generally, perceptions of the performance of the loans in our CRT arrangements’ reference pools specifically and to the actual performance of such loans.

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

Risk Management Activities

We engage in risk management activities primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily on our MSR investments as well as IRLCs and our inventory of loans held for sale. Our objective is to maintain our loss coverage levels within established thresholds while minimizing our hedging expense. We do not use derivative financial instruments other than IRLCs and repurchase agreement derivatives (both of which arise from our operations) for purposes other than in support of our risk management activities.

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

The following tables summarize the fair value sensitivity of the respective assets to changes in the market in puts that we believe most affect their fair values as of December 31, 2021.

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$43,220	$51,843	$39,424	$(52,271)	$(80,616)	$(223,622)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$170,478	$82,921	$40,902	$(39,826)	$(78,613)	$(153,220)
Prepayment speed	$264,842	$126,905	$62,159	$(59,726)	$(117,162)	$(225,672)
Annual per-loan cost of servicing	$70,338	$35,169	$17,585	$(17,585)	$(35,169)	$(70,338)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$59,927	$29,443	$14,594	$(14,347)	$(28,449)	$(55,944)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(47,775)	$(28,673)	$(13,120)	$11,427	$21,105	$29,369

Item 8.	Financial Statements and Supplementary Data

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (the “2019 Plan”) was adopted and approved by the Company’s shareholders in June 2019. The PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (the “2009 Plan”) expired on July 24, 2019; however, there are outstanding equity awards under the 2009 Plan that remain subject to the terms of such plan. The 2019 Plan provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards and other awards based on our shares that may be awarded by us to our officers and trustees, and the members, officers, trustees, directors and employees of PFSI and its subsidiaries or other entities that provide services to us and the employees of such other entities. The 2019 Plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. The 2019 Plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the 2019 Plan cannot exceed 40 million.

The following table provides information as of December 31, 2021 concerning our common shares authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	372,710	$—	8,207,421
Equity compensation plans not approved by security holders (2)	—	—	—
Total	372,710	—	8,207,421

(1)	Represents equity awards outstanding under the 2009 Plan and the 2019 Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2022, which is within 120 days after the end of fiscal year 2021.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*

4.2	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.3	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.4	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.5	Specimen Certificate for 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.6	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.7	Second Supplemental Indenture, dated as of November 7, 2019, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	November 8, 2019

4.8	Third Supplemental Indenture, dated as of March 5, 2021, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	March 5, 2021

4.9	Form of 5.50% Exchangeable Senior Notes due 2024 (included in Exhibit 4.6).	8-K	November 8, 2019

4.10	Form of 5.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.7).	8-K	March 5, 2021

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

10.5

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco 2, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.6	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.7	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	10-Q	July 2, 2020

10.8	Amendment No. 1 to Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	May 7, 2021

10.9	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	August 6, 2021

10.10	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	November 5, 2021

10.11	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.12	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2021

10.13	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.14	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2021

10.15	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.16	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.17	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.18†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.19†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.20†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-K	March 1, 2018

10.21†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.22†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.23†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.24†	Form of Restricted Share Unit Award Agreement for Non-Employee Trustee under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	May 3, 2019

10.25†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2020 MBOs).	10-Q	May 8, 2020

10. 26†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.27†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.28†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2020).	10-Q	May 8, 2020

10.29†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.30†	Form of Performance Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.31†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2021).	10-Q	May 7, 2021

10.32	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.33

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC

		8-K	April 30, 2018

10.34

Amendment No. 2, dated as of July 31, 2020 to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	August 7, 2020

10.35

Amendment No. 3, dated as of October 20, 2020 to the Base Indenture dated as of  December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.36

Amendment No. 4, dated as of March 30, 2021, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

10.37	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	10-K	March 1, 2018

10.38

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

10.39

Amendment No. 2 to the Series 2017-VF1 Indenture Supplement, dated as of August 4, 2020, among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 10, 2020

10.40^

Amendment No. 3 to Series 2017-VF1 Indenture Supplement, dated as of August 9, 2021, by and among PMT ISSUER TRUST – FSMR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	November 5, 2021

10.41

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.42

Series 2021-FT1 Indenture Supplement, dated as of March 30, 2021, to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

10.43	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.44	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.45	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.46	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.47	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.48	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.49

Joint Amendment No. 1 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 4, 2020, among PennyMac Mortgage Investment Trust, PennyMac Corp., Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch and Citibank, N.A.

		8-K	August 10, 2020

10.50 ˄

Joint Amendment No. 2 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 5 to the Pricing Side Letter, dated as of August 9, 2021 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

		8-K	November 5, 2021

10.51 ˄

Amendment No. 3 to the Series 2017-VF1 Repurchase Agreement, dated as of January 3, 2022, by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020 (ii) the Consolidated Statements of Income for the years ended December 31, 2021 and December 31, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020 and (v) the Notes to the Consolidated Financial Statements.

*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
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

†	Indicates management contract or compensatory plan or arrangement
˄	Portions of the exhibit have been redacted.
Item 16.	Form 10-K Summary

None.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s prepayment speed assumptions by preparing a value for comparison to the Company’s valuation
•	We evaluated the reasonableness of management’s prepayment speed assumptions of the underlying mortgage loans, by comparing historical prepayment speed assumptions to actual results
•	We tested management’s process for determining the pricing spread assumptions by comparing them to the implied spreads within market transactions and other third-party information used by management

Credit Risk Transfer Agreements and Credit Risk Transfer Strip Assets and Liabilities — Refer to Notes 2, 3, 6 and 7 to the financial statements

Critical Audit Matter Description

The Company invests in credit risk transfer (“CRT”) arrangements whereby it sells pools of recently originated mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans. The Company retains an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”). The Company placed deposits securing CRT arrangements into subsidiary trust entities to secure its Recourse Obligations. The deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses. Together, the Recourse Obligations and the IO ownership interest comprise the CRT agreements and CRT strip assets and liabilities.

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

We identified the valuation of the CRT agreements and CRT strip assets and liabilities as a critical audit matter. Auditing the related fair values, particularly developing the discount rate used in the valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the CRT agreements and CRT strip assets and liabilities included the following, among others:

•	We tested the design and operating effectiveness of internal controls over the evaluation and approval of the fair value provided by nonaffiliated brokers.
•

With the assistance of our fair value specialists, we developed independent fair value estimates of the CRT agreements and CRT strip assets and liabilities, which included discount rate assumptions, and compared our estimates to the Company’s fair value.

/s/ Deloitte & Touche LLP

Los Angeles, California

February 25, 2022

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(in thousands, except share information)
ASSETS
Cash	$58,983	$57,704
Short-term investments at fair value	167,999	127,295
Mortgage-backed securities at fair value pledged to creditors	2,666,768	2,213,922
Loans acquired for sale at fair value ($4,059,479 and $3,501,847 pledged to creditors, respectively)	4,171,025	3,551,890
Loans at fair value ($1,564,924 and $147,410 pledged to creditors, respectively)	1,568,726	151,734
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	131,750
Derivative assets ($19,627 and $58,699 pledged to creditors, respectively)	34,238	164,318
Deposits securing credit risk transfer arrangements pledged to creditors	1,704,911	2,799,263
Mortgage servicing rights at fair value ($2,863,544 and $1,742,905 pledged to creditors, respectively)	2,892,855	1,755,236
Servicing advances ($93,455 pledged to creditors at December 31, 2021)	204,951	121,820
Real estate acquired in settlement of loans ($7,293 and $15,365 pledged to creditors, respectively)	14,382	28,709
Due from PennyMac Financial Services, Inc.	15,953	8,152
Other	271,917	380,218
Total assets	$13,772,708	$11,492,011
LIABILITIES
Assets sold under agreements to repurchase	$6,671,890	$6,309,418
Mortgage loan participation purchase and sale agreements	49,988	16,851
Notes payable secured by credit risk transfer and mortgage servicing assets	2,471,961	1,924,999
Exchangeable senior notes	502,459	196,796
Asset-backed financings at fair value	1,469,999	134,726
Interest-only security payable at fair value	10,593	10,757
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	—	80,862
Derivative and credit risk transfer strip liabilities at fair value	42,206	263,473
Accounts payable and accrued liabilities	96,156	124,809
Due to PennyMac Financial Services, Inc.	40,091	87,005
Income taxes payable	9,598	23,563
Liability for losses under representations and warranties	40,249	21,893
Total liabilities	11,405,190	9,195,152

Commitments and contingencies ─ Note 16

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000 and 12,400,000, shares respectively, liquidation preference ($560,000,000 and $310,000,000, respectively)	541,482	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 94,897,255 and 97,862,625 common shares, respectively	949	979
Additional paid-in capital	2,081,757	2,096,907
Accumulated deficit	(256,670)	(100,734)
Total shareholders’ equity	2,367,518	2,296,859
Total liabilities and shareholders’ equity	$13,772,708	$11,492,011

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2021	2020
	(in thousands)
ASSETS
Loans at fair value	$1,564,565	$143,707
Derivative assets at fair value	19,627	58,699
Deposits securing credit risk transfer arrangements	1,704,911	2,799,263
Other—interest receivable	3,701	392
	$3,292,804	$3,002,061
LIABILITIES
Asset-backed financings at fair value	$1,469,999	$134,726
Derivative and credit risk transfer liabilities at fair value	27,500	229,696
Interest-only security payable at fair value	10,593	10,757
Accounts payable and accrued liabilities—interest payable	3,701	392
	$1,511,793	$375,571

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per common share amounts)
Net investment income
Net gains (losses) on investments and financings:
From nonaffiliates	$302,428	$(148,156)	$270,848
From PennyMac Financial Services, Inc.	1,651	(22,729)	(7,530)
	304,079	(170,885)	263,318
Net gains on loans acquired for sale:
From nonaffiliates	80,801	368,885	155,783
From PennyMac Financial Services, Inc.	6,472	11,037	14,381
	87,273	379,922	170,164
Loan origination fees	170,672	147,272	87,997
Net loan servicing fees:
From nonaffiliates
Contractually specified	526,245	406,060	295,390
Other	69,101	56,457	24,099
	595,346	462,517	319,489
Change in fair value of mortgage servicing rights	(337,186)	(938,937)	(464,353)
Mortgage servicing rights hedging results	(345,041)	601,743	80,622
	(86,881)	125,323	(64,242)
From PennyMac Financial Services, Inc.	50,859	28,373	5,324
	(36,022)	153,696	(58,918)
Interest income:
From nonaffiliates	193,959	213,717	307,594
From PennyMac Financial Services, Inc.	1,280	8,418	10,291
	195,239	222,135	317,885
Interest expense:
To nonaffiliates	304,350	267,445	291,144
To PennyMac Financial Services, Inc.	387	3,325	6,302
	304,737	270,770	297,446
Net interest (expense) income	(109,498)	(48,635)	20,439
Results of real estate acquired in settlement of loans	3,075	5,465	771
Other	718	2,516	5,044
Net investment income	420,297	469,351	488,815
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	178,927	222,200	160,610
Loan servicing fees	80,658	67,181	48,797
Management fees	37,801	34,538	36,492
Loan origination	28,792	26,437	15,105
Loan collection and liquidation	11,279	10,363	4,600
Professional services	11,148	6,405	5,556
Safekeeping	9,087	7,090	5,097
Compensation	4,000	3,890	6,897
Other	13,944	11,517	15,020
Total expenses	375,636	389,621	298,174
Income before (benefit from) provision for income taxes	44,661	79,730	190,641
(Benefit from) provision for income taxes	(12,193)	27,357	(35,716)
Net income	56,854	52,373	226,357
Dividends on preferred shares	30,891	24,938	24,938
Net income attributable to common shareholders	$25,963	$27,435	$201,419
Earnings per common share
Basic	$0.26	$0.27	$2.54
Diluted	$0.26	$0.27	$2.42
Weighted average common shares outstanding
Basic	97,402	99,373	78,990
Diluted	97,402	99,373	87,711

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares			(Accumulated
	Number		Number		Additional	deficit)
	of		of	Par	paid-in	retained
	shares	Amount	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2018	12,400	$299,707	60,951	$610	$1,285,533	$(19,718)	$1,566,132
Net income	—	—	—	—	—	226,357	226,357
Share-based compensation	—	—	241	2	2,928	—	2,930
Issuance of exchangeable notes with cash conversion option	—	—	—	—	10,361	—	10,361
Issuance of common shares	—	—	38,990	390	839,292	—	839,682
Issuance cost relating to common shares	—	—	—	—	(10,225)	—	(10,225)
Dividends:
Preferred shares	—	—	—	—	—	(24,944)	(24,944)
Common shares ($1.88 per share)	—	—	—	—	—	(159,378)	(159,378)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net income	—	—	—	—	—	52,373	52,373
Share-based compensation	—	—	207	2	663	—	665
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance costs relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(24,945)	(24,945)
Common shares ($1.52 per share)	—	—	—	—	—	(150,479)	(150,479)
Repurchase of common shares	—	—	(2,767)	(27)	(37,240)	—	(37,267)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	56,854	56,854
Share-based compensation	—	—	133	1	1,688	—	1,689
Issuance of exchangeable notes with cash conversion option	—	—	—	—	39,986	—	39,986
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(30,146)	(30,146)
Common shares ($1.88 per share)	—	—	—	—	—	(182,644)	(182,644)
Repurchase of common shares	—	—	(3,099)	(31)	(56,824)	—	(56,855)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$56,854	$52,373	$226,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (gains) losses on investments and financings	(304,079)	170,885	(263,318)
Net gains on loans acquired for sale at fair value	(87,273)	(379,922)	(170,164)
Change in fair value of mortgage servicing rights	337,186	938,937	464,353
Mortgage servicing rights hedging results	345,041	(601,743)	(80,622)
Capitalization of interest and fees on loans at fair value	(251)	—	(2,318)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(1,280)	(8,418)	(10,291)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	9,803	24,712	13,574
Amortization of debt issuance costs	27,156	18,987	34
Results of real estate acquired in settlement of loans	(3,075)	(5,465)	(771)
Gain on early extinguishment of debt	—	(1,738)	—
Reversal of contingent underwriting fees	—	—	(1,134)
Share-based compensation expense	2,419	2,294	5,530
Purchase of loans acquired for sale at fair value from nonaffiliates	(181,370,296)	(167,768,999)	(108,251,144)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(2,248,896)	(6,255,915)
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	110,919,477	106,306,805	61,128,081
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	67,851,630	63,618,185	50,110,085
Repurchase of loans subject to representation and warranties	(105,627)	(72,493)	(22,478)
Settlement of repurchase agreement derivatives	—	5,328	19,317
(Increase) decrease in servicing advances	(83,219)	(73,129)	18,772
(Increase) decrease in due from PennyMac Financial Services, Inc.	(7,744)	(5,244)	1,286
(Increase) decrease in other assets	(318,237)	604,211	102,215
(Decrease) increase in accounts payable and accrued liabilities	(27,320)	34,836	3,613
(Decrease) increase in due to PennyMac Financial Services, Inc.	(46,914)	38,406	14,571
(Decrease) increase in income taxes payable	(13,965)	21,744	(34,707)
Net cash (used in) provided by operating activities	(2,819,714)	671,656	(2,985,074)
Cash flows from investing activities
Net increase in short-term investments	(40,704)	(36,459)	(15,986)
Purchase of mortgage-backed securities at fair value	(2,232,923)	(2,332,096)	(1,250,289)
Sale and repayment of mortgage-backed securities at fair value	1,696,400	3,022,336	1,085,508
Purchase of securities secured by loans held in consolidated variable interest entities	(28,815)	—	—
Sale and repayment of loans at fair value	122,260	114,553	131,652
Repurchase of loans at fair value	—	(1,058)	(1,077)
Repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	134,624	32,377	40,316
Net settlement of derivative financial instruments	3,863	(8,029)	(929)
Settlement of firm commitment to purchase credit risk transfer securities	—	128,786	31,925
Deposit of cash securing credit risk transfer arrangements	—	(1,700,000)	(933,370)
Distribution from credit risk transfer arrangements	1,300,061	871,485	221,905
Sale of mortgage servicing rights	—	7	17
Sale of real estate acquired in settlement of loans	17,096	43,505	74,973
Decrease (increase) in margin deposits	121,151	(150,774)	(89,322)
Net cash provided by (used in) investing activities	1,093,013	(15,367)	(704,677)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	193,729,139	190,821,908	137,742,171
Repurchase of assets sold under agreements to repurchase	(193,372,527)	(191,152,716)	(135,870,355)
Issuance of mortgage loan participation purchase and sale agreements	4,172,863	5,159,029	4,825,348
Repayment of mortgage loan participation purchase and sale agreements	(4,139,725)	(5,142,178)	(5,004,074)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	2,022,127	850,000	1,308,730
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(1,472,508)	(622,549)	(56,468)
Issuance of exchangeable senior notes	345,000	—	210,000
Repayment of exchangeable senior notes	—	(248,262)	—
Issuance of asset-backed financings at fair value	690,550	—	—
Repayment of asset-backed financings at fair value	(115,137)	(107,333)	(42,753)
Sale of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	—	26,503
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(80,862)	(26,650)	(50,016)
Payment of debt issuance costs	(21,007)	(23,990)	(15,642)
Payment of dividends to preferred shareholders	(30,146)	(24,945)	(24,944)
Payment of dividends to common shareholders	(183,973)	(151,580)	(141,001)
Issuance of preferred shares	250,000	—	—
Payment of issuance costs related to preferred shares	(8,225)	—	—
Issuance of common shares	—	5,654	839,682
Payment of issuance costs related to common shares	—	(57)	(10,225)
Payment of contingent underwriting fees payable related to common shares	(4)	(76)	(394)
Payment of vested share-based compensation tax withholdings	(730)	(1,629)	(2,600)
Repurchase of common shares	(56,855)	(37,267)	—
Net cash provided by (used in) financing activities	1,727,980	(702,641)	3,733,962
Net increase (decrease) in cash	1,279	(46,352)	44,211
Cash at beginning of year	57,704	104,056	59,845
Cash at end of year	$58,983	$57,704	$104,056

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT securities (together, “CRT arrangements”), non-Agency subordinate bonds, distressed loans and real estate.

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

Note 2—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate Non-Agency MBS and MSRs. CRT arrangements are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and MBS. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb scheduled credit losses arising from such loans reaching a specific number of days delinquent; or

•

from June 2018 through 2020, entering into firm commitments to purchase and purchasing CRT securities and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from such loans. The obligation to absorb the losses for both CRT Agreements and CRT securities represents the Company’s recourse obligations relating to the CRT arrangements (“Recourse Obligations”).

The Company also invests in subordinate Non-Agency MBS which are among the first beneficial interests in those securitizations to absorb credit losses on the underlying loans.

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate Non-Agency MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk.

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

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

•

MSRs are generally subject to loss in fair value when prepayment speeds increase as a result of decreasing mortgage interest rates, when estimates of cost to service the underlying loans increase or when the returns demanded by market participants increase;

•

The fair value of CRT arrangements is sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and

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

PMT consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

The Company evaluates the securitization trust into which assets are transferred to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust.

Credit Risk Transfer Arrangements

The Company holds CRT arrangements with Fannie Mae, pursuant to which PennyMac Corp. (“PMC”), through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed loan securitizations while retaining Recourse Obligations for credit losses in addition to IO ownership interests in such loans. The loans subject to the CRT arrangements were transferred by PMC to subsidiary trust entities which sold the loans into Fannie Mae loan securitizations. Transfers of loans subject to CRT arrangements received sale accounting treatment.

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interests in the form of derivative and interest-only strip assets and liabilities, the deposits pledged to fulfill the Recourse Obligations and an interest only security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and interest-only strip assets and liabilities related to CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of income.

Investment in Securities Backed by Loans Secured by Investment Properties

Beginning in the quarter ended June 30, 2021, the Company retained or purchased subordinate mortgage pass-through securities backed by loans secured by investment properties in transactions sponsored by PMC or a nonaffiliate. The Company has retained or purchased securities relating to transactions with initial UPBs totaling approximately $1.5 billion through December 31, 2021.

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

The Company’s retention or purchase of subordinate certificates expose PMT to the credit risk in the underlying loans because the Company’s beneficial interests are among the first beneficial interests to absorb credit losses on those assets.

The Company has concluded that the trusts holding the assets underlying these transactions are VIEs. The Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the trusts that most significantly impact the trusts’ economic performance and, as a holder of subordinate securities, that it is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates the VIEs.

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

The Company retains beneficial interests in the securitization transaction, including subordinate certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinate interests in the securitized assets, which are the first beneficial interests to absorb credit losses on those assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinate and residual interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

The VIE is consolidated by PMT as the Company determined that it is the primary beneficiary of the VIE. The Company concluded that it is the primary beneficiary of the VIE as it has the power, through its affiliate, PLS, in its role as servicer of the loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and the retained subordinate and residual interest trust certificates expose PMT to losses and returns that could potentially be significant to the VIE.

For financial reporting purposes, the loans owned by the consolidated VIEs are included in Loans at fair value and the securities issued to third parties by the consolidated VIEs are included in Asset-backed financings at fair value on the Company’s consolidated balance sheets. Both the Loans at fair value and the Asset-backed financings at fair value included in the consolidated VIEs are also included in a separate statement following the Company’s consolidated balance sheets. The Company previously recognized MSRs relating to loans owned by one of the consolidated VIEs. Upon purchase of the subordinate securities and consolidation of the VIE, the Company recombined the MSRs with the loans in the VIE to Loans at fair value.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIEs on its consolidated statements of income.

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

The Company has also identified its Asset-backed financings at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent deposit accounts. The Company categorizes its short-term investments as “Level 1” fair value assets.

Mortgage-Backed Securities

Purchases and sales of MBS are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gains (losses) on investments and financings. The Company categorizes its investments in MBS as “Level 2” fair value assets.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Company estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Company updates its cash flow estimates monthly.

Loans

Loans are carried at their fair values. Changes in the fair value of loans are recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net gains (losses) on investments and financings for loans classified as Loans at fair value and Net gains on loans acquired for sale for loans classified as Loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income. The Company categorizes its Loans acquired for sale at fair value that are readily saleable into active markets with observable inputs that are significant to their fair values and its Loans at fair value held in VIE as “Level 2” fair value assets. The Company categorizes all other loans as “Level 3” fair value assets.

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
•

For loans that are not transferred to a VIE, the Company recognizes the transfer as a sale when it surrenders control over the loans. Control over transferred loans is deemed to be surrendered when (i) the loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (iii) the Company does not maintain effective control over the transferred loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem the loans before their maturity or (b) the ability to unilaterally cause the holder to return specific loans.

Interest Income Recognition

The Company has the ability but not the intent to hold loans acquired for sale and loans at fair value other than loans held in VIEs for the foreseeable future. Therefore, interest income on loans acquired for sale and loans at fair value other than loans held in VIEs is recognized over the life of the loans using their contractual interest rates.

The Company has both the ability and intent to hold loans held in VIEs for the foreseeable future. Therefore, interest income on loans held in VIEs is recognized over the estimated remaining life of the loans using the interest method. Unearned discounts and purchase premiums are accrued and amortized to interest income using the effective interest rate inherent in the estimated cash flows from the loans.

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when a loan becomes 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

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

Derivative and Credit Risk Transfer Strip Assets and Liabilities

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

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, IRLCs, MSRs and MBS financing.

The Company records all derivative and CRT strip assets and liabilities at fair value and records changes in fair value in current period income. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale and repayment of loans acquired for sale at fair value to nonaffiliates. Cash flows from derivative financial instruments relating to hedging of MSRs are included in Cash flows from investing activities, cash flows from derivative financial instruments relating to hedging and cash flows from repurchase agreement derivatives are included in Cash flows from operating activities.

Firm Commitment to Purchase Credit Risk Transfer Securities

The Company carried its firm commitment to purchase CRT securities at fair value. The firm commitment to purchase CRT securities was recognized initially as a component of Net gain on loans acquired for sale. Subsequent changes in fair value were recorded in Net gains (losses) on investments and financings. The Company categorized its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (“REO”) is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan immediately before acquisition of the property in settlement of a loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as a “Level 3” fair value asset.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and loans. Under these agreements, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors, administering loss mitigation activities, including modification and forbearance programs; and supervising foreclosures and property dispositions. The Company has engaged PFSI to provide these services on its behalf.

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

Borrowings

Borrowings, other than Asset-backed financings at fair value and Interest-only security payable at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements and premiums received relating to advances under the facilities are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of revolving borrowing facilities on the straight-line basis and over non-revolving borrowings’ contractual lives using the interest method.

Asset-backed financings at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financings are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the loans held by the consolidated VIEs. Asset-backed financings of the VIEs are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gains (losses) on investments and financings. The Company categorizes asset-backed financings of the consolidated VIEs at fair value as “Level 2” fair value liabilities.

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

PMC, the Company’s taxable REIT subsidiary (“TRS”) is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Company expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

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

Recently Issued Accounting Pronouncements

Pending Accounting Change

In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC subtopic 470-20, Debt – Debt with Conversion and Other Options for convertible instruments. Under the amendments in this update:

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

ASU 2020-06 is effective for the Company beginning in the quarter ending March 31, 2022, using either the modified retrospective or full retrospective method.

As detailed in Note 14 – Long-Term Debt, PMC has issued $555 million in unpaid principal balance of exchangeable senior notes that are exchangeable for PMT common shares of beneficial interest (“Common Shares”) (the “Exchangeable Notes”). The Exchangeable Notes will be subject to the guidance included in ASU 2020-06. Adoption of ASU 2020-06 will have the following effects on PMT:

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

•

The Company recognized the fair value of the exchange feature as a component of Additional paid-in capital as of the date of issuance of the Exchangeable Notes as required by current guidance. The issuance discount charged to the Exchangeable Notes resulting from the allocation of the issuance discount to Additional paid-in capital is presently accrued to interest expense using the interest method. Upon adoption of ASU 2020-06, effective January 1, 2022, the Company will reclassify approximately $50.3 million from Additional paid-in capital to the carrying value of the Exchangeable Notes and will credit the accumulated accrual of the associated issuance discount, net of income taxes, of approximately $8.3 million to retained earnings as the cumulative effect of the adoption of ASU 2020-06.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Loan fulfillment fees earned by PLS	$178,927	$222,200	$160,610
UPB of loans fulfilled by PLS	$110,003,574	$100,389,252	$56,033,704

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$6,472	$11,037	$14,381
UPB of loans sold to PLS	$64,774,728	$60,540,530	$47,937,306

Purchases of loans acquired for sale from PLS	$—	$2,248,896	$6,255,915

Tax service fees paid to PLS	$26,126	$23,408	$14,697

	December 31, 2021	December 31, 2020
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$314,995	$460,414

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

PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to loans it services for the Company, as well as certain fees for the COVID-19 pandemic or related forbearance and modification activities provided for under the CARES Act. The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

Following is a summary of loan servicing fees earned by PLS:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$2,363	$2,067	$1,772
Loans at fair value	505	807	2,207
MSRs	77,790	64,307	44,818
	$80,658	$67,181	$48,797
Average investment in:
Loans acquired for sale at fair value	$4,135,140	$3,469,392	$2,754,955
Loans at fair value	$481,433	$223,628	$356,700
Average MSR portfolio UPB	$196,996,623	$147,832,880	$110,075,179

Management Fees

The Company has a management agreement with PCM pursuant to which PMT pays PCM management fees as follows:

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

Following is a summary of management fee expenses:
	Year ended December 31,
	2021	2020	2019
	(in thousands)
Base management	$34,794	$34,538	$29,303
Performance incentive	3,007	—	7,189
	$37,801	$34,538	$36,492
Average shareholders' equity amounts used to calculate base management fee expense	$2,348,395	$2,330,154	$1,958,970

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

The Company is required to pay PCM and its affiliates a portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed or owned by PCM and/or its affiliates as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$18,812	$22,583	$4,362
Common overhead incurred by PCM and its affiliates	4,906	5,172	5,340
Compensation	660	570	480
	$24,378	$28,325	$10,182
Payments and settlements during the year (1)	$284,381	$378,162	$177,116

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$557	$2,093	$1,757
Repayments	$134,624	$32,377	$40,316
Interest income	$1,280	$8,418	$10,291
Net gain (loss) included in Net gains (losses) on investments and financings:
Valuation changes	$1,037	$(24,970)	$(9,256)
Recapture income	614	2,241	1,726
	$1,651	$(22,729)	$(7,530)

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both December 31, 2021 and December 31, 2020.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862	$26,650	$23,513
Interest expense	$387	$3,325	$6,302

	December 31, 2021	December 31, 2020
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$—	$80,862

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2021	December 31, 2020
	(in thousands)
Due from PFSI	$15,953	$8,152

Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$15,431	$38,142
Management fees	8,918	8,686
Correspondent production fees	8,894	13,065
Loan servicing fees	6,848	6,213
Fulfillment fees	—	20,873
Interest on Assets sold to PFSI under agreement to repurchase	—	26
	$40,091	$87,005

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs advanced on its behalf by PLS. Such amounts are included on various consolidated balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2021	December 31, 2020
	(in thousands)
Loan servicing advances	$204,951	$121,820
Real estate acquired in settlement of loans	7,115	10,334
	$212,066	$132,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows:
Proceeds from sales	$110,919,477	$106,306,805	$61,128,081
Loan servicing fees received net of guarantee fees	$526,245	$406,060	$295,390

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2021	December 31, 2020
	(in thousands)
UPB of loans outstanding	$215,927,495	$170,502,361
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,148,542	$1,235,981
90 or more days delinquent:
Not in foreclosure	$1,726,488	$4,428,915
In foreclosure	$36,658	$27,494
Bankruptcy	$130,582	$148,866
Custodial funds managed by the Company (2)	$3,823,527	$6,086,724
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$169,654	$530,353
90 days or more	$614,882	$3,123,288

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
(2)

Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Note 6—Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its investing and financing activities.

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

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

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required PMT to purchase securities that absorb incurred credit losses on such loans. The Company recognized these firm purchase commitments initially as a component of Net gains on loans acquired for sale; subsequent changes in fair value were recognized in Net gains (losses) on investments and financings. The final sales of loans subject to this type of CRT arrangement were made during September 2020.

The Company purchased the securities subject to the firm commitments. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing CRT arrangements and recognizes its IO ownership interests and Recourse Obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Like CRT Agreements, the Deposits securing CRT arrangements relating to these arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
UPB of loans sold		$18,277,263	$47,748,300
Investments:
Deposits securing CRT arrangements		$1,700,000	$933,370
Change in expected face amount of firm commitment to purchase CRT securities		(1,502,203)	897,151
		$197,797	$1,830,521
Investment income (loss):
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans		$(38,161)	$99,305
Net gains (losses) on investments and financings:
Derivative and CRT strips:
CRT derivatives
Realized	$93,837	(53,965)	79,619
Valuation changes	(12,829)	(82,633)	(9,571)
	81,008	(136,598)	70,048
CRT strips
Realized	111,872	54,929	32,200
Valuation changes	175,955	(79,221)	(1,874)
	287,827	(24,292)	30,326
Interest-only security payable at fair value	164	14,952	10,302
	368,999	(145,938)	110,676
Firm commitments to purchase CRT securities	—	(121,067)	60,943
	368,999	(267,005)	171,619
Interest income — Deposits securing CRT arrangements	559	7,012	34,229
	$369,558	$(298,154)	$305,153

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(62,387)	$115,475	$5,165

	December 31, 2021	December 31, 2020
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$18,964	$31,795
CRT strips	(26,837)	(202,792)
	$(7,873)	$(170,997)

Deposits securing CRT arrangements	$1,704,911	$2,799,263
Interest-only security payable at fair value	$10,593	$10,757

CRT arrangement assets pledged to secure borrowings:
Derivative and credit risk transfer assets	$19,627	$58,699
Deposits securing CRT arrangements (1)	$1,704,911	$2,799,263

UPB of loans — underlying CRT arrangements	$30,808,907	$58,697,942
Collection status (UPB):
Delinquency (2)
Current	$29,581,803	$54,990,381
30-89 days delinquent	$349,291	$710,872
90-180 days delinquent	$120,775	$693,315
180 or more days delinquent	$748,576	$2,297,365
Foreclosure	$8,462	$6,009
Bankruptcy	$64,694	$75,700
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,015	$383,028
90-180 days delinquent	$57,815	$546,344
180 or more days delinquent	$174,041	$1,944,663

(1)	Deposits securing credit risk transfer strip liabilities also secure $27.5 million and $229.7 million in CRT strip and CRT derivative liabilities at December 31, 2021 and 2020, respectively.
(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Investments in Subordinate Mortgage-Backed Securities

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIEs on its consolidated statements of income.

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Interest income	$17,014	$10,609	$11,734
Interest expense	$15,076	$10,971	$11,324

Following is a summary of the Company’s investment in subordinate mortgage-backed securities:

	December 31, 2021	December 31, 2020
	(in thousands)
Loans at fair value	$1,564,565	$143,707
Asset-backed financings at fair value	$1,469,999	$134,726
Certificates retained at fair value pledged to secure Assets sold under agreements to repurchase	$85,266	$8,981

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

We also identified the Company’s asset-backed financings of VIEs and interest only security payable to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$167,999	$—	$—	$167,999
Mortgage-backed securities at fair value	—	2,666,768	—	2,666,768
Loans acquired for sale at fair value	—	4,140,896	30,129	4,171,025
Loans at fair value	—	1,564,565	4,161	1,568,726
Derivative assets:
Call options on interest rate futures purchase contracts	2,828	—	—	2,828
Put options on interest rate futures purchase contracts	3,180	—	—	3,180
Forward purchase contracts	—	5,806	—	5,806
Forward sale contracts	—	6,307	—	6,307
MBS put options	—	3,662	—	3,662
Swaption purchase contracts	—	39	—	39
CRT derivatives	—	—	19,627	19,627
Interest rate lock commitments	—	—	3,897	3,897
Total derivative assets before netting	6,008	15,814	23,524	45,346
Netting	—	—	—	(11,108)
Total derivative assets after netting	6,008	15,814	23,524	34,238
Mortgage servicing rights at fair value	—	—	2,892,855	2,892,855
	$174,007	$8,388,043	$2,950,669	$11,501,611
Liabilities:
Asset-backed financings at fair value	$—	$1,469,999	$—	$1,469,999
Interest-only security payable at fair value	—	—	10,593	10,593
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	3,620	—	3,620
Forward sales contracts	—	13,782	—	13,782
CRT derivatives	—	—	663	663
Interest rate lock commitments	—	—	1,446	1,446
Total derivative liabilities before netting	—	17,402	2,109	19,511
Netting	—	—	—	(4,142)
Total derivative liabilities after netting	—	17,402	2,109	15,369
Credit risk transfer strips	—	—	26,837	26,837
Total derivative and credit risk transfer strip liabilities	—	17,402	28,946	42,206
	$—	$1,487,401	$39,539	$1,522,798

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$127,295	$—	$—	$127,295
Mortgage-backed securities at fair value	—	2,213,922	—	2,213,922
Loans acquired for sale at fair value	—	3,518,015	33,875	3,551,890
Loans at fair value	—	143,707	8,027	151,734
Excess servicing spread purchased from PFSI	—	—	131,750	131,750
Derivative assets:
Call options on interest rate futures	3,070	—	—	3,070
Put options on interest rate futures	4,742	—	—	4,742
Forward purchase contracts	—	72,526	—	72,526
Forward sale contracts	—	92	—	92
MBS put options	—	3,220	—	3,220
Swaption purchase contracts	—	8,505	—	8,505
CRT derivatives	—	—	58,699	58,699
Interest rate lock commitments	—	—	72,794	72,794
Total derivative assets before netting	7,812	84,343	131,493	223,648
Netting	—	—	—	(59,330)
Total derivative assets after netting	7,812	84,343	131,493	164,318
Mortgage servicing rights at fair value	—	—	1,755,236	1,755,236
	$135,107	$5,959,987	$2,060,381	$8,096,145
Liabilities:
Asset-backed financings at fair value	$—	$134,726	$—	$134,726
Interest-only security payable at fair value	—	—	10,757	10,757
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	17	—	17
Forward sales contracts	—	122,884	—	122,884
CRT derivatives	—	—	26,904	26,904
Interest rate lock commitments	—	—	408	408
Total derivative liabilities before netting	—	122,901	27,312	150,213
Netting	—	—	—	(89,532)
Total derivative liabilities after netting	—	122,901	27,312	60,681
Credit risk transfer strips	—	—	202,792	202,792
Total derivative and credit risk transfer strip liabilities	—	122,901	230,104	263,473
	$—	$257,627	$240,861	$408,956

The following is a summary of changes in items measured at fair value on a recurring basis using “Level 3” inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	86,285	—	—	—	76,934	—	—	163,219
Repayments and sales	(90,603)	(5,121)	(134,624)	(93,839)	—	(111,872)	—	(436,059)
Capitalization of interest and fees	—	251	1,280	—	—	—	—	1,531
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	1,484,629	1,484,629
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	572	610	1,037	81,008	(156,840)	287,827	(337,186)	(122,972)
	572	610	1,037	81,008	(156,840)	287,827	(337,186)	(122,972)
Transfers:
Loans from REO	—	394	—	—	—	—	—	394
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	9,971	—	—	9,971
Recombination of MSRs with loans at fair value resulting from consolidation of a VIE	—	—	—	—	—	—	(9,824)	(9,824)
Balance, December 31, 2021	$30,129	$4,161	$—	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Changes in fair value recognized during the year relating to assets still held at December 31, 2021	$(157)	$(371)	$—	$(12,829)	$2,451	$175,955	$(337,186)	$(172,137)

(1)	For the purpose of this table, CRT derivatives, IRLC and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.
Liabilities	Year ended December 31, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	(164)
(164)
Balance, December 31, 2021	$10,593
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2021	$(164)

	Year ended December 31, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitment to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$54,930	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	74,339	1,058	—	—	369,802	—	—	—	—	445,199
Repayments and sales	(58,290)	(5,734)	(32,377)	52,530	—	(54,929)	(5,328)	(128,786)	(7)	(232,921)
Capitalization of interest	—	—	8,418	—	—	—	—	—	—	8,418
ESS received pursuant to a recapture agreement with PFSI	—	—	2,093	—	—	—	—	—	—	2,093
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(38,161)	1,158,475	1,120,314
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(741)	(837)	(24,970)	(136,598)	536,943	(24,292)	53	(121,067)	(938,937)	(710,446)
	(741)	(837)	(24,970)	(136,598)	536,943	(24,292)	53	(121,067)	(938,937)	(710,446)
Transfers:
Loans to REO	—	(886)	—	—	—	—	—	—	—	(886)
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	(178,501)	—	178,501	—	—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(845,513)	—	—	—	—	(845,513)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$—	$—	$1,755,236	$1,830,277
Changes in fair value recognized during the year relating to assets still held at December 31, 2020	$(899)	$(1,033)	$(24,970)	$(82,633)	$72,386	$(79,221)	$—	$—	$(938,937)	$(1,055,307)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.
Liabilities	Year ended December 31, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(14,952)
(14,952)
Balance, December 31, 2020	$10,757
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2020	$(14,952)

	Year ended December 31, 2019
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2018	$17,474	$117,732	$216,110	$123,987	$11,988	$—	$14,511	$37,994	$1,162,369	$1,702,165
Purchases and issuances	26,823	1,077	—	—	65,051	—	10,057	—	—	103,008
Repayments and sales	(27,609)	(88,460)	(40,316)	(78,172)	—	(32,200)	(19,317)	(31,925)	(17)	(318,016)
Capitalization of interest	—	2,318	10,291	—	—	—	—	—	—	12,609
Capitalization of advances	—	1,340	—	—	—	—	—	—	—	1,340
ESS received pursuant to a recapture agreement with PFSI	—	—	1,757	—	—	—	—	—	—	1,757
Amounts received pursuant to sales of loans	—	—	—	—	—	—	—	99,305	837,706	937,011
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	3,737	—	—	—	—	—	—	—	3,737
Other factors	1,070	(10,906)	(9,256)	70,048	80,133	30,326	24	60,943	(464,353)	(241,971)
	1,070	(7,169)	(9,256)	70,048	80,133	30,326	24	60,943	(464,353)	(238,234)
Transfers:
Loans to REO	—	(12,412)	—	—	—	—	—	—	—	(12,412)
Loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	809	—	—	—	—	—	—	—	—	809
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	56,804	—	(56,804)	—	—
Interest rate lock commitments to loans acquired for sale (3)	—	—	—	—	(146,018)	—	—	—	—	(146,018)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$54,930	$5,275	$109,513	$1,535,705	$2,044,019
Changes in fair value recognized during the year relating to assets still held at December 31, 2019	$121	$(8,255)	$(9,256)	$(9,571)	$11,154	$(1,874)	$107	$29,808	$(464,353)	$(452,119)

(1)	For the purpose of this table, IRLC asset and liability positions are shown net.
(2)	The Company identified certain “Level 2” fair value loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.
(3)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2019
(in thousands)
Interest-only security payable:
Balance, December 31, 2018	$36,011
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(10,302)
(10,302)
Balance, December 31, 2019	$25,709
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2019	$(10,302)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	December 31, 2021			December 31, 2020
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$4,166,177	$4,048,967	$117,210	$3,545,100	$3,377,970	$167,130
90 or more days delinquent:
Not in foreclosure	4,848	5,801	(953)	6,591	8,006	(1,415)
In foreclosure	—	—	—	199	235	(36)
	4,848	5,801	(953)	6,790	8,241	(1,451)
	$4,171,025	$4,054,768	$116,257	$3,551,890	$3,386,211	$165,679
Loans at fair value:
Loans held in consolidated VIEs:
Current through 89 days delinquent	$1,561,794	$1,514,575	$47,219	$140,052	$128,787	$11,265
90 or more days delinquent:
Not in foreclosure	2,141	2,722	(581)	3,655	4,240	(585)
In foreclosure	630	809	(179)	—	—	—
	2,771	3,531	(760)	3,655	4,240	(585)
	1,564,565	1,518,106	46,459	143,707	133,027	10,680
Distressed loans:
Current through 89 days delinquent	782	1,455	(673)	2,071	4,099	(2,028)
90 or more days delinquent:
Not in foreclosure	1,181	3,824	(2,643)	3,714	12,357	(8,643)
In foreclosure	2,198	5,490	(3,292)	2,242	4,641	(2,399)
	3,379	9,314	(5,935)	5,956	16,998	(11,042)
	4,161	10,769	(6,608)	8,027	21,097	(13,070)
	$1,568,726	$1,528,875	$39,851	$151,734	$154,124	$(2,390)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2021
	Net gains on loans acquired for sale	Net gains on investments and financings	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(74,354)	$—	$(9,323)	$(83,677)
Loans acquired for sale at fair value	3,960	—	—	—	3,960
Loans at fair value	—	(11,925)	—	(1,624)	(13,549)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	287,827	—	—	287,827
MSRs at fair value	—	—	(337,186)	—	(337,186)
	$3,960	$202,585	$(337,186)	$(9,667)	$(140,308)
Liabilities:
Interest-only security payable at fair value	$—	$164	$—	$—	$164
Asset-backed financings at fair value	—	19,708	—	(1,144)	18,564
	$—	$19,872	$—	$(1,144)	$18,728

	Year ended December 31, 2020
	Net gains on loans acquired for sale	Net gains on investments and financings	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$87,852	$—	$(23,323)	$64,529
Loans acquired for sale at fair value	817,158	—	—	—	817,158
Loans at fair value	—	(7,454)	—	2,776	(4,678)
ESS at fair value	—	(24,970)	—	8,418	(16,552)
Credit risk transfer strips	—	(24,292)	—	—	(24,292)
Firm commitment to purchase CRT securities at fair value	(38,161)	(121,067)	—	—	(159,228)
MSRs at fair value	—	—	(938,937)	—	(938,937)
	$778,997	$(89,931)	$(938,937)	$(12,129)	$(262,000)
Liabilities:
Interest-only security payable at fair value	$—	$14,952	$—	$—	$14,952
Asset-backed financings at fair value	—	5,519	—	(4,218)	1,301
	$—	$20,471	$—	$(4,218)	$16,253

	Year ended December 31, 2019
	Net gains on loans acquired for sale	Net gains on investments and financings	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$77,283	$—	$(12,853)	$64,430
Loans acquired for sale at fair value	163,244	—	—	—	163,244
Loans at fair value	—	714	—	3,420	4,134
ESS at fair value	—	(9,256)	—	10,291	1,035
Credit risk transfer strips	—	30,326	—	—	30,326
Firm commitment to purchase CRT securities at fair value	99,305	60,943	—	—	160,248
MSRs at fair value	—	—	(464,353)	—	(464,353)
	$262,549	$160,010	$(464,353)	$858	$(40,936)
Liabilities:
Interest-only security payable	$—	$10,302	$—	$—	$10,302
Asset-backed financings at fair value	—	(7,553)	—	(2,061)	(9,614)
	$—	$2,749	$—	$(2,061)	$688

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2021	$—	$—	$5,147	$5,147
December 31, 2020	$—	$—	$12,656	$12,656

The following table summarizes the fair value changes recognized during the year on assets held at year end that were remeasured based on fair value on a nonrecurring basis:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Real estate asset acquired in settlement of loans	$279	$(1,638)	$(2,155)

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

Following are the fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	December 31, 2021		December 31, 2020
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,471,961	$2,480,842	$1,924,999	$1,871,276
Exchangeable senior notes	$502,459	$536,460	$196,796	$207,428

The Company estimates the fair value of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes using indications of fair value provided by nonaffiliate brokers.

Valuation Governance

Most of the Company’s assets, its Asset-backed financings at fair value, Interest-only security payable at fair value and Derivative and credit risk transfer strip liabilities at fair value are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, investment, and credit risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gains (losses) on investments and financings in the consolidated statements of income.

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
•

For loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to loans held by the Company included in the VIEs.

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

•

Distressed loans’ fair values are estimated based on the expected resolution to be realized from the individual asset’s disposition strategy. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include discount rate (pricing spread) and prepayment rate (prepayment speed). Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of ESS are included in Net gains (losses) on investments and financings in the consolidated statements of income. The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

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

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains (losses) on investments and financings in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT Agreements:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$19,627	$58,699
Liabilities	$663	$26,904
UPB of loans in reference pools	$7,426,288	$13,854,426
Key inputs (1)
Discount rate
Range	3.3% – 5.9%	6.7% – 9.0%
Weighted average	5.7%	7.3%
Voluntary prepayment speed (2)
Range	12.6% – 13.1%	20.8% – 23.5%
Weighted average	12.7%	21.9%
Involuntary prepayment speed (3)
Range	(0.1)% – 0.8%	(0.8)% – 1.1%
Weighted average	0.1%	(0.2)%
Remaining loss (recovery) expectation (4)
Range	(0.1)% – 0.6%	(0.6)% – 0.6%
Weighted average	0.1%	(0.3)%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements except for remaining loss (recovery) expectation, which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)

Involuntary prepayment speed is measured using Life Involuntary CPR. Negative involuntary prepayment speeds reflect the expectation for reinstatement to the reference pool of a portion of the loans that previously triggered contractual losses due to delinquency while under CARES Act forbearance upon their expected re-performance, as contractually provided for in certain CRT Agreements.

(4)

Remaining loss (recovery) expectation is measured as expected future contractual losses divided by the UPB of the reference loans. Negative remaining loss expectations reflect the expectation of contractual reversals of previously incurred contractual losses due to the expected re-performance of a portion of the loans that experienced delinquency while under CARES Act forbearance.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loans will be purchased under the commitment (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loan.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated MSR attributed to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2021	December 31, 2020
Fair value (in thousands) (1)	$2,451	$72,386
Committed amount (in thousands)	$2,092,129	$10,588,208
Key inputs (2)
Pull-through rate
Range	64.3% – 100%	44.6% – 100%
Weighted average	91.4%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	0.5 – 6.3	2.0 – 5.3
Weighted average	4.5	4.4
Percentage of UPB
Range	0.3% – 2.7%	0.5% – 1.9%
Weighted average	1.5%	1.2%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on loans acquired for sale, Net gains (losses) on investments and financings, or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, as applicable, in the consolidated statements of income.

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

The Company assesses the indications of fair value it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains (losses) on investments and financings.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value
CRT strips	$26,837	$202,792
UPB of loans in the reference pools	$23,382,619	$44,843,516
Key inputs (1)
Discount rate
Range	3.8% – 6.4%	6.0% – 8.4%
Weighted average	6.0%	8.0%
Voluntary prepayment speed (2)
Range	14.9% – 17.6%	25.0% – 30.2%
Weighted average	17.2%	26.2%
Involuntary prepayment speed (3)
Range	0.5% – 1.4%	0.8% – 1.7%
Weighted average	0.6%	1.0%
Remaining loss expectation (4)
Range	0.3% – 1.1%	0.3% – 0.6%
Weighted average	0.5%	0.4%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

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

MSRs are generally subject to loss in fair value when returns required by market participants (pricing spreads) increase when mortgage interest rates decrease, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2021	2020	2019
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$1,484,629	$1,158,475	$837,706
UPB of underlying loans	$108,424,795	$103,136,121	$59,951,884
Weighted average annual servicing fee rate (in basis points)	28	28	31
Key inputs (1)
Pricing spread (2)
Range	6.0% – 8.0%	6.7% – 11.3%	5.6% – 9.9%
Weighted average	7.2%	7.8%	6.1%
Prepayment speed (3)
Range	5.5% – 12.5%	7.0% – 20.9%	8.5% – 26.1%
Weighted average	8.2%	10.0%	11.7%
Equivalent average life (in years)
Range	3.5 – 9.1	3.5 – 9.2	3.1 – 7.7
Weighted average	8.1	7.4	6.8
Annual per-loan cost of servicing
Range	$80 – $81	$78 – $81	$78 – $78
Weighted average	$80	$80	$78

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2021	December 31, 2020
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$2,892,855	$1,755,236
UPB of underlying loans	$216,065,626	$170,728,322
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.0%	3.6%
Key inputs (1)
Pricing spread (2)
Range	6.0% – 8.0%	8.0% – 11.1%
Weighted average	7.2%	8.0%
Effect on fair value of:
5% adverse change	$(39,826)	$(31,400)
10% adverse change	$(78,613)	$(61,718)
20% adverse change	$(153,220)	$(119,305)
Prepayment speed (3)
Range	5.5% – 12.5%	12.4% – 28.8%
Weighted average	8.2%	12.8%
Equivalent average life (in years)
Range	3.5 – 9.1	2.9 – 6.8
Weighted average	8.1	6.5
Effect on fair value of:
5% adverse change	$(59,726)	$(48,136)
10% adverse change	$(117,162)	$(94,244)
20% adverse change	$(225,672)	$(180,820)
Annual per-loan cost of servicing
Range	$80 – $81	$78 – $121
Weighted average	$80	$81
Effect on fair value of:
5% adverse change	$(17,585)	$(11,846)
10% adverse change	$(35,169)	$(23,692)
20% adverse change	$(70,338)	$(47,385)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	The Company applies pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

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

Note 8—Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$2,213,922	$2,839,633	$2,610,422
Purchases	2,232,923	2,332,096	1,250,289
Sales	(1,300,653)	(1,979,789)	(704,178)
Repayments	(395,747)	(1,042,547)	(381,330)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(9,323)	(23,323)	(12,853)
Valuation adjustments	(74,354)	87,852	77,283
	(83,677)	64,529	64,430
Balance at end of year	$2,666,768	$2,213,922	$2,839,633

Following is a summary of the Company’s investment in MBS:

	December 31, 2021
					Coupon
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Minimum	Maximum	Weighted average
	(dollars in thousands)
Freddie Mac	$826,859	$28,037	$(23,479)	$831,417	2.0	2.5	2.1
Fannie Mae	1,822,379	54,901	(41,929)	1,835,351	2.0	2.5	2.2
	$2,649,238	$82,938	$(65,408)	$2,666,768

	December 31, 2020
					Coupon
Agency: (1)	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value	Minimum	Maximum	Weighted average
	(dollars in thousands)
Freddie Mac	$1,253,755	$32,414	$24,867	$1,311,036	2.0	3.0	2.7
Fannie Mae	863,758	23,692	15,436	902,886	2.0	3.0	2.5
	$2,117,513	$56,106	$40,303	$2,213,922

(1)

All MBS are fixed-rate pass-through securities with maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at both December 31, 2021 and December 31, 2020.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2021	December 31, 2020
	(in thousands)
Agency-eligible (1)	$3,825,901	$3,057,601
Held for sale to PLS — Government insured or guaranteed (2)	314,995	460,414
Home equity lines of credit	3,265	5,566
Commercial real estate	964	1,010
Repurchased pursuant to representations and warranties	25,900	27,299
	$4,171,025	$3,551,890
Loans pledged to secure:
Assets sold under agreements to repurchase	$4,007,377	$3,484,202
Mortgage loan participation purchase and sale agreements	52,102	17,645
	$4,059,479	$3,501,847

(1)	Agency eligibility refers to loans’ eligibility for sale to Agencies. The Company sells to other investors or retains a portion of its Agency-eligible loan production.
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

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6 –Variable Interest Entities – Investments in Subordinate Mortgage-Backed Securitizations as well as distressed loans.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	December 31, 2021	December 31, 2020
	(in thousands)
Loans in VIEs:
Secured by investment properties	$1,495,914	$—
Fixed interest rate jumbo loans	68,651	143,707
	1,564,565	143,707
Distressed loans	4,161	8,027
	$1,568,726	$151,734
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,564,565	$143,707
Assets sold under agreements to repurchase	359	3,703
	$1,564,924	$147,410

(1)

As discussed in Note 6 ‒ Variable Interest Entities-Investment in Subordinate Mortgage Backed Securities, the Company holds a portion of the securities issued by the VIEs. At December 31, 2021 and 2020, $85.3 million and $9.0 million, respectively, of such retained certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11— Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	December 31, 2021	December 31, 2020
	(in thousands)
Derivative assets	$34,238	$164,318
	$34,238	$164,318

Derivative liabilities	$15,369	$60,681
Credit risk transfer strip liabilities	26,837	202,792
	$42,206	$263,473

The Company records all derivatives and CRT strip liabilities at fair value and records changes in fair value in current period income.

Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,450,000	$2,828	$—	1,450,000	$3,070	$—
Put options on interest rate futures purchase contracts	1,775,000	3,180	—	2,800,000	4,742	—
Forward purchase contracts	6,945,340	5,806	3,620	17,563,549	72,526	17
Forward sale contracts	10,466,182	6,307	13,782	26,615,716	92	122,884
MBS put options	3,400,000	3,662	—	3,625,000	3,220	—
Swaption purchase contracts	2,200,000	39	—	3,655,000	8,505	—
Swap futures	1,425,100	—	—	1,950,000	—	—
Bond futures	181,800	—	—	66,500	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	7,426,288	19,627	663	13,854,426	58,699	26,904
Interest rate lock commitments	2,092,129	3,897	1,446	10,588,208	72,794	408
Total derivative instruments before netting		45,346	19,511		223,648	150,213
Netting		(11,108)	(4,142)		(59,330)	(89,532)
		$34,238	$15,369		$164,318	$60,681
Margin deposits (received from) placed with derivative counterparties, net		$(6,965)			$30,197
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$19,627			$58,699

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives and are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of December 31, 2021 and December 31, 2020, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2021			December 31, 2020
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures purchase contracts	$2,828	$—	$2,828	$3,070	$—	$3,070
Put options on interest rate futures purchase contracts	3,180	—	3,180	4,742	—	4,742
Forward purchase contracts	5,806	—	5,806	72,526	—	72,526
Forward sale contracts	6,307	—	6,307	92	—	92
MBS put options	3,662	—	3,662	3,220	—	3,220
Swaption purchase contracts	39	—	39	8,505	—	8,505
Netting	—	(11,108)	(11,108)	—	(59,330)	(59,330)
	21,822	(11,108)	10,714	92,155	(59,330)	32,825
Not subject to master netting arrangements:
CRT derivatives	19,627	—	19,627	58,699	—	58,699
Interest rate lock commitments	3,897	—	3,897	72,794	—	72,794
	23,524	—	23,524	131,493	—	131,493
	$45,346	$(11,108)	$34,238	$223,648	$(59,330)	$164,318

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$19,627	$—	$—	$19,627	$58,699	$—	$—	$58,699
Interest rate lock commitments	3,897	—	—	3,897	72,794	—	—	72,794
RJ O’Brien & Associates, LLC	6,008	—	—	6,008	7,813	—	—	7,813
J.P. Morgan Securities LLC	2,085	—	—	2,085	—	—	—	—
Bank of America, N.A.	1,958	—	—	1,958	15,406	—	—	15,406
PNC Capital Markets LLC	—	—	—	—	3,138	—	—	3,138
Citigroup Global Markets Inc.	—	—	—	—	2,416	—	—	2,416
Deutsche Bank Securities LLC	—	—	—	—	1,602	—	—	1,602
Mitsubishi UFJ Sec	—	—	—	—	1,070	—	—	1,070
Other	663	—	—	663	1,380	—	—	1,380
	$34,238	$—	$—	$34,238	$164,318	$—	$—	$164,318

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2021			December 31, 2020
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Forward purchase contracts	$3,620	$—	$3,620	$17	$—	$17
Forward sales contracts	13,782	—	13,782	122,884	—	122,884
Netting	—	(4,142)	(4,142)	—	(89,532)	(89,532)
	17,402	(4,142)	13,260	122,901	(89,532)	33,369
Not subject to master netting arrangements
CRT derivatives	663	—	663	26,904	—	26,904
Interest rate lock commitments	1,446	—	1,446	408	—	408
	19,511	(4,142)	15,369	150,213	(89,532)	60,681
Assets sold under agreements to repurchase:
UPB	6,674,541	—	6,674,541	6,317,928	—	6,317,928
Unamortized debt issuance costs	(2,651)	—	(2,651)	(8,510)	—	(8,510)
	6,671,890	—	6,671,890	6,309,418	—	6,309,418
	$6,691,401	$(4,142)	$6,687,259	$6,459,631	$(89,532)	$6,370,099

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

	December 31, 2021				December 31, 2020
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,446	$—	$—	$1,446	$408	$—	$—	$408
CRT derivatives	663	—	—	663	26,904	—	—	26,904
RBC Capital Markets, L.P.	1,293,754	(1,293,754)	—	—	765,892	(765,892)	—	—
Bank of America, N.A.	1,088,417	(1,088,417)	—	—	414,044	(414,044)	—	—
Barclays Capital Inc.	1,086,104	(1,085,723)	—	381	922,959	(922,035)	—	924
Credit Suisse Securities (USA) LLC	832,610	(830,954)	—	1,656	1,059,547	(1,054,636)	—	4,911
J.P. Morgan Securities LLC	726,762	(726,762)	—	—	359,573	(357,211)	—	2,362
Daiwa Capital Markets	495,973	(495,973)	—	—	728,207	(727,562)	—	645
Morgan Stanley & Co. LLC	412,321	(410,413)	—	1,908	367,493	(366,415)	—	1,078
Goldman Sachs & Co. LLC	217,459	(212,580)	—	4,879	149,272	(144,883)	—	4,389
BNP Paribas	171,185	(171,185)	—	—	164,414	(163,548)	—	866
Citigroup Global Markets Inc.	131,312	(129,016)	—	2,296	830,161	(830,161)	—	—
Amherst Pierpont Securities LLC	125,090	(125,090)	—	—	153,224	(153,224)	—	—
Wells Fargo Securities, LLC	106,088	(104,674)	—	1,414	148,854	(140,796)	—	8,058
Mizuho Securities	—	—	—	—	279,321	(277,521)	—	1,800
Federal Home Loan Mortgage Corporation	—	—	—	—	5,883	—	—	5,883
Other	726	—	—	726	2,453	—	—	2,453
	$6,689,910	$(6,674,541)	$—	$15,369	$6,378,609	$(6,317,928)	$—	$60,681

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statement of income line	2021	2020	2019
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(69,935)	$61,232	$(834)
CRT derivatives	Net gains (losses) on investments and financings	$81,008	$(136,598)	$70,048
Repurchase agreement derivatives	Interest expense	$—	$53	$24
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$141,901	$(459,309)	$(91,084)
Mortgage servicing rights	Net loan servicing fees	$(345,041)	$601,743	$80,622
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net gains (losses) on investments and financings	$—	$32,932	$28,785

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

Credit Risk Transfer Strips

Following is a summary of the Company’s investment in CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	December 31, 2021	December 31, 2020
	(in thousands)
Currently unrestricted	$5,978	$—
Through December 4, 2021	—	(168,539)
To maturity	(32,815)	(34,253)
	$(26,837)	$(202,792)

(1)

The terms of the agreement underlying the CRT securities restricts sales of the securities, other than sales under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$1,755,236	$1,535,705	$1,162,369
Sales	—	(7)	(17)
MSRs resulting from loan sales	1,484,629	1,158,475	837,706
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(39,056)	(706,107)	(262,031)
Other changes in fair value (2)	(298,130)	(232,830)	(202,322)
	(337,186)	(938,937)	(464,353)
Recombination with loans at fair value resulting from consolidation of VIEs (3)	(9,824)	—	—
Balance at end of year	$2,892,855	$1,755,236	$1,535,705

	December 31, 2021	December 31, 2020
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$2,863,544	$1,742,905

(1)	Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)	Represents changes due to realization of expected cash flows.
(3)

As discussed in Note 3 ‒ Variable Interest Entities – Investment in Subordinate Mortgage-Backed Securities, the Company consolidated VIEs holding certain loans for which it had previously recognized MSRs. Upon initial consolidation of the VIEs, the Company recombined the MSRs with the loans in the consolidated VIEs to Loans at fair value.

Servicing fees relating to MSRs are recorded in Net loan servicing fees - from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Contractually-specified servicing fees	$526,245	$406,060	$295,390
Ancillary and other fees:
Late charges	1,701	1,498	1,658
Other	67,400	54,959	22,441
	69,101	56,457	24,099
	$595,346	$462,517	$319,489
Average MSR servicing portfolio	$196,996,623	$147,832,880	$110,075,179

Note 13—Short-term Debt

The borrowing facilities described throughout these Notes 13 and 14 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2021.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.36%	1.62%	3.25%
Average balance	$6,161,755	$5,508,147	$5,600,469
Total interest expense	$97,078	$102,131	$178,211
Maximum daily amount outstanding	$8,882,538	$10,433,609	$8,577,065

(1)

Excludes the effect of amortization of net debt issuance costs of $13.2 million and $12.9 million for the years ended December 31, 2021 and 2020, respectively, and net issuance premiums of $4.0 million for the year ended December 31, 2019.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,674,541	$6,317,928
Unamortized debt issuance costs	(2,651)	(8,510)
	$6,671,890	$6,309,418
Weighted average interest rate	1.08%	1.36%
Available borrowing capacity (1):
Committed	$289,436	$483,767
Uncommitted	4,875,433	4,151,905
	$5,164,869	$4,635,672
Margin deposits placed with counterparties included in Other assets	$67,997	$141,808
Assets securing agreements to repurchase:
Mortgage-backed securities	$2,666,768	$2,213,922
Loans acquired for sale at fair value	$4,007,377	$3,484,202
Loans at fair value:
Certificates retained in asset-backed financings	$85,266	$8,981
Distressed	$359	$3,703
MSRs (2)	$1,598,090	$1,166,090
Servicing advances	$93,455	$—
Real estate acquired in settlement of loans	$7,293	$15,365
Deposits securing CRT arrangements	$—	$2,799,263

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2021	Unpaid principal balance
(in thousands)
Within 30 days	$2,905,581
Over 30 to 90 days	3,568,960
Over 90 days to 180 days	—
Over 180 days to 1 year	—
Over 1 year to 2 years	200,000
$6,674,541
Weighted average maturity (in months)	2.1

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amounts at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase are summarized by pledged asset and counterparty below as of December 31, 2021:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
RBC Capital Markets, L.P.	$69,095	March 27, 2022	August 10, 2022
Barclays Capital Inc.	$50,917	March 14, 2022	November 3, 2022
Bank of America, N.A.	$22,680	January 22, 2022	June 7, 2023
Credit Suisse First Boston Mortgage Capital LLC	$46,355	March 21, 2022	March 31, 2023
JPMorgan Chase & Co.	$8,000	February 14, 2022	June 6, 2023
Morgan Stanley & Co. LLC	$24,216	March 14, 2022	November 2, 2022
Citibank, N.A.	$16,902	February 6, 2022	August 10, 2023
Goldman Sachs & Co. LLC	$13,340	March 6, 2022	December 23, 2022
BNP Paribas Corporate & Institutional Banking	$8,513	February 23, 2022	July 31, 2023
Wells Fargo Securities, LLC	$6,183	January 31, 2022	October 6, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Barclays Capital Inc.	$14,988	January 19, 2022
Bank of America, N.A.	$28,056	January 29, 2022
JPMorgan Chase & Co.	$21,294	January 19, 2022
Daiwa Capital Markets America Inc.	$13,771	January 20, 2022
Amherst Pierpont Securities LLC	$3,848	January 17, 2022

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	1.42%	1.63%	3.53%
Average balance	$33,827	$44,432	$40,036
Total interest expense	$606	$902	$1,570
Maximum daily amount outstanding	$89,879	$96,570	$207,065

(1)	Excludes the effect of amortization of debt issuance costs of $125,000, $176,000 and $158,000 for the years ended December 31, 2021, 2020 and 2019, respectively.
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$49,988	$16,851
Unamortized debt issuance costs	—	—
	$49,988	$16,851
Weighted average interest rate	1.48%	1.39%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$52,102	$17,645

Note 14—Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

The Company, through its indirect PMT CREDIT RISK TRANSFER TRUST subsidiaries issued CRT term notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the CRT term notes rank pari passu with each other.

Following is a summary of the CRT term notes issued:

			Unpaid	Annual	Maturity date
Term notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
2021 1R	March 04, 2021	$659,156	$398,288	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	300,523	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	86,918	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	84,131	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	243,309	2.75%	May 29, 2023	May 29, 2025
2019 1R	March 29, 2019	$295,700	91,467	2.00%	March 29, 2022	March 27, 2024
			$1,204,636

(1)	Spread over one-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the Term Notes under the conditions specified in the respective agreements.

PMC finances mortgage servicing rights through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") issued by another one of the Company’s indirect subsidiaries and sold to institutional buyers under an agreement to repurchase.  The FMSR VFN has a committed borrowing capacity of $700 million and matures on March 31, 2023.

On March 30, 2021, the Company, through its indirect subsidiary, PMT ISSUER TRUST—FMSR, issued an aggregate principal amount of $350 million in secured term notes (the “2021-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act.  The 2021-FT1 Notes are secured by certain participation certificates relating to Fannie Mae MSRs and excess servicing spread relating to such MSRs that are financed pursuant to a structured finance transaction. The 2021-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 3.00% per year and will mature on March 25, 2026 or, if extended pursuant to the terms of the 2021-FT1 Notes indenture supplement, on March 27, 2028. The 2021-FT1 Notes rank pari passu with the 2018-FT1 Notes described below and the FMSR VFN.

During March 2021, the Company, through PMC and PMH, terminated a loan and security agreement entered into on February 1, 2018, pursuant to which PMC and PMH could finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities, and entered into a similar borrowing arrangement with Citibank, N.A. The aggregate loan amount available under the loan and security agreement with Citibank, N.A. increased to $1 billion from $700 million, bears interest at a rate equal to LIBOR plus 3.25% per year with index replacement provisions related to the transition from LIBOR, and will mature on January 3, 2022. Advances under the loan and security agreement are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR, issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per year.  The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the FMSR VFN pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Weighted average interest rate (1)	3.08%	3.19%	4.70%
Average balance	$2,635,601	$1,771,370	$1,101,501
Total interest expense	$86,753	$59,261	$53,968
Maximum daily amount outstanding	$3,336,480	$2,032,665	$1,742,227

(1)	Excludes the effect of amortization of debt issuance costs of $5.5 million, $2.7 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Carrying value:
Amount outstanding	$2,479,636	$1,930,018
Unamortized debt issuance costs	(7,675)	(5,019)
	$2,471,961	$1,924,999
Weighted average interest rate	3.02%	2.99%
Assets securing notes payable:
MSRs (1)	$2,863,544	$1,742,905
CRT Agreements:
Deposits securing CRT arrangements	$1,704,911	$2,799,263
Derivative assets	$19,627	$58,699

(1)	Beneficial interest in Fannie Mae MSRs is pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

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

On November 4 and November 19, 2019, PMC issued $210 million in principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes bear interest at 5.50% per year, payable semiannually.

The 2026 Exchangeable Notes and the 2024 Exchangeable Notes are fully and unconditionally guaranteed by the Company and are exchangeable for Common Shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025 and August 1, 2024, respectively. The exchange rates are equal to 46.1063 and 40.101 Common Shares per $1,000 principal amount of the 2026 Exchangeable Notes and 2024 Exchangeable Notes, respectively, and are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Average balance	$445,064	$269,247	$279,207
Weighted average interest rate (1)	7.74%	6.43%	5.60%
Interest expense:
Coupon	$27,152	$15,556	$15,344
Amortization of:
Conversion option (2)	7,306	1,801	287
Issuance cost	2,289	1,490	1,406
	$36,747	$18,847	$17,037

	December 31, 2021	December 31, 2020
	(in thousands)
Carrying value:
UPB	$555,000	$210,000
Conversion option allocated to Additional paid-in capital (2)	(40,952)	(8,273)
Unamortized debt issuance costs	(11,589)	(4,931)
	(52,541)	(13,204)
	$502,459	$196,796

(1)	Excludes the effect of amortization of debt issuance and conversion option costs.
(2)

As discussed in Note 3 ‒ Significant Accounting Policies ‒ Recently Issued Pronouncements, the Company will adopt ASU 2020-06 effective January 1, 2022. As a result of the adoption of ASU 2020-06, the Company expects to reclassify approximately $50.3 million from Additional paid-in capital to the carrying value of the Exchangeable Notes. As a result of this reclassification, the unamortized conversion option cost will no longer remain outstanding and amortization of such costs will no longer be included in Interest expense.

Asset-Backed Financings at Fair Value

Following is a summary of financial information relating to the asset-backed financings at fair value described in Note 6 ‒ Variable Interest Entities ‒ Investments in Loan Securitizations:

	Year ended December 31,
	2021	2020	2019
	(dollars in thousands)
Average balance	$447,247	$203,795	$267,539
Total interest expense	$15,076	$10,971	$11,324
Weighted average interest rate	3.63%	3.30%	3.46%

(1)	Excludes the effect of net debt issuance (premium) costs of $(1.1) million, $4.2 million and $2.1 million, for the years ended December 31, 2021, 2020 and 2019, respectively.
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$1,469,999	$134,726
UPB	$1,442,379	$131,835
Weighted average interest rate	3.18%	3.56%

 The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the certificates.

Maturities of Long-Term Debt

Annual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Year ended December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,479,636	$951,122	$780,227	$398,287	$—	$350,000	$—
Exchangeable senior notes	555,000	—	—	210,000	—	345,000	—
Asset-backed financings at fair value (2)	1,442,379	—	—	—	—	—	1,442,379
Interest-only security payable at fair value (2)	10,593	—	—	—	—	—	10,593
Total	$4,487,608	$951,122	$780,227	$608,287	$—	$695,000	$1,452,972

(1)	Based on stated maturity. As discussed above, certain of the notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturities do not reflect expected repayments as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 15—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Balance, beginning of year	$21,893	$7,614	$7,514
Provision for losses:
Pursuant to loan sales	25,029	19,316	3,778
Reduction in liability due to change in estimate	(5,812)	(4,457)	(3,550)
Losses incurred, net	(861)	(580)	(128)
Balance, end of year	$40,249	$21,893	$7,614
UPB of loans subject to representations and warranties at end of year	$213,944,023	$163,592,788	$122,163,186

Note 16—Commitments and Contingencies

Cessation of the LIBOR Index

The Company is involved in both lending and financing transactions that use the LIBOR index to establish the applicable interest or dividend rates. It has been announced that this index will no longer be published. The Company services LIBOR-based adjustable rate mortgages for which the underlying mortgage notes incorporate fallback provisions. The Company also has debt agreements and preferred shares of beneficial interest that have not yet transitioned from LIBOR to a replacement index but contain replacement provisions related to the transition from LIBOR. The Company cannot anticipate whether the response of borrowers, note holders or preferred shareholders to the adoption of the replacement indices adopted by the Company will result in future losses to PMT.

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

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2021
(in thousands)
Commitments to purchase loans acquired for sale	$2,092,129

Note 17—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share, year ended December 31,
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2021	2020	2019
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.52	—	—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

The Company’s Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) pay cumulative dividends at a fixed rate of 8.125% per year based on the $25.00 per share liquidation preference to, but not including, March 15, 2024. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per year based on the $25.00 per share liquidation preference.

The Company’s Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) pay cumulative dividends at a fixed rate of 8.00% per year based on the $25.00 per share liquidation preference to, but not including, June 15, 2024. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per year based on the $25.00 per share liquidation preference.

The Company’s Series C Fixed Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares” together with the Series A Preferred Shares and Series B Preferred Shares, the “Preferred Shares”) pay cumulative dividends at a fixed rate of 6.75% per year based on the $25.00 per share liquidation preference to, but not including, August 24, 2026. The first dividend on the Series C Preferred Shares was paid on December 15, 2021 in the amount of $0.52031 per share, and represented accrual for more than the full quarterly period, covering the period from, and including August 24, 2021 to, but not including, December 15, 2021.

The Series A Preferred Shares, the Series B Preferred Shares and Series C Preferred Shares will not be redeemable before March 15, 2024, June 15, 2024 and August 24, 2026, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurred, the Company may, at its option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date.

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

“At-The-Market” (ATM) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million in Common Shares.

Following is a summary of the activities under the ATM equity offering program:

	Year ended December 31,
	2020	2019
	(in thousands)
Number of Common Shares issued	241	5,463
Gross proceeds	$5,654	$119,905
Net proceeds	$5,597	$118,705

At December 31, 2021, the Company had $200 million of Common Shares available for issuance under its ATM equity-offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s Common Share repurchase authorization from $300 million to $400 million.

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,			Cumulative
	2021	2020	2019	total (1)
	(in thousands)
Common Shares repurchased	3,099	2,767	—	20,597
Cost of Common Shares repurchased	$56,855	37,267	$—	$310,747

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through December 31, 2021.

Note 18—Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(74,354)	$87,852	$77,283
Loans at fair value:
Held in VIEs	(12,536)	(6,617)	7,883
Distressed	611	(837)	(7,169)
CRT arrangements	368,999	(145,938)	110,676
Firm commitment to purchase CRT securities	—	(121,067)	60,943
Asset-backed financings at fair value	19,708	5,519	(7,553)
Hedging derivatives	—	32,932	28,785
	302,428	(148,156)	270,848
From PFSI ‒ ESS	1,651	(22,729)	(7,530)
	$304,079	$(170,885)	$263,318

Note 19—Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(1,487,649)	$(326,214)	$(687,317)
Hedging activities	188,733	(504,506)	(88,633)
	(1,298,916)	(830,720)	(775,950)
Non-cash gain:
Recognition of fair value of firm commitment to purchase CRT securities	—	(38,161)	99,305
Receipt of MSRs in mortgage loan sale transactions	1,484,629	1,158,475	837,706
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(25,029)	(19,316)	(3,778)
Reduction of liability due to change in estimate	5,812	4,457	3,550
	(19,217)	(14,859)	(228)
Change in fair value of loans and derivatives
IRLCs	(69,935)	61,232	(834)
Loans	31,072	(12,279)	(1,765)
Hedging derivatives	(46,832)	45,197	(2,451)
	(85,695)	94,150	(5,050)
	1,379,717	1,199,605	931,733
Total from nonaffiliates	80,801	368,885	155,783
From PFSI ‒ cash gain	6,472	11,037	14,381
	$87,273	$379,922	$170,164

Note 20—Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$938	$3,804	$4,559
Mortgage-backed securities	36,180	59,461	78,450
Loans acquired for sale at fair value	125,438	103,221	121,387
Loans at fair value:
Held in VIEs	17,014	10,609	11,734
Distressed	369	493	3,848
Deposits securing CRT arrangements	559	7,012	34,229
Placement fees relating to custodial funds	13,366	28,804	52,587
Other	95	313	800
	193,959	213,717	307,594
From PFSI ‒ ESS	1,280	8,418	10,291
	195,239	222,135	317,885
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	97,078	102,131	178,211
Mortgage loan participation purchase and sale agreements	606	902	1,570
Notes payable secured by credit risk transfer and mortgage servicing assets	86,753	59,261	53,968
Exchangeable Notes	36,747	18,847	17,037
Asset-backed financings at fair value	15,076	10,971	11,324
Interest shortfall on repayments of loans serviced for Agency securitizations	64,519	71,516	25,776
Interest on loan impound deposits	3,571	3,817	3,258
	304,350	267,445	291,144
To PFSI ‒ Assets sold under agreement to repurchase	387	3,325	6,302
	304,737	270,770	297,446
Net interest (expense) income	$(109,498)	$(48,635)	$20,439

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

The equity plan is administered by the Company’s compensation committee, pursuant to authority delegated by PMT’s board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

The Company’s equity incentive plan allows for grants of restricted and performance-based share awards.

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Grants:
Restricted share units	105	92	96
Performance share units	126	112	116
	231	204	212
Grant date fair value:
Restricted share units	$1,992	$1,978	$1,978
Performance share units	2,399	2,425	2,380
	$4,391	$4,403	$4,358
Vestings:
Restricted share units	123	129	227
Performance share units (1)	48	143	118
	171	272	345
Forfeitures:
Restricted share units	—	4	—
Performance share units	—	—	1
	—	4	1
Compensation expense relating to share-based grants	$2,419	$2,294	$5,530

(1)	The actual number of performance-based RSUs vested during the year ended December 31, 2021 was 48,381 Common Shares, which is approximately 100% of the originally granted performance-based RSUs.
	December 31, 2021
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	170	202
Grant date average fair value per unit	$19.89	$19.88

Note 22—Income Taxes

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

The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2021	100%	0%	0%
2020	75%	25%	0%
2019	66%	0%	34%

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

The following table details the Company’s (benefit from) provision for income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Current expense (benefit):
Federal	$—	$—	$(120)
State	11	12	12
Total current expense (benefit)	11	12	(108)
Deferred (benefit) expense:
Federal	(14,692)	20,440	(39,592)
State	2,488	6,905	3,984
Total deferred (benefit) expense	(12,204)	27,345	(35,608)
Total (benefit from) provision for income taxes	$(12,193)	$27,357	$(35,716)

The following table is a reconciliation of the Company’s (benefit from) provision for income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$9,379	21.0%	$16,743	21.0%	$40,035	21.0%
Effect of non-taxable REIT income	(46,193)	(103.4)%	15,076	18.9%	(79,467)	(41.7)%
State income taxes, net of federal benefit	(7,175)	(16.1)%	5,370	6.7%	(7,417)	(3.9)%
Convertible debt permanent adjustment	(2,215)	(5.0)%	3,446	4.3%	—	(—)%
Valuation allowance	34,011	76.2%	(13,502)	(16.9)%	13,612	7%
Other	—	(—)%	224	0.3%	(2,479)	(1.2)%
(Benefit from) provision for income taxes	$(12,193)	(27.3)%	$27,357	34.3%	$(35,716)	(18.8)%

The Company’s components of the (benefit from) provision for deferred income taxes are as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Real estate valuation loss	$758	$437	$1,140
Mortgage servicing rights	52,818	27,179	(212)
Net operating loss carryforward	(60,314)	31,622	(56,339)
Liability for losses under representations and warranties	(4,435)	(3,486)	111
Excess interest expense disallowance	(35,769)	(15,749)	4,667
Other	727	844	1,413
Valuation allowance	34,011	(13,502)	13,612
Total (benefit from) provision for deferred income taxes	$(12,204)	$27,345	$(35,608)

 The components of income taxes payable are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Taxes currently payable (receivable)	$(7,620)	$(5,859)
Deferred income taxes payable	17,218	29,422
Income taxes payable	$9,598	$23,563

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2021	December 31, 2020
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$125,929	$65,615
Excess interest expense disallowance	66,752	30,983
REO valuation loss	244	1,001
Liability for losses under representations and warranties	9,821	5,386
Other	-	(682)
Gross deferred tax assets	202,746	102,303
Valuation allowance	(34,121)	(110)
Deferred tax assets after valuation allowance	168,625	102,193
Deferred income tax liabilities:
Mortgage servicing rights	184,433	131,615
Other	1,410	—
Gross deferred tax liabilities	185,843	131,615
Net deferred income tax liability	17,218	$29,422

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has federal net operating loss carryforwards of $466.5 million and $237.5 million at December 31, 2021 and December 31, 2020, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

We evaluated the deferred tax assets of our TRS and established a deferred tax valuation allowance in the amount of $34.1 million.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

At December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2021 and December 31, 2020.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2018 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2017 and forward.

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

As discussed in Note 3 ‒ Significant Accounting Policies ‒ Pending Accounting Change, PMC issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. The Company intends to cash settle the Exchangeable Notes. Therefore, the effect of conversion of the Exchangeable Notes presently is excluded from diluted earnings (losses) per share. As further discussed in Note 3, effective for the quarter ending March 31, 2022, the Company will adopt ASU 2020-06, which will require inclusion of the Common Shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per share calculation.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2021	2020	2019
	(in thousands except per share amounts)
Net income	$56,854	$52,373	$226,357
Dividends on preferred shares	(30,891)	(24,938)	(24,938)
Effect of participating securities—share-based compensation awards	(318)	(287)	(566)
Net income attributable to common shareholders	25,645	27,148	200,853
Interest on 2020 Notes, net of income taxes	—	—	11,827
Diluted net income attributable to common shareholders	$25,645	$27,148	$212,680
Weighted average basic shares outstanding	97,402	99,373	78,990
Dilutive securities:
Shares issuable under share-based compensation plan	—	—	254
Shares issuable pursuant to exchange of the 2020 Notes	—	—	8,467
Diluted weighted average shares outstanding	97,402	99,373	87,711
Basic earnings per share	$0.26	$0.27	$2.54
Diluted earnings per share	$0.26	$0.27	$2.42

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been anti-dilutive:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Shares issuable under share-based compensation plan	162	172	152
Shares issuable pursuant to exchange of the Exchangeable Notes	—	2,529	—

Note 24—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

Financial highlights by operating segment are summarized below:
	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$376,725	$(72,646)	$—	$—	$304,079
Net gains on loans acquired for sale	(2)	—	87,275	—	87,273
Net loan servicing fees	—	(36,022)	—	—	(36,022)
Net interest (expense) income:
Interest income	2,739	64,528	125,056	2,916	195,239
Interest expense	59,545	160,525	84,667	—	304,737
	(56,806)	(95,997)	40,389	2,916	(109,498)
Other	3,204	—	171,261	—	174,465
	323,121	(204,665)	298,925	2,916	420,297
Expenses:
Loan fulfillment and servicing fees payable to PFSI	363	80,295	178,927	—	259,585
Management fees	—	—	—	37,801	37,801
Other	16,115	5,105	33,062	23,968	78,250
	16,478	85,400	211,989	61,769	375,636
Pretax income (loss)	$306,643	$(290,065)	$86,936	$(58,853)	$44,661
Total assets at end of year	$1,848,294	$7,363,878	$4,325,750	$234,786	$13,772,708

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$(237,049)	$66,164	$—	$—	$(170,885)
Net gains on loans acquired for sale	(43,813)	—	423,735	—	379,922
Net loan servicing fees	—	153,696	—	—	153,696
Net interest (expense) income:
Interest income	8,902	108,036	102,779	2,418	222,135
Interest expense	39,237	153,338	76,892	1,303	270,770
	(30,335)	(45,302)	25,887	1,115	(48,635)
Other	5,857	—	147,600	1,796	155,253
	(305,340)	174,558	597,222	2,911	469,351
Expenses:
Loan fulfillment and servicing fees payable to PFSI	807	66,374	222,200	—	289,381
Management fees	—	—	—	34,538	34,538
Other	10,996	2,487	30,383	21,836	65,702
	11,803	68,861	252,583	56,374	389,621
Pretax (loss) income	$(317,143)	$105,697	$344,639	$(53,463)	$79,730
Total assets at end of year	$2,920,558	$4,593,127	$3,781,010	$197,316	$11,492,011

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2019	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$164,413	$98,905	$—	$—	$263,318
Net gains on loans acquired for sale	51,014	—	119,150	—	170,164
Net loan servicing fees	—	(58,918)	—	—	(58,918)
Net interest (expense) income:
Interest income	39,343	155,176	120,974	2,392	317,885
Interest expense	67,412	144,513	85,521	—	297,446
	(28,069)	10,663	35,453	2,392	20,439
Other	4,507	—	88,159	1,146	93,812
	191,865	50,650	242,762	3,538	488,815
Expenses:
Loan fulfillment and servicing fees payable to PFSI	2,213	46,584	160,610	—	209,407
Management fees	—	—	—	36,492	36,492
Other	7,476	2,918	17,559	24,322	52,275
	9,689	49,502	178,169	60,814	298,174
Pretax income (loss)	$182,176	$1,148	$64,593	$(57,276)	$190,641
Total assets at end of year	$2,364,749	$4,993,840	$4,216,806	$195,956	$11,771,351

Note 25—Supplemental Cash Flow Information

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Payments (Refunds), net:
Income taxes	$1,771	$5,613	$(1,009)
Interest	$298,862	$290,225	$298,591
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$1,166	$23,672
Transfer of real estate held for investment to real estate acquired in settlement of loans	$—	$—	$30,432
Receipt of mortgage servicing rights as proceeds from sales of loans at fair value	$1,484,629	$1,158,475	$837,706
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$557	$2,093	$1,757
Capitalization of servicing advances pursuant to mortgage loan modifications	$—	$—	$1,340
Transfer of firm commitment to purchase CRT securities to investment securities	$—	$178,501	$56,804
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$1,542,333	$—	$—
Recombination of MSRs to loans at fair value resulting from initial consolidation of VIEs	$9,824	$—	$—
Retention of subordinate mortgage-backed securities in loan securitizations	$42,256	$—	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$1,471,262	$—	$—
Dividends declared, not paid	$44,764	$46,093	$47,193

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
•

A liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in COVID-19 forbearance but were current at the time they entered forbearance.

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2021	$938,218	$557,229	12%	6%	$108,536	$74,771
December 31, 2020	$1,101,318	$438,530	16%	6%	$101,116	$59,158

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 27—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2021
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$2,367,518
PennyMac Operating Partnership, L.P.	$1,250,000	$2,367,683
PennyMac Holdings, LLC	$250,000	$583,298
PennyMac Corp.	$300,000	$938,066

(1)	Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2021	2020
	(in thousands)
Assets
Short-term investment	$3,542	$6,482
Investments in subsidiaries	2,518,953	2,368,592
Due from subsidiaries	89	463
Other assets	—	571
Total assets	$2,522,584	$2,376,108

Liabilities
Dividends payable	$44,764	$46,093
Capital notes due to subsidiaries	100,679	44,380
Accounts payable and accrued liabilities	1,233	298
Due to affiliates	421	373
Due to subsidiaries	244	27
Total liabilities	147,341	91,171
Shareholders' Equity	2,375,243	2,284,937
Total liabilities and shareholders' equity	$2,522,584	$2,376,108

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Income
Dividends from subsidiaries	$213,794	$176,216	$165,451
Intercompany interest	42	140	34
Other	—	475	2,389
Total income	213,836	176,831	167,874
Expenses
Intercompany interest	3,663	1,509	27
Other	85	62	3
Total expenses	3,748	1,571	30
Income before provision for (benefit from) income taxes and (distribution in excess of earnings) undistributed earnings in subsidiaries	210,088	175,260	167,844
Provision for (benefit from) income taxes	11	13	(109)
Income before equity in undistributed earnings of subsidiaries	210,077	175,247	167,953
(Distributions in excess of earnings of subsidiaries) undistributed earnings of subsidiaries	(133,576)	(139,620)	60,937
Net income	$76,501	$35,627	$228,890

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$76,501	$35,627	$228,890
Distributions in excess of earnings of subsidiaries (undistributed earnings of subsidiaries)	133,576	139,620	(60,937)
Decrease in due from subsidiaries	967	697	261
Decrease in other assets	571	24	52
Increase (decrease) in accounts payable and accrued liabilities	854	(1,266)	(697)
Decrease (increase) in due from affiliates	48	(26)	(489)
Increase in due to affiliates	297	27	33
Net cash provided by operating activities	212,814	174,703	167,113
Cash flows from investing activities:
Increase in investment in subsidiaries	(242,125)	(5,596)	(825,920)
Net decrease (increase) in short-term investments	2,940	(3,663)	(2,105)
Net cash used in investing activities	(239,185)	(9,259)	(828,025)
Cash flows from financing activities:
Net increase in intercompany unsecured note payable	56,300	44,380	—
Issuance of preferred shares	250,000	—	—
Payment of issuance costs related to preferred shares	(8,225)	—	—
Issuance of Common Shares	—	5,654	839,682
Payment of issuance costs related to Common Shares	—	(57)	(10,225)
Payment of withholding taxes related to share-based compensation	(730)	(1,629)	(2,600)
Payment of dividends to preferred shareholders	(30,146)	(24,945)	(24,944)
Payment of dividends to common shareholders	(183,973)	(151,580)	(141,001)
Repurchase of Common Shares	(56,855)	(37,267)	—
Net cash provided (used in) by financing activities	26,371	(165,444)	660,912
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$2,418	$2,289	$5,529
Non-cash financing activities:
Contribution of equity to subsidiary pursuant to share based compensation plan	$2,418	$2,289	$5,529
Dividends payable	$44,764	$46,093	$47,193

Note 28—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2022

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 25, 2022

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 25, 2022

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 25, 2022

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 25, 2022

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 25, 2022

/s/ Renee R Schultz
Renee R Schultz	Trustee	February 25, 2022

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	February 25, 2022

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 25, 2022

70