Form 10-Q
period 2022-03-31
PennyMac Mortgage Investment Trust
filed 2022-05-06
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2022
Common Shares of Beneficial Interest, $0.01 par value	91,953,676

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2022.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in interest rates;
•	our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics such as the COVID-19 pandemic;
•	the impact to our CRT arrangements and agreements of increased borrower requests for forbearance under the Coronavirus Aid, Relief and Economic Security Act;
•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•	the degree and nature of our competition;
•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;
•

events or circumstances which undermine confidence in the financial and housing markets or otherwise have a broad impact on financial and housing markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and domestic and international political conditions, or in consumer confidence and spending habits from those expected;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	our substantial amount of debt;
•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;
•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with loans we purchase and later sell or securitize;
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of loans underlying mortgage-backed securities in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
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
•

limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021
	(in thousands, except share information)
ASSETS
Cash	$187,880	$58,983
Short-term investments at fair value	236,468	167,999
Mortgage-backed securities at fair value pledged to creditors	3,070,330	2,666,768
Loans acquired for sale at fair value ($1,675,107 and $4,059,479 pledged to creditors, respectively)	1,708,745	4,171,025
Loans at fair value ($1,822,947 and $1,564,924 pledged to creditors, respectively)	1,826,482	1,568,726
Derivative assets ($970 and $19,627 pledged to creditors, respectively)	77,823	34,238
Deposits securing credit risk transfer arrangements pledged to creditors	1,536,862	1,704,911
Mortgage servicing rights at fair value ($3,352,952 and $2,863,544 pledged to creditors, respectively)	3,391,172	2,892,855
Servicing advances ($64,852 and $93,455 pledged to creditors, respectively)	134,002	204,951
Due from PennyMac Financial Services, Inc.	20,562	15,953
Other ($6,204 and $7,293 pledged to creditors, respectively)	197,189	286,299
Total assets	$12,387,515	$13,772,708
LIABILITIES
Assets sold under agreements to repurchase	$5,092,700	$6,671,890
Mortgage loan participation purchase and sale agreements	65,699	49,988
Notes payable secured by credit risk transfer and mortgage servicing assets	2,372,279	2,471,961
Exchangeable senior notes	544,100	502,459
Asset-backed financings at fair value	1,712,650	1,469,999
Interest-only security payable at fair value	16,373	10,593
Derivative and credit risk transfer strip liabilities at fair value	129,350	42,206
Accounts payable and accrued liabilities	117,682	96,156
Due to PennyMac Financial Services, Inc.	27,722	40,091
Income taxes payable	46,797	9,598
Liability for losses under representations and warranties	40,225	40,249
Total liabilities	10,165,577	11,405,190

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 93,007,076 and 94,897,255 common shares, respectively	930	949
Additional paid-in capital	2,000,107	2,081,757
Accumulated deficit	(320,581)	(256,670)
Total shareholders’ equity	2,221,938	2,367,518
Total liabilities and shareholders’ equity	$12,387,515	$13,772,708

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2022	2021
	(in thousands)
ASSETS
Loans at fair value	$1,822,533	$1,564,565
Derivative assets at fair value	970	19,627
Deposits securing credit risk transfer arrangements	1,536,862	1,704,911
Other‒interest receivable	4,621	3,701
	$3,364,986	$3,292,804
LIABILITIES
Asset-backed financings at fair value	$1,712,650	$1,469,999
Derivative and credit risk transfer strip liabilities at fair value	77,614	27,500
Interest-only security payable at fair value	16,373	10,593
Accounts payable and accrued liabilities‒interest payable	4,621	3,701
	$1,811,258	$1,511,793

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2022	2021
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$146,885	$116,287
Other	9,114	16,245
	155,999	132,532
Change in fair value of mortgage servicing rights	303,721	278,282
Mortgage servicing rights hedging results	(163,802)	(374,403)
	295,918	36,411
From PennyMac Financial Services, Inc.	8,260	13,634
	304,178	50,045
Net (losses) gains on investments and financings:
From nonaffiliates	(229,095)	81,540
From PennyMac Financial Services, Inc.	—	1,651
	(229,095)	83,191
Net gains on loans acquired for sale:
From nonaffiliates	2,657	51,274
From PennyMac Financial Services, Inc.	1,296	1,738
	3,953	53,012
Loan origination fees	14,774	52,902
Interest income:
From nonaffiliates	51,063	36,309
From PennyMac Financial Services, Inc.	—	1,280
	51,063	37,589
Interest expense:
To nonaffiliates	63,514	75,921
To PennyMac Financial Services, Inc.	—	387
	63,514	76,308
Net interest expense	(12,451)	(38,719)
Results of real estate acquired in settlement of loans	230	837
Other	250	129
Net investment income	81,839	201,397
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	21,088	19,093
Loan fulfillment fees	16,754	60,835
Management fees	8,117	8,449
Professional services	4,025	2,224
Loan collection and liquidation	3,177	3,857
Loan origination	2,842	9,308
Safekeeping	2,395	1,941
Compensation	1,437	2,185
Other	3,946	2,477
Total expenses	63,781	110,369
Income before provision for income taxes	18,058	91,028
Provision for income taxes	37,187	19,425
Net (loss) income	(19,129)	71,603
Dividends on preferred shares	10,455	6,234
Net (loss) income attributable to common shareholders	$(29,584)	$65,369
(Loss) earnings per common share
Basic	$(0.32)	$0.67
Diluted	$(0.32)	$0.67
Weighted average common shares outstanding
Basic	94,146	97,892
Diluted	94,146	98,103
Dividends declared per common share	$0.47	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(19,129)	(19,129)
Share-based compensation	—	—	84	1	506	—	507
Dividends:
Preferred shares	—	—	—	—	—	(10,454)	(10,454)
Common shares ($0.47 per share)	—	—	—	—	—	(43,722)	(43,722)
Repurchase of common shares	—	—	(1,974)	(20)	(31,809)	—	(31,829)
Balance at March 31, 2022	22,400	$541,482	93,007	$930	$2,000,107	$(320,581)	$2,221,938

	Quarter ended March 31, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	71,603	71,603
Share-based compensation	—	—	75	—	1,040	—	1,040
Recognition of cash conversion option included in issuance of exchangeable senior notes	—	—	—	—	39,986	—	39,986
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(46,109)	(46,109)
Balance at March 31, 2021	12,400	$299,707	97,938	$979	$2,137,933	$(81,476)	$2,357,143

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(19,129)	$71,603
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of mortgage servicing rights	(303,721)	(278,282)
Mortgage servicing rights hedging results	163,802	374,403
Net losses (gains) on investments and financings	229,095	(83,191)
Net gains on loans acquired for sale at fair value	(3,953)	(53,012)
Capitalization of interest and fees on loans at fair value	—	(198)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	—	(1,280)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	1,526	909
Amortization of debt issuance costs	4,140	7,384
Results of real estate acquired in settlement of loans	(230)	(837)
Share-based compensation expense	1,029	1,738
Purchase of loans acquired for sale at fair value from nonaffiliates	(23,072,430)	(53,234,735)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(259,038)	—
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	11,985,961	33,318,157
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	13,160,768	18,420,614
Repurchase of loans subject to representation and warranties	(24,234)	(16,094)
Decrease (increase) in servicing advances	70,949	(28,686)
(Increase) decrease in due from PennyMac Financial Services, Inc.	(4,609)	688
Increase in other assets	(230,332)	(366,695)
Increase (decrease) in accounts payable and accrued liabilities	22,601	(1,988)
Decrease in due to PennyMac Financial Services, Inc.	(12,369)	(18,683)
Increase in income taxes payable	37,199	18,930
Net cash provided by (used in) operating activities	1,747,025	(1,869,255)
Cash flows from investing activities
Net (increase) decrease in short-term investments	(68,469)	18,920
Purchase of mortgage-backed securities at fair value	(661,774)	(1,259,189)
Sale and repayment of mortgage-backed securities at fair value	70,276	1,482,986
Sale and repayment of loans at fair value	51,081	32,926
Repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	—	134,624
Net settlement of derivative financial instruments	2,688	4,820
Distribution from credit risk transfer arrangements	207,014	190,943
Sale of real estate acquired in settlement of loans	2,893	12,111
Decrease in margin deposits	199,719	312,741
Net cash (used in) provided by investing activities	(196,572)	930,882

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2022	2021
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	30,883,776	56,191,062
Repurchase of assets sold under agreements to repurchase	(32,463,483)	(56,410,371)
Issuance of mortgage loan participation purchase and sale agreements	999,031	1,305,282
Repayment of mortgage loan participation purchase and sale agreements	(983,296)	(1,253,957)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	125,001	1,547,127
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(225,927)	(568,357)
Issuance of exchangeable senior notes	—	345,000
Issuance of asset-backed financings at fair value	382,423	—
Repayment of asset-backed financings at fair value	(49,764)	(31,798)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	(80,862)
Payment of debt issuance costs	(1,715)	(16,588)
Payment of dividends to preferred shareholders	(10,454)	(6,236)
Payment of dividends to common shareholders	(44,797)	(46,093)
Payment of vested share-based compensation tax withholdings	(522)	(698)
Repurchase of common shares	(31,829)	—
Net cash (used in) provided by financing activities	(1,421,556)	973,511
Net increase in cash	128,897	35,138
Cash at beginning of quarter	58,983	57,704
Cash at end of quarter	$187,880	$92,842
Supplemental cash flow information:
Payments (refunds), net:
Income taxes	$(11)	$494
Interest	$62,903	$91,611
Non-cash investing activities:
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$280
Receipt of mortgage servicing rights as proceeds from sales of loans acquired for sale at fair value	$194,596	$407,696
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$—	$557
Recognition of loans at fair value resulting from initial consolidation of variable interest entity	$405,908	$—
Retention of subordinate mortgage-backed securities in loan securitization	$23,485	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of variable interest entity	$382,423	$—
Dividends declared, not paid	$43,689	$46,109

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and CRT securities (together, “CRT arrangements”), subordinate mortgage-backed securities (“MBS”), distressed loans and real estate.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) purchased from PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company, Agency and senior non-Agency MBS and the related interest rate hedging activities.

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

Note 2—Basis of Presentation and Accounting Change

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Accounting Change

Effective January 1, 2022, the Company adopted FASB Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in ASC subtopic 470-20, Debt – Debt with Conversion and Other Options for convertible instruments.

As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized accrual of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022. The adoption of ASU 2020-06 reduced Interest expense by approximately $1.7 million for the quarter ended March 31, 2022, as the result of the elimination of the issuance discount.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and Agency MBS. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sells pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

•

through May 2018, entering into CRT Agreements, whereby it retains a portion of the credit risk underlying such loans as part of the retention of an interest-only (“IO”) ownership interest in such loans and an obligation to absorb scheduled credit losses arising from such loans reaching a specific number of days delinquent; or

•

from June 2018 through 2020, entering into firm commitments to purchase and purchasing CRT securities and, upon purchase of such securities, holding CRT strips representing an IO ownership interest that absorbs realized credit losses arising from loans in the reference pools backing the CRT securities. The obligation to absorb the losses for both CRT Agreements and CRT securities represent the Company’s recourse obligations included in the arrangements (“Recourse Obligations”).

The Company also invests in subordinate MBS which are among the first beneficial interests in the related securitizations to absorb credit losses on the underlying loans.

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to Fannie Mae without the retention of such credit risk in the case of CRT arrangements and investing in senior mortgage pass through securities in the case of subordinate MBS.

CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance which also includes those subject to the forbearance provided in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

•	The fair value of MSRs is sensitive to changes in prepayment speeds, estimates of cost to service the underlying loans or the returns demanded by market participants;
•

The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and

•	The fair value of Agency and senior non-Agency pass through MBS is sensitive to changes in market interest rates.

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement. The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae and service the underlying loans. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee.

Fulfillment and sourcing fees are summarized below:

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

•	Sourcing fees range from one to two basis points of the unpaid principal balance (“UPB”), generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Loan fulfillment fees earned by PLS	$16,754	$60,835
UPB of loans fulfilled by PLS	$9,769,262	$33,761,841

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,296	$1,738
UPB of loans sold to PLS	$12,747,779	$17,559,575

Purchases of loans acquired for sale from PLS	$259,038	$—

Tax service fees paid to PLS	$2,342	$8,192

	March 31, 2022	December 31, 2021
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$288,974	$314,995

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale and loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (distressed loans). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO”). The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and certain fees for COVID-19 pandemic-related forbearance and modification activities it provides as required by the CARES Act.

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$264	$543
Loans at fair value	210	137
MSRs	20,614	18,413
	$21,088	$19,093
Average investment in:
Loans acquired for sale at fair value	$2,129,668	$3,618,980
Loans at fair value	$1,559,939	$136,927
Average MSR portfolio UPB	$217,692,169	$177,161,626

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to common shares of beneficial interest (“common shares”) calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between the Manager and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of the Company’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four-quarter period.

“High watermark” is the quarterly adjustment that reflects the amount by which “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If “net income” is lower than the target yield, the “high watermark” is increased by the difference. If “net income” is higher than the target yield, the “high watermark” is reduced by the difference. Each time a performance incentive fee is earned, the “high watermark” returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Base management	$8,117	$8,449
Performance incentive	—	—
	$8,117	$8,449
Average shareholders' equity amounts used to calculate base management fee expense	$2,212,304	$2,310,261

Expense Reimbursement and Amounts Payable to and Receivable from PCM

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. PCM is reimbursed $165,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

The Company is required to pay PCM and its affiliates a portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’

operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets owned and managed by PCM as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$5,357	$1,336
Common overhead incurred by PCM and its affiliates	1,864	571
Compensation	165	165
	$7,386	$2,072
Payments and settlements during the quarter (1)	$39,764	$112,741

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

Following is a summary of investing activities between the Company and PFSI:

Quarter ended March 31, 2021
(in thousands)
ESS:
Received pursuant to a recapture agreement	$557
Repayments	134,624
Interest income	1,280
Net gain included in Net (losses) gains on investments and financings:
Valuation changes	1,037
Recapture income	614
$1,651

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2022 and December 31, 2021.

Repurchase Agreement with PLS

The Company, through PMH, has a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In the first quarter of 2021, PLS repurchased the ESS from PMH at fair market value, effectively terminating the borrowing arrangements allowing PMH to finance its participation certificates representing beneficial ownership in ESS.

Following is a summary of financing activities between the Company and PFSI:

Quarter ended March 31, 2021
(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862
Interest expense	$387

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2022	December 31, 2021
	(in thousands)
Due from PFSI:
Affiliates loan settlements	$16,263	$—
Other receivables	4,299	15,953
	$20,562	$15,953

Due to PFSI:
Management fees	$8,117	$8,918
Loan servicing fees	7,136	6,848
Correspondent production fees	6,633	8,894
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	3,364	15,431
Fulfillment fees	2,472	—
	$27,722	$40,091

The Company has also transferred cash to fund loan servicing advances and REO property acquisition and preservation costs to be advanced on its behalf by PLS. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2022	December 31, 2021
	(in thousands)
Loan servicing advances	$134,002	$204,951
Real estate acquired in settlement of loans	4,904	7,115
	$138,906	$212,066

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Cash flows:
Proceeds from sales	$11,985,961	$33,318,157
Loan servicing fees received net of guarantee fees	$146,885	$116,287

The following table summarizes, for the dates presented, collection status information for loans whose transfers are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$218,888,841	$215,927,495
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,196,634	$1,148,542
90 or more days delinquent:
Not in foreclosure	$1,092,377	$1,726,488
In foreclosure	$64,636	$36,658
Bankruptcy	$126,619	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$216,706	$169,654
90 days or more	$481,090	$614,882
Custodial funds managed by the Company (2)	$3,293,190	$3,823,527

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Credit Risk Transfer Arrangements

The Company has entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or incurred credit losses on such loans and include CRT Agreements and CRT strips.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. The Company placed Deposits securing credit risk transfer arrangements pledged to creditors into the subsidiary trust entities to secure its Recourse Obligations. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities.

The Company’s exposure to losses under its Recourse Obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the loans underlying each CRT arrangement is reduced through repayments, the percentage exposure of each CRT arrangement will increase to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses does not increase. The final sales of loans subject to the CRT Agreements were made during May 2018.

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required PMT to purchase securities that absorb incurred credit losses on such loans. The final sales of loans subject to this type of CRT arrangement were made during September 2020.

The Company purchased the securities subject to the agreements. Similar to the CRT Agreements, the Company accounts for the deposits collateralizing these securities as Deposits securing credit risk transfer arrangements pledged to creditors and recognizes its IO ownership interests and Recourse Obligations as CRT strips, which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities.

The Deposits securing credit risk transfer arrangements pledged to creditors relating to CRT arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
Derivative and CRT strips:
CRT derivatives:
Realized	$21,201	$23,496
Valuation changes	(27,049)	12,874
	(5,848)	36,370
CRT strips:
Realized	17,763	32,604
Valuation changes	(41,758)	93,222
	(23,995)	125,826
Interest-only security payable at fair value	(5,780)	(8,165)
	(35,623)	154,031
Interest income — Deposits securing CRT arrangements	222	168
	$(35,401)	$154,199

Net recoveries received to settle reversal of previously recognized losses on CRT arrangements	$15,973	$13,343

	March 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(8,049)	$18,964
CRT strips	(68,595)	(26,837)
	$(76,644)	$(7,873)

Deposits securing CRT arrangements	$1,536,862	$1,704,911
Interest-only security payable at fair value	$16,373	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$970	$19,627
Deposits securing CRT arrangements (1)	$1,536,862	$1,704,911

UPB of loans underlying CRT arrangements	$28,160,867	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$27,394,812	$29,581,803
30-89 days delinquent	$312,851	$349,291
90-180 days delinquent	$108,762	$120,775
180 or more days delinquent	$328,506	$748,576
Foreclosure	$15,936	$8,462
Bankruptcy	$59,008	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$59,269	$44,015
90-180 days delinquent	$47,796	$57,815
180 or more days delinquent	$86,112	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $77.6 million and $27.5 million in CRT strip and CRT derivative liabilities at March 31, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from these loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates.

The rights of holders of the subordinate certificates to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinate certificates, including those held by the Company, until they are fully repaid.

The Company’s retention or purchase of subordinate MBS exposes PMT to the credit risk in the underlying loans because the Company’s beneficial interests are among the first beneficial interests to absorb credit losses on those assets. The Company’s exposure to losses from its investments in subordinate MBS is limited to its recorded investment in such securities.

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing these subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

•

Certain of the Company’s investments in subordinate MBS either do not expose the Company to losses that could be significant to the issuing VIE or the Company has concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. These investments are classified as credit linked securities in its investment in MBS as shown in Note 8 – Mortgage-Backed Securities.

•

For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a holder of subordinate securities, is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates those VIEs.

The Company recognizes the interest income earned on the loans owned by the consolidated VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the consolidated VIEs on its consolidated statements of operations.

The Company’s investment in subordinate MBS included in its consolidated VIEs are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Interest income	$12,849	$1,899
Interest expense	$11,027	$168

	March 31, 2022	December 31, 2021
	(in thousands)
Loans at fair value	$1,822,533	$1,564,565
Asset-backed financings at fair value	$1,712,650	$1,469,999
Certificates retained at fair value pledged to secure Assets sold under agreements to repurchase	$99,363	$85,266

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

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified its Asset-backed financings at fair value and Interest-only security payable at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$236,468	$—	$—	$236,468
Mortgage-backed securities at fair value	—	3,070,330	—	3,070,330
Loans acquired for sale at fair value	—	1,684,420	24,325	1,708,745
Loans at fair value	—	1,822,533	3,949	1,826,482
Derivative assets:
Call options on interest rate futures purchase contracts	1,230	—	—	1,230
Put options on interest rate futures purchase contracts	65,358	—	—	65,358
Forward purchase contracts	—	7,597	—	7,597
Forward sale contracts	—	132,751	—	132,751
MBS put options	—	11,971	—	11,971
CRT derivatives	—	—	970	970
Interest rate lock commitments	—	—	1,649	1,649
Total derivative assets before netting	66,588	152,319	2,619	221,526
Netting	—	—	—	(143,703)
Total derivative assets after netting	66,588	152,319	2,619	77,823
Mortgage servicing rights at fair value	—	—	3,391,172	3,391,172
	$303,056	$6,729,602	$3,422,065	$10,311,020
Liabilities:
Asset-backed financings at fair value	$—	$1,712,650	$—	$1,712,650
Interest-only security payable at fair value	—	—	16,373	16,373
Derivative and credit risk transfer strip liabilities:
Put options on interest rate futures sale contracts	—	3,750	—	3,750
Forward purchase contracts	—	54,641	—	54,641
Forward sales contracts	—	12,886	—	12,886
CRT derivatives	—	—	9,019	9,019
Interest rate lock commitments	—	—	25,114	25,114
Total derivative liabilities before netting	—	71,277	34,133	105,410
Netting	—	—	—	(44,655)
Total derivative liabilities after netting	—	71,277	34,133	60,755
Credit risk transfer strips	—	—	68,595	68,595
Total derivative and credit risk transfer strip liabilities	—	71,277	102,728	129,350
	$—	$1,783,927	$119,101	$1,858,373

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$167,999	$—	$—	$167,999
Mortgage-backed securities at fair value	—	2,666,768	—	2,666,768
Loans acquired for sale at fair value	—	4,140,896	30,129	4,171,025
Loans at fair value	—	1,564,565	4,161	1,568,726
Derivative assets:
Call options on interest rate futures purchase contracts	2,828	—	—	2,828
Put options on interest rate futures purchase contracts	3,180	—	—	3,180
Forward purchase contracts	—	5,806	—	5,806
Forward sale contracts	—	6,307	—	6,307
MBS put options	—	3,662	—	3,662
Swaption purchase contracts	—	39	—	39
CRT derivatives	—	—	19,627	19,627
Interest rate lock commitments	—	—	3,897	3,897
Total derivative assets before netting	6,008	15,814	23,524	45,346
Netting	—	—	—	(11,108)
Total derivative assets after netting	6,008	15,814	23,524	34,238
Mortgage servicing rights at fair value	—	—	2,892,855	2,892,855
	$174,007	$8,388,043	$2,950,669	$11,501,611
Liabilities:
Asset-backed financings at fair value	$—	$1,469,999	$—	$1,469,999
Interest-only security payable at fair value	—	—	10,593	10,593
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	3,620	—	3,620
Forward sales contracts	—	13,782	—	13,782
CRT derivatives	—	—	663	663
Interest rate lock commitments	—	—	1,446	1,446
Total derivative liabilities before netting	—	17,402	2,109	19,511
Netting	—	—	—	(4,142)
Total derivative liabilities after netting	—	17,402	2,109	15,369
Credit risk transfer strips	—	—	26,837	26,837
Total derivative and credit risk transfer strip liabilities	—	17,402	28,946	42,206
	$—	$1,487,401	$39,539	$1,522,798

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended March 31, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	24,105	—	—	(28,144)	—	—	(4,039)
Repayments and sales	(29,498)	(654)	(21,165)	—	(17,763)	—	(69,080)
Amounts received pursuant to sales of loans	—	—	—	—	—	194,596	194,596
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(411)	442	(5,848)	(118,799)	(23,995)	303,721	155,110
	(411)	442	(5,848)	(118,799)	(23,995)	303,721	155,110
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	121,027	—	—	121,027
Balance, March 31, 2022	$24,325	$3,949	$(8,049)	$(23,465)	$(68,595)	$3,391,172	$3,319,337
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2022	$(229)	$66	$(27,049)	$(23,465)	$(41,758)	$303,721	$211,286

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	5,780
5,780
Balance, March 31, 2022	$16,373
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2022	$5,780

	Quarter ended March 31, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	15,898	—	—	—	(9,704)	—	—	6,194
Repayments and sales	(16,070)	(584)	(134,624)	(23,489)	—	(32,604)	—	(207,371)
Capitalization of interest	—	198	1,280	—	—	—	—	1,478
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	407,696	407,696
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	531	95	1,037	36,370	(275,515)	125,826	278,282	166,626
	531	95	1,037	36,370	(275,515)	125,826	278,282	166,626
Transfers:
Loans to REO	—	66	—	—	—	—	—	66
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	147,975	—	—	147,975
Balance, March 31, 2021	$34,234	$7,802	$—	$44,676	$(64,858)	$(109,570)	$2,441,214	$2,353,498
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2021	$337	$81	$—	$12,874	$(64,858)	$93,222	$278,282	$319,938

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	8,165
8,165
Balance, March 31, 2021	$18,922
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2021	$8,165

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	March 31, 2022			December 31, 2021
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,704,140	$1,704,707	$(567)	$4,166,177	$4,048,967	$117,210
90 or more days delinquent:
Not in foreclosure	4,605	5,183	(578)	4,848	5,801	(953)
In foreclosure	—	—	—	—	—	—
	4,605	5,183	(578)	4,848	5,801	(953)
	$1,708,745	$1,709,890	$(1,145)	$4,171,025	$4,054,768	$116,257
Loans at fair value:
Loans held in consolidated VIEs:
Current through 89 days delinquent	$1,819,997	$1,886,199	$(66,202)	$1,561,794	$1,514,575	$47,219
90 or more days delinquent:
Not in foreclosure	1,920	2,527	(607)	2,141	2,722	(581)
In foreclosure	616	809	(193)	630	809	(179)
	2,536	3,336	(800)	2,771	3,531	(760)
	1,822,533	1,889,535	(67,002)	1,564,565	1,518,106	46,459
Distressed loans:
Current through 89 days delinquent	781	1,338	(557)	782	1,455	(673)
90 or more days delinquent:
Not in foreclosure	1,207	2,713	(1,506)	1,181	3,824	(2,643)
In foreclosure	1,961	5,729	(3,768)	2,198	5,490	(3,292)
	3,168	8,442	(5,274)	3,379	9,314	(5,935)
	3,949	9,780	(5,831)	4,161	10,769	(6,608)
	$1,826,482	$1,899,315	$(72,833)	$1,568,726	$1,528,875	$39,851

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2022
	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(186,525)	$—	$—	$(1,411)	$(187,936)
Loans acquired for sale at fair value	—	(227,266)	—	—	(227,266)
Loans at fair value	(96,121)	—	—	(949)	(97,070)
Credit risk transfer strips	(23,995)	—	—	—	(23,995)
MSRs at fair value	—	—	303,721	—	303,721
	$(306,641)	$(227,266)	$303,721	$(2,360)	$(232,546)
Liabilities:
Interest-only security payable at fair value	$(5,780)	$—	$—	$—	$(5,780)
Asset-backed financings at fair value	89,174	—	—	(834)	88,340
	$83,394	$—	$—	$(834)	$82,560

	Quarter ended March 31, 2021
	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(71,117)	$—	$—	$(2,523)	$(73,640)
Loans acquired for sale at fair value	—	(106,664)	—	—	(106,664)
Loans at fair value	(2,250)	—	—	825	(1,425)
ESS at fair value	1,037	—	—	1,280	2,317
Credit risk transfer strips	125,826	—	—	—	125,826
MSRs at fair value	—	—	278,282	—	278,282
	$53,496	$(106,664)	$278,282	$(418)	$224,696
Liabilities:
Interest-only security payable at fair value	$(8,165)	$—	$—	$—	$(8,165)
Asset-backed financings at fair value	900	—	—	789	1,689
	$(7,265)	$—	$—	$789	$(6,476)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2022	$—	$—	$1,983	$1,983
December 31, 2021	$—	$—	$5,147	$5,147

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Real estate asset acquired in settlement of loans	$(148)	$(649)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

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

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	March 31, 2022		December 31, 2021
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,372,279	$2,354,174	$2,471,961	$2,480,842
Exchangeable senior notes	$544,100	$531,434	$502,459	$536,460

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight:

•

PFSI’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures.

•	PFSI’s Capital Markets Risk Management staff develops the fair value of the Company’s IRLCs which is reviewed by PFSI’s Capital Markets Operations group.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, investment and credit officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

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
•

For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to the loans held by the Company included in the VIEs.

•

Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:

•

Fair value for loans acquired for sale categorized as “Level 3” assets is estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

•

Fair value for distressed loans is estimated based on the expected resolution to be realized from the individual asset’s disposition strategy. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates.

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value
CRT derivatives
Assets	$970	$19,627
Liabilities	$9,019	$663
UPB of loans in reference pools	$6,791,035	$7,426,288
Key inputs (1)
Discount rate
Range	5.7% – 8.6%	3.3% – 5.9%
Weighted average	8.2%	5.7%
Voluntary prepayment speed (2)
Range	7.0% – 7.7%	12.6% – 13.1%
Weighted average	7.4%	12.7%
Involuntary prepayment speed (3)
Range	0.2% – 0.9%	(0.1)% – 0.8%
Weighted average	0.3%	0.1%
Remaining loss (recovery) expectation (4)
Range	0.3% – 0.6%	(0.1)% – 0.6%
Weighted average	0.3%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated MSR attributed to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLCs’ fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2022	December 31, 2021
Fair value (in thousands) (1)	$(23,465)	$2,451
Committed amount (in thousands)	$1,871,490	$2,092,129
Key inputs (2)
Pull-through rate
Range	54.8% – 100%	64.3% – 100%
Weighted average	91.4%	91.4%
MSR fair value expressed as:
Servicing fee multiple
Range	0.4 – 6.6	0.5 – 6.3
Weighted average	4.6	4.5
Percentage of UPB
Range	0.3% – 2.9%	0.3% – 2.7%
Weighted average	1.6%	1.5%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net (losses) gains on investments and financings, Net gains on loans acquired for sale, or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and Recourse Obligation. Together, the IO ownership interest and the Recourse Obligation comprise the CRT strips.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates derived from indications provided by the nonaffiliated brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. Therefore, the Company did not include adjustments relating to restrictions on the transfer of certificates in the fair value of the certificates as of March 31, 2022.

The Company assesses the indications of fair value it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net (losses) gains on investments and financings.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$68,595	$26,837
UPB of loans in the reference pools	$21,369,832	$23,382,619
Key inputs (1)
Discount rate
Range	4.8% – 8.6%	3.8% – 6.4%
Weighted average	8.1%	6.0%
Voluntary prepayment speed (2)
Range	7.8% – 10.7%	14.9% – 17.6%
Weighted average	8.2%	17.2%
Involuntary prepayment speed (3)
Range	0.4% – 1.3%	0.5% – 1.4%
Weighted average	0.5%	0.6%
Remaining loss expectation (4)
Range	0.4% – 1.4%	0.3% – 1.1%
Weighted average	0.6%	0.5%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

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

MSRs are generally subject to loss in fair value when returns required by market participants (pricing spreads) increase, when mortgage interest rates decrease, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2022	2021
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$194,596	$407,696
UPB of underlying loans	$11,929,172	$32,448,891
Weighted average annual servicing fee rate (in basis points)	31	26
Key inputs (1)
Pricing spread (2)
Range	5.8% – 7.8%	8.0% – 8.0%
Weighted average	6.6%	8.0%
Prepayment speed (3)
Range	6.0% – 9.0%	6.0% – 9.3%
Weighted average	8.4%	7.5%
Equivalent average life (in years)
Range	4.0 – 8.4	3.9 – 8.9
Weighted average	8.0	8.5
Annual per-loan cost of servicing
Range	$80 – $80	$81 – $81
Weighted average	$80	$81

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)

Through December 31, 2021, the Company applied pricing spreads to the forward rates implied by the United States Dollar London Inter-Bank Offered Rate (“LIBOR”) swap curve for purposes of discounting cash flows relating to MSRs. Effective January 1, 2022, the Company adopted the United States Treasury (“Treasury”) securities yield curve for purpose of discounting cash flows relating to MSRs. The change in reference rate did not have a significant effect on the Company’s estimates of fair value.

(3)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2022	December 31, 2021
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,391,172	$2,892,855
UPB of underlying loans	$219,017,091	$216,065,626
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.3%	3.0%
Key inputs (1)
Pricing spread (2)
Range	4.9% – 9.0%	6.0% – 8.0%
Weighted average	5.9%	7.2%
Effect on fair value of:
5% adverse change	$(45,375)	$(39,826)
10% adverse change	$(89,600)	$(78,613)
20% adverse change	$(174,758)	$(153,220)
Prepayment speed (3)
Range	6.9% – 21.5%	5.5% – 12.5%
Weighted average	7.8%	8.2%
Equivalent average life (in years)
Range	3.4 – 8.5	3.5 – 9.1
Weighted average	8.1	8.1
Effect on fair value of:
5% adverse change	$(54,398)	$(59,726)
10% adverse change	$(106,919)	$(117,162)
20% adverse change	$(206,727)	$(225,672)
Annual per-loan cost of servicing
Range	$78 – $80	$80 – $81
Weighted average	$80	$80
Effect on fair value of:
5% adverse change	$(19,465)	$(17,585)
10% adverse change	$(38,930)	$(35,169)
20% adverse change	$(77,859)	$(70,338)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)

Through December 31, 2021, the Company applied pricing spreads to the forward rates implied by the United States Dollar  LIBOR swap curve for purposes of discounting cash flows relating to MSRs. Effective January 1, 2022, the Company adopted the Treasury securities yield curve for purpose of discounting cash flows relating to MSRs. The change in reference rate did not have a significant effect on the Company’s estimates of fair value.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of quarter	$2,666,768	$2,213,922
Purchases	661,774	1,259,189
Sales	—	(1,300,653)
Repayments	(70,276)	(182,333)
Changes in fair value included in income arising from:
Amortization of net purchase premiums	(1,411)	(2,523)
Valuation adjustments	(186,525)	(71,117)
	(187,936)	(73,640)
Balance at end of quarter	$3,070,330	$1,916,485

Following is a summary of the Company’s investment in MBS:

	March 31, 2022
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$3,119,140	$88,744	$(250,828)	$2,957,056
Subordinate credit-linked securities	85,900	(75)	907	86,732
Senior non-Agency securities	29,491	(937)	(2,012)	26,542
	$3,234,531	$87,732	$(251,933)	$3,070,330

	December 31, 2021
	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$2,649,238	$82,938	$(65,408)	$2,666,768

(1)	All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at March 31, 2022 and December 31, 2021.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2022	December 31, 2021
	(in thousands)
Agency-eligible (1)	$1,394,676	$3,825,901
Held for sale to PLS — Government insured or guaranteed (2)	288,974	314,995
Home equity lines of credit	2,971	3,265
Commercial real estate	948	964
Jumbo	770	—
Repurchased pursuant to representations and warranties	20,406	25,900
	$1,708,745	$4,171,025
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,608,823	$4,007,377
Mortgage loan participation purchase and sale agreements	66,284	52,102
	$1,675,107	$4,059,479

(1)	Agency eligibility refers to loans’ eligibility for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to or with other investors.
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

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6 –Variable Interest Entities – Subordinate Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	March 31, 2022	December 31, 2021
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,761,201	$1,495,914
Fixed interest rate jumbo loans	61,332	68,651
	1,822,533	1,564,565
Distressed loans	3,949	4,161
	$1,826,482	$1,568,726
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,822,533	$1,564,565
Assets sold under agreements to repurchase	414	359
	$1,822,947	$1,564,924

(1)

As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At March 31, 2022 and December 31, 2021, $99.4 million and $85.3 million, respectively, of such retained certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2022	December 31, 2021
	(in thousands)
Derivative assets	$77,823	$34,238
	$77,823	$34,238

Derivative liabilities	$60,755	$15,369
Credit risk transfer strip liabilities	68,595	26,837
	$129,350	$42,206

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

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase loans acquired for sale; and
•

CRT Agreements whereby the Company retained a Recourse Obligation relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of IO ownership interests in such loans.

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

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s inventory of loans acquired for sale, IRLCs, MSRs and MBS.

The Company records all derivative and CRT strip assets and liabilities at fair value and records changes in fair value in current period income. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale to nonaffiliates and repayment of loans acquired for sale at fair value. Cash flows from derivative financial instruments relating to hedging of MSRs are included in Cash flows from investing activities.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,275,000	$1,230	$—	1,450,000	$2,828	$—
Put options on interest rate futures purchase contracts	4,545,000	65,358	—	1,775,000	3,180	—
Put options on interest rate futures sale contracts	125,000	—	3,750	—	—	—
Forward purchase contracts	7,819,164	7,597	54,641	6,945,340	5,806	3,620
Forward sale contracts	12,069,211	132,751	12,886	10,466,182	6,307	13,782
MBS put options	1,200,000	11,971	—	3,400,000	3,662	—
MBS call options	1,000,000	—	—	—	—	—
Swaption purchase contracts	—	—	—	2,200,000	39	—
Swap futures	—	—	—	1,425,100	—	—
Bond futures	1,806,800	—	—	181,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	6,791,035	970	9,019	7,426,288	19,627	663
Interest rate lock commitments	1,871,490	1,649	25,114	2,092,129	3,897	1,446
Total derivatives before netting		221,526	105,410		45,346	19,511
Netting		(143,703)	(44,655)		(11,108)	(4,142)
		$77,823	$60,755		$34,238	$15,369
Margin deposits received from derivative counterparties, net		$99,049			$6,965
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$970			$19,627

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of March 31, 2022 and December 31, 2021, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	March 31, 2022			December 31, 2021
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Subject to master netting arrangements:
Call options on interest rate futures purchase contracts	$1,230	$—	$1,230	$2,828	$—	$2,828
Put options on interest rate futures purchase contracts	65,358	—	65,358	3,180	—	3,180
Forward purchase contracts	7,597	—	7,597	5,806	—	5,806
Forward sale contracts	132,751	—	132,751	6,307	—	6,307
MBS put options	11,971	—	11,971	3,662	—	3,662
Swaption purchase contracts	—	—	—	39	—	39
Netting	—	(143,703)	(143,703)	—	(11,108)	(11,108)
	218,907	(143,703)	75,204	21,822	(11,108)	10,714
Not subject to master netting arrangements:
CRT derivatives	970	—	970	19,627	—	19,627
Interest rate lock commitments	1,649	—	1,649	3,897	—	3,897
	2,619	—	2,619	23,524	—	23,524
	$221,526	$(143,703)	$77,823	$45,346	$(11,108)	$34,238

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$970	$—	$—	$970	$19,627	$—	$—	$19,627
Interest rate lock commitments	1,649	—	—	1,649	3,897	—	—	3,897
RJ O’Brien & Associates, LLC	62,838	—	—	62,838	6,008	—	—	6,008
Bank of America, N.A.	7,033	—	—	7,033	1,958	—	—	1,958
Wells Fargo Securities, LLC	1,496	—	—	1,496	—	—	—	—
Jefferies & Company, Inc.	1,180	—	—	1,180	119	—	—	119
Federal National Mortgage Association	1,013	—	—	1,013	—	—	—	—
J.P. Morgan Securities LLC	—	—	—	—	2,085	—	—	2,085
Other	1,644	—	—	1,644	544	—	—	544
	$77,823	$—	$—	$77,823	$34,238	$—	$—	$34,238

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2022			December 31, 2021
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Subject to master netting arrangements:
Put options on interest rate futures sale contracts	$3,750	$—	$3,750	$—	$—	$—
Forward purchase contracts	54,641	—	54,641	3,620	—	3,620
Forward sales contracts	12,886	—	12,886	13,782	—	13,782
Netting	—	(44,655)	(44,655)	—	(4,142)	(4,142)
	71,277	(44,655)	26,622	17,402	(4,142)	13,260
Not subject to master netting arrangements:
CRT derivatives	9,019	—	9,019	663	—	663
Interest rate lock commitments	25,114	—	25,114	1,446	—	1,446
	105,410	(44,655)	60,755	19,511	(4,142)	15,369
Assets sold under agreements to repurchase:
UPB	5,094,835	—	5,094,835	6,674,541	—	6,674,541
Unamortized debt issuance costs	(2,135)	—	(2,135)	(2,651)	—	(2,651)
	5,092,700	—	5,092,700	6,671,890	—	6,671,890
	$5,198,110	$(44,655)	$5,153,455	$6,691,401	$(4,142)	$6,687,259

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	March 31, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$25,114	$—	$—	$25,114	$1,446	$—	$—	$1,446
CRT derivatives	9,019	—	—	9,019	663	—	—	663
Bank of America, N.A.	1,166,110	(1,166,110)	—	—	1,088,417	(1,088,417)	—	—
J.P. Morgan Securities LLC	1,001,910	(999,248)	—	2,662	726,762	(726,762)	—	—
Barclays Capital Inc.	722,786	(722,495)	—	291	1,086,104	(1,085,723)	—	381
Credit Suisse Securities (USA) LLC	718,759	(708,581)	—	10,178	832,610	(830,954)	—	1,656
Daiwa Capital Markets	503,227	(503,048)	—	179	495,973	(495,973)	—	—
RBC Capital Markets, L.P.	346,316	(346,316)	—	—	1,293,754	(1,293,754)	—	—
Goldman Sachs & Co. LLC	208,497	(207,389)	—	1,108	217,459	(212,580)	—	4,879
Citigroup Global Markets Inc.	136,345	(131,170)	—	5,175	131,312	(129,016)	—	2,296
Amherst Pierpont Securities LLC	111,425	(111,425)	—	—	125,090	(125,090)	—	—
Wells Fargo Securities, LLC	84,998	(84,998)	—	—	106,088	(104,674)	—	1,414
BNP Paribas	81,750	(81,008)	—	742	171,185	(171,185)	—	—
Morgan Stanley & Co. LLC	37,148	(33,047)	—	4,101	412,321	(410,413)	—	1,908
Other	2,186	—	—	2,186	726	—	—	726
	$5,155,590	$(5,094,835)	$—	$60,755	$6,689,910	$(6,674,541)	$—	$15,369

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statement of operations line	2022	2021
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(25,916)	$(137,243)
CRT derivatives	Net (losses) gains on investments and financings	$(5,848)	$36,370
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$251,899	$297,476
Mortgage servicing rights	Net loan servicing fees	$(163,802)	$(374,403)
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net (losses) gains on investments and financings	$—	$(24)

(1)

Represents net change in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	March 31, 2022	December 31, 2021
	(in thousands)
Currently unrestricted	$(68,595)	$5,978
To maturity	—	(32,815)
	$(68,595)	$(26,837)

(1)

Through December 31, 2021, the terms of the agreement underlying the CRT securities restricted sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance. The restriction on sales was removed during the quarter ended March 31, 2022.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Balance at beginning of quarter	$2,892,855	$1,755,236
MSRs resulting from loan sales	194,596	407,696
Changes in fair value:
Due to changes in inputs used in valuation model (1)	392,640	337,667
Other changes in fair value (2)	(88,919)	(59,385)
	303,721	278,282
Balance at end of quarter	$3,391,172	$2,441,214

	March 31, 2022	December 31, 2021
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,352,952	$2,863,544

(1)	Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB for underlying loan inputs.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Contractually-specified servicing fees	$146,885	$116,287
Ancillary and other fees:
Late charges	612	412
Other	8,502	15,833
	9,114	16,245
	$155,999	$132,532
Average MSR servicing portfolio	$217,692,169	$177,161,626

Note 13— Other Assets

Other assets are summarized below:

	March 31, 2022	December 31, 2021
	(in thousands)
Margin deposits	$90,974	$193,418
Correspondent lending receivables	54,141	27,539
Interest receivable	13,428	15,168
Real estate acquired in settlement of loans	11,719	14,382
Servicing fees receivable	10,473	16,756
Other receivables	4,215	15,299
Other	12,239	3,737
	$197,189	$286,299
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$6,204	$7,293

Note 14— Short-Term Borrowings

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2022.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	1.06%	1.60%
Average balance	$4,999,896	$5,971,290
Total interest expense	$15,571	$28,659
Maximum daily amount outstanding	$7,405,436	$7,208,807

(1)	Excludes the effect of amortization of debt issuance costs of $2.5 million and $5.2 million for the quarters ended March 31, 2022 and 2021, respectively.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance
Funded under committed facilities	$4,775,890	$5,799,975
Funded under uncommitted facilities	318,945	874,566
	5,094,835	6,674,541
Unamortized debt issuance costs	(2,135)	(2,651)
	$5,092,700	$6,671,890
Weighted average interest rate	1.23%	1.08%
Available borrowing capacity (1):
Committed	$1,211,221	$289,436
Uncommitted	6,031,056	4,875,433
	$7,242,277	$5,164,869
Margin deposits placed with counterparties included in Other assets	$44,153	$67,997
Assets securing agreements to repurchase:
Mortgage-backed securities	$3,070,330	$2,666,768
Loans acquired for sale at fair value	$1,608,823	$4,007,377
Loans at fair value:
Certificates retained in asset-backed financings	$99,363	$85,266
Distressed	$414	$359
Deposits securing CRT arrangements	$102,027	$—
MSRs (2)	$1,836,018	$1,598,090
Servicing advances	$64,852	$93,455
Real estate acquired in settlement of loans	$6,204	$7,293

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged as collateral under both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2022	Unpaid principal balance
(in thousands)
Within 30 days	$3,204,520
Over 30 to 90 days	1,118,999
Over 90 days to 180 days	346,316
Over 180 days to 1 year	425,000
$5,094,835
Weighted average maturity (in months)	2.2

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2022:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Bank of America, N.A.	$10,622	April 18, 2022	June 7, 2023
Barclays Capital Inc.	$25,760	June 21, 2022	November 3, 2022
JPMorgan Chase & Co.	$2,478	May 24, 2022	June 6, 2023
Citibank, N.A.	$8,196	June 7, 2022	August 10, 2023
Credit Suisse First Boston Mortgage Capital LLC	$21,555	June 21, 2022	March 31, 2023
RBC Capital Markets, L.P.	$15,239	July 19, 2022	February 10, 2023
Goldman Sachs & Co. LLC	$8,130	June 22, 2022	December 23, 2022
Morgan Stanley & Co. LLC	$3,733	June 4, 2022	January 3, 2024
BNP Paribas Corporate & Institutional Banking	$2,439	June 19, 2022	July 31, 2023
Wells Fargo Securities, LLC	$1,704	June 15, 2022	November 17, 2023

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$43,672	April 15, 2022
Barclays Capital Inc.	$14,045	April 12, 2022
JPMorgan Chase & Co.	$29,054	April 16, 2022
Citibank, N.A.	$16,691	April 28, 2022
Daiwa Capital Markets America Inc.	$15,670	April 22, 2022
Amherst Pierpont Securities LLC	$4,953	April 18, 2022

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$34,627	April 29, 2022

Mortgage Loan Participation Purchase and Sale Agreement

One of the borrowing facilities secured by loans acquired for sale is in the form of mortgage loan participation purchase and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended March 31,
	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	1.64%	1.38%
Average balance	$35,809	$39,162
Total interest expense	$176	$164
Maximum daily amount outstanding	$88,633	$82,571

(1)	Excludes the effect of amortization of debt issuance costs of $31,000 for the quarters ended March 31, 2022 and 2021.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Amount outstanding	$65,725	$49,988
Unamortized debt issuance costs	(26)	—
	$65,699	$49,988
Weighted average interest rate	1.83%	1.48%
Loans acquired for sale pledged to secure Mortgage loan participation purchase and sale agreements	$66,284	$52,102

Note 15— Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

The Company, through its indirect subsidiary, PMT CREDIT RISK TRANSFER TRUST, issued term notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the CRT term notes rank pari passu with each other.

Following is a summary of the secured CRT term notes issued:

			Unpaid	Annual	Maturity date
Term notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
2021 1R	March 04, 2021	$659,156	$350,557	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	264,301	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	75,356	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	71,556	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	216,940	2.75%	May 29, 2023	May 29, 2025
			$978,710

(1)	Spread over one-month LIBOR.
(2)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the term notes under the conditions specified in the respective agreements.

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

During March 2021, the Company, through PMC and PMH, terminated a loan and security agreement entered into on February 1, 2018, pursuant to which PMC and PMH could finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and transferred from PMC to PMH from time to time) relating to loans pooled into Freddie Mac securities, and entered into a similar borrowing arrangement with Citibank, N.A. The aggregate loan amount available under the loan and security agreement with Citibank, N.A. increased to $1 billion from $700 million, bears interest at a rate equal to SOFR plus 3.36% per year, and will mature on June 30, 2022. Advances under the loan and security agreement are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended March 31,
	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	3.14%	3.14%
Average balance	$2,438,773	$2,260,721
Total interest expense	$20,366	$18,599
Maximum daily amount outstanding	$2,601,767	$3,180,115

(1)	Excludes the effect of amortization of debt issuance costs of $1.5 million and $1.1 million for the quarters ended March 31, 2022 and 2021, respectively.
	March 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Amount outstanding
CRT term notes	$978,710	$1,204,636
2021-FT1 Notes	350,000	350,000
Freddie Mac loan and security agreement	600,000	475,000
2018-FT1 Notes	450,000	450,000
	2,378,710	2,479,636
Unamortized debt issuance costs	(6,431)	(7,675)
	$2,372,279	$2,471,961
Weighted average interest rate	3.29%	3.02%
Assets securing notes payable:
MSRs (1)	$3,352,952	$2,863,544
CRT Agreements:
Deposits securing CRT arrangements	$1,434,835	$1,704,911
Derivative assets	$970	$19,627

(1)

Beneficial interests in Freddie Mac and Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Exchangeable Senior Notes

On March 5 and March 9, 2021, PMC issued $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”) in a private offering. The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date.

On November 4 and November 19, 2019, PMC issued $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date.

The 2026 Exchangeable Notes and the 2024 Exchangeable Notes each bear interest at 5.50% per year, payable semiannually, are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025 (in the case of the 2026 Exchangeable Notes) and August 1, 2024 (in the case of the 2024 Exchangeable Notes). The exchange rates are equal to 46.1063 and 40.101 common shares per $1,000 principal amount of the 2026 Exchangeable Notes and 2024 Exchangeable Notes, respectively, and are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Average balance	$529,542	$298,554
Weighted average interest rate (1)	5.84%	7.01%
Interest expense:
Coupon	$7,631	$4,230
Amortization of:
Conversion options (2)	—	927
Issuance costs	689	385
	$8,320	$5,542

	March 31, 2022	December 31, 2021
	(in thousands)
Carrying value:
UPB	$555,000	$555,000
Conversion option allocated to Additional paid-in capital (2)	—	(40,952)
Unamortized debt issuance costs	(10,900)	(11,589)
	(10,900)	(52,541)
	$544,100	$502,459

(1)	Excludes the effect of amortization of debt issuance and conversion option costs.
(2)

As discussed in Note 2 ‒ Basis of Presentation and Accounting Change ‒ Accounting Change, the Company adopted ASU 2020‑06 effective January 1, 2022. As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized amortization of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended March 31,
	2022	2021
	(dollars in thousands)
Average balance	$1,460,610	$120,415
Total interest expense	$11,027	$168
Weighted average interest rate (1)	3.29%	3.22%

(1)	Excludes the effect of net debt issuance cost of $834,000 and $789,000 for the quarters ended March 31, 2022 and 2021, respectively.
	March 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$1,712,650	$1,469,999
UPB	$1,787,300	$1,442,379
Weighted average interest rate	3.18%	3.18%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the certificates.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended March 31,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,378,710	$1,011,213	$1,017,497	$—	$350,000	$—	$—
Exchangeable senior notes	555,000	—	—	210,000	345,000	—	—
Asset-backed financings at fair value (2)	1,787,300	—	—	—	—	—	1,787,300
Interest-only security payable at fair value (2)	16,373	—	—	—	—	—	16,373
Total	$4,737,383	$1,011,213	$1,017,497	$210,000	$695,000	$—	$1,803,673

(1)	Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturities do not reflect expected repayments as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Balance, beginning of quarter	$40,249	$21,893
Provision for losses:
Pursuant to loan sales	1,317	8,513
Reduction in liability due to change in estimate	(1,165)	(1,424)
Losses incurred, net	(176)	(15)
Balance, end of quarter	$40,225	$28,967
UPB of loans subject to representations and warranties at end of quarter	$217,466,262	$177,595,762

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2022
(in thousands)
Commitments to purchase loans acquired for sale	$1,871,490

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

Cessation of the LIBOR Index

The Company is involved in both lending and financing transactions that use the LIBOR index to establish the applicable interest or dividend rates. It has been announced that this index will no longer be published. The Company services LIBOR-based adjustable rate mortgages for which the underlying mortgage notes incorporate fallback provisions. The Company also has certain debt agreements and preferred shares of beneficial interest that have not yet transitioned from LIBOR to a replacement index but contain replacement provisions related to the transition from LIBOR. The Company cannot anticipate whether the response of borrowers, note holders or preferred shareholders to the adoption of the replacement indices adopted by the Company will result in future losses to PMT.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:
Preferred						Dividends per share, quarter ended March 31,
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2022	2021
Fixed-to-floating rate cumulative redeemable preferred		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
Fixed-rate cumulative redeemable preferred
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

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

The Company’s Series C Fixed Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series C Preferred Shares” together with the Series A Preferred Shares and Series B Preferred Shares, the “Preferred Shares”) pay cumulative dividends at a fixed rate of 6.75% per year based on the $25.00 per share liquidation preference.

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its common shares, all of which were available for issuance as of March 31, 2022.

Common Share Repurchase Program

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million. Under the program, as amended, the Company may repurchase up to $400 million of its outstanding common shares.

The following table summarizes the Company’s common share repurchase activity:

	Quarter ended March 31,		Cumulative
	2022	2021	total (1)
	(in thousands)
Common shares repurchased	1,974	—	22,571
Cost of common shares repurchased	$31,829	$—	$342,576

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2022.

Note 19— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(186,525)	$(71,117)
Loans at fair value:
Held in VIEs	(96,564)	(2,345)
Distressed	443	95
CRT arrangements	(35,623)	154,031
Asset-backed financings at fair value	89,174	900
Hedging derivatives	—	(24)
	(229,095)	81,540
From PFSI ‒ ESS	—	1,651
	$(229,095)	$83,191

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Sales of loans	$(439,788)	$(592,789)
Hedging activities	338,102	463,276
	(101,686)	(129,513)
Non‒cash gain:
Receipt of MSRs in mortgage loan sale transactions	194,596	407,696
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(1,317)	(8,513)
Reduction of liability due to change in estimate	1,165	1,424
	(152)	(7,089)
Change in fair value of loans and derivatives
IRLCs	(25,916)	(137,243)
Loans	22,018	83,223
Hedging derivatives	(86,203)	(165,800)
	(90,101)	(219,820)
	104,343	180,787
Total from nonaffiliates	2,657	51,274
From PFSI ‒ cash gain	1,296	1,738
	$3,953	$53,012

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$403	$225
Mortgage-backed securities	14,400	8,286
Loans acquired for sale at fair value	19,248	22,908
Loans at fair value:
Held in VIEs	12,849	1,899
Distressed	174	253
Deposits securing CRT arrangements	222	168
Placement fees relating to custodial funds	3,709	2,532
Other	58	38
	51,063	36,309
From PFSI ‒ ESS	—	1,280
	51,063	37,589
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	15,571	28,659
Mortgage loan participation purchase and sale agreements	176	164
Notes payable secured by credit risk transfer and mortgage servicing assets	20,366	18,599
Exchangeable senior notes	8,320	5,542
Asset-backed financings at fair value	11,027	168
Interest shortfall on repayments of loans serviced for Agency securitizations	7,042	22,040
Interest on loan impound deposits	1,012	749
	63,514	75,921
To PFSI ‒ Assets sold under agreement to repurchase	—	387
	63,514	76,308
Net interest expense	$(12,451)	$(38,719)

Note 22—Share-Based Compensation

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Grants:
Restricted share units	128	101
Performance share units	99	84
	227	185
Grant date fair value:
Restricted share units	$2,006	$1,917
Performance share units	1,551	1,602
	$3,557	$3,519
Vestings:
Restricted share units	78	100
Performance share units (1)	41	37
	119	137
Forfeitures:
Restricted share units	—	—
Performance share units	9	—
	9	—
Compensation expense relating to share-based grants	$1,029	$1,738

(1)	The actual number of performance-based RSUs that vested during the quarter ended March 31, 2022 was 39,000 common shares, which is 96% of the originally granted performance-based RSUs.
	March 31, 2022
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	221	171
Grant date average fair value per unit	$17.33	$17.31

Note 23—Income Taxes

The Company’s effective tax rate was 205.9% with consolidated pretax income of $18.1 million for the quarter ended March 31, 2022. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $37.9 million on pretax income of $272.8 million for the quarter ended March 31, 2022. The TRS income was primarily due to increases in MSR fair values. For the same period in 2021, the TRS recognized a tax expense of $19.4 million on pretax income of $88.1 million. The Company’s reported consolidated pretax income was $91.0 million for the quarter ended March 31, 2021. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2022, the valuation allowance was decreased to $6.8 million from the $34.1 million valuation allowance recorded at December 31, 2021 as the result of GAAP income at the TRS for the quarter ended March 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Note 24—Earnings Per Common Share

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

As discussed in Note 2 ‒ Basis of Presentation and Accounting Change ‒ Accounting Change, PMC issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. Through December 31, 2021, based on the Company’s intention to cash settle the Exchangeable Notes, the effect of conversion of the Exchangeable Notes was excluded from diluted earnings (losses) per common share. Effective January 1, 2022, the Company adopted ASU 2020-06, which requires inclusion of the common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per common share calculation when the effect of such inclusion is dilutive to earnings per common share.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2022	2021
	(in thousands except per share amounts)
Net (loss) income	$(19,129)	$71,603
Dividends on preferred shares	(10,455)	(6,234)
Effect of participating securities‒share-based compensation awards	(104)	(120)
Net (loss) income attributable to common shareholders	$(29,688)	$65,249
Weighted average basic shares outstanding	94,146	97,892
Dilutive securities‒shares issuable under share-based compensation plan	—	211
Diluted weighted average shares outstanding	94,146	98,103
Basic (loss) earnings per share	$(0.32)	$0.67
Diluted (loss) earnings per share	$(0.32)	$0.67

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Shares issuable under share-based compensation plan	133	11
Shares issuable pursuant to exchange of the exchangeable senior notes	24,328	—

Note 25—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$304,178	$—	$—	$304,178
Net (losses) gains on investments and financings	(44,905)	(184,190)	—	—	(229,095)
Net gains on loans acquired for sale	(4)	—	3,957	—	3,953
Net interest expense:
Interest income	2,058	29,110	19,181	714	51,063
Interest expense	10,128	41,685	11,560	141	63,514
	(8,070)	(12,575)	7,621	573	(12,451)
Other	288	—	14,966	—	15,254
	(52,691)	107,413	26,544	573	81,839
Expenses:
Loan servicing fees and fulfillment payable to PFSI	59	21,029	16,754	—	37,842
Management fees	—	—	—	8,117	8,117
Other	3,211	2,175	5,212	7,224	17,822
	3,270	23,204	21,966	15,341	63,781
Pretax (loss) income	$(55,961)	$84,209	$4,578	$(14,768)	$18,058
Total assets at end of quarter	$1,747,763	$8,387,313	$1,812,210	$440,229	$12,387,515

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$50,045	$—	$—	$50,045
Net (losses) gains on investments and financings	154,271	(71,080)	—	—	83,191
Net gains on loans acquired for sale	(1)	—	53,013	—	53,012
Net interest expense:
Interest income	650	13,516	22,797	626	37,589
Interest expense	17,261	37,316	21,731	—	76,308
	(16,611)	(23,800)	1,066	626	(38,719)
Other	888	—	52,980	—	53,868
	138,547	(44,835)	107,059	626	201,397
Expenses:
Loan servicing fees and fulfillment payable to PFSI	137	18,955	60,836	—	79,928
Management fees	—	—	—	8,449	8,449
Other	4,150	812	10,646	6,384	21,992
	4,287	19,767	71,482	14,833	110,369
Pretax income (loss)	$134,260	$(64,602)	$35,577	$(14,207)	$91,028
Total assets at end of quarter	$2,772,111	$4,739,849	$4,796,564	$213,730	$12,522,254

Note 26—Regulatory Capital and Liquidity Requirements

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

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

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2022	$1,173,125	$559,717	19%	6%	$97,626	$75,714
December 31, 2021	$938,218	$557,229	12%	6%	$108,536	$74,771

(1)	Calculated in accordance with the Agencies’ requirements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements and the related notes of PennyMac Mortgage Investment Trust (“PMT”) included within this Quarterly Report on Form 10-Q (this “Report”).

Statements contained in this Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Report and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Report are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Report to the words “we,” “us,” “our” and the “Company” refer to PMT and its affiliates.

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements and CRT strips that absorb credit losses on certain of the loans we sold. We also invest in Agency MBS and senior non-Agency MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

During the quarter ended March 31, 2022, we purchased newly originated prime credit quality residential loans with fair values totaling $23.3 billion as compared to $53.2 billion for the quarter ended March 31, 2021, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the Veterans Administration or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the quarter ended March 31, 2022, we received sourcing fees totaling $1.3 million, relating to $12.7 billion in UPB of loans that we sold to PLS.

We operate our business in four segments: Correspondent production, Interest rate sensitive strategies, Credit sensitive strategies and our Corporate operations as described below.

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label non-Agency securitizations, and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$11,985,961	$33,318,157
To PennyMac Financial Services, Inc.	13,160,768	18,420,614
	$25,146,729	$51,738,771
Net gains on loans acquired for sale	$3,953	$53,012
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$194,596	$407,696
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	23,485	—
Total investments resulting from correspondent activities	$218,081	$407,696

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter ended March 31, 2022, we received approximately $194.6 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.4 billion of MSRs at fair value at March 31, 2022.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased approximately $661.8 million of MBS during the quarter ended March 31, 2022. We held MBS with fair values totaling approximately $3.1 billion at March 31, 2022.

Credit Sensitive Investments

CRT Arrangements

At present, we are no longer creating new CRT investments as the Federal Housing Finance Agency (“FHFA”) instructed the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to gradually wind down new front-end lender risk share transactions such as CRT investments as of the end of 2020. During the quarter ended March 31, 2022, we recognized investment losses of approximately $35.4 million relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and interest-only security payable) totaling approximately $1.4 billion at March 31, 2022.

Securities Backed by Loans Secured by Investment Properties

Beginning in the quarter ended June 30, 2021, the Company purchased or retained approximately $94.6 million of subordinate MBS backed by loans secured by investment properties sourced from the Company’s conventional correspondent production activities. The subordinate MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate MBS since they are the first securities to absorb credit losses relating to the underlying loans.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $1.8 billion on our consolidated balance sheet as of March 31, 2022.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and ESS), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended March 31,
	2022	2021
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(186,525)	$(71,117)
Loans:
Held in variable interest entities	(96,564)	(2,345)
Distressed	384	84
ESS	—	1,651
CRT arrangements	(74,587)	97,931
Asset-backed financings at fair value	89,174	900
	(268,118)	27,104
Net gains on loans acquired for sale (1)	104,343	180,787
Net loan servicing fees—MSR valuation adjustments	303,721	278,282
Net interest income—Capitalization of interest pursuant to loan modifications	—	198
	$139,946	$486,371
Net investment income	$81,839	$201,397
Non-cash items as a percentage of net investment income	171%	241%

(1)	Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at period end.

We receive or pay cash relating to:

•	Our investment in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities or from the sale of the investment;
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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2022	2021
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$81,839	$201,397
Expenses	63,781	110,369
Pretax income	18,058	91,028
Provision for income taxes	37,187	19,425
Net (loss) income	(19,129)	71,603
Dividends on preferred shares	10,455	6,234
Net (loss) income attributable to common shareholders	$(29,584)	$65,369
Pretax (loss) income by segment:
Credit sensitive strategies	$(55,961)	$134,260
Interest rate sensitive strategies	84,209	(64,602)
Correspondent production	4,578	35,577
Corporate	(14,768)	(14,207)
	$18,058	$91,028
Annualized return on average common shareholder's equity	(6.8)%	12.8%
(Loss) earnings per common share:
Basic	$(0.32)	$0.67
Diluted	$(0.32)	$0.67
Dividends per common share	$0.47	$0.47
	March 31, 2022	December 31, 2021
Total assets	$12,387,515	$13,772,708
Book value per common share	$17.87	$19.05
Closing price per common share	$16.89	$17.33

Due to significant inflationary pressures, the U.S. Federal Reserve raised the Federal Funds rate in the first quarter of 2022 and is expected to continue to raise interest rates through the year as well as reduce the federal government’s overall portfolio of Treasury and mortgage-backed securities. These resulting mortgage interest rate increases are expected to drive a decline in the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast range from $2.6 trillion to $3.1 trillion for 2022 according to leading economists. These lower overall projected mortgage transaction volumes and higher interest rates are expected to drive a decrease in our mortgage production activities and increase competition in the mortgage production business year over year, while also leading to declines in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021.

Due to certain capital rules, the Government-Sponsored Entities (“GSEs”) have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the GSEs as compared to individual loans delivered by third party mortgage lenders directly to the GSEs’ cash windows without the assistance of a loan aggregator. To the extent the GSEs increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Our results of operations decreased by $90.7 million during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021, reflecting the effect of declines in CRT-related investments valuation, gains on loans held for sale and loan origination fees, partially offset by the improved fair value performance of our MSR investments. The decrease in pretax results is summarized below:

•

A $189.7 million decrease in net gains on our CRT arrangements as credit spreads widened due to macroeconomic uncertainty as compared to the quarter ended March 31, 2021, which reflected the continuing recovery during the prior period from the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements.

•

An increase in net servicing fees of $254.1 million caused by positive fair value changes in our investment in MSRs and hedging results and a $115.4 million decrease in gains on MBS, due to sharply increasing interest rates, as well as an $11.2 million decrease in net interest expense in our interest rate sensitive strategies segment.

•

Decreases in both production volume and in our gain on sale margins during the quarter ended March 31, 2022, reflecting the effect of increasing interest rates on loan demand in our correspondent lending segment.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Net loan servicing fees	$304,178	$50,045
Net (losses) gains on investments and financings	(229,095)	83,191
Net gains on loans acquired for sale	3,953	53,012
Net loan origination fees	14,774	52,902
Net interest expense	(12,451)	(38,719)
Other	480	966
	$81,839	$201,397

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Loan servicing fees	$155,999	$132,532
Effect of MSRs and hedging results	148,179	(82,487)
Net loan servicing fees	$304,178	$50,045

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Contractually-specified servicing fees	$146,885	$116,287
Ancillary and other fees:
Late charges	612	412
Other	8,502	15,833
	9,114	16,245
	$155,999	$132,532
Average MSR servicing portfolio	$217,692,169	$177,161,626

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

The change in contractually-specified fees for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio. The changes in other loan servicing fees for the same comparative period is due primarily to a decrease in the volume of fees charged to correspondent lenders for loans repaid shortly after purchase as the result of the significant volume of refinancing activity experienced in the first part of 2021.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(88,919)	$(59,385)
Changes in valuation inputs used in valuation model	392,640	337,667
	303,721	278,282
Hedging results	(163,802)	(374,403)
Total change in fair value of mortgage servicing rights and hedging results	139,919	(96,121)
Recapture income from PFSI	8,260	13,634
	$148,179	$(82,487)
Average balance of MSRs	$3,158,711	$2,114,176

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter ended March 31, 2022, realization of cash flows increased primarily due to the significant growth of our investment in MSRs as compared to the quarter ended March 31, 2021.

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter ended March 31, 2022 reflect the effects of expectations for slower future prepayments of the underlying loans as a result of increasing interest rates during the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarters ended March 31, 2022 and 2021. The loss from hedging activities decreased during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to the higher hedging cost as a result of market volatility during the quarter ended March 31, 2021.

The decrease in loan servicing fees from PFSI reflects the increase in refinancing activity in our MSR portfolio during the quarter ended March 31, 2022, as compared to 2021. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	March 31, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$218,888,841	$215,927,495
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,196,634	$1,148,542
90 or more days delinquent:
Not in foreclosure	$1,092,377	$1,726,488
In foreclosure	$64,636	$36,658
Bankruptcy	$126,619	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$216,706	$169,654
90 days or more	$481,090	$614,882
Custodial funds managed by the Company (2)	$3,293,190	$3,823,527

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(186,525)	$(71,117)
Loans at fair value:
Held in VIEs	(96,564)	(2,345)
Distressed	443	95
CRT arrangements	(35,623)	154,031
Asset-backed financings at fair value	89,174	900
Hedging derivatives	—	(24)
	(229,095)	81,540
From PFSI—ESS	—	1,651
	$(229,095)	$83,191

The decrease in net gains on investments for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021, was caused primarily by increased losses from our investments in CRT arrangements and MBS.

Mortgage-Backed Securities

During the quarter ended March 31, 2022, we recognized net valuation losses of $186.5 million, as compared to $71.1 million for the same period in 2021. The losses recognized reflect more significant increases in interest rates during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a net loss of $7.4 million during the quarter ended March 31, 2022, as compared to a net loss of $1.4 million during the quarter ended March 31, 2021. The net loss during the quarter ended March 31, 2022 reflects the effect of increasing interest rates during the quarter ended March 31, 2022.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
Derivative and CRT strips:
CRT derivatives:
Realized	$21,201	$23,496
Valuation changes	(27,049)	12,874
	(5,848)	36,370
CRT strips:
Realized	17,763	32,604
Valuation changes	(41,758)	93,222
	(23,995)	125,826
Interest-only security payable at fair value	(5,780)	(8,165)
	(35,623)	154,031
Interest income — Deposits securing CRT arrangements	222	168
	$(35,401)	$154,199

Net recoveries received to settle reversal of previously recognized losses on CRT arrangements	$15,973	$13,343

	March 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(8,049)	$18,964
CRT strips	(68,595)	(26,837)
	$(76,644)	$(7,873)

Deposits securing CRT arrangements	$1,536,862	$1,704,911
Interest-only security payable at fair value	$16,373	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$970	$19,627
Deposits securing CRT arrangements (1)	$1,536,862	$1,704,911

UPB of loans underlying CRT arrangements	$28,160,867	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$27,394,812	$29,581,803
30-89 days delinquent	$312,851	$349,291
90-180 days delinquent	$108,762	$120,775
180 or more days delinquent	$328,506	$748,576
Foreclosure	$15,936	$8,462
Bankruptcy	$59,008	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$59,269	$44,015
90-180 days delinquent	$47,796	$57,815
180 or more days delinquent	$86,112	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $77.6 million and $27.5 million in CRT strip and CRT derivative liabilities at March 31, 2022 and December 31, 2021, respectively.

(2)

Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid Relief, and Economic Security Act (“CARES Act”).

The performance of our investments in CRT arrangements during the quarter ended March 31, 2022 reflects credit spread widening (an increase in the interest rate demanded by investors for instruments over those that are considered “risk free”) for CRT securities in the credit markets. This contrasts with CRT investments’ gains during the quarter ended March 31, 2021, which reflects a decrease in credit spread as the credit markets continued to recover from the dislocation experienced during the first quarter of 2020 as a result of the onset of the COVID-19 pandemic.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale is summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(439,788)	$(592,789)
Hedging activities	338,102	463,276
	(101,686)	(129,513)
Non-cash gain:
Receipt of MSRs in loan sale transactions	194,596	407,696
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,317)	(8,513)
Reduction in liability due to change in estimate	1,165	1,424
	(152)	(7,089)
Change in fair value during the quarter of financial instruments:
IRLCs	(25,916)	(137,243)
Loans	22,018	83,223
Hedging derivatives	(86,203)	(165,800)
	(90,101)	(219,820)
	104,343	180,787
Total from nonaffiliates	2,657	51,274
From PFSI—cash	1,296	1,738
	$3,953	$53,012

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$10,194,318	$33,997,819
Acquisition of loans for sale (UPB):
To nonaffiliates	$9,769,262	$36,486,241
To PFSI	12,730,330	18,412,062
	$22,499,592	$54,898,303

The changes in gain on loans acquired for sale during the quarter ended March 31, 2022, as compared to the same period in 2021, reflect the effect of rising interest rates on demand for mortgage loans and on gain on sale margins.

Non-cash elements of gain on sale of loans

Interest Rate Lock Commitments

Our net gain on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on sale before we purchase the loans. This gain is reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gains on sale of loans acquired for sale. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.3 million and $8.5 million for the quarters ended March 31, 2022 and 2021, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Indemnification activity unpaid principal balance ("UPB"):
Loans indemnified at beginning of quarter	$2,782	$4,583
New indemnifications	—	—
Less: Indemnified loans repaid or refinanced	—	887
Loans indemnified at end of quarter	$2,782	$3,696
Indemnified loans indemnified by correspondent lenders at end of quarter	$1,112	$1,497
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$213	$213
Repurchase activity (UPB):
Loans repurchased	$24,234	$16,094
Less:
Loans repurchased by correspondent sellers	16,844	8,047
Loans resold or repaid by borrowers	11,172	6,264
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$(3,782)	$1,783
Net losses charged to liability for representations and warranties	$176	$15
At end of quarter:
Loans subject to representations and warranties	$217,466,262	$177,595,762
Liability for representations and warranties	$40,225	$28,967

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

We record adjustments to our liability for losses on representations and warranties as economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us. Such adjustments may be material to our financial position and results of operations in future periods.

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.2 million reduction in liability for representations and warranties during the quarter ended March 31, 2022 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter ended March 31, 2022, as compared to the same period in 2021, reflects a decrease in our purchases of loans with delivery fees.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31, 2022			Quarter ended March 31, 2021
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$403	$241,963	0.67%	$225	$274,857	0.33%
Mortgage-backed securities	14,400	2,815,409	2.05%	8,286	2,006,195	1.65%
Loans acquired for sale at fair value	19,248	2,129,668	3.62%	22,908	3,618,980	2.53%
Loans at fair value:
Held by variable interest entities	12,849	1,555,874	3.30%	1,899	129,122	5.88%
Distressed	174	4,065	17.12%	253	7,805	12.97%
	13,023	1,559,939	3.34%	2,152	136,927	6.29%
ESS from PFSI	—	—	—	1,280	87,451	5.85%
Deposits securing CRT arrangements	222	1,665,568	0.05%	168	2,743,862	0.02%
	47,296	8,412,547	2.25%	35,019	8,868,272	1.58%
Placement fees relating to custodial funds	3,709			2,532
Other	58			38
	51,063	$8,412,547	2.43%	37,589	$8,868,272	1.70%
Liabilities:
Assets sold under agreements to repurchase	$15,571	$4,999,896	1.25%	$28,659	$5,971,290	1.92%
Mortgage loan participation purchase and sale agreements	176	35,809	1.97%	164	39,162	1.68%
Notes payable secured by credit risk transfer and mortgage servicing assets	20,366	2,438,773	3.34%	18,599	2,260,721	3.29%
Exchangeable senior notes	8,320	529,542	6.28%	5,542	298,554	7.43%
Asset-backed financings at fair value	11,027	1,460,610	3.02%	168	120,415	0.56%
Assets sold to PFSI under agreement to repurchase	—	—	—	387	52,803	2.93%
	55,460	9,464,630	2.34%	53,519	8,742,945	2.45%
Interest shortfall on repayments of loans serviced for Agency securitizations	7,042			22,040
Interest on loan impound deposits	1,012			749
	63,514	$9,464,630	2.68%	76,308	$8,742,945	3.49%
Net interest expense	$(12,451)			$(38,719)
Net interest margin			-0.59%			-1.75%
Net interest spread			-0.26%			-1.80%

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended March 31, 2022
	vs.
	Quarter ended March 31, 2021
	Increase (decrease) due to changes in
	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$208	$(30)	$178
Mortgage-backed securities	2,271	3,843	6,114
Loans acquired for sale at fair value	7,745	(11,405)	(3,660)
Loans at fair value:
Held by variable interest entities	(1,184)	12,134	10,950
Distressed	66	(145)	(79)
	(1,118)	11,989	10,871
ESS from PFSI	—	(1,280)	(1,280)
Deposits securing CRT arrangements	139	(85)	54
	9,245	3,032	12,277
Placement fees relating to custodial funds	—	1,177	1,177
Other	—	20	20
	9,245	4,229	13,474
Liabilities:
Assets sold under agreements to repurchase	(8,944)	(4,144)	(13,088)
Mortgage loan participation purchase and sale agreements	27	(15)	12
Notes payable secured by credit risk transfer and mortgage servicing assets	284	1,483	1,767
Exchangeable senior notes	(960)	3,738	2,778
Asset-backed financings of at fair value	3,082	7,777	10,859
Assets sold to PFSI under agreement to repurchase	—	(387)	(387)
	(6,511)	8,452	1,941
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(14,998)	(14,998)
Interest on loan impound deposits	—	263	263
	(6,511)	(6,283)	(12,794)
Decrease in net interest expense	$15,756	$10,512	$26,268

The decrease in net interest expense during the quarter ended March 31, 2022, as compared to the same period in 2021, is due to:

•

A decrease in the interest shortfall on repayments of loans serviced for the Agency securitizations, reflecting decreased prepayment activity in our MSR portfolio as a result of increasing interest rates reducing the incentive of borrowers to refinance their loans.

•

An increase in the yields we earn on our investments in MBS and loans acquired for sale arising from fair value decreases and our acquisition of higher coupon Agency pass through securities and subordinate credit securities that was compounded by a decrease in the cost of repurchase agreements that finance these investments and a portion of our investments in CRT Agreements, owing to a change in the mix of assets financed under repurchase agreements.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$21,088	$19,093
Loan fulfillment fees	16,754	60,835
Management fees	8,117	8,449
Professional services	4,025	2,224
Loan collection and liquidation	3,177	3,857
Loan origination	2,842	9,308
Safekeeping	2,395	1,941
Compensation	1,437	2,185
Other	3,946	2,477
	$63,781	$110,369

Expenses decreased $46.6 million, or 42%, during the quarter ended March 31, 2022, as compared to the same period in 2021. The decrease for the quarter ended March 31, 2022, as compared to the same period in 2021, is primarily due to reduced fees relating to fulfillment activities performed by PFSI on our behalf.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$264	$543
Loans at fair value	210	137
MSRs	20,614	18,413
	$21,088	$19,093
Average investment in:
Loans acquired for sale at fair value	$2,129,668	$3,618,980
Loans at fair value	$1,559,939	$136,927
Average MSR portfolio UPB	$217,692,169	$177,161,626

Loan servicing fees increased by $2.0 million during the quarter ended March 31, 2022, as compared to the same period in 2021. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees is due to growth in our portfolio of MSRs.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $44.1 million during the quarter ended March 31, 2022, compared to the same period in 2021. The decrease was primarily due to a decrease in loan production volume.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Base	$8,117	$8,449
Performance incentive	—	—
	$8,117	$8,449
Average shareholders' equity amounts used to calculate base management fee expense	$2,212,304	$2,310,261

Management fees decreased by $332,000 during the quarter ended March 31, 2022, as compared to the same period in 2021. This decrease reflects the decrease in our average shareholders’ equity during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

Loan origination

Loan origination expenses decreased $6.5 million, or 69%, during the quarter ended March 31, 2022, as compared to the same period in 2021, primarily reflecting a decrease in our loan originations produced through our correspondent production activities.

Income Taxes

We have elected to treat PennyMac Corp. (“PMC”) as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

The Company’s effective tax rate was 205.9% with consolidated pretax income of $18.1 million for the quarter ended March 31, 2022. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $37.9 million on pretax income of $272.8 million for the quarter ended March 31, 2022. The TRS income was primarily due to fair market increases in MSR values. For the same period in 2021, the TRS recognized tax expense of $19.4 million on pretax income of $88.1 million, while the Company’s reported consolidated pretax income for the quarter ended March 31, 2021 was $91.0 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2022, the valuation allowance was decreased to $6.8 million from the $34.1 million valuation allowance recorded at December 31, 2021 as the result of a GAAP income at the TRS for the quarter ended March 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2022	2021
	(in thousands)
Assets
Cash	$187,880	$58,983
Investments:
Short-term	236,468	167,999
Mortgage-backed securities at fair value	3,070,330	2,666,768
Loans acquired for sale at fair value	1,708,745	4,171,025
Loans at fair value	1,826,482	1,568,726
Derivative assets	77,823	34,238
Deposits securing credit risk transfer arrangements	1,536,862	1,704,911
MSRs	3,391,172	2,892,855
	11,847,882	13,206,522
Other	351,753	507,203
Total assets	$12,387,515	$13,772,708
Liabilities
Debt:
Short-term	$5,158,399	$6,721,878
Long-term	4,645,402	4,455,012
	9,803,801	11,176,890
Other	361,776	228,300
Total liabilities	10,165,577	11,405,190
Shareholders’ equity	2,221,938	2,367,518
Total liabilities and shareholders’ equity	$12,387,515	$13,772,708

Total assets decreased by approximately $1.4 billion, or 10%, during the period from December 31, 2021 through March 31, 2022, primarily due to a decrease of $2.5 billion in Loans acquired for sale at fair value and $168.0 million in Deposits securing credit risk transfer arrangements pledged to creditors, partially offset by increases in MSRs of $498.3 million, MBS of $403.6 million and loans at fair value of $257.8 million.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Correspondent loan purchases:
Agency-eligible (1)	$10,197,961	$34,953,955
Government-insured or guaranteed - for sale to PLS	13,133,460	18,288,791
Advances to home equity lines of credit	47	36
	$23,331,468	$53,242,782

(1)	Agency eligibility refers to the eligibility of loans for sale to Agencies. The Company sells or finances a portion of its Agency-eligible loan production to other investors.

During the quarter ended March 31, 2022, we purchased for sale $23.3 billion in fair value of correspondent production loans as compared to $53.2 billion during the quarter ended March 31, 2021. The decrease in loan production reflects the effect of decreased loan demand as a result of the increasing interest rate environment during the quarter ended March 31, 2022, as compared to the same period in 2021.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Loans secured by investment properties, net of associated asset-backed financing	$23,485	$—
MBS (net of sales)	661,774	(41,464)
MSRs received in loan sales	194,596	407,696
ESS received pursuant to a recapture agreement	—	557
	856,370	366,789
	$879,855	$366,789

Our acquisitions during the quarters ended March 31, 2022 and 2021 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2022				December 31, 2021
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency:
Agency Pass-through sections	$2,957,056	$3,119,140	9.2	2.3%	$2,666,768	$2,649,238	8.6	2.2%
Subordinate credit-linked securities	86,732	85,900	5.5	8.4%	—	—	—	—
Senior non-Agency MBS	26,542	29,491	13.6	2.5%	—	—	—	—
	$3,070,330	$3,234,531			$2,666,768	$2,649,238

Credit Risk Transfer Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	March 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(68,595)	$(26,837)
CRT derivatives	(8,049)	18,964
	(76,644)	(7,873)
Deposits securing CRT arrangements	1,536,862	1,704,911
Interest-only security payable at fair value	(16,373)	(10,593)
	$1,443,845	$1,686,445
UPB of loans subject to credit guarantee obligations	$28,160,867	$30,808,907

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2022:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Cumulative defaults	$20	$212	$287	$490	$191	$53	$1,252
Cumulative losses	$—	$2	$8	$23	$11	$6	$50

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,145	$1,978	$330	$373	$353	$81	$4,260
25 - 30%	896	1,667	285	339	325	84	3,596
30 - 35%	994	2,014	406	452	409	115	4,390
35 - 40%	970	2,309	559	536	456	136	4,966
40 - 45%	965	2,799	801	760	627	206	6,158
>45%	624	2,270	1,054	494	213	136	4,791
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Weighted average	33.4%	35.7%	38.8%	36.5%	35.0%	31.4%	35.5%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$40	$184	$73	$36	$23	$13	$369
650 - 699	288	1,221	705	455	295	152	3,116
700 - 749	1,335	3,835	1,221	1,004	762	236	8,393
750 or greater	3,923	7,761	1,428	1,454	1,303	357	16,226
Not available	8	36	8	5	—	—	57
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Weighted average	763	752	735	744	750	741	751

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,622	$4,647	$1,128	$946	$955	$300	$10,598
80-85%	938	2,528	837	837	647	205	5,992
85-90%	363	737	153	151	133	42	1,579
90-95%	510	1,360	382	366	263	83	2,964
95-100%	1,161	3,765	935	654	385	128	7,028
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Weighted average	80.8%	83.2%	83.2%	82.6%	80.7%	81.0%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$5,029	$11,919	$3,270	$2,923	$2,378	$757	$26,276
80-85%	433	810	108	24	4	1	1,380
85-90%	107	241	39	5	1	—	393
90-95%	20	46	13	1	—	—	80
95-100%	3	17	3	1	—	—	24
>100%	2	4	2	—	—	—	8
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Weighted average	66.4%	66.2%	62.7%	57.4%	52.0%	49.0%	63.2%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$567	$1,237	$407	$305	$438	$134	$3,088
FL	615	1,268	434	315	260	69	2,961
TX	688	1,141	278	260	306	119	2,792
VA	291	580	127	138	174	71	1,381
MD	212	536	153	164	156	42	1,263
Other	3,221	8,275	2,036	1,772	1,049	323	16,676
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$514	$1,548	$400	$417	$299	$113	$3,291
Southeast	1,894	4,525	1,237	1,017	766	236	9,675
Midwest	521	1,369	287	282	214	54	2,727
Southwest	1,483	2,937	663	592	457	161	6,293
West	1,182	2,658	848	646	647	194	6,175
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$5,552	$12,806	$3,309	$2,918	$2,370	$753	$27,708
90 - 179 Days	10	47	25	15	8	4	109
180+ Days	31	178	92	21	5	1	329
Foreclosure	1	6	8	1	0	—	16
	$5,594	$13,037	$3,435	$2,954	$2,383	$758	$28,161
Bankruptcy	$2	$21	$15	$8	$11	$2	$59

Cash Flows

Our cash flows for the quarter ended March 31, 2022 and 2021 are summarized below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Operating activities	$1,747,025	$(1,869,255)
Investing activities	(196,572)	930,882
Financing activities	(1,421,556)	973,511
Net cash flows	$128,897	$35,138

Our cash flows resulted in a net increase in cash of $128.9 million during the quarter ended March 31, 2022, as discussed below.

Operating activities

Cash provided by operating activities totaled $1.7 billion during the quarter ended March 31, 2022, as compared to cash used in our operating activities of $1.9 billion during the quarter ended March 31, 2021. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2022	2021
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,791,027	$(1,512,058)
Other	(44,002)	(357,197)
	$1,747,025	$(1,869,255)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale decreased during the quarter ended March 31, 2022, as compared to the same period in 2021.

Investing activities

Net cash used in our investing activities was $196.6 million for the quarter ended March 31, 2022, as compared to net cash provided by our investing activities of $930.9 million for the quarter ended March 31, 2021, primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets partially offset by repayments from our investments in CRT arrangements and decreases in margin deposits.

Financing activities

Net cash used in our financing activities was $1.4 billion for the quarter ended March 31, 2022, as compared to net cash provided by our financing activities of $973.5 million for the quarter ended March 31, 2021. This change reflects reduced financing requirements relating to loans acquired for sale.

As discussed below in Liquidity and Capital Resources, our Manager continually evaluates and pursues additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

The impact of the COVID-19 pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict. For further discussion of this and other risks applicable to us, see our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.”

Debt Financing

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

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	MSRs	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$2,987,385	$1,530,589	$82,335	$67,391	$425,000	$—	$5,092,700
Mortgage loan participation purchase and sale agreements	—	65,699	—	—	—	—	65,699
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	975,148	1,397,131	—	2,372,279
Asset-backed financings at fair value	—	—	1,712,650	—	—	—	1,712,650
Interest-only security payable	—	—	—	16,373	—	—	16,373
Total secured borrowings	$2,987,385	$1,596,288	$1,794,985	$1,058,912	$1,822,131	$—	$9,259,701
Exchangeable senior notes							544,100
Total borrowings	$2,987,385	$1,596,288	$1,794,985	$1,058,912	$1,822,131	$—	9,803,801
Shareholders' equity							2,221,938
Total financing							$12,025,739

Net assets pledged to secure financing	$3,070,330	$1,675,107	$1,822,947	$1,460,218	$3,417,804	$6,204	$11,452,610

Debt-to-equity ratio							4.4:1

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2022	2021
	(in thousands)
Average balance outstanding	$4,999,896	$5,971,290
Maximum daily balance outstanding	$7,405,436	$7,208,807
Ending balance	$5,092,700	$6,091,973

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $12.0 billion at March 31, 2022.

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

Debt Covenants

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

Regulatory Capital and Liquidity Requirements

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
•

A liquidity requirement equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•

In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

•	In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

Our Manager continues to explore a variety of additional means of financing our business, including debt financing through bank warehouse lines of credit, repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2022, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between March 31, 2022 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2022:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$88,921
Barclays Capital Inc.	39,805
JPMorgan Chase & Co.	31,532
Citibank, N.A.	24,887
Credit Suisse First Boston Mortgage Capital LLC	21,555
Daiwa Capital Markets America Inc.	15,670
RBC Capital Markets, L.P.	15,239
Goldman Sachs & Co. LLC	8,130
Amherst Pierpont Securities LLC	4,953
Morgan Stanley Bank, N.A.	3,733
BNP Paribas Corporate & Institutional Banking	2,439
Wells Fargo Securities, LLC	1,704
$258,568

Critical Accounting Estimates

Preparation of financial statements in compliance with GAAP requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2022, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$210,003	$114,262	$78,404	$(83,235)	$(125,384)	$(321,360)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2022, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Prepayment speed	$238,692	$114,873	$56,384	$(54,398)	$(106,919)	$(206,727)
Pricing spread	$193,849	$94,365	$46,566	$(45,375)	$(89,600)	$(174,758)
Annual per-loan cost of servicing	$77,859	$38,930	$19,465	$(19,465)	$(38,930)	$(77,859)

CRT arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$60,842	$29,861	$14,794	$(14,527)	$(28,793)	$(56,565)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(47,526)	$(28,643)	$(13,223)	$10,997	$20,655	$28,963

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal actions, claims or proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2022.

The following table provides information about our repurchases of common shares of beneficial interest (“common shares”) during the quarter ended March 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
January 1, 2022 – January 31, 2022	197	$17.19	197	$85,867
February 1, 2022 –February 28, 2022	945	$15.86	945	$70,878
March 1, 2022 – March 31, 2022	833	$16.15	833	$57,423

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

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
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

10.1

Amendment No. 4 to Series 2017-VF1 Indenture Supplement, dated as of February 8, 2022, by and among PMT ISSUER TRUST – FSMR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital, LLC.

*

10.2

Joint Amendment No. 4 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 7 to the Pricing Side Letter, dated as of March 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

*

10.3†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2022).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (ii) the Consolidated Statements of Operation for the quarter ended March 31, 2022 and March 31, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2022 and March 31, 2021, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2022 and March 31, 2021 and (v) the Notes to the Consolidated Financial Statements.

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
**

The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 6, 2022	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2022	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)