Form 10-Q
period 2022-06-30
PennyMac Mortgage Investment Trust
filed 2022-08-05
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2022
Common Shares of Beneficial Interest, $0.01 par value	90,571,022

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021
	(in thousands, except share information)
ASSETS
Cash	$332,009	$58,983
Short-term investments at fair value	88,818	167,999
Mortgage-backed securities at fair value pledged to creditors	3,853,076	2,666,768
Loans acquired for sale at fair value ($1,741,309 and $4,059,479 pledged to creditors, respectively)	1,793,665	4,171,025
Loans at fair value ($1,650,866 and $1,564,924 pledged to creditors, respectively)	1,654,483	1,568,726
Derivative assets ($324 and $19,627 pledged to creditors, respectively)	17,372	34,238
Deposits securing credit risk transfer arrangements pledged to creditors	1,430,759	1,704,911
Mortgage servicing rights at fair value ($3,652,763 and $2,863,544 pledged to creditors, respectively)	3,695,609	2,892,855
Servicing advances ($41,771 and $93,455 pledged to creditors, respectively)	90,716	204,951
Due from PennyMac Financial Services, Inc.	3,582	15,953
Other ($5,815 and $7,293 pledged to creditors, respectively)	257,190	286,299
Total assets	$13,217,279	$13,772,708
LIABILITIES
Assets sold under agreements to repurchase	$5,646,402	$6,671,890
Mortgage loan participation purchase and sale agreement	79,269	49,988
Notes payable secured by credit risk transfer and mortgage servicing assets	2,741,750	2,471,961
Exchangeable senior notes	544,803	502,459
Asset-backed financings at fair value	1,548,636	1,469,999
Interest-only security payable at fair value	19,485	10,593
Derivative and credit risk transfer strip liabilities at fair value	278,499	42,206
Accounts payable and accrued liabilities	123,459	96,156
Due to PennyMac Financial Services, Inc.	43,234	40,091
Income taxes payable	81,661	9,598
Liability for losses under representations and warranties	39,441	40,249
Total liabilities	11,146,639	11,405,190

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 91,081,067 and 94,897,255 common shares, respectively	911	949
Additional paid-in capital	1,972,849	2,081,757
Accumulated deficit	(444,602)	(256,670)
Total shareholders’ equity	2,070,640	2,367,518
Total liabilities and shareholders’ equity	$13,217,279	$13,772,708

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2022	2021
	(in thousands)
ASSETS
Loans at fair value	$1,650,504	$1,564,565
Derivative assets at fair value	324	19,627
Deposits securing credit risk transfer arrangements	1,430,759	1,704,911
Other‒interest receivable	4,501	3,701
	$3,086,088	$3,292,804
LIABILITIES
Asset-backed financings at fair value	$1,548,636	$1,469,999
Derivative and credit risk transfer strip liabilities at fair value	141,168	27,500
Interest-only security payable at fair value	19,485	10,593
Accounts payable and accrued liabilities‒interest payable	4,501	3,701
	$1,713,790	$1,511,793

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$151,149	$124,019	$298,034	$240,306
Other	7,179	24,902	16,293	41,147
	158,328	148,921	314,327	281,453
Change in fair value of mortgage servicing rights	133,779	(299,498)	437,500	(21,216)
Mortgage servicing rights hedging results	(78,118)	94,116	(241,920)	(280,287)
	213,989	(56,461)	509,907	(20,050)
From PennyMac Financial Services, Inc.	3,324	11,549	11,584	25,183
	217,313	(44,912)	521,491	5,133
Net (losses) gains on investments and financings:
From nonaffiliates	(230,650)	128,405	(459,745)	209,945
From PennyMac Financial Services, Inc.	—	—	—	1,651
	(230,650)	128,405	(459,745)	211,596
Net gains on loans acquired for sale:
From nonaffiliates	6,608	26,096	9,265	77,370
From PennyMac Financial Services, Inc.	1,063	1,630	2,359	3,368
	7,671	27,726	11,624	80,738
Loan origination fees	14,428	45,714	29,202	98,616
Interest income:
From nonaffiliates	90,698	43,686	141,761	79,995
From PennyMac Financial Services, Inc.	—	—	—	1,280
	90,698	43,686	141,761	81,275
Interest expense:
To nonaffiliates	78,150	79,202	141,664	155,123
To PennyMac Financial Services, Inc.	—	—	—	387
	78,150	79,202	141,664	155,510
Net interest income (expense)	12,548	(35,516)	97	(74,235)
Results of real estate acquired in settlement of loans	(1)	(25)	229	812
Other	191	174	441	303
Net investment income	21,500	121,566	103,339	322,963
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,335	20,015	41,423	39,108
Loan fulfillment fees	20,646	54,020	37,400	114,855
Management fees	7,910	11,913	16,027	20,362
Loan origination	2,782	7,986	5,624	17,294
Professional services	1,252	1,897	5,277	4,121
Loan collection and liquidation	1,251	3,975	4,428	7,832
Safekeeping	1,021	2,592	3,416	4,533
Compensation	1,549	1,328	2,986	3,513
Other	4,622	4,043	8,568	6,520
Total expenses	61,368	107,769	125,149	218,138
(Loss) income before provision for (benefit from) income taxes	(39,868)	13,797	(21,810)	104,825
Provision for (benefit from) income taxes	30,866	(24,295)	68,053	(4,870)
Net (loss) income	(70,734)	38,092	(89,863)	109,695
Dividends on preferred shares	10,455	6,235	20,909	12,469
Net (loss) income attributable to common shareholders	$(81,189)	$31,857	$(110,772)	$97,226
(Loss) earnings per common share
Basic	$(0.88)	$0.32	$(1.19)	$0.99
Diluted	$(0.88)	$0.32	$(1.19)	$0.99
Weighted average common shares outstanding
Basic	91,963	97,927	93,048	97,910
Diluted	91,963	98,034	93,048	98,123

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2022	22,400	$541,482	93,007	$930	$2,000,107	$(320,581)	$2,221,938
Net loss	—	—	—	—	—	(70,734)	(70,734)
Share-based compensation	—	—	1	—	1,141	—	1,141
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.47 per share)	—	—	—	—	—	(42,832)	(42,832)
Repurchase of common shares	—	—	(1,927)	(19)	(28,399)	—	(28,418)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640

	Quarter ended June 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2021	12,400	$299,707	97,938	$979	$2,137,933	$(81,476)	$2,357,143
Net income	—	—	—	—	—	38,092	38,092
Share-based compensation	—	—	—	—	1,010	—	1,010
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(46,098)	(46,098)
Repurchase of common shares	—	—	(27)	—	(521)	—	(521)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(89,863)	(89,863)
Share-based compensation	—	—	85	1	1,648	—	1,649
Dividends:
Preferred shares	—	—	—	—	—	(20,909)	(20,909)
Common shares ($0.94 per share)	—	—	—	—	—	(86,554)	(86,554)
Repurchase of common shares	—	—	(3,901)	(39)	(60,209)	—	(60,248)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640

	Six months ended June 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	109,695	109,695
Share-based compensation	—	—	75	—	2,050	—	2,050
Recognition of cash conversion option included in issuance of Exchangeable senior notes	—	—	—	—	39,986	—	39,986
Dividends:
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Common shares ($0.94 per share)	—	—	—	—	—	(92,207)	(92,207)
Repurchase of common shares			(27)		(521)		(521)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(89,863)	$109,695
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of mortgage servicing rights	(437,500)	21,216
Mortgage servicing rights hedging results	241,920	280,287
Net losses (gains) on investments and financings	459,745	(211,596)
Net gains on loans acquired for sale at fair value	(11,624)	(80,738)
Capitalization of interest and fees on loans at fair value	—	(198)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	—	(1,280)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(11,586)	3,533
Amortization of debt issuance costs	8,115	15,318
Results of real estate acquired in settlement of loans	(229)	(812)
Share-based compensation expense	2,171	2,748
Purchase of loans acquired for sale at fair value from nonaffiliates	(44,299,395)	(101,637,247)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(298,862)	—
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	22,212,604	63,500,106
Sale of loans acquired for sale at fair value to PennyMac Financial Services, Inc.	23,982,890	35,474,697
Repurchase of loans subject to representation and warranties	(52,024)	(30,277)
Decrease in servicing advances	114,235	9,883
Decrease (increase) in due from PennyMac Financial Services, Inc.	12,371	(11,007)
Increase in other assets	(259,857)	(316,713)
Increase in accounts payable and accrued liabilities	29,234	36,032
Increase (decrease) in due to PennyMac Financial Services, Inc.	3,143	(25,122)
Increase (decrease) in income taxes payable	72,063	(6,947)
Net cash provided by (used in) operating activities	1,677,551	(2,868,422)
Cash flows from investing activities
Net decrease in short-term investments	79,181	82,405
Purchase of mortgage-backed securities at fair value	(2,760,876)	(1,682,849)
Sale and repayment of mortgage-backed securities at fair value	1,218,797	1,540,636
Repayment of loans at fair value	100,489	53,430
Repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	—	134,624
Net settlement of derivative financial instruments	3,164	(2,722)
Distribution from credit risk transfer arrangements	338,351	659,315
Sale of real estate acquired in settlement of loans	3,864	14,806
Decrease in margin deposits	231,924	191,039
Net cash (used in) provided by investing activities	(785,106)	990,684

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	61,398,613	107,453,375
Repurchase of assets sold under agreements to repurchase	(62,425,170)	(106,573,769)
Issuance of mortgage loan participation purchase and sale agreements	2,044,026	2,201,634
Repayment of mortgage loan participation purchase and sale agreements	(2,014,626)	(2,190,448)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	578,475	1,822,127
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(309,260)	(912,804)
Issuance of exchangeable senior notes	—	345,000
Issuance of asset-backed financings at fair value	382,423	—
Repayment of asset-backed financings at fair value	(98,535)	(51,207)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	(80,862)
Payment of debt issuance costs	(5,200)	(18,503)
Payment of dividends to preferred shareholders	(20,909)	(12,472)
Payment of dividends to common shareholders	(88,486)	(92,202)
Payment of vested share-based compensation tax withholdings	(522)	(698)
Repurchase of common shares	(60,248)	(521)
Net cash (used in) provided by financing activities	(619,419)	1,888,650
Net increase in cash	273,026	10,912
Cash at beginning of period	58,983	57,704
Cash at end of period	$332,009	$68,616
Supplemental cash flow information
(Refunds) payments, net:
Income taxes	$(4,010)	$2,076
Interest	$135,511	$159,731
Non-cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans acquired for sale at fair value	$365,254	$820,634
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$—	$557
Recognition of loans at fair value resulting from initial consolidation of variable interest entity	$405,908	$249,995
Recombination of MSRs to loans at fair value resulting from initial consolidation of variable interest entity	$—	$3,281
Retention of subordinate mortgage-backed security in loan securitization	$23,485	$—
Non-cash financing activities:
Recognition of asset-backed financing resulting from initial consolidation of variable interest entity	$382,423	$240,383
Dividends declared, not paid	$42,832	$46,098

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

Note 2—Basis of Presentation and Accounting Change

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized accrual of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022. The adoption of ASU 2020-06 reduced Interest expense by approximately $1.8 million and $3.5 million for the quarter and six months ended June 30, 2022, respectively, as the result of the reclassification of the issuance discount.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and Agency MBS. MSRs are sensitive to changes in prepayment rate activity and expectations.

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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans without the retention of such credit risk in the case of CRT arrangements and investing in senior mortgage pass through securities in the case of subordinate MBS.

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
•

The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as to the actual credit performance of such loans and to the returns required by market participants to hold such investments; and

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loan fulfillment fees earned by PLS	$20,646	$54,020	$37,400	$114,855
UPB of loans fulfilled by PLS	$10,323,700	$30,479,292	$20,092,962	$64,241,132

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,063	$1,630	$2,359	$3,368
UPB of loans sold to PLS	$10,634,209	$16,297,216	$23,381,988	$33,856,791

Purchases of loans acquired for sale from PLS	$39,824	$—	$298,862	$—

Tax service fees paid to PLS	$2,404	$7,128	$4,746	$15,320

	June 30, 2022	December 31, 2021
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$305,730	$314,995

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$258	$630	$522	$1,173
Loans at fair value	106	80	316	217
MSRs	19,971	19,305	40,585	37,718
	$20,335	$20,015	$41,423	$39,108
Average investment in:
Loans acquired for sale at fair value	$1,767,327	$4,153,241	$1,946,485	$3,887,734
Loans at fair value	$1,757,377	$110,823	$1,659,755	$123,802
Average MSR portfolio UPB	$220,402,133	$191,539,208	$219,051,445	$184,477,096

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Base management	$7,910	$8,648	$16,027	$17,097
Performance incentive	—	3,265	—	3,265
	$7,910	$11,913	$16,027	$20,362
Average shareholders' equity amounts used to calculate base management fee expense	$2,125,557	$2,340,948	$2,168,930	$2,325,605

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$2,834	$7,804	$8,191	$9,140
Common overhead incurred by PCM and its affiliates	1,809	1,268	3,673	1,839
Compensation	165	165	330	330
	$4,808	$9,237	$12,194	$11,309
Payments and settlements during the period (1)	$29,562	$74,441	$69,326	$187,182

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note

Investing Activities

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

Six months ended June 30, 2021
(in thousands)
ESS:
Received pursuant to a recapture agreement	$557
Repayments	134,624
Interest income	1,280
Net gain included in Net (losses) gains on investments and financings:
Valuation changes	1,037
Recapture income	614
$1,651

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2022 and December 31, 2021.

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

Following is a summary of financing activities between the Company and PFSI:

Six months ended June 30, 2021
(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862
Interest expense	$387

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2022	December 31, 2021
	(in thousands)
Due from PFSI:
Miscellaneous receivables	$3,582	$15,953
	$3,582	$15,953

Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$12,053	$15,431
Fulfillment fees	10,511	—
Management fees	7,910	8,918
Loan servicing fees	6,725	6,848
Correspondent production fees	6,035	8,894
	$43,234	$40,091

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2022	December 31, 2021
	(in thousands)
Loan servicing advances	$90,716	$204,951
Real estate acquired in settlement of loans	4,693	7,115
	$95,409	$212,066

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash flows:
Proceeds from sales	$10,226,643	$30,181,949	$22,212,604	$63,500,106
Loan servicing fees received net of guarantee fees	$151,149	$124,019	$298,034	$240,306

The following table summarizes, for the dates presented, collection status information for loans whose transfers are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$222,381,278	$215,927,495
Collection status (UPB)
Delinquency (1):
30-89 days delinquent	$1,464,171	$1,148,542
90 or more days delinquent:
Not in foreclosure	$792,170	$1,726,488
In foreclosure	$71,173	$36,658
Bankruptcy	$120,493	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$195,083	$169,654
90 days or more	$426,388	$614,882
Custodial funds managed by the Company (2)	$2,907,651	$3,823,527

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Note 6—Variable Interest Entities

The Company is a variable interest holder in various Variable Interest Entities (“VIEs”) that relate to its investing and financing activities, including its investments in CRT arrangements and subordinate MBS.

CRT Arrangements

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

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required PMT to purchase securities that absorb incurred credit losses on such loans. The final sales of loans subject to this type of CRT arrangement were made during September 2020. The Company purchased the securities subject to the agreements in December 2020.

The Company placed Deposits securing credit risk transfer arrangements pledged to creditors into the subsidiary trust entities to secure its Recourse Obligations. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities for CRT Agreements, and as CRT strips in Derivative and credit risk transfer strip liabilities for other CRT arrangements.

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

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
Derivative and CRT strips:
CRT derivatives:
Realized	$9,157	$28,631	$30,358	$52,127
Valuation changes	(14,740)	(9,431)	(41,789)	3,443
	(5,583)	19,200	(11,431)	55,570
CRT strips:
Realized	16,078	31,368	33,841	63,972
Valuation changes	(49,738)	41,724	(91,496)	134,946
	(33,660)	73,092	(57,655)	198,918
Interest-only security payable at fair value	(3,112)	5,737	(8,892)	(2,428)
	(42,355)	98,029	(77,978)	252,060
Interest income ‒ Deposits securing CRT arrangements	2,384	156	2,606	325
	$(39,971)	$98,185	$(75,372)	$252,385

Net recoveries received to settle reversal of previously recognized losses on CRT arrangements	$4,456	$20,212	$20,429	$33,555

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,511)	$18,964
CRT strips	(118,333)	(26,837)
	$(140,844)	$(7,873)

Deposits securing CRT arrangements	$1,430,759	$1,704,911
Interest-only security payable at fair value	$19,485	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$324	$19,627
Deposits securing CRT arrangements (1)	$1,430,759	$1,704,911

UPB of loans underlying CRT arrangements	$26,327,563	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$25,726,633	$29,581,803
30-89 days delinquent	$318,681	$349,291
90-180 days delinquent	$102,021	$120,775
180 or more days delinquent	$157,518	$748,576
Foreclosure	$22,710	$8,462
Bankruptcy	$54,403	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,194	$44,015
90-180 days delinquent	$47,867	$57,815
180 or more days delinquent	$46,861	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $141.2 million and $27.5 million in CRT derivative and CRT strip liabilities at June 30, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates.

The rights of holders of the subordinate securities to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of the senior securities. After the senior securities are repaid, substantially all cash inflows will be directed to the subordinate securities, including those held by the Company, until they are fully repaid.

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

•

For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a holder of subordinate securities, is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates the VIEs that issue those subordinate MBS.

The Company recognizes the interest income earned on the loans owned by the consolidated VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the consolidated VIEs on its consolidated statements of operations.

The Company’s investments in subordinate MBS included in its consolidated VIEs are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest income	$15,736	$1,368	$28,585	$3,267
Interest expense	$15,016	$1,996	$26,043	$2,164

	June 30, 2022	December 31, 2021
	(in thousands)
Loans at fair value	$1,650,504	$1,564,565
Asset-backed financings at fair value	$1,548,636	$1,469,999
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$90,929	$85,266

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$88,818	$—	$—	$88,818
Mortgage-backed securities at fair value	—	3,853,076	—	3,853,076
Loans acquired for sale at fair value	—	1,773,289	20,376	1,793,665
Loans at fair value	—	1,650,504	3,979	1,654,483
Derivative assets:
Call options on interest rate futures purchase contracts	1,771	—	—	1,771
Put options on interest rate futures purchase contracts	6,297	—	—	6,297
Forward purchase contracts	—	47,805	—	47,805
Forward sale contracts	—	46,981	—	46,981
MBS put options	—	2,298	—	2,298
CRT derivatives	—	—	324	324
Interest rate lock commitments	—	—	5,997	5,997
Total derivative assets before netting	8,068	97,084	6,321	111,473
Netting	—	—	—	(94,101)
Total derivative assets after netting	8,068	97,084	6,321	17,372
Mortgage servicing rights at fair value	—	—	3,695,609	3,695,609
	$96,886	$7,373,953	$3,726,285	$11,103,023
Liabilities:
Asset-backed financings at fair value	$—	$1,548,636	$—	$1,548,636
Interest-only security payable at fair value	—	—	19,485	19,485
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	5,833	—	5,833
Forward sales contracts	—	91,997	—	91,997
CRT derivatives	—	—	22,835	22,835
Interest rate lock commitments	—	—	7,653	7,653
Total derivative liabilities before netting	—	97,830	30,488	128,318
Netting	—	—	—	31,848
Total derivative liabilities after netting	—	97,830	30,488	160,166
Credit risk transfer strips	—	—	118,333	118,333
Total derivative and credit risk transfer strip liabilities	—	97,830	148,821	278,499
	$—	$1,646,466	$168,306	$1,846,620

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$167,999	$—	$—	$167,999
Mortgage-backed securities at fair value	—	2,666,768	—	2,666,768
Loans acquired for sale at fair value	—	4,140,896	30,129	4,171,025
Loans at fair value	—	1,564,565	4,161	1,568,726
Derivative assets:
Call options on interest rate futures purchase contracts	2,828	—	—	2,828
Put options on interest rate futures purchase contracts	3,180	—	—	3,180
Forward purchase contracts	—	5,806	—	5,806
Forward sale contracts	—	6,307	—	6,307
MBS put options	—	3,662	—	3,662
Swaption purchase contracts	—	39	—	39
CRT derivatives	—	—	19,627	19,627
Interest rate lock commitments	—	—	3,897	3,897
Total derivative assets before netting	6,008	15,814	23,524	45,346
Netting	—	—	—	(11,108)
Total derivative assets after netting	6,008	15,814	23,524	34,238
Mortgage servicing rights at fair value	—	—	2,892,855	2,892,855
	$174,007	$8,388,043	$2,950,669	$11,501,611
Liabilities:
Asset-backed financings at fair value	$—	$1,469,999	$—	$1,469,999
Interest-only security payable at fair value	—	—	10,593	10,593
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	3,620	—	3,620
Forward sales contracts	—	13,782	—	13,782
CRT derivatives	—	—	663	663
Interest rate lock commitments	—	—	1,446	1,446
Total derivative liabilities before netting	—	17,402	2,109	19,511
Netting	—	—	—	(4,142)
Total derivative liabilities after netting	—	17,402	2,109	15,369
Credit risk transfer strips	—	—	26,837	26,837
Total derivative and credit risk transfer strip liabilities	—	17,402	28,946	42,206
	$—	$1,487,401	$39,539	$1,522,798

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2022	$24,325	$3,949	$(8,049)	$(23,465)	$(68,595)	$3,391,172	$3,319,337
Purchases and issuances	27,457	—	—	(41,539)	—	—	(14,082)
Repayments and sales	(29,642)	24	(8,879)	—	(16,078)	—	(54,575)
Amounts received pursuant to sales of loans	—	—	—	—	—	170,658	170,658
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—	—	—	—	—
Other factors	(1,764)	6	(5,583)	(60,671)	(33,660)	133,779	32,107
	(1,764)	6	(5,583)	(60,671)	(33,660)	133,779	32,107
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	124,019	—	—	124,019
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2022	$(1,758)	$67	$(14,740)	$(1,656)	$(49,738)	$133,779	$65,954

(1)	For the purpose of this table, CRT derivatives, interest rate lock commitments (“IRLCs”), and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2022
(in thousands)
Interest-only security payable:
Balance, March 31, 2022	$16,373
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	3,112
3,112
Balance, June 30, 2022	$19,485
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2022	$3,112

	Quarter ended June 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2021	$34,234	$7,802	$44,676	$(64,858)	$(109,570)	$2,441,214	$2,353,498
Purchases and issuances	14,173	—	—	57,601	—	—	71,774
Repayments and sales	(17,789)	(730)	(28,638)	—	(31,368)	—	(78,525)
Amounts received pursuant to sales of loans	—	—	—	—	—	412,938	412,938
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—
Other factors	(189)	130	19,200	105,573	73,092	(299,498)	(101,692)
	(189)	130	19,200	105,573	73,092	(299,498)	(101,692)
Transfers:
Loans from REO	—	13	—	—	—	—	13
Recombination of MSRs with loans at fair value resulting from initial consolidation of a VIE	—	—	—	—	—	(3,281)	(3,281)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(68,568)	—	—	(68,568)
Balance, June 30, 2021	$30,429	$7,215	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2021	$(168)	$74	$(9,431)	$29,748	$41,724	$(299,498)	$(237,551)

(1)	For the purpose of this table, CRT derivatives, IRLCs, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2021
(in thousands)
Interest-only security payable:
Balance, March 31, 2021	$18,922
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(5,737)
(5,737)
Balance, June 30, 2021	$13,185
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2021	$(5,737)

	Six months ended June 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	51,562	—	—	(69,683)	—	—	(18,121)
Repayments and sales	(59,140)	(630)	(30,044)	—	(33,841)	—	(123,655)
Amounts received pursuant to sales of loans	—	—	—	—	—	365,254	365,254
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—	—	—	—	—
Other factors	(2,175)	448	(11,431)	(179,470)	(57,655)	437,500	187,217
	(2,175)	448	(11,431)	(179,470)	(57,655)	437,500	187,217
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	245,046	—	—	245,046
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Changes in fair value recognized during the period relating to assets still held at June 30, 2022	$(2,014)	$117	$(41,789)	$(1,656)	$(91,496)	$437,500	$300,662

(1)	For the purpose of this table, CRT derivatives, IRLCs, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	8,892
8,892
Balance, June 30, 2022	$19,485
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2022	$8,892

	Six months ended June 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	30,071	—	—	—	47,897	—	—	77,968
Repayments and sales	(33,859)	(1,314)	(134,624)	(52,127)	—	(63,972)	—	(285,896)
Capitalization of interest	—	198	1,280	—	—	—	—	1,478
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	820,634	820,634
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—
Other factors	342	225	1,037	55,570	(169,942)	198,918	(21,216)	64,934
	342	225	1,037	55,570	(169,942)	198,918	(21,216)	64,934
Transfers:
Loans from REO	—	79	—	—	—	—	—	79
Recombination of MSRs with loans at fair value resulting from initial consolidation of a VIE	—	—	—	—	—	—	(3,281)	(3,281)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	79,407	—	—	79,407
Balance, June 30, 2021	$30,429	$7,215	$—	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Changes in fair value recognized during the period relating to assets still held at June 30, 2021	$157	$75	$—	$3,443	$29,748	$134,946	$(21,216)	$147,153

(1)	For the purpose of this table, CRT derivatives, IRLCs, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	2,428
2,428
Balance, June 30, 2021	$13,185
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2021	$2,428

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	June 30, 2022			December 31, 2021
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,791,881	$1,771,591	$20,290	$4,166,177	$4,048,967	$117,210
90 or more days delinquent:
Not in foreclosure	1,555	1,823	(268)	4,848	5,801	(953)
In foreclosure	229	300	(71)	—	—	—
	1,784	2,123	(339)	4,848	5,801	(953)
	$1,793,665	$1,773,714	$19,951	$4,171,025	$4,054,768	$116,257
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,648,513	$1,845,900	$(197,387)	$1,561,794	$1,514,575	$47,219
90 or more days delinquent:
Not in foreclosure	1,359	1,772	(413)	2,141	2,722	(581)
In foreclosure	632	809	(177)	630	809	(179)
	1,991	2,581	(590)	2,771	3,531	(760)
	1,650,504	1,848,481	(197,977)	1,564,565	1,518,106	46,459
Distressed:
Current through 89 days delinquent	766	1,191	(425)	782	1,455	(673)
90 or more days delinquent:
Not in foreclosure	1,164	3,389	(2,225)	1,181	3,824	(2,643)
In foreclosure	2,049	4,150	(2,101)	2,198	5,490	(3,292)
	3,213	7,539	(4,326)	3,379	9,314	(5,935)
	3,979	8,730	(4,751)	4,161	10,769	(6,608)
	$1,654,483	$1,857,211	$(202,728)	$1,568,726	$1,528,875	$39,851

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2022
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(182,498)	$—	$14,663	$(167,835)
Loans acquired for sale at fair value	—	—	(153,111)	—	(153,111)
Loans at fair value	—	(122,464)	—	(128)	(122,592)
Credit risk transfer strips	—	(33,660)	—	—	(33,660)
MSRs at fair value	133,779	—	—	—	133,779
	$133,779	$(338,622)	$(153,111)	$14,535	$(343,419)
Liabilities:
Interest-only security payable at fair value	$—	$(3,112)	$—	$—	$(3,112)
Asset-backed financing of VIEs at fair value	—	116,667	—	1,423	118,090
	$—	$113,555	$—	$1,423	$114,978

	Quarter ended June 30, 2021
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$29,252	$—	$(1,883)	$27,369
Loans acquired for sale at fair value	—	—	99,339	—	99,339
Loans at fair value	—	(533)	—	504	(29)
ESS at fair value	—	—	—	—	—
Credit risk transfer strips	—	73,092	—	—	73,092
MSRs at fair value	(299,498)	—	—	—	(299,498)
	$(299,498)	$101,811	$99,339	$(1,379)	$(99,727)
Liabilities:
Interest-only security payable	$—	$5,737	$—	$—	$5,737
Asset-backed financings at fair value	—	1,582	—	(1,245)	337
	$—	$7,319	$—	$(1,245)	$6,074

	Six months ended June 30, 2022
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(369,023)	$—	$13,252	$(355,771)
Loans acquired for sale at fair value	—	—	(380,377)	—	(380,377)
Loans at fair value	—	(218,585)	—	(1,077)	(219,662)
Credit risk transfer strips	—	(57,655)	—	—	(57,655)
MSRs at fair value	437,500	—	—	—	437,500
	$437,500	$(645,263)	$(380,377)	$12,175	$(575,965)
Liabilities:
Interest-only security payable at fair value	$—	$(8,892)	$—	$—	$(8,892)
Asset-backed financings at fair value	—	205,841	—	589	206,430
	$—	$196,949	$—	$589	$197,538

	Six months ended June 30, 2021
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(41,865)	$—	$(4,406)	$(46,271)
Loans acquired for sale at fair value	—	—	(7,325)	—	(7,325)
Loans at fair value	—	(2,784)	—	1,329	(1,455)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	198,918	—	—	198,918
MSRs at fair value	(21,216)	—	—	—	(21,216)
	$(21,216)	$155,306	$(7,325)	$(1,797)	$124,968
Liabilities:
Interest-only security payable at fair value	$—	$(2,428)	$—	$—	$(2,428)
Asset-backed financings at fair value	—	2,483	—	(456)	2,027
	$—	$55	$—	$(456)	$(401)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2022	$—	$—	$1,994	$1,994
December 31, 2021	$—	$—	$5,147	$5,147

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Real estate asset acquired in settlement of loans	$(204)	$(564)	$(314)	$(768)

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

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	June 30, 2022		December 31, 2021
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,741,750	$2,701,154	$2,471,961	$2,480,842
Exchangeable senior notes	$544,803	$497,680	$502,459	$536,460

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of securities accounted for as MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

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

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss (recovery) expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value
CRT derivatives
Assets	$324	$19,627
Liabilities	$22,835	$663
UPB of loans in reference pools	$6,405,498	$7,426,288
Key inputs (1)
Discount rate
Range	6.0% – 9.4%	3.3% – 5.9%
Weighted average	9.1%	5.7%
Voluntary prepayment speed (2)
Range	5.7% – 6.1%	12.6% – 13.1%
Weighted average	5.8%	12.7%
Involuntary prepayment speed (3)
Range	0.4% – 1.1%	(0.1)% – 0.8%
Weighted average	0.5%	0.1%
Remaining loss (recovery) expectation (4)
Range	0.6% – 0.7%	(0.1)% – 0.6%
Weighted average	0.6%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated MSR attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLCs’ fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2022	December 31, 2021
Fair value (in thousands) (1)	$(1,656)	$2,451
Committed amount (in thousands)	$1,944,700	$2,092,129
Key inputs (2)
Pull-through rate
Range	62.0% – 100%	64.3% – 100%
Weighted average	94.1%	91.4%
MSR fair value expressed as:
Servicing fee multiple
Range	2.0 – 7.7	0.5 – 6.3
Weighted average	5.0	4.5
Percentage of UPB
Range	0.5% – 3.0%	0.3% – 2.7%
Weighted average	1.7%	1.5%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – From nonaffiliates – Mortgage servicing rights hedging results, Net (losses) gains on investments and financings, or Net gains on loans acquired for sale, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the securities representing the beneficial interests in the trust holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and Recourse Obligation. Together, the IO ownership interest and the Recourse Obligation comprise the CRT strips.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the securities derived from indications provided by the nonaffiliated brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. Therefore, the Company did not include adjustments relating to restrictions on the transfer of certificates in the fair value of the certificates as of June 30, 2022.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$118,333	$26,837
UPB of loans in the reference pools	$19,922,065	$23,382,619
Key inputs (1)
Discount rate
Range	4.5% – 10.3%	3.8% – 6.4%
Weighted average	9.5%	6.0%
Voluntary prepayment speed (2)
Range	5.6% – 6.8%	14.9% – 17.6%
Weighted average	5.8%	17.2%
Involuntary prepayment speed (3)
Range	0.3% – 1.2%	0.5% – 1.4%
Weighted average	0.5%	0.6%
Remaining loss expectation (4)
Range	0.5% – 1.8%	0.3% – 1.1%
Weighted average	0.7%	0.5%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

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

The key inputs used in the estimation of the fair value of MSRs include the prepayment speeds of the underlying loans, the applicable pricing spread, and the annual per-loan cost to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, when returns required by market participants (pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$170,658	$412,938	$365,254	$820,634
UPB of underlying loans	$10,299,805	$29,585,783	$22,228,977	$62,034,674
Weighted average annual servicing fee rate (in basis points)	32	27	31	27
Key inputs (1)
Prepayment speed (2)
Range	6.0% – 17.7%	6.2% – 8.9%	6.0% – 17.7%	6.0% – 9.3%
Weighted average	8.9%	8.0%	8.7%	7.8%
Equivalent average life (in years)
Range	4.2 - 8.3	3.9 - 8.7	4.0 - 8.4	3.9 – 8.9
Weighted average	8.1	8.1	8.1	8.3
Pricing spread (3)
Range	5.6% – 8.9%	6.0% – 8.0%	5.6% – 8.9%	6.0% – 8.0%
Weighted average	6.4%	6.8%	6.5%	7.4%
Annual per-loan cost of servicing
Range	$80 – $80	$80 – $81	$80 – $80	$80 – $81
Weighted average	$80	$80	$80	$80

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)

Through December 31, 2021, the Company applied pricing spreads to the forward rates implied by the United States Dollar  London Inter-Bank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs. Effective January 1, 2022, the Company adopted the United States Treasury (“Treasury”) securities yield curve for purpose of discounting cash flows relating to MSRs. The change in reference rate did not have a significant effect on the Company’s estimates of fair value.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2022	December 31, 2021
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,695,609	$2,892,855
UPB of underlying loans	$222,502,163	$216,065,626
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.3%	3.0%
Key inputs (1)
Prepayment speed (2)
Range	5.8% – 17.5%	5.5% – 12.5%
Weighted average	6.9%	8.2%
Equivalent average life (in years)
Range	3.5 – 8.9	3.5 – 9.1
Weighted average	8.6	8.1
Effect on fair value of (3):
5% adverse change	$(54,269)	$(59,726)
10% adverse change	$(106,815)	$(117,162)
20% adverse change	$(207,063)	$(225,672)
Pricing spread (4)
Range	4.9% – 8.9%	6.0% – 8.0%
Weighted average	5.8%	7.2%
Effect on fair value of (3):
5% adverse change	$(50,211)	$(39,826)
10% adverse change	$(99,131)	$(78,613)
20% adverse change	$(193,274)	$(153,220)
Annual per-loan cost of servicing
Range	$79 – $81	$80 – $81
Weighted average	$80	$80
Effect on fair value of (3):
5% adverse change	$(20,144)	$(17,585)
10% adverse change	$(40,289)	$(35,169)
20% adverse change	$(80,578)	$(70,338)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)

These sensitivity analyses are limited in that they were performed as of a particular date; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in those inputs in relation to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

(4)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$3,070,330	$1,916,485	$2,666,768	$2,213,922
Purchases	2,099,102	423,660	2,760,876	1,682,849
Sales	(1,079,826)	—	(1,079,826)	(1,300,653)
Repayments	(68,695)	(57,650)	(138,971)	(239,983)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums	14,663	(1,883)	13,252	(4,406)
Valuation adjustments	(182,498)	29,252	(369,023)	(41,865)
	(167,835)	27,369	(355,771)	(46,271)
Balance at end of period	$3,853,076	$2,309,864	$3,853,076	$2,309,864

Following is a summary of the Company’s investment in MBS:

	June 30, 2022
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$3,930,972	$33,727	$(252,538)	$3,712,161
Subordinate credit-linked securities	125,620	(218)	(8,773)	116,629
Senior non-Agency securities	28,911	(903)	(3,722)	24,286
	$4,085,503	$32,606	$(265,033)	$3,853,076

	December 31, 2021
	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$2,649,238	$82,938	$(65,408)	$2,666,768

(1)	All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at June 30, 2022 and December 31, 2021.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2022	December 31, 2021
	(in thousands)
Government-Sponsored Entity eligible (1)	$1,464,416	$3,825,901
Held for sale to PLS ‒ Government insured or guaranteed (2)	305,730	314,995
Jumbo	3,143	—
Home equity lines of credit	2,872	3,265
Commercial real estate	—	964
Repurchased pursuant to representations and warranties	17,504	25,900
	$1,793,665	$4,171,025
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,657,609	$4,007,377
Mortgage loan participation purchase and sale agreements	83,700	52,102
	$1,741,309	$4,059,479

(1)

Government-Sponsored Entity eligibility refers to loans’ eligibility for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its Government-Sponsored Entity eligible loan production to or with other investors.

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	June 30, 2022	December 31, 2021
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,593,886	$1,495,914
Fixed interest rate jumbo loans	56,618	68,651
	1,650,504	1,564,565
Distressed loans	3,979	4,161
	$1,654,483	$1,568,726
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,650,504	$1,564,565
Assets sold under agreements to repurchase	362	359
	$1,650,866	$1,564,924

(1)

As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At June 30, 2022 and December 31, 2021, $90.9 million and $85.3 million, respectively, of such retained certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2022	December 31, 2021
	(in thousands)
Derivative assets	$17,372	$34,238

Derivative liabilities	$160,166	$15,369
Credit risk transfer strip liabilities	118,333	26,837
	$278,499	$42,206

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

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of loans acquired for sale, IRLCs, and MSRs.

The Company records all derivative and CRT strip assets and liabilities at fair value and records changes in fair value in current period results of operations. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale to nonaffiliates and repayment of loans acquired for sale at fair value. Cash flows from derivative financial instruments relating to hedging of MBS and MSRs are included in Cash flows from investing activities.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	655,000	$1,771	$—	1,450,000	$2,828	$—
Put options on interest rate futures purchase contracts	2,000,000	6,297	—	1,775,000	3,180	—
Forward purchase contracts	4,676,090	47,805	5,833	6,945,340	5,806	3,620
Forward sale contracts	11,857,731	46,981	91,997	10,466,182	6,307	13,782
MBS put options	500,000	2,298	—	3,400,000	3,662	—
Swaption purchase contracts	—	—	—	2,200,000	39	—
Swap futures	—	—	—	1,425,100	—	—
Bond futures	121,800	—	—	181,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	6,405,498	324	22,835	7,426,288	19,627	663
Interest rate lock commitments	1,944,700	5,997	7,653	2,092,129	3,897	1,446
Total derivatives before netting		111,473	128,318		45,346	19,511
Netting		(94,101)	31,848		(11,108)	(4,142)
		$17,372	$160,166		$34,238	$15,369
Margin deposits received from derivative counterparties, net		$125,950			$6,965
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$324			$19,627

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its derivatives counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of June 30, 2022 and December 31, 2021, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$324	$—	$—	$324	$19,627	$—	$—	$19,627
Interest rate lock commitments	5,997	—	—	5,997	3,897	—	—	3,897
RJ O’Brien & Associates, LLC	8,068	—	—	8,068	6,008	—	—	6,008
Jefferies & Company, Inc.	853	—	—	853	119	—	—	119
J.P. Morgan Securities LLC	—	—	—	—	2,085	—	—	2,085
Bank of America, N.A.	—	—	—	—	1,958	—	—	1,958
Other	2,130	—	—	2,130	544	—	—	544
	$17,372	$—	$—	$17,372	$34,238	$—	$—	$34,238

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

	June 30, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$7,653	$—	$—	$7,653	$1,446	$—	$—	$1,446
CRT derivatives	22,835	—	—	22,835	663	—	—	663
Bank of America, N.A.	1,194,022	(1,191,725)	—	2,297	1,088,417	(1,088,417)	—	—
J.P. Morgan Securities LLC	1,184,727	(1,178,058)	—	6,669	726,762	(726,762)	—	—
RBC Capital Markets, L.P.	756,436	(756,436)	—	—	1,293,754	(1,293,754)	—	—
Barclays Capital Inc.	760,181	(752,422)	—	7,759	1,086,104	(1,085,723)	—	381
Credit Suisse Securities (USA) LLC	635,078	(613,966)	—	21,112	832,610	(830,954)	—	1,656
Daiwa Capital Markets	475,001	(474,007)	—	994	495,973	(495,973)	—	—
Amherst Pierpont Securities LLC	254,299	(254,299)	—	—	125,090	(125,090)	—	—
Wells Fargo Securities, LLC	152,688	(147,590)	—	5,098	106,088	(104,674)	—	1,414
Citigroup Global Markets Inc.	114,511	(104,952)	—	9,559	131,312	(129,016)	—	2,296
Morgan Stanley & Co. LLC	133,558	(70,642)	—	62,916	412,321	(410,413)	—	1,908
BNP Paribas Corporate & Institutional Banking	67,904	(67,214)	—	690	171,185	(171,185)	—	—
Goldman Sachs & Co. LLC	46,732	(36,674)	—	10,058	217,459	(212,580)	—	4,879
Other	2,526	—	—	2,526	726	—	—	726
	$5,808,151	$(5,647,985)	$—	$160,166	$6,689,910	$(6,674,541)	$—	$15,369

(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statement of operations line	2022	2021	2022	2021
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$21,809	$94,605	$(4,107)	$(42,638)
CRT derivatives	Net (losses) gains on investments and financings	$(5,583)	$19,200	$(11,431)	$55,570
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$135,719	$(166,100)	$387,618	$131,376
Mortgage servicing rights	Net loan servicing fees	$(78,118)	$94,116	$(241,920)	$(280,287)
Fixed-rate and prepayment sensitive assets and repurchase agreements	Net (losses) gains on investments and financings	$—	$75	$—	$51

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

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	June 30, 2022	December 31, 2021
	(in thousands)
Currently unrestricted	$(118,333)	$5,978
To maturity	—	(32,815)
	$(118,333)	$(26,837)

(1)

Through December 31, 2021, the terms of the agreement underlying the CRT securities restricted sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance. The restriction on sales was removed during the quarter ended March 31, 2022.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$3,391,172	$2,441,214	$2,892,855	$1,755,236
MSRs resulting from loan sales	170,658	412,938	365,254	820,634
Changes in fair value:
Due to changes in inputs used in valuation model (1)	220,422	(229,885)	613,062	107,782
Other changes in fair value (2)	(86,643)	(69,613)	(175,562)	(128,998)
	133,779	(299,498)	437,500	(21,216)
Recombination with loans at fair value resulting from initial consolidation of a VIE (3)	—	(3,281)	—	(3,281)
Balance at end of period	$3,695,609	$2,551,373	$3,695,609	$2,551,373

	June 30, 2022	December 31, 2021
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,652,763	$2,863,544

(1)	Primarily reflects changes in prepayment speed, pricing spread, servicing cost, and UPB for the underlying loans.
(2)	Represents changes due to realization of expected cash flows.
(3)

As discussed in Note 6 ‒ Variable Interest Entities – Subordinate Mortgage-Backed Securities, the Company consolidates certain VIEs. During 2021, the Company initially consolidated a VIE holding loans for which it had previously recognized MSRs. Upon initial consolidation of the VIE, the Company recombined the MSRs with the loans in the consolidated VIE to Loans at fair value.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – From nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Contractually-specified servicing fees	$151,149	$124,019	$298,034	$240,306
Ancillary and other fees:
Late charges	609	351	1,221	763
Other	6,570	24,551	15,072	40,384
	7,179	24,902	16,293	41,147
	$158,328	$148,921	$314,327	$281,453
Average MSR servicing portfolio	$220,402,133	$191,539,208	$219,051,445	$184,477,096

Note 13— Other Assets

Other assets are summarized below:

	June 30, 2022	December 31, 2021
	(in thousands)
Correspondent lending receivables	$119,856	$27,539
Margin deposits	82,417	193,418
Interest receivable	20,155	15,168
Real estate acquired in settlement of loans	10,747	14,382
Servicing fees receivable	9,840	16,756
Other receivables	6,490	15,299
Other	7,685	3,737
	$257,190	$286,299
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$5,815	$7,293

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2022.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	1.75%	1.34%	1.42%	1.47%
Average balance	$5,293,064	$5,733,765	$5,147,290	$5,862,480
Total interest expense	$25,048	$23,282	$40,619	$51,941
Maximum daily amount outstanding	$6,543,551	$7,198,610	$8,187,913	$8,440,669

(1)

Excludes the effect of amortization of debt issuance costs of $1.9 million and $4.4 million for the quarter and six months ended June 30, 2022, respectively, and $4.1 million and $9.2 million for the quarter and six months ended June 30, 2021, respectively.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance funded under:
Committed facilities	$4,970,029	$5,799,975
Uncommitted facilities	677,956	874,566
	5,647,985	6,674,541
Unamortized debt issuance costs	(1,583)	(2,651)
	$5,646,402	$6,671,890
Weighted average interest rate	2.24%	1.08%
Available borrowing capacity (1):
Committed	$836,279	$289,436
Uncommitted	4,929,545	4,875,433
	$5,765,824	$5,164,869
Margin deposits placed with counterparties included in Other assets	$26,382	$67,997
Assets securing agreements to repurchase:
Mortgage-backed securities	$3,853,076	$2,666,768
Loans acquired for sale at fair value	$1,657,609	$4,007,377
Loans at fair value:
Certificates retained in asset-backed financings	$90,929	$85,266
Distressed	$362	$359
Deposits securing CRT arrangements	$94,187	$—
Mortgage servicing rights (2)	$1,961,726	$1,598,090
Servicing advances	$41,771	$93,455
Real estate acquired in settlement of loans	$5,815	$7,293

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2022	Unpaid principal balance
(in thousands)
Within 30 days	$3,705,245
Over 30 to 90 days	926,304
Over 90 days to 180 days	756,436
Over 180 days to 1 year	—
Over 1 year to 2 years	260,000
$5,647,985
Weighted average maturity (in months)	2.3

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2022:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Bank of America, N.A.	$18,808	August 4, 2022	June 5, 2024
JPMorgan Chase & Co.	$1,421	September 5, 2022	June 17, 2024
RBC Capital Markets, L.P.	$38,492	October 16, 2022	May 10, 2023
Barclays Capital Inc.	$2,888	September 6, 2022	November 3, 2022
Citibank, N.A.	$13,235	September 27, 2022	April 26, 2024
Credit Suisse First Boston Mortgage Capital LLC	$23,612	September 18, 2022	May 31, 2024
Wells Fargo Securities, LLC	$4,835	September 10, 2022	November 17, 2023
Morgan Stanley & Co. LLC	$6,625	September 10, 2022	January 3, 2024
BNP Paribas Corporate & Institutional Banking	$3,313	September 3, 2022	July 31, 2023
Goldman Sachs & Co. LLC	$1,073	September 12, 2022	December 23, 2022

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$48,838	July 15, 2022
JPMorgan Chase & Co.	$55,510	July 18, 2022
Barclays Capital Inc.	$30,337	July 13, 2022
Citibank, N.A.	$19,267	August 23, 2022
Daiwa Capital Markets America Inc.	$20,149	July 22, 2022
Amherst Pierpont Securities LLC	$10,521	July 25, 2022
Wells Fargo Securities, LLC	$2,709	July 8, 2022

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$31,756	July 28, 2022

Mortgage Loan Participation Purchase and Sale Agreement

One of the borrowing facilities secured by loans acquired for sale is in the form of a mortgage loan participation purchase and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	2.38%	1.36%	2.00%	1.38%
Average balance	$33,908	$32,152	$34,854	$35,638
Total interest expense	$232	$141	$408	$305
Maximum daily amount outstanding	$81,360	$89,072	$88,633	$89,072

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $63,000 for the quarter and six months ended June 30, 2022, respectively, and $31,000 and $62,000 for the quarter and six months ended June 30, 2021, respectively.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$79,389	$49,988
Unamortized debt issuance costs	(120)	—
	$79,269	$49,988
Weighted average interest rate	2.94%	1.48%
Loans acquired for sale pledged to secure Mortgage loan participation purchase and sale agreement	$83,700	$52,102

Note 15— Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

CRT Arrangement Financing

The Company, through various wholly-owned subsidiaries, issued secured term notes (the “CRT term notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the CRT term notes rank pari passu with each other.

Following is a summary of the CRT term notes issued:

			Unpaid	Annual interest rate		Maturity date
Term notes	Issuance date	Issuance amount	principal balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2021 1R	March 04, 2021	$659,156	$324,154	LIBOR	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	244,264	LIBOR	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	65,746	LIBOR	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	62,078	LIBOR	2.70%	October 27, 2022	October 29, 2024
2019 2R	June 11, 2019	$638,000	199,135	LIBOR	2.75%	May 29, 2023	May 29, 2025
			$895,377

(1)

The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the CRT term notes under the conditions specified in the respective agreements.

Fannie Mae MSR Financing

The Company, through a subsidiary, PMT ISSUER TRUST-FMSR, finances MSRs and ESS pledged or sold by PMC through a combination of repurchase agreements and term financing.

The repurchase agreement financing for Fannie Mae MSRs is effected through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") by PMT ISSUER TRUST-FMSR to PMC which is then sold to institutional buyers under an agreement to repurchase. The amount outstanding under the FMSR VFN is included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFN has a committed borrowing capacity of $700 million and matures on May 31, 2024.

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act.

The FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

		Issuance	Unpaid principal	Annual interest rate		Maturity date
FT-1 Note	Issuance date	amount	balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2022	June 28, 2022	$305,000	$305,000	SOFR (2)	4.19%	June 25, 2027	(3)
2021	March 30, 2021	$350,000	350,000	LIBOR	3.00%	March 25, 2026	March 27, 2028
2018	April 25, 2018	$450,000	450,000	LIBOR	2.35%	April 25, 2023	April 25, 2025
			$1,105,000

(1)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the term notes under the conditions specified in the respective agreements.
(2)	Secured Overnight Financing Rate (“SOFR”).
(3)	Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR Financing

The Company, through PMC, has a loan and security agreement under which PMC finances certain MSRs (inclusive of any related excess servicing spread arising therefrom) relating to loans pooled into Freddie Mac securities. The aggregate loan amount available under the loan and security agreement is $1.4 billion, bears interest at a rate equal to SOFR plus 3.36% per year, and will mature on July 29, 2022. Advances under the loan and security agreement are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	3.84%	3.13%	3.49%	3.13%
Average balance	$2,408,122	$2,917,356	$2,423,363	$2,590,852
Total interest expense	$24,413	$24,174	$44,779	$42,773
Maximum daily amount outstanding	$2,833,710	$3,180,129	$3,059,637	$3,235,942

(1)

Excludes the effect of amortization of debt issuance costs of $1.4 million and $2.9 million for the quarter and six months ended June 30, 2022, respectively, and $1.4 million and $2.5 million for the quarter and six months ended June 30, 2021, respectively.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT term notes	$895,377	$1,204,636
FT-1 Notes	1,105,000	800,000
Freddie Mac loan and security agreement	750,000	475,000
	2,750,377	2,479,636
Unamortized debt issuance costs	(8,627)	(7,675)
	$2,741,750	$2,471,961
Weighted average interest rate	4.61%	3.02%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,652,763	$2,863,544
CRT Agreements:
Deposits securing CRT arrangements	$1,336,572	$1,704,911
Derivative assets	$324	$19,627

(1)

Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Weighted average interest rate (1)	5.62%	7.87%	5.73%	7.69%
Average balance	$544,341	$495,032	$536,986	$390,553
Interest expense:
Coupon	$7,631	$7,632	$15,262	$11,862
Amortization of:
Conversion options (2)	—	2,081	—	3,008
Issuance costs	703	597	1,392	982
	$8,334	$10,310	$16,654	$15,852

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying value:
Unpaid principal balance	$555,000	$555,000
Conversion options allocated to Additional paid-in capital (2)	—	(40,952)
Unamortized debt issuance costs	(10,197)	(11,589)
	(10,197)	(52,541)
	$544,803	$502,459

(1)	Excludes the effect of amortization of debt issuance and conversion option costs.
(2)

As discussed in Note 2 ‒ Basis of Presentation and Accounting Change ‒ Accounting Change, the Company adopted ASU 2020‑06 effective January 1, 2022. As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount attributable to the conversion options originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized amortization of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	3.31%	3.17%	3.30%	3.20%
Average balance	$1,646,941	$95,069	$1,554,290	$107,672
Total interest expense	$15,016	$1,996	$26,043	$2,164

(1)

Excludes the effect of amortization of net debt issuance cost of $1.4 million and $590,000 for the quarter and six months ended June 30, 2022, respectively, and $1.2 million and $456,000 for the quarter and six months ended June 30, 2021, respectively.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$1,548,636	$1,469,999
Unpaid principal balance	$1,738,529	$1,442,379
Weighted average interest rate	3.18%	3.18%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of repayment of the certificates.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended June 30,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,750,377	$1,771,223	$324,154	$—	$350,000	$305,000	$—
Exchangeable senior notes	555,000	—	—	210,000	345,000	—	—
Asset-backed financings at fair value (2)	1,738,529	—	—	—	—	—	1,738,529
Interest-only security payable at fair value (2)	19,485	—	—	—	—	—	19,485
Total	$5,063,391	$1,771,223	$324,154	$210,000	$695,000	$305,000	$1,758,014

(1)	Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.
Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$40,225	$28,967	$40,249	$21,893
Provision for losses:
Pursuant to loan sales	1,129	8,472	2,446	16,985
Reduction in liability due to change in estimate	(1,530)	(1,095)	(2,695)	(2,519)
Losses incurred	(383)	(30)	(559)	(45)
Balance, end of period	$39,441	$36,314	$39,441	$36,314
UPB of loans subject to representations and warranties at end of period			$220,982,060	$193,579,850

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2022
(in thousands)
Commitments to purchase loans acquired for sale	$1,944,700

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
Preferred						Quarter		Six months
share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2022	2021	2022	2021
		(in thousands, except dividends per share)
Fixed-to-floating rate cumulative redeemable
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$—	$0.84	$—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its common shares, all of which were available for issuance as of June 30, 2022.

Common Share Repurchase Program

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million before transaction fees.

The following table summarizes the Company’s common share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2022	2021	2022	2021	total (1)
	(in thousands)
Common shares repurchased	1,927	27	3,901	27	24,498
Cost of common shares repurchased (2)	$28,418	$521	$60,248	$521	$370,995

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2022.
(2)	Cumulative total cost of common shares repurchased includes $490,000 of transaction fees.

Note 19— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(182,498)	$29,252	$(369,023)	$(41,865)
Loans at fair value:
Held in VIEs	(122,469)	(664)	(219,033)	(3,009)
Distressed	5	131	448	225
CRT arrangements	(42,355)	98,029	(77,978)	252,060
Asset-backed financings at fair value	116,667	1,582	205,841	2,483
Hedging derivatives	—	75	—	51
	(230,650)	128,405	(459,745)	209,945
From PFSI ‒ Excess servicing spread	—	—	—	1,651
	$(230,650)	$128,405	$(459,745)	$211,596

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Sales of loans	$(298,024)	$(222,271)	$(737,812)	$(815,060)
Hedging activities	123,997	(292,226)	462,099	171,050
	(174,027)	(514,497)	(275,713)	(644,010)
Non‒cash gain:
Receipt of MSRs in mortgage loan sale transactions	170,658	412,938	365,254	820,634
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(1,129)	(8,472)	(2,446)	(16,985)
Reduction of liability due to change in estimate	1,530	1,095	2,695	2,519
	401	(7,377)	249	(14,466)
Change in fair value of loans and derivatives
Interest rate lock commitments	21,809	94,605	(4,107)	(42,638)
Loans	(23,955)	(85,699)	(1,937)	(2,476)
Hedging derivatives	11,722	126,126	(74,481)	(39,674)
	9,576	135,032	(80,525)	(84,788)
	180,635	540,593	284,978	721,380
Total from nonaffiliates	6,608	26,096	9,265	77,370
From PFSI‒cash gain	1,063	1,630	2,359	3,368
	$7,671	$27,726	$11,624	$80,738

Note 21—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$1,175	$215	$1,578	$441
Mortgage-backed securities	40,651	7,806	55,051	16,092
Loans acquired for sale at fair value	23,442	32,613	42,690	55,520
Loans at fair value:
Held in consolidated variable interest entities	15,736	1,368	28,585	3,267
Distressed	14	40	188	293
Deposits securing CRT arrangements	2,384	156	2,606	325
Placement fees relating to custodial funds	7,204	1,472	10,914	4,004
Other	92	16	149	53
	90,698	43,686	141,761	79,995
From PFSI ‒ Excess servicing spread	—	—	—	1,280
	90,698	43,686	141,761	81,275
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	25,048	23,282	40,619	51,941
Mortgage loan participation purchase and sale agreements	232	141	408	305
Notes payable secured by credit risk transfer and mortgage servicing assets	24,413	24,174	44,779	42,773
Exchangeable senior notes	8,334	10,310	16,654	15,852
Asset-backed financings at fair value	15,016	1,996	26,043	2,164
Interest shortfall on repayments of loans serviced for Agency securitizations	4,430	18,536	11,472	40,576
Interest on loan impound deposits	677	763	1,689	1,512
	78,150	79,202	141,664	155,123
To PFSI ‒ Assets sold under agreement to repurchase	—	—	—	387
	78,150	79,202	141,664	155,510
Net interest income (expense)	$12,548	$(35,516)	$97	$(74,235)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Grants:
Restricted share units	6	4	134	105
Performance share units	52	42	151	126
	58	46	285	231
Grant date fair value:
Restricted share units	$95	$75	$2,101	$1,992
Performance share units	799	797	2,350	2,399
	$894	$872	$4,451	$4,391
Vestings:
Restricted share units	1	—	79	100
Performance share units (1)	—	—	41	37
	1	—	120	137
Forfeitures:
Restricted share units	—	—	—	—
Performance share units	2	—	11	—
	2	—	11	—
Compensation expense relating to share-based grants	$1,142	$1,010	$2,171	$2,748

(1)	The actual number of performance-based RSUs that vested during the six months ended June 30, 2022 was 39,001 common shares, which is 96% of the originally granted performance-based RSUs.
	June 30, 2022
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	225	221
Grant date average fair value per unit	$17.31	$16.90

Note 23—Income Taxes

The Company’s effective tax rate was (77.4)% and (312.0)% with a consolidated pretax loss of $39.9 million and $21.8 million for the quarter and six months ended June 30, 2022, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $32.6 million on pretax income of $147.6 million and a tax expense of $70.5 million on pretax income of $420.4 million for the quarter and six months ended June 30, 2022, respectively. The TRS income was primarily due to increases in MSR fair values. For the same periods in 2021, the TRS recognized a tax benefit of $24.3 million on a pretax loss of $149.6 million and a tax benefit of $4.9 million on a pretax loss of $61.5 million, respectively. The Company’s reported consolidated pretax income for the quarter and six months ended June 30, 2021 was $13.8 million and $104.8 million, respectively.  The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2022, the valuation allowance was decreased to $3.4 million from the $6.8 million valuation allowance recorded at March 31, 2022 as the result of GAAP income at the TRS for the quarter ended June 30, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands except per share amounts)
Net (loss) income	$(70,734)	$38,092	$(89,863)	$109,695
Dividends on preferred shares	(10,455)	(6,235)	(20,909)	(12,469)
Effect of participating securities‒share-based compensation awards	(104)	(80)	(207)	(169)
Net (loss) income attributable to common shareholders	$(81,293)	$31,777	$(110,979)	$97,057
Weighted average basic shares outstanding	91,963	97,927	93,048	97,910
Dilutive securities‒shares issuable under share-based compensation plan	—	107	—	213
Diluted weighted average shares outstanding	91,963	98,034	93,048	98,123
Basic (loss) earnings per share	$(0.88)	$0.32	$(1.19)	$0.99
Diluted (loss) earnings per share	$(0.88)	$0.32	$(1.19)	$0.99

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Shares issuable under share-based compensation plan	78	107	181	—
Shares issuable pursuant to exchange of the Exchangeable senior notes	24,328	24,328	24,328	—

Note 25—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$217,313	$—	$—	$217,313
Net (losses) gains on investments and financings	(57,811)	(172,839)	—	—	(230,650)
Net gains on loans acquired for sale	9	—	7,662	—	7,671
Net interest income (expense):
Interest income	5,919	60,895	23,393	491	90,698
Interest expense	10,428	55,154	12,101	467	78,150
	(4,509)	5,741	11,292	24	12,548
Other	(28)	—	14,646	—	14,618
	(62,339)	50,215	33,600	24	21,500
Expenses:
Loan fulfillment and servicing fees payable to PFSI	51	20,284	20,646	—	40,981
Management fees	—	—	—	7,910	7,910
Other	1,323	562	3,174	7,418	12,477
	1,374	20,846	23,820	15,328	61,368
Pretax (loss) income	$(63,713)	$29,369	$9,780	$(15,304)	$(39,868)
Total assets at end of quarter	$1,663,700	$9,146,234	$1,972,934	$434,411	$13,217,279

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(44,912)	$—	$—	$(44,912)
Net (losses) gains on investments and financings	98,413	29,992	—	—	128,405
Net gains on loans acquired for sale	1	—	27,725	—	27,726
Net interest income (expense):
Interest income	401	10,056	32,519	710	43,686
Interest expense	16,177	39,141	23,884	—	79,202
	(15,776)	(29,085)	8,635	710	(35,516)
Other	20	—	45,843	—	45,863
	82,658	(44,005)	82,203	710	121,566
Expenses:
Loan fulfillment and servicing fees payable to PFSI	80	19,936	54,019	—	74,035
Management fees	—	—	—	11,913	11,913
Other	4,061	1,507	9,150	7,103	21,821
	4,141	21,443	63,169	19,016	107,769
Pretax (loss) income	$78,517	$(65,448)	$19,034	$(18,306)	$13,797
Total assets at end of quarter	$2,361,218	$5,374,157	$5,738,154	$124,583	$13,598,112

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$521,491	$—	$—	$521,491
Net (losses) gains on investments and financings	(102,716)	(357,029)	—	—	(459,745)
Net gains on loans acquired for sale	5	—	11,619	—	11,624
Net interest income (expense):
Interest income	7,977	90,006	42,573	1,205	141,761
Interest expense	20,556	96,839	23,661	608	141,664
	(12,579)	(6,833)	18,912	597	97
Other	260	—	29,612	—	29,872
	(115,030)	157,629	60,143	597	103,339
Expenses:
Loan servicing fees and fulfillment payable to PFSI	111	41,312	37,400	—	78,823
Management fees	—	—	—	16,027	16,027
Other	4,534	2,737	8,386	14,642	30,299
	4,645	44,049	45,786	30,669	125,149
Pretax (loss) income	$(119,675)	$113,580	$14,357	$(30,072)	$(21,810)
Total assets at end of period	$1,663,700	$9,146,234	$1,972,934	$434,411	$13,217,279

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$5,133	$—	$—	$5,133
Net (losses) gains on investments and financings	252,684	(41,088)	—	—	211,596
Net gains on loans acquired for sale	—	—	80,738	—	80,738
Net interest income (expense):
Interest income	1,052	23,576	55,314	1,333	81,275
Interest expense	33,439	76,452	45,619	—	155,510
	(32,387)	(52,876)	9,695	1,333	(74,235)
Other	908	—	98,823	—	99,731
	221,205	(88,831)	189,256	1,333	322,963
Expenses:
Loan servicing fees and fulfillment payable to PFSI	218	38,890	114,855	—	153,963
Management fees	—	—	—	20,362	20,362
Other	8,210	2,321	19,796	13,486	43,813
	8,428	41,211	134,651	33,848	218,138
Pretax (loss) income	$212,777	$(130,042)	$54,605	$(32,515)	$104,825
Total assets at end of period	$2,361,218	$5,374,157	$5,738,154	$124,583	$13,598,112

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
•

A liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in COVID-19 pandemic-related forbearance but were current at the time they entered forbearance.

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2022	$1,288,085	$559,717	20%	6%	$162,979	$75,714
December 31, 2021	$938,218	$557,229	12%	6%	$108,536	$74,771

(1)	Calculated in accordance with the Agencies’ requirements.

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

During the six months ended June 30, 2022, we purchased newly originated prime credit quality residential loans with fair values totaling $44.6 billion as compared to $101.6 billion for the six months ended June 30, 2021, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the six months ended June 30, 2022, we received sourcing fees totaling $2.4 million, relating to $23.4 billion in UPB of loans that we sold to PLS.

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

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label non-Agency securitizations, and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$10,226,643	$30,181,949	$22,212,604	$63,500,106
To PennyMac Financial Services, Inc.	10,822,122	17,054,083	23,982,890	35,474,697
	$21,048,765	$47,236,032	$46,195,494	$98,974,803
Net gains on loans acquired for sale	$7,671	$27,726	$11,624	$80,738
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$170,658	$412,938	$365,254	$820,634
Retention of interest in securitization of loans secured by investment properties, net of associated asset-backed financing	—	—	23,485	—
Total investments resulting from correspondent production activities	$170,658	$412,938	$388,739	$820,634
Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter and six months ended June 30, 2022, we received approximately $170.7 million and $365.3 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.7 billion of MSRs at fair value at June 30, 2022.

•

REIT-eligible Agency and senior mortgage-backed or mortgage-related securities. We purchased approximately $2.6 billion of Agency fixed-rate pass-through securities and non-Agency senior MBS during the six months ended June 30, 2022. We held Agency fixed-rate pass-through securities and non-Agency senior MBS with fair values totaling approximately $3.7 billion at June 30, 2022.

Credit Sensitive Investments

CRT Arrangements

During the quarter and six months ended June 30, 2022, we recognized investment losses of approximately $40.0 million and $75.4 million, respectively, relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and Interest-only security payable) totaling approximately $1.3 billion at June 30, 2022.

Subordinate Mortgage-Backed Securities

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

We purchased approximately $125.7 million of subordinate credit-linked securities during the six months ended June 30, 2022. We held the subordinate credit-linked securities with fair values totaling approximately $116.6 million at June 30, 2022.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $1.9 billion on our consolidated balance sheet as of June 30, 2022.

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

The amounts of non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(182,498)	$29,252	$(369,023)	$(41,865)
Loans:
Held in variable interest entities	(122,469)	(664)	(219,033)	(3,009)
Distressed	67	74	451	158
ESS	—	—	—	1,651
CRT arrangements	(67,590)	38,030	(142,177)	135,961
Asset-backed financings at fair value	116,667	1,582	205,841	2,483
	(255,823)	68,274	(523,941)	95,379
Net gains on loans acquired for sale (1)	180,635	540,593	284,978	721,380
Net loan servicing fees‒MSR valuation adjustments (2)	20,103	(332,787)	367,657	(31,759)
	$(55,085)	$276,080	$128,694	$785,000
Net investment income	$21,500	$121,566	$103,339	$322,963
Non-cash items as a percentage of net investment Income	(256%)	227%	125%	243%

(1)	Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at period end.
(2)	Includes fair value changes related to MSR derivative hedging instruments.

We receive or pay cash relating to:

•	Our investment in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities or from the sale of the investment;
•

Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property acquired in settlement of the loan has been sold;

•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool or from the sale of investments;
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

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$21,500	$121,566	$103,339	$322,963
Expenses	61,368	107,769	125,149	218,138
Pretax (loss) income	(39,868)	13,797	(21,810)	104,825
Provision for (benefit from) income taxes	30,866	(24,295)	68,053	(4,870)
Net (loss) income	(70,734)	38,092	(89,863)	109,695
Dividends on preferred shares	10,455	6,235	20,909	12,469
Net (loss) income attributable to common shareholders	$(81,189)	$31,857	$(110,772)	$97,226
Pretax (loss) income by segment:
Credit sensitive strategies	$(63,713)	$78,517	$(119,675)	$212,777
Interest rate sensitive strategies	29,369	(65,448)	113,580	(130,042)
Correspondent production	9,780	19,034	14,357	54,605
Corporate	(15,304)	(18,306)	(30,072)	(32,515)
	$(39,868)	$13,797	$(21,810)	$104,825
Annualized return on average common shareholder's equity	(20.0)%	6.2%	(13.1)%	9.5%
(Loss) earnings per common share:
Basic	$(0.88)	$0.32	$(1.19)	$0.99
Diluted	$(0.88)	$0.32	$(1.19)	$0.99
Dividends per common share	$0.47	$0.47	$0.94	$0.94
	June 30, 2022	December 31, 2021
Total assets	$13,217,279	$13,772,708
Book value per common share	$16.59	$19.05
Closing price per common share	$13.83	$17.33

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate in the first half of 2022 and is expected to continue to raise interest rates through the year as well as reduce its holdings of Treasury and mortgage-backed securities. Rising interest rates are expected to decrease the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast range from $2.4 trillion to $2.8 trillion for 2022 according to leading economists. Lower projected mortgage transaction volumes and rising interest rates are expected to decrease mortgage production activities and increase competition in the mortgage production business year over year while also leading to declines in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. Rising interest rates are also expected to increase the costs of certain borrowings, as well as provide greater interest income from our placement fees on deposits and loans held for sale.

Due to certain capital rules, the Government-Sponsored Entities (“GSEs”) (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, or Fannie Mae and Freddie Mac, respectively)have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the GSEs as compared to individual loans delivered by third party mortgage lenders directly to the GSEs’ cash windows without the assistance of a loan aggregator. To the extent the GSEs increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Our results of operations decreased by $108.8 million and $199.6 million during the quarter and six months ended June 30, 2022, respectively, as compared to the quarter and six months ended June 30, 2021, reflecting the effect of declines in CRT-related investments valuation, gains on loans held for sale and loan origination fees, partially offset by the improved fair value performance of our MSR investments.

The decrease in the quarterly pretax results is summarized below:

•	An increase in net servicing fees of $262.2 million caused by positive fair value changes in our investment in MSRs and hedging results.
•	A $211.8 million decrease in gains on MBS, due to sharply increasing interest rates.
•

A $140.4 million decrease in net gains on our CRT arrangements as credit spreads widened due to macroeconomic uncertainty as compared to the quarter ended June 30, 2021, which reflected the continuing recovery from the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements.

•

A $20.1 million decrease in gains on sales of the loans, reflecting decreases in both production volume and in our gain on sale margins during the quarter ended June 30, 2022, resulting from the effect of increasing interest rates on loan demand in our correspondent lending segment.

•	A $34.8 million increase in net interest income in our interest rate sensitive strategies segment.

The decrease in the six months pretax results is summarized below:

•	An increase in net servicing fees of $516.4 million caused by positive fair value changes in our investment in MSRs and hedging results.
•	A $327.2 million increase in losses on MBS, due to sharply increasing interest rates.
•

A $330.0 million decrease in net gains on our CRT arrangements as credit spreads widened due to macroeconomic uncertainty as compared to the six months ended June 30, 2021, which reflected the continuing recovery from the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements.

•

A $69.1 million decrease in gains on sales of the loans, reflecting decreases in both production volume and in our gain on sale margins during the six months ended June 30, 2022, resulting from the effect of increasing interest rates on loan demand in our correspondent lending segment.

•	A $46.0 million increase in net income in our interest rate sensitive strategies segment.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net loan servicing fees	$217,313	$(44,912)	$521,491	$5,133
Net (losses) gains on investments and financings	(230,650)	128,405	(459,745)	211,596
Net gains on loans acquired for sale	7,671	27,726	11,624	80,738
Net loan origination fees	14,428	45,714	29,202	98,616
Net interest income (expense)	12,548	(35,516)	97	(74,235)
Other	190	149	670	1,115
	$21,500	$121,566	$103,339	$322,963

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees	$158,328	$148,921	$314,327	$281,453
Effect of MSRs and hedging results	58,985	(193,833)	207,164	(276,320)
Net loan servicing fees	$217,313	$(44,912)	$521,491	$5,133

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Contractually-specified servicing fees	$151,149	$124,019	$298,034	$240,306
Ancillary and other fees:
Late charges	609	351	1,221	763
Other	6,570	24,551	15,072	40,384
	7,179	24,902	16,293	41,147
	$158,328	$148,921	$314,327	$281,453
Average MSR servicing portfolio	$220,402,133	$191,539,208	$219,051,445	$184,477,096

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

The change in contractually-specified fees for the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio. The changes in other loan servicing fees for the comparative period is due primarily to a decrease in the volume of fees charged to correspondent lenders for loans repaid shortly after purchase as the result of the significant volume of refinancing activity experienced in the first part of 2021.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(86,643)	$(69,613)	$(175,562)	$(128,998)
Changes in valuation inputs used in valuation model	220,422	(229,885)	613,062	107,782
	133,779	(299,498)	437,500	(21,216)
Hedging results	(78,118)	94,116	(241,920)	(280,287)
Total change in fair value of mortgage servicing rights and hedging results	55,661	(205,382)	195,580	(301,503)
Recapture income from PFSI	3,324	11,549	11,584	25,183
	$58,985	$(193,833)	$207,164	$(276,320)
Average balance of MSRs	$3,583,083	$2,519,721	$3,366,498	$2,299,197

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter and six months ended June 30, 2022, realization of cash flows increased primarily due to the significant growth of our investment in MSRs as compared to the quarter and six months ended June 30, 2021.

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and six months ended June 30, 2022, as compared to 2021, reflect the effects of expectations for slower future prepayments of the underlying loans as a result of interest rates increasing more significantly during the quarter and six months ended June 30, 2022.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarter and six months ended June 30, 2022 and 2021. The loss from hedging activities increased during the quarter ended June 30, 2022, as compared to the same period in 2021, primarily due to interest rates increasing during the quarter in 2022 as opposed to decreasing during the quarter in 2021.  The loss from hedging activities decreased during the six months ended June 30, 2022 as compared to the same period in 2021 due to smaller hedge positions as a larger MBS portfolio was also used to offset MSR fair value changes.

The decrease in loan servicing fees from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	June 30, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$222,381,278	$215,927,495
Collection status (UPB)
Delinquency (1):
30-89 days delinquent	$1,464,171	$1,148,542
90 or more days delinquent:
Not in foreclosure	$792,170	$1,726,488
In foreclosure	$71,173	$36,658
Bankruptcy	$120,493	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$195,083	$169,654
90 days or more	$426,388	$614,882
Custodial funds managed by the Company (2)	$2,907,651	$3,823,527

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

Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(182,498)	$29,252	$(369,023)	$(41,865)
Loans at fair value:
Held in consolidated variable interest entities	(122,469)	(664)	(219,033)	(3,009)
Distressed	5	131	448	225
CRT arrangements	(42,355)	98,029	(77,978)	252,060
Asset-backed financings at fair value	116,667	1,582	205,841	2,483
Hedging derivatives	—	75	—	51
	(230,650)	128,405	(459,745)	209,945
From PFSI‒Excess servicing spread	—	—	—	1,651
	$(230,650)	$128,405	$(459,745)	$211,596

The decrease in net gains on investments for the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021, was caused primarily by increased losses from our investments in MBS and CRT arrangements.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2022, we recognized net valuation losses of $182.5 million and $369.0 million, respectively, as compared to net valuation gains of $29.3 million and net valuation losses of $41.9 million for the quarter and six months ended June 30, 2021, respectively. The losses recognized reflect more significant increases in interest rates and mortgage and credit spreads during the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a net loss of $5.8 million and $13.2 million, respectively, during the quarter and six months ended June 30, 2022, as compared to a net gain of $918,000 and net loss of $526,000, respectively, during the quarter and six months ended June 30, 2021. The net loss during the quarter and six months ended June 30, 2022 reflects the effect of increasing interest rates and widening credit spreads during the quarter and six months ended June 30, 2022.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
Derivative and CRT strips:
CRT derivatives:
Realized	$9,157	$28,631	$30,358	$52,127
Valuation changes	(14,740)	(9,431)	(41,789)	3,443
	(5,583)	19,200	(11,431)	55,570
CRT strips:
Realized	16,078	31,368	33,841	63,972
Valuation changes	(49,738)	41,724	(91,496)	134,946
	(33,660)	73,092	(57,655)	198,918
Interest-only security payable at fair value	(3,112)	5,737	(8,892)	(2,428)
	(42,355)	98,029	(77,978)	252,060
Interest income ‒ Deposits securing CRT arrangements	2,384	156	2,606	325
	$(39,971)	$98,185	$(75,372)	$252,385

Net recoveries received to settle reversal of previously recognized losses on CRT arrangements	$4,456	$20,212	$20,429	$33,555

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,511)	$18,964
CRT strips	(118,333)	(26,837)
	$(140,844)	$(7,873)

Deposits securing CRT arrangements	$1,430,759	$1,704,911
Interest-only security payable at fair value	$19,485	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$324	$19,627
Deposits securing CRT arrangements (1)	$1,430,759	$1,704,911

UPB of loans underlying CRT arrangements	$26,327,563	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$25,726,633	$29,581,803
30-89 days delinquent	$318,681	$349,291
90-180 days delinquent	$102,021	$120,775
180 or more days delinquent	$157,518	$748,576
Foreclosure	$22,710	$8,462
Bankruptcy	$54,403	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,194	$44,015
90-180 days delinquent	$47,867	$57,815
180 or more days delinquent	$46,861	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $141.2 million and $27.5 million in CRT derivative and CRT strip liabilities at June 30, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the quarter and six months ended June 30, 2022, reflects credit spread widening (an increase in the interest rate demanded by investors for instruments over those that are considered “risk free”) for CRT securities in the credit markets. This contrasts with CRT investments’ gains during the quarter and six month periods ended June 30, 2021, which reflects a decrease in credit spread as the credit markets continued to recover from the dislocation experienced during the first six months of 2020 as a result of the onset of the COVID-19 pandemic.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(298,024)	$(222,271)	$(737,812)	$(815,060)
Hedging activities	123,997	(292,226)	462,099	171,050
	(174,027)	(514,497)	(275,713)	(644,010)
Non-cash gain:
Receipt of MSRs in loan sale transactions	170,658	412,938	365,254	820,634
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,129)	(8,472)	(2,446)	(16,985)
Reduction in liability due to change in estimate	1,530	1,095	2,695	2,519
	401	(7,377)	249	(14,466)
Change in fair value during the period of financial instruments:
Interest rate lock commitments	21,809	94,605	(4,107)	(42,638)
Loans	(23,955)	(85,699)	(1,937)	(2,476)
Hedging derivatives	11,722	126,126	(74,481)	(39,674)
	9,576	135,032	(80,525)	(84,788)
	180,635	540,593	284,978	721,380
Total from nonaffiliates	6,608	26,096	9,265	77,370
From PFSI—cash	1,063	1,630	2,359	3,368
	$7,671	$27,726	$11,624	$80,738

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$11,079,906	$30,332,297	$21,274,224	$64,330,116
Acquisition of loans for sale (UPB):
To nonaffiliates	$10,323,700	$30,479,292	$20,092,962	$64,241,132
To PFSI	10,649,077	16,174,868	23,379,407	33,614,940
	$20,972,777	$46,654,160	$43,472,369	$97,856,072

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021, reflect the effect of rising interest rates on demand for mortgage loans and on gain on sale margins.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.1 million and $2.4 million, for the quarter and six months ended June 30, 2022, respectively compared to $8.5 million and $17.0 million for the quarter and six months ended June 30, 2021, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$2,782	$3,696	$2,782	$4,583
New indemnifications	1,968	—	1,968	—
Less: Indemnified loans repaid or refinanced	—	186	—	1,073
Loans indemnified at end of period	$4,750	$3,510	$4,750	$3,510
Loans indemnified by correspondent lenders at end of period			$1,298	$1,497
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$1,219	$213
Repurchase activity (UPB):
Loans repurchased	$27,790	$14,183	$52,024	$30,277
Less:
Loans repurchased by correspondent sellers	24,528	14,652	41,372	22,699
Loans resold or repaid by borrowers	3,911	2,881	15,083	9,145
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(649)	$(3,350)	$(4,431)	$(1,567)
Net losses charged to liability for representations and warranties	$383	$30	$559	$45
At end of period:
Loans subject to representations and warranties			$220,982,060	$193,579,850
Liability for representations and warranties			$39,441	$36,314

During the quarter and six months ended June 30, 2022, we repurchased loans totaling $27.8 million and $52.0 million, respectively. We recorded losses of $383,000 and $559,000 net of recoveries during the quarter and six months ended June 30, 2022, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to refinance and resell repurchased loans. The recent increases in market interest rates and expected economic slowdown may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase delinquent loans. Furthermore, these factors may increase the level of borrower defaults, increasing the level of repurchases we are required to make and making profitable resolutions of repurchased loans more difficult. We expect the effect of these developments to increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $1.5 million and $2.7 million reductions in liability for representations and warranties during the quarter and six months ended June 30, 2022, respectively, as compared to $1.1 million and $2.5 million for the same periods in 2021, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021, reflects a decrease in our purchases of loans with delivery fees.

Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Quarter ended June 30, 2022			Quarter ended June 30, 2021
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,175	$324,496	1.43%	$215	$248,196	0.34%
Mortgage-backed securities	40,651	3,218,053	5.00%	7,806	1,951,102	1.58%
Loans acquired for sale at fair value	23,442	1,767,327	5.25%	32,613	4,153,241	3.11%
Loans at fair value:
Held by variable interest entity	15,736	1,753,381	3.55%	1,368	103,615	5.22%
Distressed	14	3,996	1.39%	40	7,208	2.20%
	15,750	1,757,377	3.55%	1,408	110,823	5.03%
Deposits securing CRT arrangements	2,384	1,492,997	0.63%	156	2,503,261	0.02%
	83,402	8,560,250	3.85%	42,198	8,966,623	1.86%
Placement fees relating to custodial funds	7,204			1,472
Other	92			16
	90,698	$8,560,250	4.19%	43,686	$8,966,623	1.93%
Liabilities:
Assets sold under agreements to repurchase	$25,048	$5,293,064	1.87%	$23,282	$5,733,765	1.61%
Mortgage loan participation purchase and sale agreement	232	33,908	2.71%	141	32,152	1.73%
Notes payable secured by credit risk transfer and mortgage servicing assets	24,413	2,408,122	4.01%	24,174	2,917,356	3.28%
Exchangeable senior notes	8,334	544,341	6.06%	10,310	495,032	8.24%
Asset-backed financings of at fair value	15,016	1,646,941	3.61%	1,996	95,069	8.31%
	73,043	9,926,376	2.91%	59,903	9,273,374	2.56%
Interest shortfall on repayments of loans serviced for Agency securitizations	4,430			18,536
Interest on loan impound deposits	677			763
	78,150	$9,926,376	3.11%	79,202	$9,273,374	3.38%
Net interest income (expense)	$12,548			$(35,516)
Net interest margin			0.58%			-1.57%
Net interest spread			1.08%			-1.45%

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,578	$254,431	1.23%	$441	$260,133	0.34%
Mortgage-backed securities	55,051	3,018,968	3.63%	16,092	1,978,496	1.62%
Loans acquired for sale at fair value	42,690	1,946,485	4.36%	55,520	3,887,734	2.84%
Loans at fair value:
Held by variable interest entities	28,585	1,655,725	3.43%	3,267	116,298	5.59%
Distressed	188	4,030	9.28%	293	7,504	7.77%
	28,773	1,659,755	3.45%	3,560	123,802	5.72%
Excess servicing spread from PFSI	—	—	—	1,280	43,484	5.85%
Deposits securing CRT arrangements	2,606	1,561,190	0.33%	325	2,622,897	0.02%
	130,698	8,440,829	3.08%	77,218	8,916,546	1.72%
Placement fees relating to custodial funds	10,914			4,004
Other	149			53
	141,761	$8,440,829	3.34%	81,275	$8,916,546	1.81%
Liabilities:
Assets sold under agreements to repurchase	$40,619	$5,147,290	1.57%	$51,941	$5,862,480	1.76%
Mortgage loan participation purchase and sale agreement	408	34,854	2.33%	305	35,638	1.70%
Notes payable secured by credit risk transfer and mortgage servicing assets	44,779	2,423,363	3.68%	42,773	2,590,852	3.28%
Exchangeable senior notes	16,654	536,986	6.17%	15,852	390,053	8.08%
Asset-backed financings at fair value	26,043	1,554,290	3.33%	2,164	107,672	4.00%
Assets sold to PFSI under agreement to repurchase	—	—	—	387	26,256	2.93%
	128,503	9,696,783	2.64%	113,422	9,012,951	2.50%
Interest shortfall on repayments of loans serviced for Agency securitizations	11,472			40,576
Interest on loan impound deposits	1,689			1,512
	141,664	$9,696,783	2.91%	155,510	$9,012,951	3.43%
Net interest income (expense)	$97			$(74,235)
Net interest margin			0.00%			-1.66%
Net interest spread			0.43%			-1.62%

The effects of changes in the yields and costs and composition of our investments on our net interest income (expense) are summarized below:

	Quarter ended June 30, 2022			Six months ended June 30, 2022
	vs.			vs.
	Quarter ended June 30, 2021			Six months ended June 30, 2021
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$875	$85	$960	$1,147	$(10)	$1,137
Mortgage-backed securities	25,246	7,599	32,845	27,370	11,589	38,959
Loans acquired for sale at fair value	15,434	(24,605)	(9,171)	22,058	(34,888)	(12,830)
Loans at fair value:
Held by variable interest entities	(576)	14,944	14,368	(1,731)	27,049	25,318
Distressed	(12)	(14)	(26)	49	(154)	(105)
	(588)	14,930	14,342	(1,682)	26,895	25,213
Excess servicing spread from PFSI	—	—	—	—	(1,280)	(1,280)
Deposits securing CRT arrangements	2,316	(88)	2,228	2,464	(183)	2,281
	43,283	(2,079)	41,204	51,357	2,123	53,480
Placement fees relating to custodial funds	—	5,732	5,732	—	6,910	6,910
Other	—	76	76	—	96	96
	43,283	3,729	47,012	51,357	9,129	60,486
Liabilities:
Assets sold under agreements to repurchase	3,649	(1,883)	1,766	(5,351)	(5,971)	(11,322)
Mortgage loan participation purchase and sale agreement	83	8	91	110	(7)	103
Notes payable secured by credit risk transfer and mortgage servicing assets	4,872	(4,633)	239	4,887	(2,881)	2,006
Exchangeable senior notes	(2,929)	953	(1,976)	(4,301)	5,103	802
Asset-backed financings of at fair value	(1,747)	14,767	13,020	(419)	24,298	23,879
Assets sold to PFSI under agreement to repurchase	—	—	—	—	(387)	(387)
	3,928	9,212	13,140	(5,074)	20,155	15,081
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(14,106)	(14,106)	—	(29,104)	(29,104)
Interest on loan impound deposits	—	(86)	(86)	—	177	177
	3,928	(4,980)	(1,052)	(5,074)	(8,772)	(13,846)
Increase in net interest income	$39,355	$8,709	$48,064	$56,431	$17,901	$74,332
The increase in net interest income during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021, is due to:

•

A decrease in the interest shortfall on repayments of loans serviced for the Agency securitizations, reflecting decreased prepayment activity in our MSR portfolio as a result of increasing interest rates reducing the incentive of borrowers to refinance their loans.

•	An increase in the yields we earn on our investments in MBS and loans acquired for sale arising from our acquisition of higher coupon Agency pass through securities and subordinate credit securities.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,335	$20,015	$41,423	$39,108
Loan fulfillment fees	20,646	54,020	37,400	114,855
Management fees	7,910	11,913	16,027	20,362
Loan origination	2,782	7,986	5,624	17,294
Professional services	1,252	1,897	5,277	4,121
Loan collection and liquidation	1,251	3,975	4,428	7,832
Safekeeping	1,021	2,592	3,416	4,533
Compensation	1,549	1,328	2,986	3,513
Other	4,622	4,043	8,568	6,520
	$61,368	$107,769	$125,149	$218,138

Expenses decreased $46.4 million and $93.0 million, during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021. The decrease for the quarter and six months ended June 30, 2022, as compared to the same periods in 2021, is primarily due to reduced fees relating to fulfillment activities performed by PFSI on our behalf.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$258	$630	$522	$1,173
Loans at fair value	106	80	316	217
MSRs	19,971	19,305	40,585	37,718
	$20,335	$20,015	$41,423	$39,108
Average investment in:
Loans acquired for sale at fair value	$1,767,327	$4,153,241	$1,946,485	$3,887,734
Loans at fair value	$1,757,377	$110,823	$1,659,755	$123,802
Average MSR portfolio UPB	$220,402,133	$191,539,208	$219,051,445	$184,477,096

Loan servicing fees increased by $320,000 and $2.3 million during the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees is due to growth in our portfolio of MSRs.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $33.4 million and $77.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decrease was primarily due to a decrease in loan production volume.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Base	$7,910	$8,648	$16,027	$17,097
Performance incentive	—	3,265	—	3,265
	$7,910	$11,913	$16,027	$20,362
Average shareholders' equity amounts used to calculate base management fee expense	$2,125,557	$2,340,948	$2,168,930	$2,325,605

Management fees decreased by $4.0 million and $4.3 million during the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. This decrease reflects the nonrecurrence of a performance incentive fee during the 2022 period along with the effect of the decrease in our average shareholders’ equity on our base management fee during the quarter and six months ended June 30, 2022, as compared to the quarter and six months ended June 30, 2021.

Loan origination

Loan origination expenses decreased $5.2 million and $11.7 million during the quarter and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily reflecting a decrease in the volume of loans produced through our correspondent production activities.

Income Taxes

We have elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

The Company’s effective tax rate was (77.4)% and (312.0)% with consolidated pretax loss of $39.9 million and $21.8 million for the quarter and six months ended June 30, 2022, respectively. The TRS recognized a tax expense of $32.6 million on pretax income of $147.6 million and tax expense of $70.5 million on pretax income of $420.4 million for the quarter and six months ended June 30, 2022, respectively. The TRS income was primarily due to increases in the fair value of MSRs. For the same periods in 2021, the TRS recognized a tax benefit of $24.3 million on a pretax loss of $149.6 million and a tax benefit of $4.9 million on a pretax loss of $61.5 million, respectively. The Company’s reported consolidated pretax income for the quarter and six months ended June 30, 2021 was $13.8 million and $104.8 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2022, the valuation allowance was decreased to $3.4 million from the $6.8 million valuation allowance recorded at March 31, 2022 as the result of GAAP income at the TRS for the quarter ended June 30, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2022	2021
	(in thousands)
Assets
Cash	$332,009	$58,983
Investments:
Short-term	88,818	167,999
Mortgage-backed securities at fair value	3,853,076	2,666,768
Loans acquired for sale at fair value	1,793,665	4,171,025
Loans at fair value	1,654,483	1,568,726
Derivative assets	17,372	34,238
Deposits securing credit risk transfer arrangements	1,430,759	1,704,911
MSRs	3,695,609	2,892,855
	12,533,782	13,206,522
Other	351,488	507,203
Total assets	$13,217,279	$13,772,708
Liabilities
Debt:
Short-term	$5,725,671	$6,721,878
Long-term	4,854,674	4,455,012
	10,580,345	11,176,890
Other	566,294	228,300
Total liabilities	11,146,639	11,405,190
Shareholders’ equity	2,070,640	2,367,518
Total liabilities and shareholders’ equity	$13,217,279	$13,772,708

Total assets decreased by approximately $555.4 million during the period from December 31, 2021 through June 30, 2022, primarily due to a decrease of $2.4 billion in Loans acquired for sale at fair value and $274.2 million in Deposits securing credit risk transfer arrangements pledged to creditors, partially offset by increases in MBS of $1.2 billion, MSRs of $802.8 million, and Loans at fair value of $85.8 million.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Correspondent loan purchases:
Government-Sponsored Entity eligible (1)	$10,428,922	$31,467,800	$20,626,883	$66,421,755
Government-insured or guaranteed - for sale to PLS	10,837,817	16,926,863	23,971,277	35,215,654
Advances to home equity lines of credit	50	20	97	56
	$21,266,789	$48,394,683	$44,598,257	$101,637,465

(1)

Government-Sponsored Entity eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its Government-Sponsored Entity eligible loan production to other investors.

During the quarter and six months ended June 30, 2022, we purchased for sale $21.3 billion and $44.6 billion, respectively, in fair value of correspondent production loans as compared to $48.4 billion and $101.6 billion during the quarter and six months ended June 30, 2021, respectively. The decrease in loan production reflects the effect of decreased loan demand as a result of the increasing interest rate environment during the quarter and six months ended June 30, 2022, as compared to the same periods in 2021.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Mortgage-backed securities (net of sales)	$1,019,276	$423,660	$1,681,050	$382,196
Loans secured by investment properties, net of associated asset-backed financing	—	12,894	23,485	12,894
Mortgage servicing rights received in loan sales	170,658	412,938	365,254	820,634
Excess servicing spread received pursuant to a recapture agreement	—	—	—	557
	$1,189,934	$849,492	$2,069,789	$1,216,281

Our acquisitions during the quarters and six months ended June 30, 2022 and 2021 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2022				December 31, 2021
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency Pass-through securities	$3,712,161	$3,930,972	9.7	3.2%	$2,666,768	$2,649,238	8.6	2.2%
Subordinate credit-linked securities	116,629	125,620	4.7	8.8%	—	—	—	—
Senior non-Agency securities	24,286	28,911	14.5	2.5%	—	—	—	—
	$3,853,076	$4,085,503			$2,666,768	$2,649,238

CRT Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	June 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(118,333)	$(26,837)
CRT derivatives	(22,511)	18,964
	(140,844)	(7,873)
Deposits securing CRT arrangements	1,430,759	1,704,911
Interest-only security payable at fair value	(19,485)	(10,593)
	$1,270,430	$1,686,445
UPB of loans subject to credit guarantee obligations	$26,327,563	$30,808,907

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2022:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Cumulative defaults	$52	$438	$394	$489	$193	$55	$1,621
Cumulative losses	$—	$3	$9	$19	$11	$6	$48

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,102	$1,880	$308	$354	$334	$77	$4,055
25 - 30%	859	1,566	266	319	307	79	3,396
30 - 35%	949	1,884	371	426	388	109	4,127
35 - 40%	925	2,157	506	507	429	128	4,652
40 - 45%	911	2,564	713	716	593	194	5,691
>45%	590	2,077	943	466	204	127	4,407
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Weighted average	33.4%	35.6%	38.6%	36.5%	35.0%	31.4%	35.4%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$35	$161	$62	$34	$21	$12	$325
650 - 699	262	1,093	616	427	276	143	2,817
700 - 749	1,258	3,512	1,101	946	717	220	7,754
750 or greater	3,773	7,329	1,320	1,376	1,241	339	15,378
Not available	8	33	8	5	—	—	54
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Weighted average	763	753	736	744	751	742	752

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,510	$4,352	$1,038	$896	$907	$284	$9,987
80-85%	893	2,361	763	793	611	191	5,612
85-90%	348	682	136	143	124	40	1,473
90-95%	490	1,273	345	345	251	77	2,781
95-100%	1,095	3,460	825	611	362	122	6,475
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Weighted average	80.7%	83.1%	83.1%	82.5%	80.7%	81.0%	82.3%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,855	$11,230	$2,988	$2,762	$2,250	$713	$24,798
80-85%	380	659	81	20	3	1	1,144
85-90%	82	193	27	4	2	—	308
90-95%	17	36	8	1	—	—	62
95-100%	1	9	2	1	—	—	13
>100%	1	1	1	—	—	—	3
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Weighted average	66.0%	65.7%	62.1%	57.0%	51.6%	48.6%	62.7%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$537	$1,137	$361	$289	$417	$127	$2,868
FL	588	1,166	386	296	244	65	2,745
TX	647	1,062	256	244	290	113	2,612
VA	279	544	115	132	163	67	1,300
MD	206	501	145	155	149	39	1,195
Other	3,079	7,718	1,844	1,672	992	303	15,608
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$491	$1,470	$368	$398	$284	$105	$3,116
Southeast	1,817	4,207	1,118	960	722	222	9,046
Midwest	503	1,293	266	267	203	51	2,583
Southwest	1,408	2,718	600	554	430	152	5,862
West	1,117	2,440	755	609	616	184	5,721
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$5,308	$11,992	$3,028	$2,763	$2,243	$711	$26,045
90 - 179 Days	10	44	25	12	7	2	100
180+ Days	16	82	45	12	4	1	160
Foreclosure	2	10	9	1	1	—	23
	$5,336	$12,128	$3,107	$2,788	$2,255	$714	$26,328
Bankruptcy	$2	$19	$14	$8	$10	$2	$54

Cash Flows

Our cash flows for the quarter ended June 30, 2022 and 2021 are summarized below:

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating activities	$1,677,551	$(2,868,422)
Investing activities	(785,106)	990,684
Financing activities	(619,419)	1,888,650
Net cash flows	$273,026	$10,912

Our cash flows resulted in a net increase in cash of $273.0 million during the six months ended June 30, 2022, as discussed below.

Operating activities

Cash provided by operating activities totaled $1.7 billion during the six months ended June 30, 2022, as compared to cash used in our operating activities of $2.9 billion during the six months ended June 30, 2021. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2022	2021
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,545,213	$(2,692,721)
Other	132,338	(175,701)
	$1,677,551	$(2,868,422)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale decreased during the six months ended June 30, 2022, as compared to the same period in 2021.

Investing activities

Net cash used in our investing activities was $785.1 million for the six months ended June 30, 2022, as compared to net cash provided by our investing activities of $990.7 million for the six months ended June 30, 2021, primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets partially offset by repayments from our investments in CRT arrangements and decreases in margin deposits.

Financing activities

Net cash used in our financing activities was $619.4 million for the six months ended June 30, 2022, as compared to net cash provided by our financing activities of $1.9 billion for the six months ended June 30, 2021. This change reflects reduced financing requirements relating to loans acquired for sale.

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

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets, net	MSRs (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$3,676,751	$1,572,594	$74,641	$62,416	$260,000	$—	$5,646,402
Mortgage loan participation purchase and sale agreements	—	79,269	—	—	—	—	79,269
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	892,489	1,849,261	—	2,741,750
Asset-backed financings at fair value	—	—	1,548,636	—	—	—	1,548,636
Interest-only security payable	—	—	—	19,485	—	—	19,485
Total secured borrowings	$3,676,751	$1,651,863	$1,623,277	$974,390	$2,109,261	$—	$10,035,542
Exchangeable senior notes							544,803
Total borrowings	$3,676,751	$1,651,863	$1,623,277	$974,390	$2,109,261	$—	10,580,345
Shareholders' equity							2,070,640
Total financing							$12,650,985

Net assets pledged to secure financing	$3,853,076	$1,741,309	$1,650,866	$1,289,915	$3,694,534	$5,815	$12,235,515
Debt-to-equity ratio:
Excluding non-recourse debt							4.4:1
Total							5.1:1

(1)	Amounts pledged to secure financing include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2022	2021	2022	2021
	(in thousands)
Average balance outstanding	$5,293,064	$5,733,765	$5,147,290	$5,862,480
Maximum daily balance outstanding	$6,543,551	$7,198,610	$8,187,913	$8,440,669
Ending balance			$5,646,402	$7,193,671

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.4 billion at June 30, 2022.

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential loans serviced;
•	A tangible net worth/total assets ratio greater than or equal to 6%;
•

A liquidity requirement equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 pandemic-related payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2022, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between June 30, 2022 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2022:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$99,402
JPMorgan Chase & Co.	56,931
RBC Capital Markets, L.P.	38,492
Barclays Capital Inc.	33,225
Citibank, N.A.	32,502
Credit Suisse First Boston Mortgage Capital LLC	23,612
Daiwa Capital Markets America Inc.	20,149
Amherst Pierpont Securities LLC	10,521
Wells Fargo Securities, LLC	7,544
Morgan Stanley Bank, N.A.	6,625
BNP Paribas Corporate & Institutional Banking	3,313
Goldman Sachs & Co. LLC	1,073
$333,389

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

Mortgage-Backed Securities at Fair Value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2022, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$296,040	$138,820	$94,833	$(99,669)	$(150,022)	$(395,874)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2022, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Prepayment speed	$236,195	$114,072	$56,082	$(54,269)	$(106,815)	$(207,063)
Pricing spread	$214,720	$104,484	$51,549	$(50,211)	$(99,131)	$(193,274)
Annual per-loan cost of servicing	$80,578	$40,289	$20,144	$(20,144)	$(40,289)	$(80,578)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$54,209	$26,610	$13,184	$(12,948)	$(25,665)	$(50,427)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(90,840)	$(51,744)	$(22,560)	$18,218	$32,933	$44,810

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2022.

Stock Repurchase Program

The following table provides information about our repurchases of common shares of beneficial interest (“common shares”) during the quarter ended June 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
				(in thousands)
April 1, 2022 – April 30, 2022	990	$15.57	990	$42,011
May 1, 2022 – May 31, 2022	255	$15.60	255	$38,032
June 1, 2022 – June 30, 2022	682	$13.24	682	$29,005

(1)

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million. Under the repurchase program, as amended, the Company may repurchase up to $400 million of its outstanding common shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

10.1	Amendment No. 5 to Base Indenture, dated as of June 28, 2022, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., Credit Suisse First Boston Mortgage Capital LLC.	8-K	July 5, 2022

10.2

Series 2022-FT1 Indenture Supplement to Base Indenture, dated as of June 28, 2022, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 5, 2022

10.3	Flow Servicing Agreement, dated as of June 1, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.4

Joint Amendment No. 5 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 9 to the Pricing Side Letter, dated as of June 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations for the quarter and six months ended June 30, 2022 and June 30, 2021, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and six months ended June 30, 2022 and June 30, 2021, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 5, 2022	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2022	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)