Form 10-Q
period 2022-09-30
PennyMac Mortgage Investment Trust
filed 2022-11-03
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2022
Common Shares of Beneficial Interest, $0.01 par value	88,928,471

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2022

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021
	(in thousands, except share information)
ASSETS
Cash	$58,931	$58,983
Short-term investments at fair value	352,343	167,999
Mortgage-backed securities at fair value pledged to creditors	3,880,288	2,666,768
Loans acquired for sale at fair value ($2,244,860 and $4,059,479 pledged to creditors, respectively)	2,259,645	4,171,025
Loans at fair value ($1,519,154 and $1,564,924 pledged to creditors, respectively)	1,522,934	1,568,726
Derivative assets ($725 and $19,627 pledged to creditors, respectively)	74,659	34,238
Deposits securing credit risk transfer arrangements pledged to creditors	1,369,236	1,704,911
Mortgage servicing rights at fair value ($3,892,617 and $2,863,544 pledged to creditors, respectively)	3,940,584	2,892,855
Servicing advances ($36,195 and $93,455 pledged to creditors, respectively)	81,399	204,951
Due from PennyMac Financial Services, Inc.	3,560	15,953
Other ($3,706 and $7,293 pledged to creditors, respectively)	402,361	286,299
Total assets	$13,945,940	$13,772,708
LIABILITIES
Assets sold under agreements to repurchase	$6,409,796	$6,671,890
Mortgage loan participation purchase and sale agreements	16,999	49,988
Notes payable secured by credit risk transfer and mortgage servicing assets	2,829,160	2,471,961
Exchangeable senior notes	545,521	502,459
Asset-backed financing of variable interest entities at fair value	1,424,473	1,469,999
Interest-only security payable at fair value	21,186	10,593
Derivative and credit risk transfer strip liabilities at fair value	351,383	42,206
Accounts payable and accrued liabilities	98,170	96,156
Due to PennyMac Financial Services, Inc.	32,306	40,091
Income taxes payable	160,117	9,598
Liability for losses under representations and warranties	39,498	40,249
Total liabilities	11,928,609	11,405,190

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 90,094,066 and 94,897,255 common shares, respectively	901	949
Additional paid-in capital	1,960,320	2,081,757
Accumulated deficit	(485,372)	(256,670)
Total shareholders’ equity	2,017,331	2,367,518
Total liabilities and shareholders’ equity	$13,945,940	$13,772,708

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	September 30,	December 31,
	2022	2021
	(in thousands)
ASSETS
Loans at fair value	$1,518,946	$1,564,565
Derivative assets at fair value	725	19,627
Deposits securing credit risk transfer arrangements	1,369,236	1,704,911
Other‒interest receivable	4,410	3,701
	$2,893,317	$3,292,804
LIABILITIES
Asset-backed financings at fair value	$1,424,473	$1,469,999
Derivative and credit risk transfer strip liabilities at fair value	153,321	27,500
Interest-only security payable at fair value	21,186	10,593
Accounts payable and accrued liabilities‒interest payable	4,410	3,701
	$1,603,390	$1,511,793

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands, except earnings per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$162,987	$137,804	$461,021	$378,110
Other	4,246	13,960	20,539	55,107
	167,233	151,764	481,560	433,217
Change in fair value of mortgage servicing rights	66,974	(144,241)	504,474	(165,457)
Mortgage servicing rights hedging results	154,269	(73,841)	(87,651)	(354,128)
	388,476	(66,318)	898,383	(86,368)
From PennyMac Financial Services, Inc.	1,648	12,975	13,232	38,158
	390,124	(53,343)	911,615	(48,210)
Net (losses) gains on investments and financings:
From nonaffiliates	(253,336)	57,306	(713,081)	267,251
From PennyMac Financial Services, Inc.	—	—	—	1,651
	(253,336)	57,306	(713,081)	268,902
Net gains on loans acquired for sale:
From nonaffiliates	3,110	14,659	12,375	92,029
From PennyMac Financial Services, Inc.	1,203	1,537	3,562	4,905
	4,313	16,196	15,937	96,934
Loan origination fees	13,215	44,189	42,417	142,805
Net interest expense:
Interest income:
From nonaffiliates	109,658	58,284	251,419	138,279
From PennyMac Financial Services, Inc.	—	—	—	1,280
	109,658	58,284	251,419	139,559
Interest expense:
To nonaffiliates	114,080	75,489	255,744	230,612
To PennyMac Financial Services, Inc.	—	—	—	387
	114,080	75,489	255,744	230,999
Net interest expense	(4,422)	(17,205)	(4,325)	(91,440)
Results of real estate acquired in settlement of loans	966	540	1,195	1,352
Other	205	171	646	474
Net investment income	151,065	47,854	254,404	370,817
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,247	20,703	61,670	59,811
Loan fulfillment fees	18,407	43,922	55,807	158,777
Management fees	7,731	8,520	23,758	28,882
Loan origination	2,430	6,594	8,054	23,888
Professional services	2,394	949	7,671	5,070
Safekeeping	2,986	2,306	6,402	6,839
Loan collection and liquidation	690	2,126	5,118	9,958
Compensation	1,368	(383)	4,354	3,130
Other	4,433	3,773	13,001	10,293
Total expenses	60,686	88,510	185,835	306,648
Income (loss) before provision for (benefit from) income taxes	90,379	(40,656)	68,569	64,169
Provision for (benefit from) income taxes	78,466	(4,701)	146,519	(9,571)
Net income (loss)	11,913	(35,955)	(77,950)	73,740
Dividends on preferred shares	10,455	7,969	31,364	20,438
Net income (loss) attributable to common shareholders	$1,458	$(43,924)	$(109,314)	$53,302
Earnings (loss) per common share
Basic	$0.01	$(0.45)	$(1.19)	$0.54
Diluted	$0.01	$(0.45)	$(1.19)	$0.54
Weighted average common shares outstanding
Basic	90,594	97,501	92,221	97,772
Diluted	90,594	97,501	92,221	97,879

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amount)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640
Net income	—	—	—	—	—	11,913	11,913
Share-based compensation	—	—	—	—	959	—	959
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.47 per share)	—	—	—	—	—	(42,228)	(42,228)
Repurchase of common shares	—	—	(987)	(10)	(13,488)	—	(13,498)
Balance at September 30, 2022	22,400	$541,482	90,094	$901	$1,960,320	$(485,372)	$2,017,331

	Quarter ended September 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amount)
Balance at June 30, 2021	12,400	$299,707	97,911	$979	$2,138,422	$(95,718)	$2,343,390
Net loss	—	—	—	—	—	(35,955)	(35,955)
Share-based compensation	—	—	—	—	(796)	—	(796)
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Common shares ($0.47 per share)	—	—	—	—	—	(45,673)	(45,673)
Repurchase of common shares	—	—	(904)	(9)	(17,169)	—	(17,178)
Balance at September 30, 2021	22,400	$541,482	97,007	$970	$2,120,457	$(183,582)	$2,479,327

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amount)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(77,950)	(77,950)
Share-based compensation	—	—	85	1	2,607	—	2,608
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.41 per share)	—	—	—	—	—	(128,782)	(128,782)
Repurchase of common shares	—	—	(4,888)	(49)	(73,697)	—	(73,746)
Balance at September 30, 2022	22,400	$541,482	90,094	$901	$1,960,320	$(485,372)	$2,017,331

	Nine months ended September 30, 2021
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amount)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	73,740	73,740
Share-based compensation	—	—	75	—	1,255	—	1,255
Recognition of cash conversion option included in issuance of Exchangeable senior notes	—	—	—	—	39,986	—	39,986
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(18,708)	(18,708)
Common shares ($1.41 per share)	—	—	—	—	—	(137,880)	(137,880)
Repurchase of common shares	—	—	(931)	(9)	(17,691)	—	(17,700)
Balance at September 30, 2021	22,400	$541,482	97,007	$970	$2,120,457	$(183,582)	$2,479,327

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(77,950)	$73,740
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of mortgage servicing rights	(504,474)	165,457
Mortgage servicing rights hedging results	87,651	354,128
Net losses (gains) on investments and financings	713,081	(268,902)
Net gains on loans acquired for sale at fair value	(15,937)	(96,934)
Capitalization of interest and fees on loans at fair value	—	(251)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	—	(1,280)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(11,355)	6,080
Amortization of debt issuance costs	11,855	21,228
Results of real estate acquired in settlement of loans	(1,195)	(1,352)
Share-based compensation expense	3,130	1,953
Purchase of loans acquired for sale at fair value from nonaffiliates	(67,083,546)	(147,356,267)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(298,862)	—
Sale to nonaffiliates and repayment of loans acquired for sale at fair value	31,922,573	93,365,579
Sale of loans acquired for sale at fair value to PennyMac Financial Services, Inc.	36,544,166	51,471,399
Repurchase of loans subject to representation and warranties	(72,933)	(49,359)
Decrease in servicing advances	123,552	5,771
Decrease (increase) in due from PennyMac Financial Services, Inc.	12,393	(10,953)
Increase in other assets	(223,929)	(372,187)
Increase in accounts payable and accrued liabilities	4,550	25,971
Decrease in due to PennyMac Financial Services, Inc.	(7,785)	(37,012)
Increase (decrease) in income taxes payable	150,519	(11,683)
Net cash provided by (used in) operating activities	1,275,504	(2,714,874)
Cash flows from investing activities
Net (increase) decrease in short-term investments	(184,344)	11,165
Purchase of mortgage-backed securities at fair value	(3,114,891)	(1,932,083)
Sale and repayment of mortgage-backed securities at fair value	1,294,352	1,607,695
Purchase of subordinate mortgage pass-through security associated with consolidated variable interest entity	—	(19,060)
Repayment of loans at fair value	133,361	73,838
Settlement and repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	—	134,624
Net settlement of derivative financial instruments	22,840	(7,891)
Distribution from credit risk transfer arrangements	418,087	1,000,269
Sale of real estate acquired in settlement of loans	7,619	19,588
Decrease in margin deposits	80,275	207,294
Net cash (used in) provided by investing activities	(1,342,701)	1,095,439

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022	2021
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	94,543,430	157,945,930
Repurchase of assets sold under agreements to repurchase	(94,807,378)	(157,234,576)
Issuance of mortgage loan participation purchase and sale agreements	3,067,648	3,339,846
Repayment of mortgage loan participation purchase and sale agreements	(3,100,550)	(3,311,653)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	713,476	1,972,127
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(355,324)	(1,259,997)
Issuance of exchangeable senior notes	—	345,000
Issuance of asset-backed financing at fair value	382,423	—
Repayment of asset-backed financings at fair value	(130,698)	(68,054)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	(80,862)
Payment of debt issuance costs	(8,932)	(20,654)
Payment of contingent underwriting fees payable to PennyMac Financial Services, Inc.	—	(4)
Payment of dividends to preferred shareholders	(31,364)	(18,708)
Payment of dividends to common shareholders	(131,318)	(138,300)
Issuance of preferred shares	—	250,000
Payment of issuance costs related to preferred shares	—	(8,225)
Payment of vested share-based compensation tax withholdings	(522)	(698)
Repurchase of common shares	(73,746)	(17,700)
Net cash provided by financing activities	67,145	1,693,472
Net (decrease) increase in cash	(52)	74,037
Cash at beginning of period	58,983	57,704
Cash at end of period	$58,931	$131,741
Supplemental cash flow information
(Refunds) payments, net:
Income taxes	$(4,000)	$2,112
Interest	$244,232	$232,705
Non-cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans acquired for sale at fair value	$543,255	$1,245,546
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$—	$557
Recognition of loans at fair value resulting from initial consolidation of variable interest entity	$405,908	$780,713
Retention of subordinate mortgage-backed security in loan securitization	$23,485	$—
Unsettled purchase of subordinated mortgage pass-through securities associated with a consolidated variable interest entity	$—	$9,755
Recombination of MSRs to loans at fair value resulting from initial consolidation of variable interest entity	$—	$9,824
Non-cash financing activities:
Recognition of asset-backed financing resulting from initial consolidation of variable interest entity	$382,423	$780,713
Dividends declared, not paid	$42,228	$45,673

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

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM” or “the Manager”) and PennyMac Loan Services, LLC (“PLS”), both subsidiaries of PFSI.

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

As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized accrual of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022. The adoption of ASU 2020-06 reduced Interest expense by approximately $1.8 million and $5.3 million for the quarter and nine months ended September 30, 2022, respectively, as the result of the reclassification of the issuance discount.

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

The Company also invests in subordinate MBS which are among the first beneficial interests in the respective securitizations to absorb credit losses on the underlying loans.

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans without the retention of such credit risk in the case of CRT arrangements or investing in senior mortgage pass through securities in the case of subordinate MBS.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loan fulfillment fees earned by PLS	$18,407	$43,922	$55,807	$158,777
UPB of loans fulfilled by PLS	$10,226,513	$28,605,098	$30,319,475	$92,846,231

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,203	$1,537	$3,562	$4,905
UPB of loans sold to PLS	$12,261,222	$15,249,441	$35,643,210	$49,106,232

Purchases of loans acquired for sale from PLS	$—	$—	$298,862	$—

Tax service fees paid to PLS	$2,192	$6,559	$6,938	$21,879

	September 30, 2022	December 31, 2021
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$199,951	$314,995

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale and loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO”). The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

Special Servicing

The base servicing fee rates for loans purchased with credit deterioration (distressed loans) range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month.

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$258	$698	$780	$1,871
Loans at fair value	111	89	427	306
MSRs	19,878	19,916	60,463	57,634
	$20,247	$20,703	$61,670	$59,811
Average investment in:
Loans acquired for sale at fair value	$1,763,506	$4,887,993	$1,884,840	$4,224,917
Loans at fair value	$1,659,183	$458,054	$1,655,022	$235,711
Average MSR portfolio UPB	$224,756,659	$205,181,714	$220,988,459	$191,351,860
MSR recapture fees	$1,648	$12,975	$13,232	$38,158
UPB of loans recaptured	$284,821	$2,522,838	$2,446,282	$9,389,260

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Base management	$7,731	$8,778	$23,758	$25,875
Performance incentive (adjustment)	—	(258)	—	3,007
	$7,731	$8,520	$23,758	$28,882
Average shareholders' equity amounts used to calculate base management fee expense	$2,048,887	$2,350,940	$2,128,916	$2,334,050

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

The Company is required to pay PCM and its affiliates a portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets owned and managed by PCM and its affiliates as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$705	$4,396	$8,896	$13,536
Common overhead incurred by PCM and its affiliates	2,574	1,548	6,247	3,387
Compensation	165	165	495	495
	$3,444	$6,109	$15,638	$17,418
Payments and settlements during the period (1)	$41,509	$51,020	$110,835	$238,202

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

Nine months ended September 30, 2021
(in thousands)
ESS:
Received pursuant to a recapture agreement	$557
Repayments	134,624
Interest income	1,280
Net gain included in Net (losses) gains on investments and financings:
Valuation changes	1,037
Recapture income	614
$1,651

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2022 and December 31, 2021.

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

Following is a summary of financing activities between the Company and PFSI:

Nine months ended September 30, 2021
(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862
Interest expense	$387

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2022	December 31, 2021
	(in thousands)
Due from PFSI-Miscellaneous receivables	$3,560	$15,953

Due to PFSI:
Management fees	$7,731	$8,918
Correspondent production fees	6,812	8,894
Loan servicing fees	6,711	6,848
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	5,571	15,431
Fulfillment fees	5,481	—
	$32,306	$40,091

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	September 30, 2022	December 31, 2021
	(in thousands)
Loan servicing advances	$81,399	$204,951
Real estate acquired in settlement of loans	3,019	7,115
	$84,418	$212,066

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cash flows:
Proceeds from sales	$9,709,969	$29,865,473	$31,922,573	$93,365,579
Loan servicing fees received net of guarantee fees	$162,987	$137,804	$461,021	$378,110

The following table summarizes, for the dates presented, collection status information for loans whose transfers are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$226,691,505	$215,927,495
Collection status (UPB)
Delinquency (1):
30-89 days delinquent	$1,540,024	$1,148,542
90 or more days delinquent:
Not in foreclosure	$778,826	$1,726,488
In foreclosure	$66,056	$36,658
Bankruptcy	$124,616	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$231,738	$169,654
90 days or more	$434,340	$614,882
Custodial funds managed by the Company (2)	$2,898,932	$3,823,527

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

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

Note 6—Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its investing and financing activities, including its investments in CRT arrangements and subordinate MBS.

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

The Company placed Deposits securing credit risk transfer arrangements pledged to creditors into the subsidiary trust entities to secure its Recourse Obligations. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives for CRT Agreements, and as CRT strips for other CRT arrangements, in Derivative assets and Derivative and credit risk transfer strip liabilities.

The Deposits securing credit risk transfer arrangements pledged to creditors relating to CRT arrangements represent the Company’s maximum contractual exposure to losses. Gains and losses on the CRT derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives:
Realized	$4,624	$21,337	$34,982	$73,464
Valuation changes	(365)	(3,345)	(42,154)	98
	4,259	17,992	(7,172)	73,562
CRT strips:
Realized	13,589	26,370	47,430	90,342
Valuation changes	(11,788)	28,327	(103,284)	163,273
	1,801	54,697	(55,854)	253,615
Interest-only security payable at fair value	(1,701)	1,185	(10,593)	(1,243)
	4,359	73,874	(73,619)	325,934
Interest income ‒ Deposits securing CRT arrangements	6,978	126	9,584	451
	$11,337	$74,000	$(64,035)	$326,385

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$180	$(14,321)	$(20,249)	$(47,876)

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,475)	$18,964
CRT strips	(130,121)	(26,837)
	$(152,596)	$(7,873)

Deposits securing CRT arrangements	$1,369,236	$1,704,911
Interest-only security payable at fair value	$21,186	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$725	$19,627
Deposits securing CRT arrangements (1)	$1,369,236	$1,704,911

UPB of loans underlying CRT arrangements	$25,265,401	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$24,707,757	$29,581,803
30-89 days delinquent	$328,137	$349,291
90-180 days delinquent	$98,828	$120,775
180 or more days delinquent	$109,532	$748,576
Foreclosure	$21,147	$8,462
Bankruptcy	$55,189	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,488	$44,015
90-180 days delinquent	$50,150	$57,815
180 or more days delinquent	$37,456	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $153.3 million and $27.5 million in CRT derivative and CRT strip liabilities at September 30, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior securities.

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

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing these subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

•

Certain of the Company’s investments in subordinate MBS either do not expose the Company to losses that could be significant to the issuing VIE or the Company has concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. These investments are classified as subordinate credit linked securities in its investment in MBS as shown in Note 8 – Mortgage-Backed Securities.

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

The Company’s investments in subordinate MBS included in its consolidated VIEs are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Fair value changes:
Loans at fair value	$(99,267)	$(241)	$(318,300)	$(3,250)
Asset-backed financings at fair value	$92,993	$1,663	$298,834	$4,146
Interest income	$16,002	$4,773	$44,587	$8,040
Interest expense	$14,265	$4,272	$40,308	$6,436

	September 30, 2022	December 31, 2021
	(in thousands)
Loans at fair value	$1,518,946	$1,564,565
Asset-backed financings at fair value	$1,424,473	$1,469,999
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$83,671	$85,266

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

The Company reclassifies its assets and liabilities between levels of the fair value hierarchy when the inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the inputs required to establish fair value at a higher level of the fair value hierarchy become available.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$352,343	$—	$—	$352,343
Mortgage-backed securities at fair value	—	3,880,288	—	3,880,288
Loans acquired for sale at fair value	—	2,249,866	9,779	2,259,645
Loans at fair value	—	1,518,946	3,988	1,522,934
Derivative assets:
Call options on interest rate futures purchase contracts	1,750	—	—	1,750
Put options on interest rate futures purchase contracts	33,578	—	—	33,578
Forward purchase contracts	—	3,895	—	3,895
Forward sale contracts	—	239,657	—	239,657
MBS call options	—	27	—	27
MBS put options	—	6,295	—	6,295
CRT derivatives	—	—	725	725
Interest rate lock commitments	—	—	1,234	1,234
Total derivative assets before netting	35,328	249,874	1,959	287,161
Netting	—	—	—	(212,502)
Total derivative assets after netting	35,328	249,874	1,959	74,659
Mortgage servicing rights at fair value	—	—	3,940,584	3,940,584
	$387,671	$7,898,974	$3,956,310	$12,030,453
Liabilities:
Asset-backed financings at fair value	$—	$1,424,473	$—	$1,424,473
Interest-only security payable at fair value	—	—	21,186	21,186
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	48,894	—	48,894
Forward sales contracts	—	4,508	—	4,508
MBS call options	—	59	—	59
CRT derivatives	—	—	23,200	23,200
Interest rate lock commitments	—	—	44,077	44,077
Total derivative liabilities before netting	—	53,461	67,277	120,738
Netting	—	—	—	100,524
Total derivative liabilities after netting	—	53,461	67,277	221,262
Credit risk transfer strips	—	—	130,121	130,121
Total derivative and credit risk transfer strip liabilities	—	53,461	197,398	351,383
	$—	$1,477,934	$218,584	$1,797,042

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$167,999	$—	$—	$167,999
Mortgage-backed securities at fair value	—	2,666,768	—	2,666,768
Loans acquired for sale at fair value	—	4,140,896	30,129	4,171,025
Loans at fair value	—	1,564,565	4,161	1,568,726
Derivative assets:
Call options on interest rate futures purchase contracts	2,828	—	—	2,828
Put options on interest rate futures purchase contracts	3,180	—	—	3,180
Forward purchase contracts	—	5,806	—	5,806
Forward sale contracts	—	6,307	—	6,307
MBS put options	—	3,662	—	3,662
Swaption purchase contracts	—	39	—	39
CRT derivatives	—	—	19,627	19,627
Interest rate lock commitments	—	—	3,897	3,897
Total derivative assets before netting	6,008	15,814	23,524	45,346
Netting	—	—	—	(11,108)
Total derivative assets after netting	6,008	15,814	23,524	34,238
Mortgage servicing rights at fair value	—	—	2,892,855	2,892,855
	$174,007	$8,388,043	$2,950,669	$11,501,611
Liabilities:
Asset-backed financings at fair value	$—	$1,469,999	$—	$1,469,999
Interest-only security payable at fair value	—	—	10,593	10,593
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	3,620	—	3,620
Forward sales contracts	—	13,782	—	13,782
CRT derivatives	—	—	663	663
Interest rate lock commitments	—	—	1,446	1,446
Total derivative liabilities before netting	—	17,402	2,109	19,511
Netting	—	—	—	(4,142)
Total derivative liabilities after netting	—	17,402	2,109	15,369
Credit risk transfer strips	—	—	26,837	26,837
Total derivative and credit risk transfer strip liabilities	—	17,402	28,946	42,206
	$—	$1,487,401	$39,539	$1,522,798

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Purchases and issuances	20,803	—	—	(19,218)	—	—	1,585
Repayments and sales	(30,170)	(47)	(4,223)	—	(13,589)	—	(48,029)
Amounts received pursuant to sales of loans	—	—	—	—	—	178,001	178,001
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—	—	—	—	—
Other factors	(1,230)	56	4,259	(71,443)	1,801	66,974	417
	(1,230)	56	4,259	(71,443)	1,801	66,974	417
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	49,474	—	—	49,474
Balance, September 30, 2022	$9,779	$3,988	$(22,475)	$(42,843)	$(130,121)	$3,940,584	$3,758,912
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2022	$(813)	$44	$(365)	$(42,843)	$(11,788)	$66,974	$11,209

(1)	For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2022
(in thousands)
Interest-only security payable:
Balance, June 30, 2022	$19,485
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	1,701
1,701
Balance, September 30, 2022	$21,186
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2022	$1,701

	Quarter ended September 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2021	$30,429	$7,215	$35,238	$29,748	$(67,846)	$2,551,373	$2,586,157
Purchases and issuances	19,041	—	—	35,163	—	—	54,204
Repayments and sales	(18,356)	(3,153)	(21,339)	—	(26,370)	—	(69,218)
Capitalization of interest and fees	—	53	—	—	—	—	53
Amounts received pursuant to sales of loans	—	—	—	—	—	424,912	424,912
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—
Other factors	424	652	17,992	25,886	54,697	(144,241)	(44,590)
	424	652	17,992	25,886	54,697	(144,241)	(44,590)
Transfers:
Loans from REO	—	9	—	—	—	—	9
Recombination of MSRs with loans at fair value resulting from initial consolidation of a VIE	—	—	—	—	—	(6,543)	(6,543)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(104,073)	—	—	(104,073)
Balance, September 30, 2021	$31,538	$4,776	$31,891	$(13,276)	$(39,519)	$2,825,501	$2,840,911
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2021	$185	$(155)	$(3,345)	$(13,276)	$28,327	$(144,241)	$(132,505)

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2021
(in thousands)
Interest-only security payable:
Balance, June 30, 2021	$13,185
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(1,185)
(1,185)
Balance, September 30, 2021	$12,000
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2021	$(1,185)

	Nine months ended September 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	72,365	—	—	(88,901)	—	—	(16,536)
Repayments and sales	(89,310)	(677)	(34,267)	—	(47,430)	—	(171,684)
Amounts received pursuant to sales of loans	—	—	—	—	—	543,255	543,255
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—	—	—	—	—
Other factors	(3,405)	504	(7,172)	(250,913)	(55,854)	504,474	187,634
	(3,405)	504	(7,172)	(250,913)	(55,854)	504,474	187,634
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	294,520	—	—	294,520
Balance, September 30, 2022	$9,779	$3,988	$(22,475)	$(42,843)	$(130,121)	$3,940,584	$3,758,912
Changes in fair value recognized during the period relating to assets still held at September 30, 2022	$(1,121)	$159	$(42,154)	$(42,843)	$(103,284)	$504,474	$315,231

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	10,593
10,593
Balance, September 30, 2022	$21,186
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2022	$10,593

	Nine months ended September 30, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	49,112	—	—	—	83,060	—	—	132,172
Repayments and sales	(52,215)	(4,467)	(134,624)	(73,466)	—	(90,342)	—	(355,114)
Capitalization of interest	—	251	1,280	—	—	—	—	1,531
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	1,245,546	1,245,546
Changes in fair value included in results of operations arising from:
Changes in instrument- specific credit risk	—	—	—	—	—	—	—	—
Other factors	766	877	1,037	73,562	(144,056)	253,615	(165,457)	20,344
	766	877	1,037	73,562	(144,056)	253,615	(165,457)	20,344
Transfers:
Loans from REO	—	88	—	—	—	—	—	88
Recombination of MSRs with loans at fair value resulting from initial consolidation of a VIE	—	—	—	—	—	—	(9,824)	(9,824)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(24,666)	—	—	(24,666)
Balance, September 30, 2021	$31,538	$4,776	$—	$31,891	$(13,276)	$(39,519)	$2,825,501	$2,840,911
Changes in fair value recognized during the period relating to assets still held at September 30, 2021	$423	$30	$—	$98	$(13,276)	$163,273	$(165,457)	$(14,909)

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	1,243
1,243
Balance, September 30, 2021	$12,000
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2021	$1,243

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	September 30, 2022			December 31, 2021
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$2,258,064	$2,333,538	$(75,474)	$4,166,177	$4,048,967	$117,210
90 or more days delinquent:
Not in foreclosure	1,296	1,614	(318)	4,848	5,801	(953)
In foreclosure	285	393	(108)	—	—	—
	1,581	2,007	(426)	4,848	5,801	(953)
	$2,259,645	$2,335,545	$(75,900)	$4,171,025	$4,054,768	$116,257
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,517,574	$1,815,485	$(297,911)	$1,561,794	$1,514,575	$47,219
90 or more days delinquent:
Not in foreclosure	726	963	(237)	2,141	2,722	(581)
In foreclosure	646	809	(163)	630	809	(179)
	1,372	1,772	(400)	2,771	3,531	(760)
	1,518,946	1,817,257	(298,311)	1,564,565	1,518,106	46,459
Distressed:
Current through 89 days delinquent	784	1,227	(443)	782	1,455	(673)
90 or more days delinquent:
Not in foreclosure	1,317	4,187	(2,870)	1,181	3,824	(2,643)
In foreclosure	1,887	3,269	(1,382)	2,198	5,490	(3,292)
	3,204	7,456	(4,252)	3,379	9,314	(5,935)
	3,988	8,683	(4,695)	4,161	10,769	(6,608)
	$1,522,934	$1,825,940	$(303,006)	$1,568,726	$1,528,875	$39,851

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2022
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(251,477)	$—	$229	$(251,248)
Loans acquired for sale at fair value	—	—	(129,873)	—	(129,873)
Loans at fair value	—	(99,211)	—	533	(98,678)
Credit risk transfer strips	—	1,801	—	—	1,801
MSRs at fair value	66,974	—	—	—	66,974
	$66,974	$(348,887)	$(129,873)	$762	$(411,024)
Liabilities:
Interest-only security payable at fair value	$—	$(1,701)	$—	$—	$(1,701)
Asset-backed financing of VIEs at fair value	—	92,993	—	993	93,986
	$—	$91,292	$—	$993	$92,285

	Quarter ended September 30, 2021
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(18,591)	$—	$(2,415)	$(21,006)
Loans acquired for sale at fair value	—	—	75,528	—	75,528
Loans at fair value	—	411	—	(664)	(253)
Credit risk transfer strips	—	54,697	—	—	54,697
MSRs at fair value	(144,241)	—	—	—	(144,241)
	$(144,241)	$36,517	$75,528	$(3,079)	$(35,275)
Liabilities:
Interest-only security payable	$—	$1,185	$—	$—	$1,185
Asset-backed financings at fair value	—	1,663	—	(531)	1,132
	$—	$2,848	$—	$(531)	$2,317

	Nine months ended September 30, 2022
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(620,500)	$—	$13,481	$(607,019)
Loans acquired for sale at fair value	—	—	(510,250)	—	(510,250)
Loans at fair value	—	(317,796)	—	(543)	(318,339)
Credit risk transfer strips	—	(55,854)	—	—	(55,854)
MSRs at fair value	504,474	—	—	—	504,474
	$504,474	$(994,150)	$(510,250)	$12,938	$(986,988)
Liabilities:
Interest-only security payable at fair value	$—	$(10,593)	$—	$—	$(10,593)
Asset-backed financings at fair value	—	298,834	—	1,583	300,417
	$—	$288,241	$—	$1,583	$289,824

	Nine months ended September 30, 2021
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(60,456)	$—	$(6,821)	$(67,277)
Loans acquired for sale at fair value	—	—	68,203	—	68,203
Loans at fair value	—	(2,373)	—	665	(1,708)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	253,615	—	—	253,615
MSRs at fair value	(165,457)	—	—	—	(165,457)
	$(165,457)	$191,823	$68,203	$(4,876)	$89,693
Liabilities:
Interest-only security payable at fair value	$—	$(1,243)	$—	$—	$(1,243)
Asset-backed financings at fair value	—	4,146	—	(76)	4,070
	$—	$2,903	$—	$(76)	$2,827

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2022	$—	$—	$1,992	$1,992
December 31, 2021	$—	$—	$5,147	$5,147

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured based on fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Real estate asset acquired in settlement of loans	$(119)	$605	$(199)	$(669)

The Company remeasures its REO based on fair value when it evaluates the assets for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. REO may be revalued after acquisition due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of operations.

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

The Company has concluded that the fair values of these borrowings, other than the Exchangeable senior notes, CRT term notes and FT-1 Notes described in Note 15, approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

Following are the carrying and fair values of the CRT Term Notes and FT-1 Notes and Exchangeable senior notes:

	September 30, 2022		December 31, 2021
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
CRT Term Notes and FT-1 Notes	$1,946,901	$1,867,829	$2,471,961	$2,480,842
Exchangeable senior notes	$545,521	$488,842	$502,459	$536,460

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

•	PFSI’s Capital Markets Risk Management staff is responsible for estimating the fair value of the Company’s IRLCs which is reviewed by PFSI’s Capital Markets Operations group.

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

•

Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:

•

Fair value for loans acquired for sale categorized as “Level 3” assets is estimated using a discounted cash flow approach or their contracted selling price when applicable. Inputs to the discounted cash flow model include current interest rates, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

•

Fair value for distressed loans is estimated based on the expected resolution to be realized from the individual asset’s disposition strategy. When a cash flow projection is used to estimate the fair value of the resolution, those cash flows are discounted at annual rates up to 20%.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the Recourse Obligations and the IO ownership interests. Together, the Recourse Obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivatives is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value
CRT derivatives
Assets	$725	$19,627
Liabilities	$23,200	$663
UPB of loans in reference pools	$6,160,765	$7,426,288
Key inputs (1)
Discount rate
Range	6.9% – 10.7%	3.3% – 5.9%
Weighted average	10.4%	5.7%
Voluntary prepayment speed (2)
Range	7.2% – 8.0%	12.6% – 13.1%
Weighted average	7.3%	12.7%
Involuntary prepayment speed (3)
Range	0.5% – 1.3%	(0.1)% – 0.8%
Weighted average	0.6%	0.1%
Remaining loss (recovery) expectation (4)
Range	0.5% – 0.8%	(0.1)% – 0.6%
Weighted average	0.6%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
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

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, the probability that the loans will be purchased under the commitments (the “pull-through rate”) and the Company’s estimate of the fair value of the MSRs it expects to receive upon sale of the loans.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rates and the estimated MSRs attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of an IRLC’s fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2022	December 31, 2021
Fair value (in thousands) (1)	$(42,843)	$2,451
Committed amount (in thousands)	$1,795,195	$2,092,129
Key inputs (2)
Pull-through rate
Range	60.9% – 100%	64.3% – 100%
Weighted average	94.2%	91.4%
MSR fair value expressed as:
Servicing fee multiple
Range	2.3 – 8.1	0.5 – 6.3
Weighted average	5.4	4.5
Percentage of UPB
Range	0.6% – 3.2%	0.3% – 2.7%
Weighted average	1.9%	1.5%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and Recourse Obligation. Together, the IO ownership interest and the Recourse Obligation comprise the CRT strips.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the securities derived from indications provided by the nonaffiliated brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. Therefore, the Company did not include adjustments relating to restrictions on the transfer of certificates in the fair value of the certificates as of September 30, 2022.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$130,121	$26,837
UPB of loans in the reference pools	$19,104,636	$23,382,619
Key inputs (1)
Discount rate
Range	4.8% – 11.1%	3.8% – 6.4%
Weighted average	10.4%	6.0%
Voluntary prepayment speed (2)
Range	7.3% – 7.6%	14.9% – 17.6%
Weighted average	7.4%	17.2%
Involuntary prepayment speed (3)
Range	0.5% – 1.6%	0.5% – 1.4%
Weighted average	0.7%	0.6%
Remaining loss expectation (4)
Range	0.7% – 1.9%	0.3% – 1.1%
Weighted average	0.9%	0.5%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements. The Company generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the prepayment speeds of the underlying loans, the applicable pricing spreads, and the annual per-loan costs to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, when returns required by market participants (pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(MSR recognized and UPB of underlying loans amounts in thousands)
Mortgage servicing rights recognized	$178,001	$424,912	$543,255	$1,245,546
UPB of underlying loans	$9,538,175	$29,206,319	$31,767,152	$91,240,993
Weighted average annual servicing fee rate (in basis points)	38	30	34	28
Key inputs (1)
Prepayment speed (2)
Range	6.8% – 18.9%	6.7% – 12.5%	6.0% – 18.9%	6.0% – 12.5%
Weighted average	10.1%	8.9%	9.1%	8.1%
Equivalent average life (in years)
Range	4.1 – 9.5	3.9 – 8.1	4.0 – 9.5	3.9 – 8.9
Weighted average	7.7	7.8	8.0	8.1
Pricing spread (3)
Range	5.5% – 8.7%	6.0% – 8.0%	5.5% – 8.9%	6.0% – 8.0%
Weighted average	6.2%	6.8%	6.4%	7.2%
Annual per-loan cost of servicing
Range	$80 – $80	$80 – $80	$80 – $80	$80 – $81
Weighted average	$80	$80	$80	$80

(1)	Weighted average inputs are based on UPB of the underlying loans.
(2)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2022	December 31, 2021
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,940,584	$2,892,855
UPB of underlying loans	$226,808,398	$216,065,626
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.4%	3.0%
Key inputs (1)
Prepayment speed (2)
Range	5.3% – 16.4%	5.5% – 12.5%
Weighted average	6.4%	8.2%
Equivalent average life (in years)
Range	3.5 – 9.2	3.5 – 9.1
Weighted average	8.8	8.1
Effect on fair value of (3):
5% adverse change	$(52,061)	$(59,726)
10% adverse change	$(102,534)	$(117,162)
20% adverse change	$(199,013)	$(225,672)
Pricing spread (4)
Range	4.9% – 8.9%	6.0% – 8.0%
Weighted average	5.8%	7.2%
Effect on fair value of (3):
5% adverse change	$(52,072)	$(39,826)
10% adverse change	$(102,830)	$(78,613)
20% adverse change	$(200,581)	$(153,220)
Annual per-loan cost of servicing
Range	$80 – $81	$80 – $81
Weighted average	$80	$80
Effect on fair value of (3):
5% adverse change	$(20,076)	$(17,585)
10% adverse change	$(40,152)	$(35,169)
20% adverse change	$(80,303)	$(70,338)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)

These sensitivity analyses are limited in that they were performed as of a particular date; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in those inputs in relation to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments to account for changing circumstances. For these reasons, these estimates should not be viewed as earnings forecasts.

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

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the indications of fair value. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the staff appraiser is not able to generate adequate data to support a fair value conclusion, the staff appraiser obtains an additional appraisal to determine fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$3,853,076	$2,309,864	$2,666,768	$2,213,922
Purchases	354,015	249,234	3,114,891	1,932,083
Sales	—	—	(1,079,826)	(1,300,653)
Repayments	(75,555)	(67,059)	(214,526)	(307,042)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums	229	(2,415)	13,481	(6,821)
Valuation adjustments	(251,477)	(18,591)	(620,500)	(60,456)
	(251,248)	(21,006)	(607,019)	(67,277)
Balance at end of period	$3,880,288	$2,471,033	$3,880,288	$2,471,033

Following is a summary of the Company’s investment in MBS:

	September 30, 2022
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,146,875	$37,730	$(502,391)	$3,682,214
Subordinate credit-linked securities	184,620	48	(8,563)	176,105
Senior non-Agency securities	28,414	(890)	(5,555)	21,969
	$4,359,909	$36,888	$(516,509)	$3,880,288

	December 31, 2021
	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$2,649,238	$82,938	$(65,408)	$2,666,768

(1)	All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at September 30, 2022 and December 31, 2021.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2022	December 31, 2021
	(in thousands)
Government-sponsored entity eligible (1)	$2,048,687	$3,825,901
Held for sale to PLS ‒ Government insured or guaranteed (2)	199,951	314,995
Jumbo	1,228	—
Home equity lines of credit	2,623	3,265
Commercial real estate	—	964
Repurchased pursuant to representations and warranties	7,156	25,900
	$2,259,645	$4,171,025
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,227,277	$4,007,377
Mortgage loan participation purchase and sale agreements	17,583	52,102
	$2,244,860	$4,059,479

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	September 30, 2022	December 31, 2021
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,465,705	$1,495,914
Fixed interest rate jumbo loans	53,241	68,651
	1,518,946	1,564,565
Distressed loans	3,988	4,161
	$1,522,934	$1,568,726
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,518,946	$1,564,565
Assets sold under agreements to repurchase	208	359
	$1,519,154	$1,564,924

(1)

As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At September 30, 2022 and December 31, 2021, $83.7 million and $85.3 million, respectively, of such certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2022	December 31, 2021
	(in thousands)
Derivative assets	$74,659	$34,238

Derivative liabilities	$221,262	$15,369
Credit risk transfer strip liabilities	130,121	26,837
	$351,383	$42,206

Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating, investing and financing activities. Derivative financial instruments are created in certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created in the Company’s operating and investing activities include:

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,400,000	$1,750	$—	1,450,000	$2,828	$—
Put options on interest rate futures purchase contracts	1,575,000	33,578	—	1,775,000	3,180	—
Forward purchase contracts	3,023,841	3,895	48,894	6,945,340	5,806	3,620
Forward sale contracts	9,704,697	239,657	4,508	10,466,182	6,307	13,782
MBS put options	250,000	6,295	—	3,400,000	3,662	—
MBS call options	—	27	59	—	—	—
Swaption purchase contracts	—	—	—	2,200,000	39	—
Swap futures	—	—	—	1,425,100	—	—
Bond futures	1,528,500	—	—	181,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	6,160,765	725	23,200	7,426,288	19,627	663
Interest rate lock commitments	1,795,195	1,234	44,077	2,092,129	3,897	1,446
Total derivatives before netting		287,161	120,738		45,346	19,511
Netting		(212,502)	100,524		(11,108)	(4,142)
		$74,659	$221,262		$34,238	$15,369
Margin deposits received from derivative counterparties included in derivative balances above, net		$313,027			$6,965
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$725			$19,627

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its derivatives counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2022 and December 31, 2021, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$725	$—	$—	$725	$19,627	$—	$—	$19,627
Interest rate lock commitments	1,234	—	—	1,234	3,897	—	—	3,897
RJ O’Brien & Associates, LLC	35,328	—	—	35,328	6,008	—	—	6,008
Bank of America, N.A.	14,045	—	—	14,045	1,958	—	—	1,958
Wells Fargo Securities, LLC	9,243	—	—	9,243	—	—	—	—
J.P. Morgan Securities LLC	7,556	—	—	7,556	2,085	—	—	2,085
Citigroup Global Markets Inc.	1,608	—	—	1,608	—	—	—	—
Barclays Capital Inc.	1,143	—	—	1,143	—	—	—	—
Other	3,777	—	—	3,777	663	—	—	663
	$74,659	$—	$—	$74,659	$34,238	$—	$—	$34,238

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

	September 30, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$44,077	$—	$—	$44,077	$1,446	$—	$—	$1,446
CRT derivatives	23,200	—	—	23,200	663	—	—	663
Bank of America, N.A.	1,486,718	(1,486,718)	—	—	1,088,417	(1,088,417)	—	—
J.P. Morgan Securities LLC	1,354,765	(1,354,765)	—	—	726,762	(726,762)	—	—
Barclays Capital Inc.	987,436	(987,436)	—	—	1,086,104	(1,085,723)	—	381
Morgan Stanley & Co. LLC	610,529	(473,866)	—	136,663	412,321	(410,413)	—	1,908
Credit Suisse Securities (USA) LLC	513,165	(501,678)	—	11,487	832,610	(830,954)	—	1,656
Daiwa Capital Markets	447,549	(447,549)	—	—	495,973	(495,973)	—	—
Amherst Pierpont Securities LLC	300,978	(300,978)	—	—	125,090	(125,090)	—	—
RBC Capital Markets, L.P.	298,656	(298,656)	—	—	1,293,754	(1,293,754)	—	—
Citigroup Global Markets Inc.	207,240	(207,240)	—	—	131,312	(129,016)	—	2,296
BNP Paribas Corporate & Institutional Banking	197,883	(197,416)	—	467	171,185	(171,185)	—	—
Wells Fargo Securities, LLC	75,615	(75,615)	—	—	106,088	(104,674)	—	1,414
Goldman Sachs & Co. LLC	75,333	(74,233)	—	1,100	217,459	(212,580)	—	4,879
Nomura Holding INC	6,770	(4,444)	—	2,326	14	—	—	14
The PNC Financial Services, Inc.	1,549	—	—	1,549	—	—	—	—
Other	393	—	—	393	712	—	—	712
	$6,631,856	$(6,410,594)	$—	$221,262	$6,689,910	$(6,674,541)	$—	$15,369

(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statement of operations line	2022	2021	2022	2021
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(41,187)	$(43,024)	$(45,294)	$(85,662)
CRT derivatives	Net (losses) gains on investments and financings	$4,259	$17,992	$(7,172)	$73,562
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$172,520	$(19,150)	$560,138	$112,226
Mortgage servicing rights	Net loan servicing fees	$154,269	$(73,841)	$(87,651)	$(354,128)
Fixed-rate and prepayment sensitive assets and repurchase agreements	Net (losses) gains on investments and financings	$—	$(51)	$—	$—

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

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	September 30, 2022	December 31, 2021
	(in thousands)
Currently unrestricted	$(130,121)	$5,978
To maturity	—	(32,815)
	$(130,121)	$(26,837)

(1)

Through December 31, 2021, the terms of the agreement underlying the CRT securities restricted sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance. The restriction on sales was removed during the quarter ended March 31, 2022.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance at beginning of period	$3,695,609	$2,551,373	$2,892,855	$1,755,236
MSRs resulting from loan sales	178,001	424,912	543,255	1,245,546
Changes in fair value:
Due to changes in inputs used in valuation model (1)	162,730	(62,843)	775,792	44,939
Other changes in fair value (2)	(95,756)	(81,398)	(271,318)	(210,396)
	66,974	(144,241)	504,474	(165,457)
Recombination with loans at fair value resulting from initial consolidation of a VIE (3)	—	(6,543)	—	(9,824)
Balance at end of period	$3,940,584	$2,825,501	$3,940,584	$2,825,501

	September 30, 2022	December 31, 2021
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,892,617	$2,863,544

(1)	Primarily reflects changes in prepayment speed, pricing spread, servicing cost, and UPB for the underlying loans.
(2)	Represents changes due to realization of expected cash flows.
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

Servicing fees relating to MSRs are recorded in Net loan servicing fees – From nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Contractually-specified servicing fees	$162,987	$137,804	$461,021	$378,110
Ancillary and other fees:
Late charges	662	436	1,883	1,199
Other	3,584	13,524	18,656	53,908
	4,246	13,960	20,539	55,107
	$167,233	$151,764	$481,560	$433,217
Average MSR servicing portfolio	$224,756,659	$205,181,714	$220,988,459	$191,351,860

Note 13— Other Assets

Other assets are summarized below:

	September 30, 2022	December 31, 2021
	(in thousands)
Derivative settlements receivable	$176,857	$7,345
Margin deposits	145,705	193,418
Interest receivable	26,587	15,168
Servicing fees receivable	18,686	16,756
Other receivables	8,994	15,299
Real estate acquired in settlement of loans	7,958	14,382
Correspondent lending receivables	7,509	20,194
Other	10,065	3,737
	$402,361	$286,299
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$3,706	$7,293

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2022.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Average balance	$5,789,433	$6,796,525	$5,363,690	$6,177,250
Weighted average interest rate (1)	3.09%	1.29%	2.02%	1.40%
Total interest expense	$46,691	$24,047	$87,310	$75,988
Maximum daily amount outstanding	$6,649,005	$7,776,643	$8,395,930	$8,725,300

(1)

Excludes the effect of amortization of debt issuance costs of $1.7 million and $6.1 million for the quarter and nine months ended September 30, 2022, respectively, and $1.9 million and $11.2 million for the quarter and nine months ended September 30, 2021, respectively.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance funded under:
Committed facilities	$5,733,752	$5,799,975
Uncommitted facilities	676,842	874,566
	6,410,594	6,674,541
Unamortized debt issuance costs	(798)	(2,651)
	$6,409,796	$6,671,890
Weighted average interest rate	3.81%	1.08%
Available borrowing capacity (1):
Committed	$159,620	$289,436
Uncommitted	4,488,158	4,875,433
	$4,647,778	$5,164,869
Margin deposits placed with counterparties included in Other assets	$120,171	$67,997
Assets securing agreements to repurchase:
Mortgage-backed securities	$3,880,288	$2,666,768
Loans acquired for sale at fair value	$2,227,277	$4,007,377
Loans at fair value:
Securities retained in asset-backed financings	$83,671	$85,266
Distressed	$208	$359
CRT arrangements	$89,809	$—
Mortgage servicing rights (2)	$2,053,659	$1,598,090
Servicing advances	$36,195	$93,455
Real estate acquired in settlement of loans	$3,706	$7,293

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2022	Unpaid principal balance
(in thousands)
Within 30 days	$3,829,593
Over 30 to 90 days	1,997,345
Over 90 days to 180 days	298,656
Over 180 days to 1 year	—
Over 1 year to 2 years	285,000
$6,410,594
Weighted average maturity (in months)	2.1

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2022:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Bank of America, N.A.	$13,846	November 4, 2022	June 5, 2024
Barclays Capital Inc.	$14,804	November 3, 2022	November 3, 2022
Citibank, N.A.	$15,582	December 16, 2022	April 26, 2024
JPMorgan Chase & Co.	$—	December 6, 2022	June 17, 2024
Morgan Stanley & Co. LLC	$21,009	December 16, 2022	January 3, 2024
RBC Capital Markets, L.P.	$13,272	January 18, 2023	August 10, 2023
Credit Suisse First Boston Mortgage Capital LLC	$10,133	December 12, 2022	May 31, 2024
BNP Paribas Corporate & Institutional Banking	$5,435	December 16, 2022	July 31, 2023
Goldman Sachs & Co. LLC	$2,802	December 11, 2022	December 23, 2023
Wells Fargo Securities, LLC	$—	December 11, 2022	November 17, 2023

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$25,932	October 15, 2022
Barclays Capital Inc.	$47,308	October 25, 2022
Citibank, N.A.	$20,552	November 22, 2022
JPMorgan Chase & Co.	$26,163	October 11, 2022
Daiwa Capital Markets America Inc.	$8,163	October 23, 2022
Amherst Pierpont Securities LLC	$6,699	October 21, 2022
Wells Fargo Securities, LLC	$2,776	November 21, 2022
Nomura Holding INC	$1,479	October 14, 2022

CRT Arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$34,707	October 5, 2022

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by loans acquired for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that has been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Average balance	$31,092	$35,984	$33,586	$35,754
Weighted average interest rate (1)	3.69%	1.48%	2.53%	1.41%
Total interest expense	$320	$166	$728	$471
Maximum daily amount outstanding	$81,360	$82,116	$88,633	$89,072

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000 for the quarter and nine months ended September 30, 2022, respectively, and $31,000 and $93,000 for the quarter and nine months ended September 30, 2021, respectively.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$17,088	$49,988
Unamortized debt issuance costs	(89)	—
	$16,999	$49,988
Weighted average interest rate	4.49%	1.48%
Loans acquired for sale pledged to secure Mortgage loan participation purchase and sale agreements	$17,583	$52,102

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

Following is a summary of the CRT term notes issued:

			Unpaid	Annual interest rate		Maturity date
Term notes	Issuance date	Issuance amount	principal balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2021 1R	March 4, 2021	$659,156	$309,082	LIBOR	2.90%	February 28, 2024	February 27, 2026
2020 2R	December 22, 2020	$500,000	232,826	LIBOR	3.81%	December 28, 2022	—
2020 1R	February 14, 2020	$350,000	61,335	LIBOR	2.35%	March 1, 2023	February 27, 2025
2019 3R	October 16, 2019	$375,000	57,776	LIBOR	2.70%	October 27, 2022 (2)	October 29, 2024
2019 2R	June 11, 2019	$638,000	188,295	LIBOR	2.75%	May 29, 2023	May 29, 2025
			$849,314

(1)

The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the CRT term notes under the conditions specified in the respective agreements.

(2)	During October of 2022, the Company exercised its option to extend the maturity of this note.

Fannie Mae MSR Financing

The Company, through a subsidiary, PMT ISSUER TRUST-FMSR, finances MSRs and ESS pledged or sold by PMC through a combination of repurchase agreements and term financing.

The repurchase agreement financing for Fannie Mae MSRs is effected through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") by PMT ISSUER TRUST-FMSR to PMC which is then sold to institutional buyers under an agreement to repurchase. The amount outstanding under the FMSR VFN is included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFN has a committed borrowing capacity of $350 million and matures on May 31, 2024.

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act.

The FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

		Issuance	Unpaid principal	Annual interest rate		Maturity date
FT-1 Note	Issuance date	amount	balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2022	June 28, 2022	$305,000	$305,000	SOFR (2)	4.19%	June 25, 2027	(3)
2021	March 30, 2021	$350,000	350,000	LIBOR	3.00%	March 25, 2026	March 27, 2028
2018	April 25, 2018	$450,000	450,000	LIBOR	2.35%	April 25, 2023	April 25, 2025
			$1,105,000

(1)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the term notes under the conditions specified in the respective agreements.
(2)	Secured Overnight Financing Rate (“SOFR”).
(3)	Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR Financing

The Company, through PMC and PMH, finances certain MSRs (inclusive of any related excess servicing spread arising therefrom) relating to loans pooled into Freddie Mac securities through various credit agreements. The aggregate loan amount available under the agreements is $1.6 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement, with a weighted average maturity of June 2024. The aggregate loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Average balance	$2,801,845	$2,791,323	$2,550,910	$2,658,411
Weighted average interest rate (1)	5.37%	3.04%	4.19%	3.10%
Total interest expense	$39,818	$22,890	$84,597	$65,664
Maximum daily amount outstanding	$3,235,376	$2,935,720	$3,544,637	$3,336,211

(1)

Excludes the effect of amortization of debt issuance costs of $1.9 million and $4.7 million for the quarter and nine months ended September 30, 2022, respectively, and $1.5 million and $4.0 million for the quarter and nine months ended September 30, 2021, respectively.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT term notes	$849,314	$1,204,636
FT-1 Notes	1,105,000	800,000
Freddie Mac credit agreements	885,000	475,000
	2,839,314	2,479,636
Unamortized debt issuance costs	(10,154)	(7,675)
	$2,829,160	$2,471,961
Weighted average interest rate	5.92%	3.02%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,892,617	$2,863,544
CRT Agreements:
Deposits securing CRT arrangements	$1,279,427	$1,704,911
Derivative assets	$725	$19,627

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

The Exchangeable Notes each bear interest at 5.50% per year, payable semiannually, are fully and unconditionally guaranteed by the Company and are exchangeable for PMT common shares, cash, or a combination thereof, at PMC’s election, at any time until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, subject to the satisfaction of certain conditions if the exchange occurs before December 15, 2025 (in the case of the 2026 Exchangeable Notes) and August 1, 2024 (in the case of the 2024 Exchangeable Notes). The exchange rates are equal to 46.1063 and 40.101 common shares per $1,000 principal amount of the 2026 Exchangeable Notes and 2024 Exchangeable Notes, respectively, and are subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Average balance	$545,047	$497,770	$539,703	$426,353
Weighted average interest rate (1)	5.55%	6.10%	5.67%	6.12%
Interest expense:
Coupon	$7,631	$7,659	$22,894	$19,521
Amortization of:
Conversion options (2)	—	2,126	—	5,134
Issuance costs	718	661	2,110	1,643
	$8,349	$10,446	$25,004	$26,298

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying value:
Unpaid principal balance	$555,000	$555,000
Conversion options allocated to Additional paid-in capital (2)	—	(40,952)
Unamortized debt issuance costs	(9,479)	(11,589)
	(9,479)	(52,541)
	$545,521	$502,459

(1)	Excludes the effect of amortization of debt issuance and conversion option costs.
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

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Average balance	$1,540,957	$424,744	$1,549,797	$214,524
Weighted average interest rate (1)	3.42%	4.49%	3.34%	4.06%
Total interest expense	$14,265	$4,272	$40,308	$6,436

(1)

Excludes the effect of amortization of net debt issuance cost of $1.0 million and $1.6 for the quarter and nine months ended September 30, 2022, respectively, and $4.3 million and $6.4 million for the quarter and nine months ended September 30, 2021, respectively.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$1,424,473	$1,469,999
Unpaid principal balance	$1,706,365	$1,442,379
Weighted average interest rate	3.22%	3.18%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of repayment of the certificates.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on stated maturity dates) are as follows:

		Twelve months ended September 30,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,839,314	$990,231	$1,194,083	$—	$350,000	$305,000	$—
Exchangeable senior notes	555,000	—	—	210,000	345,000	—	—
Asset-backed financings at fair value (2)	1,706,365	—	—	—	—	—	1,706,365
Interest-only security payable at fair value (2)	21,186	—	—	—	—	—	21,186
Total	$5,121,865	$990,231	$1,194,083	$210,000	$695,000	$305,000	$1,727,551

(1)	Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$39,441	$36,314	$40,249	$21,893
Provision for losses:
Pursuant to loan sales	996	6,297	3,442	23,282
Reduction in liability due to change in estimate	(817)	(1,636)	(3,512)	(4,155)
Losses incurred	(122)	(66)	(681)	(111)
Balance, end of period	$39,498	$40,909	$39,498	$40,909
UPB of loans subject to representations and warranties at end of period			$225,129,199	$208,686,249

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2022
(in thousands)
Commitments to purchase loans acquired for sale	$1,795,195

Contingencies

Litigation

From time to time, the Company may be involved in various legal and regulatory proceedings, claims and legal actions arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Cessation of the LIBOR Index

The Company historically used a LIBOR index to establish the applicable interest rates in lending and financing transactions. One-week and two-month United States Dollar LIBOR rates have been discontinued in 2022 and non-U.S. dollar LIBOR settings have ceased to be representative. The Company services LIBOR-based adjustable rate mortgages and other financial arrangements that may incorporate fallback provisions or replacement provisions related to the LIBOR transition.

The discontinuation of LIBOR could materially affect the Company’s interest expense and earnings, cost of capital, and the fair value of certain of its assets and the instruments used to hedge their value. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
Preferred						Quarter		Nine months
share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2022	2021	2022	2021
		(in thousands, except dividends per share)
Fixed-to-floating rate cumulative redeemable
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.53	$1.53
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$—	$1.26	$—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its common shares, all of which were available for issuance as of September 30, 2022.

Common Share Repurchase Program

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million before transaction fees.

On October 24, 2022, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $400 million to $500 million.

The following table summarizes the Company’s common share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2022	2021	2022	2021	total (1)
	(in thousands)
Common shares repurchased	987	904	4,888	931	25,485
Cost of common shares repurchased (2)	$13,498	$17,178	$73,746	$17,700	$384,493

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through September 30, 2022.
(2)	Cumulative total cost of common shares repurchased includes $510,000 of transaction fees.

Note 19— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(251,477)	$(18,591)	$(620,500)	$(60,456)
Loans at fair value:
Held in VIEs	(99,267)	(241)	(318,300)	(3,250)
Distressed	56	652	504	877
CRT arrangements	4,359	73,874	(73,619)	325,934
Asset-backed financings at fair value	92,993	1,663	298,834	4,146
Hedging derivatives	—	(51)	—	—
	(253,336)	57,306	(713,081)	267,251
From PFSI ‒ Excess servicing spread	—	—	—	1,651
	$(253,336)	$57,306	$(713,081)	$268,902

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Sales of loans	$(390,543)	$(381,295)	$(1,128,355)	$(1,196,355)
Hedging activities	233,139	25,858	695,238	196,908
	(157,404)	(355,437)	(433,117)	(999,447)
Non‒cash gain:
Receipt of MSRs in mortgage loan sale transactions	178,001	424,912	543,255	1,245,546
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(996)	(6,297)	(3,442)	(23,282)
Reduction of liability due to change in estimate	817	1,636	3,512	4,155
	(179)	(4,661)	70	(19,127)
Change in fair value of loans and derivatives held at period end
Interest rate lock commitments	(41,187)	(43,024)	(45,294)	(85,662)
Loans	84,498	37,877	82,561	35,401
Hedging derivatives	(60,619)	(45,008)	(135,100)	(84,682)
	(17,308)	(50,155)	(97,833)	(134,943)
	160,514	370,096	445,492	1,091,476
Total from nonaffiliates	3,110	14,659	12,375	92,029
From PFSI‒cash gain	1,203	1,537	3,562	4,905
	$4,313	$16,196	$15,937	$96,934

Note 21—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$1,993	$264	$3,571	$705
Mortgage-backed securities	36,070	9,833	91,121	25,925
Loans acquired for sale at fair value	27,921	39,076	70,611	94,597
Loans at fair value:
Held in consolidated variable interest entities	16,002	4,773	44,587	8,040
Distressed	16	85	204	377
Deposits securing CRT arrangements	6,978	126	9,584	451
Placement fees relating to custodial funds	20,239	4,481	31,152	8,485
Other	439	(354)	589	(301)
	109,658	58,284	251,419	138,279
From PFSI ‒ Excess servicing spread	—	—	—	1,280
	109,658	58,284	251,419	139,559
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	46,691	24,047	87,310	75,988
Mortgage loan participation purchase and sale agreements	320	166	728	471
Notes payable secured by credit risk transfer and mortgage servicing assets	39,818	22,890	84,597	65,664
Exchangeable senior notes	8,349	10,446	25,004	26,298
Asset-backed financings at fair value	14,265	4,272	40,308	6,436
Interest shortfall on repayments of loans serviced for Agency securitizations	3,504	12,622	14,975	53,198
Interest on loan impound deposits	1,133	1,046	2,822	2,557
	114,080	75,489	255,744	230,612
To PFSI ‒ Assets sold under agreement to repurchase	—	—	—	387
	114,080	75,489	255,744	230,999
Net interest expense	$(4,422)	$(17,205)	$(4,325)	$(91,440)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Grants:
Restricted share units	—	—	134	105
Performance share units	—	—	151	126
	—	—	285	231
Grant date fair value:
Restricted share units	$—	$—	$2,101	$1,992
Performance share units	—	—	2,350	2,399
	$—	$—	$4,451	$4,391
Vestings:
Restricted share units	—	—	79	100
Performance share units (1)	—	—	41	37
	—	—	120	137
Forfeitures:
Restricted share units	—	—	—	—
Performance share units	—	—	11	—
	—	—	11	—
Compensation expense relating to share-based grants	$959	$(795)	$3,130	$1,953

(1)	The actual number of performance-based RSUs that vested during the nine months ended September 30, 2022 was 39,001 common shares, which is 96% of the originally granted performance-based RSUs.
	September 30, 2022
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	225	221
Grant date average fair value per unit	$17.31	$16.90

Note 23—Income Taxes

The Company’s effective tax rate was 86.8% and 213.7% with consolidated pretax income of $90.4 million and $68.6 million for the quarter and nine months ended September 30, 2022, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $80.8 million on pretax income of $344.8 million and a tax expense of $151.3 million on pretax income of $765.2 million for the quarter and nine months ended September 30, 2022, respectively. The TRS income was primarily due to increases in MSR fair values. For the same periods in 2021, the TRS recognized a tax benefit of $4.7 million on a pretax loss of $75.6 million and a tax benefit of $9.6 million on a pretax loss of $137.1 million, respectively. The Company’s reported consolidated pretax loss for the quarter ended September 30, 2021 was $40.7 million and the consolidated pretax income for the nine months ended September 30, 2021 was $64.2 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2022, the valuation allowance was decreased to zero from the $3.4 million valuation allowance recorded at June 30, 2022 as the result of increased GAAP income at the TRS for the quarter ended September 30, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

As discussed in Note 2 ‒ Basis of Presentation and Accounting Change ‒ Accounting Change, PMC issued the Exchangeable Notes. The Exchangeable Notes include cash conversion options. Through December 31, 2021, based on the Company’s intention to cash settle the Exchangeable Notes, the effect of conversion of the Exchangeable Notes was excluded from diluted earnings (loss) per common share. Effective January 1, 2022, the Company adopted ASU 2020-06, which requires inclusion of the common shares issuable pursuant to conversion of the Exchangeable Notes in the Company’s diluted earnings per common share calculation when the effect of such inclusion is dilutive to earnings per common share.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands except earnings per share amounts)
Net income (loss)	$11,913	$(35,955)	$(77,950)	$73,740
Dividends on preferred shares	(10,455)	(7,969)	(31,364)	(20,438)
Effect of participating securities‒share-based compensation awards	(111)	(80)	(318)	(238)
Net income (loss) attributable to common shareholders	$1,347	$(44,004)	$(109,632)	$53,064
Weighted average basic shares outstanding	90,594	97,501	92,221	97,772
Dilutive securities‒shares issuable under share-based compensation plan	—	—	—	107
Diluted weighted average shares outstanding	90,594	97,501	92,221	97,879
Basic earnings (loss) per share	$0.01	$(0.45)	$(1.19)	$0.54
Diluted earnings (loss) per share	$0.01	$(0.45)	$(1.19)	$0.54

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Shares issuable under share-based compensation plan	136	128	127	51
Shares issuable pursuant to exchange of the Exchangeable senior notes	24,328	24,328	24,328	20,627

Note 25—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

The Company’s reportable segments are identified based on PMT’s investment strategies. The Company’s chief operating decision maker is its chief executive officer. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$390,124	$—	$—	$390,124
Net (losses) gains on investments and financings	(2,230)	(251,106)	—	—	(253,336)
Net gains on loans acquired for sale	—	—	4,313	—	4,313
Net interest expense:
Interest income	12,415	68,152	27,862	1,229	109,658
Interest expense	14,097	80,782	18,322	879	114,080
	(1,682)	(12,630)	9,540	350	(4,422)
Other	978	—	13,408	—	14,386
	(2,934)	126,388	27,261	350	151,065
Expenses:
Loan fulfillment and servicing fees payable to PFSI	57	20,190	18,407	—	38,654
Management fees	—	—	—	7,731	7,731
Other	708	2,688	2,789	8,116	14,301
	765	22,878	21,196	15,847	60,686
Pretax income (loss)	$(3,699)	$103,510	$6,065	$(15,497)	$90,379
Total assets at end of quarter	$1,656,994	$9,365,974	$2,505,398	$417,574	$13,945,940

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(53,343)	$—	$—	$(53,343)
Net (losses) gains on investments and financings	75,764	(18,458)	—	—	57,306
Net gains on loans acquired for sale	—	—	16,196	—	16,196
Net interest expense:
Interest income	617	18,260	38,975	432	58,284
Interest expense	13,857	41,482	20,150	—	75,489
	(13,240)	(23,222)	18,825	432	(17,205)
Other	559	—	44,341	—	44,900
	63,083	(95,023)	79,362	432	47,854
Expenses:
Loan fulfillment and servicing fees payable to PFSI	89	20,614	43,922	—	64,625
Management fees	—	—	—	8,520	8,520
Other	2,308	1,180	7,665	4,212	15,365
	2,397	21,794	51,587	12,732	88,510
Pretax income (loss)	$60,686	$(116,817)	$27,775	$(12,300)	$(40,656)
Total assets at end of quarter	$2,078,237	$6,392,726	$5,138,051	$259,586	$13,868,600

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$911,615	$—	$—	$911,615
Net (losses) gains on investments and financings	(104,946)	(608,135)	—	—	(713,081)
Net gains on loans acquired for sale	5	—	15,932	—	15,937
Net interest expense:
Interest income	20,391	158,158	70,436	2,434	251,419
Interest expense	34,653	177,622	41,980	1,489	255,744
	(14,262)	(19,464)	28,456	945	(4,325)
Other	1,237	—	43,021	—	44,258
	(117,966)	284,016	87,409	945	254,404
Expenses:
Loan servicing fees and fulfillment payable to PFSI	167	61,503	55,807	—	117,477
Management fees	—	—	—	23,758	23,758
Other	5,242	5,425	11,176	22,757	44,600
	5,409	66,928	66,983	46,515	185,835
Pretax income (loss)	$(123,375)	$217,088	$20,426	$(45,570)	$68,569
Total assets at end of period	$1,656,994	$9,365,974	$2,505,398	$417,574	$13,945,940

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(48,210)	$—	$—	$(48,210)
Net (losses) gains on investments and financings	328,448	(59,546)	—	—	268,902
Net gains on loans acquired for sale	—	—	96,934	—	96,934
Net interest expense:
Interest income	1,668	41,839	94,290	1,762	139,559
Interest expense	47,295	117,935	65,769	—	230,999
	(45,627)	(76,096)	28,521	1,762	(91,440)
Other	1,467	—	143,164	—	144,631
	284,288	(183,852)	268,619	1,762	370,817
Expenses:
Loan servicing fees and fulfillment payable to PFSI	306	59,505	158,777	—	218,588
Management fees	—	—	—	28,882	28,882
Other	10,518	3,500	27,462	17,698	59,178
	10,824	63,005	186,239	46,580	306,648
Pretax income (loss)	$273,464	$(246,857)	$82,380	$(44,818)	$64,169
Total assets at end of period	$2,078,237	$6,392,726	$5,138,051	$259,586	$13,868,600

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

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

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2022	$1,029,087	$579,943	13%	6%	$308,122	$78,281
December 31, 2021	$938,218	$557,229	12%	6%	$108,536	$74,771

(1)	Calculated in accordance with the Agencies’ requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it was in compliance with the Agencies’ revised requirements as of September 30, 2022.

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

On October 24, 2022, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $400 million to $500 million.

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

During the nine months ended September 30, 2022, we purchased newly originated prime credit quality residential loans with fair values totaling $67.4 billion as compared to $147.4 billion for the nine months ended September 30, 2021, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. Our purchase volume included $36.5 billion and $51.5 billion of such loans during the nine month periods ended September 30, 2022 and 2021, respectively. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the nine months ended September 30, 2022 and 2021, we received sourcing fees totaling $3.6 million and $4.9 million, respectively.

We operate our business in four segments: Correspondent production, Interest rate sensitive strategies, Credit sensitive strategies and our Corporate operations as described below:

•

The credit sensitive strategies segment represents our investments in CRT arrangements, including CRT Agreements and CRT securities (together, “CRT arrangements”), subordinate mortgage-backed securities (“MBS”), distressed loans and real estate.

•

The interest rate sensitive strategies segment represents our investments in MSRs, excess servicing spread (“ESS”) purchased from PFSI, Agency and senior non-Agency MBS and the related interest rate hedging activities.

•

The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM.

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by Ginnie Mae. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•	Our Corporate segment includes management fees, corporate expense amounts and certain interest income.

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label non-Agency securitizations, and, through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$9,709,969	$29,865,473	$31,922,573	$93,365,579
To PennyMac Financial Services, Inc.	12,561,276	15,996,702	36,544,166	51,471,399
	$22,271,245	$45,862,175	$68,466,739	$144,836,978
Net gains on loans acquired for sale	$4,313	$16,196	$15,937	$96,934
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$178,001	$424,912	$543,255	$1,245,546
Retention of interest in securitization of loans secured by investment properties, net of associated asset-backed financing	—	9,755	23,485	9,755
Total investments resulting from correspondent production activities	$178,001	$434,667	$566,740	$1,255,301

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter and nine months ended September 30, 2022, we received approximately $178.0 million and $543.3 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.9 billion of MSRs at fair value at September 30, 2022.

•

REIT-eligible Agency and senior mortgage-backed or mortgage-related securities. We purchased approximately $1.9 billion of Agency fixed-rate pass-through securities and non-Agency senior MBS, net of sales, during the nine months ended September 30, 2022. We held Agency fixed-rate pass-through securities and non-Agency senior MBS with fair values totaling approximately $3.7 billion at September 30, 2022.

Credit Sensitive Investments

CRT Arrangements

During the quarter and nine months ended September 30, 2022, we recognized investment income of approximately $11.3 million and losses of $64.0 million, respectively, relating to our holdings of CRT securities. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and Interest-only security payable) totaling approximately $1.2 billion at September 30, 2022.

Subordinate Mortgage-Backed Securities

Subordinate MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately $184.7 million of subordinate credit-linked securities during the nine months ended September 30, 2022. We held the subordinate credit-linked securities with fair values totaling approximately $176.1 million at September 30, 2022.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $1.9 billion and fair values totaling $1.5 billion on our consolidated balance sheet as of September 30, 2022.

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

The amounts of non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(251,477)	$(18,591)	$(620,500)	$(60,456)
Loans:
Held in variable interest entities	(99,267)	(241)	(318,300)	(3,250)
Distressed	44	(63)	495	96
ESS	—	—	—	1,651
CRT arrangements	(13,854)	26,167	(156,031)	162,128
Asset-backed financings at fair value	92,993	1,663	298,834	4,146
	(271,561)	8,935	(795,502)	104,315
Net gains on loans acquired for sale (1)	160,514	370,096	445,492	1,091,476
Net loan servicing fees‒MSR valuation adjustments (2)	94,690	(134,869)	462,347	(166,628)
	$(16,357)	$244,162	$112,337	$1,029,163
Net investment income	$151,065	$47,854	$254,404	$370,817
Non-cash items as a percentage of net investment income	(11%)	510%	44%	278%

(1)	Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at period end.
(2)	Includes fair value changes related to MSR derivative hedging instruments.

We receive or pay cash relating to:

•	Our investments in mortgage-backed securities through monthly principal and interest payments from the issuer of such securities or from sales of the investments;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the properties acquired in settlement of loans are sold;
•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool or from sales of the investments;
•

CRT arrangements through a portion of both the interest payments collected on loans in the CRT arrangements’ reference pools and the release to us of the deposits securing the arrangements as principal on such loans is repaid;

•

Hedging instruments when we receive or make margin deposits as the fair value of respective instruments change, when the instruments mature or when we effectively cancel the transactions through offsetting trades;

•	Our liability for representations and warranties when we repurchase loans or settle loss claims from investors; and
•	MSRs in the form of loan servicing fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$151,065	$47,854	$254,404	$370,817
Expenses	60,686	88,510	185,835	306,648
Pretax income (loss)	90,379	(40,656)	68,569	64,169
Provision for (benefit from) income taxes	78,466	(4,701)	146,519	(9,571)
Net income (loss)	11,913	(35,955)	(77,950)	73,740
Dividends on preferred shares	10,455	7,969	31,364	20,438
Net income (loss) attributable to common shareholders	$1,458	$(43,924)	$(109,314)	$53,302
Pretax income (loss) by segment:
Credit sensitive strategies	$(3,699)	$60,686	$(123,375)	$273,464
Interest rate sensitive strategies	103,510	(116,817)	217,088	(246,857)
Correspondent production	6,065	27,775	20,426	82,380
Corporate	(15,497)	(12,300)	(45,570)	(44,818)
	$90,379	$(40,656)	$68,569	$64,169
Annualized return on average common shareholder's equity	0.4%	(8.8)%	(8.9)%	3.5%
Earnings (loss) per common share:
Basic	$0.01	$(0.45)	$(1.19)	$0.54
Diluted	$0.01	$(0.45)	$(1.19)	$0.54
Dividends per common share	$0.47	$0.47	$1.41	$1.41
	September 30, 2022	December 31, 2021
Total assets	$13,945,940	$13,772,708
Book value per common share	$16.18	$19.05
Closing price per common share	$11.78	$17.33

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate during the nine months ended September 30, 2022 and is expected to further increase interest rates in the near term, as well as reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Increasing interest rates are expected to reduce the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast $2.4 trillion for 2022 according to leading economists. Lower projected mortgage transaction volumes are expected to increase competition in the mortgage production business year over year while also leading to declines in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. Increasing interest rates are also expected to increase the costs of certain borrowings, as well as provide greater interest income from placement fees on custodial deposits and loans held for sale.

Due to certain capital rules, Fannie Mae and Freddie Mac, have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Our results of operations increased by $47.9 million and decreased by $151.7 million during the quarter and nine months ended September 30, 2022, respectively, as compared to the quarter and nine months ended September 30, 2021, primarily reflecting the effect of improved fair value performance of our MSR investments, partially offset by the declines in CRT-related investments valuation, gains on loans held for sale and loan origination fees.

The increase in the quarterly pretax results is summarized below:

•	An increase in net servicing fees of $443.5 million caused by positive fair value changes in our investment in MSRs and hedging results.
•	A $12.8 million decrease in net interest expense, reflecting increased earnings on placement fees and reduced interest shortfall on repayments relating to Agency securitizations, partially offset by
•	A $232.9 million increase in losses on MBS, reflecting the effect of increasing interest rates
•

A $69.5 million decrease in net gains on our CRT arrangements as credit spreads widened due to macroeconomic uncertainty as compared to the quarter ended September 30, 2021, which reflected the continuing recovery from the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements

•

A $42.9 million decrease in gains on sales of the loans and origination fees, reflecting decreases in both production volume and in our gain on sale margins during the quarter ended September 30, 2022, resulting from the effect of increasing interest rates on loan demand in our correspondent lending segment.

The decrease in the nine months pretax results is summarized below:

•	A $560.0 million increase in losses on MBS, reflecting the effect of increasing interest rates
•

A $399.6 million decrease in net gains on our CRT arrangements as credit spreads widened due to macroeconomic uncertainty as compared to the nine months ended September 30, 2021, which reflected the continuing recovery from the market disruption caused by the COVID-19 pandemic on our investments in CRT arrangements

•

A $181.4 million decrease in gains on sales of the loans and origination fees, reflecting decreases in both production volume and in our gain on sale margins during the nine months ended September 30, 2022, resulting from the effect of increasing interest rates on loan demand in our correspondent lending segment, partially offset by

•	A $959.8 million increase in net servicing fees caused by positive fair value changes in our investment in MSRs and hedging results
•	A $87.1 million decrease in net interest expense, reflecting increased earnings on placement fees and reduced interest shortfall on repayments relating to Agency securitizations.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net loan servicing fees	$390,124	$(53,343)	$911,615	$(48,210)
Net (losses) gains on investments and financings	(253,336)	57,306	(713,081)	268,902
Net gains on loans acquired for sale	4,313	16,196	15,937	96,934
Net loan origination fees	13,215	44,189	42,417	142,805
Net interest expense	(4,422)	(17,205)	(4,325)	(91,440)
Other	1,171	711	1,841	1,826
	$151,065	$47,854	$254,404	$370,817

Net Loan Servicing Fees

Our net loan servicing fee income (loss) has two primary components: fees earned for servicing the loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees	$167,233	$151,764	$481,560	$433,217
Effect of MSRs and hedging results	222,891	(205,107)	430,055	(481,427)
Net loan servicing fees	$390,124	$(53,343)	$911,615	$(48,210)

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Contractually-specified servicing fees	$162,987	$137,804	$461,021	$378,110
Ancillary and other fees:
Late charges	662	436	1,883	1,199
Other	3,584	13,524	18,656	53,908
	4,246	13,960	20,539	55,107
	$167,233	$151,764	$481,560	$433,217
Average MSR servicing portfolio	$224,756,659	$205,181,714	$220,988,459	$191,351,860

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

The change in contractually-specified fees for the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio. The changes in other loan servicing fees for the comparative period is due primarily to a decrease in the volume of fees charged to correspondent lenders for loans repaid shortly after purchase as the result of the significant volume of refinancing activity experienced in the first part of 2021.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(95,756)	$(81,398)	$(271,318)	$(210,396)
Changes due to market changes:
Changes in valuation inputs used in valuation model	162,730	(62,843)	775,792	44,939
Hedging results	154,269	(73,841)	(87,651)	(354,128)
Recapture income from PFSI	1,648	12,975	13,232	38,158
	318,647	(123,709)	701,373	(271,031)
	$222,891	$(205,107)	$430,055	$(481,427)
Average balance of MSRs	$3,780,826	$2,612,708	$3,499,318	$2,399,383

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter and nine months ended September 30, 2022, realization of cash flows increased primarily due to the significant growth of our investment in MSRs as compared to the quarter and nine months ended September 30, 2021.

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and nine months ended September 30, 2022, as compared to 2021, reflect the effects of expectations for slower future prepayments of the underlying loans as a result of interest rates increasing more significantly during the quarter and nine months ended September 30, 2022.

Hedging results reflect valuation gains in hedges against increasing costs of financing and discount rates during the quarter ended September 30, 2022, during which short term interest rates in particular rose very sharply, as compared to the same period in 2021 when hedge losses were attributable to a slight increase in long term interest rates and elevated hedge costs.  The loss from hedging activities decreased during the nine months ended September 30, 2022 as compared to the same period in 2021 due to the same factors as well as decreased prepayment sensitivity of the hedged MSR due to higher interest rate levels in 2022.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	September 30, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$226,691,505	$215,927,495
Collection status (UPB)
Delinquency (1):
30-89 days delinquent	$1,540,024	$1,148,542
90 or more days delinquent:
Not in foreclosure	$778,826	$1,726,488
In foreclosure	$66,056	$36,658
Bankruptcy	$124,616	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$231,738	$169,654
90 days or more	$434,340	$614,882
Custodial funds managed by the Company (2)	$2,898,932	$3,823,527

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

Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(251,477)	$(18,591)	$(620,500)	$(60,456)
Loans at fair value:
Held in consolidated variable interest entities	(99,267)	(241)	(318,300)	(3,250)
Distressed	56	652	504	877
CRT arrangements	4,359	73,874	(73,619)	325,934
Asset-backed financings at fair value	92,993	1,663	298,834	4,146
Hedging derivatives	—	(51)	—	—
	(253,336)	57,306	(713,081)	267,251
From PFSI‒Excess servicing spread	—	—	—	1,651
	$(253,336)	$57,306	$(713,081)	$268,902

The decrease in net gains on investments for the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021, was caused primarily by increased losses from our investments in MBS and CRT arrangements.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2022, we recognized net valuation losses of $251.5 million and $620.5 million, respectively, as compared to net valuation losses of $18.6 million and $60.5 million for the quarter and nine months ended September 30, 2021, respectively. The losses recognized reflect more significant increases in interest rates and mortgage and credit spreads during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded net losses of $6.3 million and $19.5 million, respectively, during the quarter and nine months ended September 30, 2022, as compared to net gains of $1.4 million and $896,000, respectively, during the quarter and nine months ended September 30, 2021. The net loss during the quarter and nine months ended September 30, 2022 reflects the effect of increasing interest rates and widening credit spreads during the quarter and nine months ended September 30, 2022.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives:
Realized	$4,624	$21,337	$34,982	$73,464
Valuation changes	(365)	(3,345)	(42,154)	98
	4,259	17,992	(7,172)	73,562
CRT strips:
Realized	13,589	26,370	47,430	90,342
Valuation changes	(11,788)	28,327	(103,284)	163,273
	1,801	54,697	(55,854)	253,615
Interest-only security payable at fair value	(1,701)	1,185	(10,593)	(1,243)
	4,359	73,874	(73,619)	325,934
Interest income ‒ Deposits securing CRT arrangements	6,978	126	9,584	451
	$11,337	$74,000	$(64,035)	$326,385

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$180	$(14,321)	$(20,249)	$(47,876)

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,475)	$18,964
CRT strips	(130,121)	(26,837)
	$(152,596)	$(7,873)

Deposits securing CRT arrangements	$1,369,236	$1,704,911
Interest-only security payable at fair value	$21,186	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$725	$19,627
Deposits securing CRT arrangements (1)	$1,369,236	$1,704,911

UPB of loans underlying CRT arrangements	$25,265,401	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$24,707,757	$29,581,803
30-89 days delinquent	$328,137	$349,291
90-180 days delinquent	$98,828	$120,775
180 or more days delinquent	$109,532	$748,576
Foreclosure	$21,147	$8,462
Bankruptcy	$55,189	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$44,488	$44,015
90-180 days delinquent	$50,150	$57,815
180 or more days delinquent	$37,456	$174,041

(1)

Deposits securing credit risk transfer strip arrangements pledged to creditors also secure $153.3 million and $27.5 million in CRT derivative and CRT strip liabilities at September 30, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the quarter and nine months ended September 30, 2022, reflects credit spread widening (an increase in the interest rate demanded by investors for instruments over those that are considered “risk free”) for CRT securities in the credit markets. This contrasts with CRT investments’ gains during the quarter and nine month periods ended September 30, 2021, which reflects a decrease in credit spread as the credit markets continued to recover from the dislocation experienced during the first six months of 2020 as a result of the onset of the COVID-19 pandemic.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
From nonaffiliates:
Cash loss:
Loans	$(390,543)	$(381,295)	$(1,128,355)	$(1,196,355)
Hedging activities	233,139	25,858	695,238	196,908
	(157,404)	(355,437)	(433,117)	(999,447)
Non-cash gain:
Receipt of MSRs in loan sale transactions	178,001	424,912	543,255	1,245,546
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(996)	(6,297)	(3,442)	(23,282)
Reduction in liability due to change in estimate	817	1,636	3,512	4,155
	(179)	(4,661)	70	(19,127)
Change in fair value during the period of financial instruments:
Interest rate lock commitments	(41,187)	(43,024)	(45,294)	(85,662)
Loans	84,498	37,877	82,561	35,401
Hedging derivatives	(60,619)	(45,008)	(135,100)	(84,682)
	(17,308)	(50,155)	(97,833)	(134,943)
	160,514	370,096	445,492	1,091,476
Total from nonaffiliates	3,110	14,659	12,375	92,029
From PFSI—cash	1,203	1,537	3,562	4,905
	$4,313	$16,196	$15,937	$96,934

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$10,646,885	$29,411,427	$31,921,109	$93,741,543
Acquisition of loans for sale (UPB):
To nonaffiliates	$10,226,513	$28,605,099	$30,319,475	$92,846,231
To PFSI	12,160,616	15,375,352	35,540,023	48,990,292
	$22,387,129	$43,980,451	$65,859,498	$141,836,523

The changes in gain on loans acquired for sale during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021, reflect the effect of rising interest rates on demand for mortgage loans and on gain on sale margins.

Non-cash elements of gains on sale of loans

Interest Rate Lock Commitments

Our net gains on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains on sale before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gains on sale of loans acquired for sale. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.0 million and $3.4 million, for the quarter and nine months ended September 30, 2022, respectively compared to $6.3 million and $23.3 million for the quarter and nine months ended September 30, 2021, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume.

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

Following is a summary of the indemnification and repurchase activity of the loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$4,750	$3,510	$2,782	$4,583
New indemnifications	907	345	2,875	345
Less: Indemnified loans repaid or refinanced	682	441	682	1,514
Loans indemnified at end of period	$4,975	$3,414	$4,975	$3,414
Loans indemnified by correspondent lenders at end of period			$1,312	$1,401
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$2,047	$213
Repurchase activity (UPB):
Loans repurchased	$20,909	$19,082	$72,933	$49,359
Less:
Loans repurchased by correspondent sellers	19,076	11,525	60,448	34,224
Loans resold or repaid by borrowers	10,884	5,888	25,967	15,033
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(9,051)	$1,669	$(13,482)	$102
Net losses charged to liability for representations and warranties	$122	$66	$681	$111
At end of period:
Loans subject to representations and warranties			$225,129,199	$208,686,249
Liability for representations and warranties			$39,498	$40,909

During the quarter and nine months ended September 30, 2022, we repurchased loans totaling $20.9 million and $72.9 million, respectively. We recorded losses of $122,000 and $681,000 net of recoveries during the quarter and nine months ended September 30, 2022, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to refinance and resell repurchased loans. The recent increases in market interest rates and expected economic slowdown may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase delinquent loans. Furthermore, these factors may increase the level of borrower defaults, increasing the level of repurchases we are required to make and making profitable resolutions of repurchased loans more difficult. We expect the effect of these developments to increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $817,000 and $3.5 million reductions in liability for representations and warranties during the quarter and nine months ended September 30, 2022, respectively, as compared to $1.6 million and $4.2 million for the same periods in 2021, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021, reflects a decrease in our purchases of loans with delivery fees.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30, 2022			Quarter ended September 30, 2021
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$1,993	$205,742	3.79%	$264	$351,623	0.29%
Mortgage-backed securities	36,070	3,990,746	3.54%	9,833	2,402,027	1.60%
Loans acquired for sale at fair value	27,921	1,763,506	6.20%	39,076	4,887,993	3.13%
Loans at fair value:
Held by variable interest entity	16,002	1,655,206	3.78%	4,773	451,136	4.14%
Distressed	16	3,977	1.57%	85	6,918	4.81%
	16,018	1,659,183	3.78%	4,858	458,054	4.15%
Deposits securing CRT arrangements	6,978	1,404,375	1.94%	126	2,216,599	0.02%
	88,980	9,023,552	3.86%	54,157	10,316,296	2.05%
Placement fees relating to custodial funds	20,239			4,481
Other	439			(354)
	109,658	$9,023,552	4.76%	58,284	$10,316,296	2.21%
Liabilities:
Assets sold under agreements to repurchase	$46,691	$5,789,433	3.16%	$24,047	$6,796,525	1.38%
Mortgage loan participation purchase and sale agreements	320	31,092	4.03%	166	35,984	1.81%
Notes payable secured by credit risk transfer and mortgage servicing assets	39,818	2,801,845	5.56%	22,890	2,791,323	3.21%
Exchangeable senior notes	8,349	545,047	5.99%	10,446	497,770	8.21%
Asset-backed financings at fair value	14,265	1,540,957	3.62%	4,272	424,744	3.94%
	109,443	10,708,374	4.00%	61,821	10,546,346	2.29%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,504			12,622
Interest on loan impound deposits	1,133			1,046
	114,080	$10,708,374	4.17%	75,489	$10,546,346	2.80%
Net interest expense	$(4,422)			$(17,205)
Net interest margin			-0.19%			-0.65%
Net interest spread			0.59%			-0.59%

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$3,571	$277,409	1.70%	$705	$266,689	0.35%
Mortgage-backed securities	91,121	3,347,658	3.59%	25,925	2,121,225	1.61%
Loans acquired for sale at fair value	70,611	1,884,840	4.94%	94,597	4,224,917	2.95%
Loans at fair value:
Held by variable interest entities	44,587	1,651,010	3.56%	8,040	228,404	4.64%
Distressed	204	4,012	6.71%	377	7,307	6.80%
	44,791	1,655,022	3.57%	8,417	235,711	4.71%
Excess servicing spread from PFSI	—	—	—	1,280	28,830	5.85%
Deposits securing CRT arrangements	9,584	1,508,150	0.84%	451	2,459,821	0.02%
	219,678	8,673,079	3.34%	131,375	9,337,193	1.86%
Placement fees relating to custodial funds	31,152			8,485
Other	589			(301)
	251,419	$8,673,079	3.82%	139,559	$9,337,193	1.97%
Liabilities:
Assets sold under agreements to repurchase	$87,310	$5,363,690	2.15%	$75,988	$6,177,250	1.62%
Mortgage loan participation purchase and sale agreements	728	33,586	2.86%	471	35,754	1.74%
Notes payable secured by credit risk transfer and mortgage servicing assets	84,597	2,550,910	4.37%	65,664	2,658,411	3.26%
Exchangeable senior notes	25,004	539,703	6.11%	26,298	426,353	8.13%
Asset-backed financings at fair value	40,308	1,549,797	3.43%	6,436	214,524	3.96%
Assets sold to PFSI under agreement to repurchase	—	—	—	387	17,408	2.93%
	237,947	10,037,686	3.13%	175,244	9,529,700	2.42%
Interest shortfall on repayments of loans serviced for Agency securitizations	14,975			53,198
Interest on loan impound deposits	2,822			2,557
	255,744	$10,037,686	3.36%	230,999	$9,529,700	3.20%
Net interest expense	$(4,325)			$(91,440)
Net interest margin			-0.07%			-1.29%
Net interest spread			0.46%			-1.23%

The effects of changes in the yields and costs and composition of our investments on our net interest income (expense) are summarized below:

	Quarter ended September 30, 2022			Nine months ended September 30, 2022
	vs.			vs.
	Quarter ended September 30, 2021			Nine months ended September 30, 2021
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$1,882	$(153)	$1,729	$2,837	$29	$2,866
Mortgage-backed securities	16,954	9,283	26,237	44,316	20,880	65,196
Loans acquired for sale at fair value	23,488	(34,643)	(11,155)	44,330	(68,316)	(23,986)
Loans at fair value:
Held by variable interest entities	(446)	11,675	11,229	(2,292)	38,839	36,547
Distressed	(42)	(27)	(69)	(5)	(168)	(173)
	(488)	11,648	11,160	(2,297)	38,671	36,374
Excess servicing spread from PFSI	—	—	—	—	(1,280)	(1,280)
Deposits securing CRT arrangements	6,915	(63)	6,852	9,374	(241)	9,133
	48,751	(13,928)	34,823	98,560	(10,257)	88,303
Placement fees relating to custodial funds	—	15,758	15,758	—	22,667	22,667
Other	—	793	793	—	890	890
	48,751	2,623	51,374	98,560	13,300	111,860
Liabilities:
Assets sold under agreements to repurchase	26,680	(4,036)	22,644	22,266	(10,944)	11,322
Mortgage loan participation purchase and sale agreements	179	(25)	154	287	(30)	257
Notes payable secured by credit risk transfer and mortgage servicing assets	16,841	87	16,928	21,684	(2,751)	18,933
Exchangeable senior notes	(3,019)	922	(2,097)	(7,387)	6,093	(1,294)
Asset-backed financings at fair value	(366)	10,359	9,993	(968)	34,840	33,872
Assets sold to PFSI under agreement to repurchase	—	—	—	—	(387)	(387)
	40,315	7,307	47,622	35,882	26,821	62,703
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(9,118)	(9,118)	—	(38,223)	(38,223)
Interest on loan impound deposits	—	87	87	—	265	265
	40,315	(1,724)	38,591	35,882	(11,137)	24,745
Increase in net interest income	$8,436	$4,347	$12,783	$62,678	$24,437	$87,115
The increase in net interest income during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021, is due to:

•	An increase in the yields we earn on our investments in MBS and loans acquired for sale arising from our acquisition of higher coupon Agency pass through securities and subordinate MBS.
•	An increase in placement fee income we receive relating to custodial funds we mange on behalf of borrowers and investors in our MSR portfolio.
•

A decrease in the interest shortfall on repayments of loans serviced for the Agency securitizations, reflecting decreased prepayment activity in our MSR portfolio as a result of increasing interest rates reducing the incentive of borrowers to refinance their loans.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,247	$20,703	$61,670	$59,811
Loan fulfillment fees	18,407	43,922	55,807	158,777
Management fees	7,731	8,520	23,758	28,882
Loan origination	2,430	6,594	8,054	23,888
Professional services	2,394	949	7,671	5,070
Safekeeping	2,986	2,306	6,402	6,839
Loan collection and liquidation	690	2,126	5,118	9,958
Compensation	1,368	(383)	4,354	3,130
Other	4,433	3,773	13,001	10,293
	$60,686	$88,510	$185,835	$306,648

Expenses decreased $27.8 million and $120.8 million during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021. The decrease for the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021, is primarily due to reduced fees relating to fulfillment activities performed by PFSI on our behalf.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$259	$698	$781	$1,871
Loans at fair value	110	89	426	306
MSRs	19,878	19,916	60,463	57,634
	$20,247	$20,703	$61,670	$59,811
Average investment in:
Loans acquired for sale at fair value	$1,763,506	$4,887,993	$1,884,840	$4,224,917
Loans at fair value	$1,659,183	$458,054	$1,655,022	$235,711
Average MSR portfolio UPB	$224,756,659	$205,181,714	$220,988,459	$191,351,860
MSR recapture fees	$1,648	$12,975	$13,232	$38,158
UPB of loans recaptured	$284,821	$2,522,838	$2,446,282	$9,389,260

Loan servicing fees decreased by $456,000 and increased $1.9 million during the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. We incur loan servicing fees primarily in support of our MSR portfolio. The decrease in loan servicing fees during the quarter ended September 30, 2022, compared to the same period in 2021, is due to a reduction in servicing fees in our MSR portfolio relating to CARES Act forbearance monitoring requirements, along with a decrease in our investment in loans acquired for sale. The increase on servicing fees during the nine months ended September 30, 2022 as compared to the same period in 2021, is due to growth in our MSR portfolio, partially offset by reduced servicing fees relating to CARES Act forbearance monitoring requirements and a decrease in our investment in loans acquired for sale.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $25.5 million and $103.0 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decrease was primarily due to a decrease in loan production volume.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Base	$7,731	$8,778	$23,758	$25,875
Performance incentive (adjustment)	—	(258)	—	3,007
	$7,731	$8,520	$23,758	$28,882
Average shareholders' equity amounts used to calculate base management fee expense	$2,048,887	$2,350,940	$2,128,916	$2,334,050

Management fees decreased by $789,000 and $5.1 million during the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. This decrease reflects the nonrecurrence of a performance incentive fee during the nine months ended September 30, 2022, along with the effect of the decrease in our average shareholders’ equity on our base management fee during the quarter and nine months ended September 30, 2022, as compared to the quarter and nine months ended September 30, 2021.

Loan origination

Loan origination expenses decreased $4.2 million and $15.8 million during the quarter and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily reflecting a decrease in the volume of loans produced through our correspondent production activities.

Income Taxes

We have elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

The Company’s effective tax rate was 86.8% and 213.7% with consolidated pretax income of $90.4 million and $68.6 million for the quarter and nine months ended September 30, 2022, respectively. The TRS recognized a tax expense of $80.8 million on pretax income of $344.8 million and tax expense of $151.3 million on pretax income of $765.2 million for the quarter and nine months ended September 30, 2022, respectively. The TRS income was primarily due to increases in the fair value of MSRs. For the same periods in 2021, the TRS recognized a tax benefit of $4.7 million on a pretax loss of $75.6 million and a tax benefit of $9.6 million on a pretax loss of $137.1 million, respectively. The Company’s reported consolidated pretax loss for the quarter ended September 30, 2021 was $40.7 million and the consolidated pretax income for the nine months ended September 30, 2021 was $64.2 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2022, the valuation allowance was decreased to zero from the $3.4 million valuation allowance recorded at June 30, 2022 as the result of increased GAAP income at the TRS for the quarter ended September 30, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

The Inflation Reduction Act was signed into law on August 16, 2022. Effective for tax years beginning after    December 31, 2022, the Inflation Reduction Act imposes a 15% Alternative Minimum Tax ("AMT") on the adjusted financial statement income ("AFSI") of Applicable Corporations.  The term "Applicable Corporations" does not include REITs but does include taxable REIT subsidiaries whose 3-year average AFSI exceeds $1 billion.  Based on the current legislation and the definition of AFSI we do not expect our TRS will be subject to this AMT.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2022	2021
	(in thousands)
Assets
Cash	$58,931	$58,983
Investments:
Short-term	352,343	167,999
Mortgage-backed securities at fair value	3,880,288	2,666,768
Loans acquired for sale at fair value	2,259,645	4,171,025
Loans at fair value	1,522,934	1,568,726
Derivative assets	74,659	34,238
Deposits securing credit risk transfer arrangements	1,369,236	1,704,911
MSRs	3,940,584	2,892,855
	13,399,689	13,206,522
Other	487,320	507,203
Total assets	$13,945,940	$13,772,708
Liabilities
Debt:
Short-term	$6,426,795	$6,721,878
Long-term	4,820,340	4,455,012
	11,247,135	11,176,890
Other	681,474	228,300
Total liabilities	11,928,609	11,405,190
Shareholders’ equity	2,017,331	2,367,518
Total liabilities and shareholders’ equity	$13,945,940	$13,772,708

Total assets increased by approximately $173.2 million during the period from December 31, 2021 through September 30, 2022, primarily due to increases in MBS of $1.2 billion and MSRs of $1.0 billion, partially offset by a decrease of $1.9 billion in Loans acquired for sale at fair value and $335.7 million in Deposits securing credit risk transfer arrangements pledged to creditors and Loans at fair value of $45.8 million.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Correspondent loan purchases:
Government-sponsored entity eligible (1)	$10,329,858	$29,590,782	$30,956,741	$96,012,537
Government-insured or guaranteed - for sale to PLS	12,454,277	16,128,254	36,425,554	51,343,908
Jumbo loans	1,317	—	5,029	—
Advances to home equity lines of credit	15	25	112	81
	$22,785,467	$45,719,061	$67,387,436	$147,356,526

(1)

Government-sponsored entity eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its Government-sponsored entity eligible loan production to other investors.

During the quarter and nine months ended September 30, 2022, we purchased for sale $22.8 billion and $67.4 billion, respectively, in fair value of correspondent production loans as compared to $45.7 billion and $147.4 billion during the quarter and nine months ended September 30, 2021, respectively. The decrease in loan production reflects the effect of decreased loan demand as a result of the increasing interest rate environment during the quarter and nine months ended September 30, 2022, as compared to the same periods in 2021.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Mortgage-backed securities (net of sales)	$354,015	$249,234	$2,035,065	$631,430
Loans secured by investment properties, net of associated asset-backed financing	—	19,203	23,485	28,815
Mortgage servicing rights received in loan sales	178,001	424,912	543,255	1,245,546
Excess servicing spread received pursuant to a recapture agreement	—	—	—	557
	$532,016	$693,349	$2,601,805	$1,906,348

Our acquisitions during the quarters and nine months ended September 30, 2022 and 2021 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2022				December 31, 2021
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,682,214	$4,146,875	10.6	3.3%	$2,666,768	$2,649,238	8.6	2.2%
Subordinate credit-linked securities	176,105	184,620	7.0	9.5%	—	—
Senior non-Agency securities	21,969	28,414	14.5	2.5%	—	—
	$3,880,288	$4,359,909			$2,666,768	$2,649,238

CRT Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	September 30, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(130,121)	$(26,837)
CRT derivatives	(22,475)	18,964
	(152,596)	(7,873)
Deposits securing CRT arrangements	1,369,236	1,704,911
Interest-only security payable at fair value	(21,186)	(10,593)
	$1,195,454	$1,686,445
UPB of loans subject to credit guarantee obligations	$25,265,401	$30,808,907

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2022:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Liquidation defaults:
Balances	$—	$2.5	$53.8	$151.8	$111.0	$55.1	$374.2
Losses	$—	$0.1	$5.2	$18.6	$11.4	$6.3	$41.6
Modifications:
Balances	$62.1	$508.0	$267.1	$—	$—	$—	$837.2
Losses	$0.4	$5.0	$4.4	$—	$—	$—	$9.8

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,077	$1,811	$292	$338	$324	$74	$3,916
25 - 30%	834	1,505	254	308	294	75	3,270
30 - 35%	914	1,807	349	410	374	103	3,957
35 - 40%	892	2,063	480	489	417	122	4,463
40 - 45%	881	2,439	679	682	570	188	5,439
>45%	573	1,992	888	449	195	123	4,220
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Weighted average	33.4%	35.6%	38.6%	36.5%	35.0%	31.4%	35.4%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$33	$154	$56	$32	$20	$12	$307
650 - 699	250	1,019	581	408	265	136	2,659
700 - 749	1,217	3,355	1,036	912	690	210	7,420
750 or greater	3,663	7,058	1,261	1,319	1,199	327	14,827
Not available	8	31	8	5	—	—	52
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Weighted average	764	753	736	744	751	742	752

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,433	$4,188	$988	$864	$880	$275	$9,628
80-85%	869	2,259	724	763	587	182	5,384
85-90%	339	654	127	139	119	39	1,417
90-95%	473	1,222	324	328	241	74	2,662
95-100%	1,057	3,294	779	582	347	115	6,174
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Weighted average	80.7%	83.1%	83.0%	82.5%	80.7%	81.0%	82.2%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,758	$10,863	$2,840	$2,653	$2,170	$684	$23,968
80-85%	330	569	71	17	3	1	991
85-90%	66	150	22	4	1	—	243
90-95%	15	28	5	1	—	—	49
95-100%	1	5	2	1	—	—	9
>100%	1	2	2	—	—	—	5
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Weighted average	65.6%	65.2%	61.6%	56.6%	51.2%	48.2%	62.3%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$520	$1,093	$337	$279	$409	$124	$2,762
FL	571	1,116	363	284	237	62	2,633
TX	623	1,013	240	232	277	106	2,491
VA	273	524	110	125	152	65	1,249
MD	201	478	136	151	142	38	1,146
Other	2,983	7,393	1,756	1,605	957	290	14,984
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$475	$1,420	$351	$384	$275	$101	$3,006
Southeast	1,767	4,022	1,057	922	690	214	8,672
Midwest	486	1,246	256	256	198	49	2,491
Southwest	1,362	2,592	569	528	413	144	5,608
West	1,081	2,337	709	586	598	177	5,488
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$5,150	$11,513	$2,878	$2,650	$2,163	$681	$25,035
90 - 179 Days	9	43	22	15	7	4	100
180+ Days	11	51	34	10	4	—	110
Foreclosure	1	10	8	1	—	—	20
	$5,171	$11,617	$2,942	$2,676	$2,174	$685	$25,265
Bankruptcy	$2	$20	$14	$8	$9	$2	$55

Cash Flows

Our cash flows for the nine months ended September 30, 2022 and 2021 are summarized below:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating activities	$1,275,504	$(2,714,874)
Investing activities	(1,342,701)	1,095,439
Financing activities	67,145	1,693,472
Net cash flows	$(52)	$74,037

Our cash flows resulted in a net decrease in cash of $52,000 during the nine months ended September 30, 2022, as discussed below.

Operating activities

Cash provided by operating activities totaled $1.3 billion during the nine months ended September 30, 2022, as compared to cash used in our operating activities of $2.7 billion during the nine months ended September 30, 2021. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,011,398	$(2,568,648)
Other	264,106	(146,226)
	$1,275,504	$(2,714,874)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale decreased during the nine months ended September 30, 2022, as compared to the same period in 2021.

Investing activities

Net cash used in our investing activities was $1.3 billion for the nine months ended September 30, 2022, as compared to net cash provided by our investing activities of $1.1 billion for the nine months ended September 30, 2021, primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets partially offset by repayments from our investments in CRT arrangements and decreases in margin deposits.

Financing activities

Net cash provided by our financing activities was $67.1 million for the nine months ended September 30, 2022, as compared to net cash provided by our financing activities of $1.7 billion for the nine months ended September 30, 2021. This change reflects the relative stability in the level of our investments during the nine months ended September 30, 2022, as compared to the growth experienced during the nine months ended September 30, 2021.

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

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets, net	MSRs (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$3,841,921	$2,156,423	$67,755	$58,697	$285,000	$—	$6,409,796
Mortgage loan participation purchase and sale agreements	—	16,999	—	—	—	—	16,999
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	847,099	1,982,061	—	2,829,160
Asset-backed financings at fair value	—	—	1,424,473	—	—	—	1,424,473
Interest-only security payable	—	—	—	21,186	—	—	21,186
Total secured borrowings	$3,841,921	$2,173,422	$1,492,228	$926,982	$2,267,061	$—	$10,701,614
Exchangeable senior notes							545,521
Total borrowings	$3,841,921	$2,173,422	$1,492,228	$926,982	$2,267,061	$—	11,247,135
Shareholders' equity							2,017,331
Total financing							13,264,466

Net assets pledged to secure financing	$3,880,288	$2,244,860	$1,519,154	$1,369,961	$3,928,812	$3,706	12,946,781
Debt-to-equity ratio:
Excluding non-recourse debt							4.9:1
Total							5.6:1

(1)	Amounts pledged to secure financing include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2022	2021	2022	2021
	(in thousands)
Average balance outstanding	$5,789,433	$6,796,525	$5,363,690	$6,177,250
Maximum daily balance outstanding	$6,649,005	$7,776,643	$8,395,930	$8,725,300
Ending balance			$6,409,796	$7,025,147

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.1 billion at September 30, 2022.

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

Many of our debt financing agreements contain a condition precedent to obtaining additional funding that requires us to maintain positive net income for at least one (1) of the previous two consecutive quarters, or other similar measures. For the most recent fiscal quarter the Company compliant with all such conditions. However, we may be required to obtain waivers from certain lenders in the future if this condition precedent is not met.

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

We believe that we are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we were in compliance with the Agencies’ revised requirements as of September 30, 2022.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2022, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between September 30, 2022 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2022:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$74,485
Barclays Capital Inc.	62,112
Citibank, N.A.	36,134
JPMorgan Chase & Co.	26,163
Morgan Stanley Bank, N.A.	21,009
RBC Capital Markets, L.P.	13,272
Credit Suisse First Boston Mortgage Capital LLC	10,133
Daiwa Capital Markets America Inc.	8,163
Amherst Pierpont Securities LLC	6,699
BNP Paribas Corporate & Institutional Banking	5,435
Goldman Sachs & Co. LLC	2,802
Wells Fargo Securities, LLC	2,776
Nomura Holding INC	1,479
$270,662

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

Mortgage-Backed Securities at Fair Value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2022, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$369,503	$151,599	$101,803	$(102,496)	$(153,268)	$(397,338)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2022, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Prepayment speed	$225,792	$109,206	$53,727	$(52,061)	$(102,534)	$(199,013)
Pricing spread	$222,390	$108,274	$53,432	$(52,072)	$(102,830)	$(200,581)
Annual per-loan cost of servicing	$80,303	$40,152	$20,076	$(20,076)	$(40,152)	$(80,303)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$45,923	$22,603	$11,245	$(10,886)	$(21,669)	$(42,687)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(129,838)	$(73,035)	$(31,570)	$24,717	$44,669	$60,649

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company. As of September 30, 2022, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2022.

Stock Repurchase Program

The following table provides information about our repurchases of common shares of beneficial interest (“common shares”) during the quarter ended September 30, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
July 1, 2022 – July 31, 2022	510	$14.32	510	$21,702
August 1, 2022 – August 31, 2022	24	$14.79	24	$21,347
September 1, 2022 – September 30, 2022	453	$12.89	453	$15,507

(1)

On June 11, 2021, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $300 million to $400 million. Under the repurchase program, as amended, the Company may repurchase up to $400 million of its outstanding common shares.

On October 24, 2022, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $400 million to $500 million (the “stock repurchase program”). The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

10.1

Amendment No. 2 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of September 28, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of October 1, 2022.

*

10.2

Joint Amendment No. 6 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of September 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Corp. and PennyMac Mortgage Investment Trust.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2022 and September 30, 2021, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and nine months ended September 30, 2022 and September 30, 2021, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 3, 2022	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)