Form 10-K
period 2022-12-31
PennyMac Mortgage Investment Trust
filed 2023-02-24
CIK 1464423

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of June 30, 2022, the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,249,688,052 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 22, 2023, there were 88,892,107 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2023 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2022

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in interest rates and other macroeconomic conditions;
•	our ability to comply with various federal, state and local laws and regulations that govern our business;
•	the impact to our CRT arrangements and agreements of increased borrower requests for forbearance under the Coronavirus Aid, Relief and Economic Security Act;
•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•	the degree and nature of our competition;
•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;
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

Our investment focus is on residential mortgage-backed securities (“MBS”) and mortgage-related assets that we create through our correspondent production activities. Correspondent production activities include purchasing, pooling and selling newly originated prime credit quality residential loans (“correspondent production”). Through our correspondent production activities, we create and hold mortgage servicing rights (“MSRs”), non-Agency MBS, credit risk transfer (“CRT”) agreements (“CRT Agreements”), and other CRT securities (together, “CRT arrangements”).

Our business includes four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate.

•	The credit sensitive strategies segment represents our investments in CRT arrangements, subordinate MBS, distressed loans and real estate.
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

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•	Our corporate segment includes management fee and corporate expense amounts and certain interest income.

Following is a summary of our segment results for the years presented:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net investment income:
Credit sensitive strategies	$(106,772)	$323,121	$(305,340)
Interest rate sensitive strategies	297,726	(204,665)	174,558
Correspondent production	111,078	298,925	597,222
Corporate	1,739	2,916	2,911
	$303,771	$420,297	$469,351
Pretax income:
Credit sensitive strategies	$(112,566)	$306,643	$(317,143)
Interest rate sensitive strategies	207,802	(290,065)	105,697
Correspondent production	27,557	86,936	344,639
Corporate	(59,706)	(58,853)	(53,463)
	$63,087	$44,661	$79,730
Total assets at year end:
Credit sensitive strategies	$1,614,977	$1,848,294	$2,920,558
Interest rate sensitive strategies	9,991,621	7,363,878	4,593,127
Correspondent production	1,936,797	4,325,750	3,781,010
Corporate	378,169	234,786	197,316
	$13,921,564	$13,772,708	$11,492,011

In our correspondent production segment, we purchase Agency-eligible and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for loans that are eligible for sale to the Agencies under their guidelines. We then either:

•

sell Agency-eligible loans meeting the guidelines of the government-sponsored entities eligibility of loans for sale to Fannie Mae or Freddie Mac (“GSEs-Eligible Loans”) on a servicing-retained basis whereby we retain the related MSRs;

•

sell government loans (insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture) and certain GSEs-Eligible Loans on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer, for which we earn sourcing fees as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report;

•	create and issue structured MBS, retain a portion of the subordinate securities and sell the remaining senior MBS to nonaffiliates; or
•	sell loans with certain specified characteristics to banks or other investors, generally on a servicing retained basis.

Our correspondent production segment involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. During 2022, we were the largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance. As of December 31, 2022, we had 722 approved sellers with delegated underwriting authority, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Correspondent loan purchases at fair value:
GSEs-Eligible Loans (1)	$41,575,252	$113,667,618	$106,472,654
Held for sale to PLS ‒ Government insured or guaranteed (2)	46,562,853	67,702,945	63,574,547
Jumbo	5,029	—	—
Home equity lines of credit	132	—	2,569
	$88,143,266	$181,370,563	$170,049,770
Interest rate lock commitments issued	$91,031,903	$172,953,139	$185,414,040
Fair value of loans at year end pending sale to:
Nonaffiliates	$1,662,262	$3,856,030	$3,085,910
PLS	159,671	314,995	460,414
	$1,821,933	$4,171,025	$3,546,324
Number of approved sellers at year-end (2)	722	768	714

(1)	The Company sells or finances a portion of its GSEs-Eligible Loans production to or with other investors, including PLS.
(2)	Includes only sellers with delegated underwriting authority.

The sale of loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs, CRT arrangements and subordinate non-Agency MBS which are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$39,077,156	$110,919,477	$106,306,805
To PennyMac Financial Services, Inc.	50,575,617	67,851,630	63,618,185
	$89,652,773	$178,771,107	$169,924,990
Net gains on loans acquired for sale	$25,692	$87,273	$379,922
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$670,343	$1,484,629	$1,158,475
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	23,485	42,256	—
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties held in consolidated variable interest entities	—	28,815	—
Investments in CRT arrangements:
Deposits securing CRT arrangements	—	—	1,700,000
Recognition of firm commitment to purchase CRT securities (1)	—	—	(38,161)
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	—	—	(1,502,203)
Total investments in CRT arrangements	—	—	159,636
Total investments resulting from correspondent activities	$693,828	$1,555,700	$1,318,111

(1)	Initial recognition of firm commitment upon sale of loans.

We also invest in MBS and have historically invested in ESS on MSRs acquired by PLS and distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)). We have liquidated our investment in ESS and substantially liquidated our investment in distressed mortgage assets.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
MBS, net of sales	$2,638,267	$932,270	$352,307
ESS, net of sale	—	(129,304)	2,093
	$2,638,267	$802,966	$354,400

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2022	2021	2020
	(in thousands)
Credit sensitive assets:
CRT arrangements, net (1)	$1,144,078	$1,686,445	$2,617,509
Subordinate credit-linked mortgage-backed securities	177,898	—	—
Subordinate interests in loans held in VIEs, net of associated asset-backed financings	84,044	85,266	8,981
Distressed loans at fair value	3,457	4,161	8,027
Real estate acquired in settlement of loans	7,734	14,382	28,709
Other (2)	2,424	4,229	6,576
	1,419,635	1,794,483	2,669,802
Interest rate sensitive assets:
Mortgage-backed securities	4,284,703	2,666,768	2,213,922
Mortgage servicing rights at fair value	4,012,737	2,892,855	1,755,236
Excess servicing spread	—	—	131,750
Net interest rate lock commitments	(478)	2,451	72,386
Net interest rate hedges (3)	77,483	(2,546)	(123,490)
	8,374,445	5,559,528	4,049,804
	$9,794,080	$7,354,011	$6,719,606

(1)	Investments in CRT arrangements include deposits securing CRT arrangements, CRT strips, CRT derivatives and an interest-only security payable.
(2)	Comprised of home equity lines of credit and a small balance commercial loan.
(3)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitments (“IRLCs”) and CRT derivatives.

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

•	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•	No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”); and
•	With the exception of real estate and housing, no single industry shall represent more than 20% of the investments or total risk exposure in our portfolio.

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

Competition

In our correspondent production activities, we compete with large financial institutions, the government-sponsored enterprise cash windows and other independent residential loan producers and servicers such as Mr. Cooper, Rithm Capital Corp., Truist Financial, Western Alliance Bank and Ocwen Financial. We compete on the basis of product offerings, technical knowledge, loan quality, speed of execution, rate and fees.

In the acquisition of mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities such as Chimera Investment Corporation, Invesco Mortgage Capital Inc., Rithm Capital Corp., MFA Financial, Inc., New York Mortgage Trust, Redwood Trust Inc. and Two Harbors Investment Corp., which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase.

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

Because the availability of mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of assets or adversely influence our ability to bid for such assets at levels that allow us to acquire the assets.

To address this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect this relationship to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS servicing expertise provides us with a competitive advantage over other companies with a similar focus. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competition and other risks that we face.

Cyclicality and Seasonality

The demand for loan originations is affected by consumer demand for home loans. Demand for home loans generally comes from the demand for loans made to finance the purchase of homes and the demand for loans made to refinance existing loans.

The demand for loans made to finance the purchase of homes is most significantly influenced by the overall strength of the economy, housing prices and availability and societal factors such as household formation and government support for home ownership.

The demand for loans made to refinance existing loans is most significantly influenced by movements in interest rates and to a lesser extent, to changes in property values and employment.

Our Financing Activities

Following is a summary of our financing, including borrowings and the assets pledged to secure those borrowings as of December 31, 2022:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	MSRs (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,250,638	$1,678,554	$64,501	$237,835	$385,000	$—	$6,616,528
Mortgage loan participation purchase and sale agreements	—	—	—	—	—	—	—
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	591,027	2,213,001	—	2,804,028
Asset-backed financings at fair value	—	—	1,414,955	—	—	—	1,414,955
Interest-only security payable	—	—	—	21,925	—	—	21,925
Total secured borrowings	4,250,638	1,678,554	1,479,456	850,787	2,598,001	—	10,857,436
Exchangeable senior notes							546,254
Total borrowings	$4,250,638	$1,678,554	$1,479,456	$850,787	$2,598,001	$—	11,403,690
Shareholders' equity							1,962,815
Total financing							$13,366,505

Assets pledged to secure borrowings	$4,462,601	$1,801,368	$1,510,148	$1,326,556	$4,063,708	$3,297	$13,167,678
Debt-to-equity ratio:
Excluding non-recourse debt							5.1:1
Total							5.8:1

(1)	Amounts pledged to secure borrowings include pledged servicing advances.

Debt

Our current debt financing strategy is to finance our assets in such a way as to match the term of the liabilities used to finance them to the expected life of the underlying assets where we believe such borrowing is prudent, appropriate and available. Our borrowings are primarily collateralized borrowings in the form of sales of assets under agreements to repurchase, loan and security agreements, and loan participation purchase and sale agreements. We supplement these borrowings with long-term securitized notes, including secured term financing for our MSRs and our CRT arrangements.

Terms of our borrowings are summarized in Notes 14 and 15 to our consolidated financial statements included in this Report. A significant portion of our balance sheet is comprised of longer-lived assets - such as MSRs, servicing advances, CRT arrangements and distressed loans - that have historically been less liquid, and more difficult to finance than our newly originated mortgage loans and MBS. As a result, we have historically relied on shorter-term financing arrangements, primarily sales of the assets under agreements to repurchase, to finance our longer-lived assets. As we have grown, our ability to finance more of our assets under longer term arrangements that more closely align the term of the borrowings with the expected life of the corresponding assets, on terms that are economically viable for us, has increased.

Following is a summary of the types of debt we use to finance our investing and operating activities:

Short-term debt

Sales of assets under agreements to repurchase

Our largest source of debt financing is the sale of assets under agreements to repurchase. Under these agreements, we sell assets or participation certificates to a lender under a commitment to repurchase the asset or participation certificate within a specified period - generally ranging from 30 to 90 days for MBS and CRT assets, 60 to 120 days for mortgage loans and two to five years for participation certificates secured by MSRs.

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

Loan and security agreements

We finance our MSRs related to mortgage loans pooled into Freddie Mac securities using a loan and security agreement or similar credit agreements with terms to maturity of two years from their original effective dates.  Under the agreements, we borrow amounts collateralized by the MSRs, the fair value of which is determined by the lender or a third-party agent, on a monthly basis, or at the discretion of the lender. The lender makes available both committed and uncommitted amounts, with the maximum maturity of borrowed balances not to exceed the maturity of the agreements.

The agreements include provisions that require us to maintain our borrowings at a level not to exceed a specified percentage of the fair value of the MSRs pledged to secure the borrowings. As a result, we are subject to margin calls during the period if any amount is outstanding under the agreements. We are exposed to loss in the event the lender makes a margin call to us and we are unable to fund the margin call. In such a circumstance, the lender is contractually allowed to liquidate any portion of the MSRs securing the agreements and pursue repayment from us for any balance not satisfied through their subsequent sale of the MSRs.

Long-term debt

Notes payable secured by CRT arrangements and MSRs

Our notes payable secured by CRT arrangements and MSRs represent long-term financing of our CRT and MSR assets and include:

•

$1.1 billion in secured term notes issued to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”).  The term notes are secured by MSRs on Fannie Mae loans that are pledged to a subsidiary trust that has also issued variable funding notes (“VFNs”) that may be financed with certain lenders in the form of sales of assets under agreements to repurchase. VFNs are typically used to finance a portion of the fair value of MSRs held by the subsidiary trust in excess of the fair value required to collateralize the secured term notes. The term notes include margin call provisions that require us to maintain a certain advance rate based on the fair value of the underlying MSRs. As the fair value of MSRs is subject to periodic fluctuation, we are required to either pledge additional MSRs or cash to the subsidiary trust when the fair value of the MSRs decreases even though the borrowings have a long-term maturity.

•	$1.1 billion in various credit agreements secured by Freddie Mac MSRs

•

$593 million of term notes secured by our investment in CRT assets issued to qualified institutional buyers under Rule 144A of the Securities Act. These term notes do not include margin call provisions. However, these term notes must be repaid based on the amortization of the CRT assets that collateralize them. These term notes have maturities ranging from March 2023 through October 2024. A portion of these term notes have terms that provide for optional extensions of two years under conditions provided in the respective agreements.

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

Because we hold substantially all of the subordinate securities created in these transactions and we or PLS service the underlying loans, we include the assets of the issuing trust on our consolidated balance sheet, primarily in Loans at fair value. We also include the securities issued to nonaffiliates by the issuing trusts as Asset-backed financings at Fair Value on our consolidated balance sheet.

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

Exchangeable senior notes

We have $210 million in outstanding exchangeable senior notes due to mature on November 1, 2024, and $345 million in outstanding exchangeable senior notes due on mature on March 15, 2026. The exchangeable senior notes are unsecured obligations.  The exchangeable senior notes are exchangeable into 40.101 PMT common shares per $1,000 principal amount for the notes maturing on November 1, 2024 and 46.1063 PMT common shares per $1,000 principal amount for the notes maturing on March 15, 2026, subject to adjustment upon the occurrence of certain events. The exchangeable senior notes bear interest at 5.50%.

Equity

Our shareholders’ equity includes both common and cumulative preferred shares, partially offset by our accumulated deficit as summarized below:

	December 31,
	2022	2021	2020
	(in thousands)
Paid-in capital
Preferred shares	$541,482	$541,482	$299,707
Common shares	1,948,155	2,082,706	2,097,886
	2,489,637	2,624,188	2,397,593
Accumulated deficit	(526,822)	(256,670)	(100,734)
	$1,962,815	$2,367,518	$2,296,859

We actively manage our equity financing and endeavor to obtain an equity structure that optimizes the returns to our common shareholders. This approach to managing our equity includes supplementing our common shares with issuances of preferred shares and common share repurchase activities. At December 31, 2022, we had $200 million of common shares available for issuance under our at-the-market equity offering program and $101.3 million authorized for share repurchases.

Following is a summary of our offerings and repurchases of common shares:

Year ended December 31,	Share offerings	Share repurchases
	(in thousands)
2022	$—	$87,992
2021	$—	$56,855
2020	$5,597	$37,267

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

As a REIT, we face limits on our ability to finance our operations and investments with retained earnings, as we are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code of 1986 (the “Internal Revenue Code”). To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we are subject to U.S. federal corporate income tax on our undistributed taxable income. We establish the level of our periodic common share distributions based on this requirement as well as our earnings, our financial condition and such other factors as our board of trustees may deem relevant from time to time.

Operating and Regulatory Structure

Taxation – REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Section 1A. of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 20% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

The dividends paid deduction of a REIT for qualifying dividends to its shareholders is computed using our taxable income as opposed to net income reported on our financial statements. Taxable income generally differs from net income reported on our financial statements because the determination of taxable income is based on tax laws and regulations and not financial accounting principles.

Compliance and Regulation

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that we believe are competitive with those charged by other primary servicers and specialty servicers. PLS acted as the servicer for loans with an unpaid principal balance totaling approximately $551.7 billion, of which $233.6 billion was subserviced for us as of December 31, 2022.

Human Capital Resources

All of our senior officers are employees of PFSI or its affiliates and we have no employees. Our long-term growth and success is highly dependent upon PFSI’s employees and PFSI’s ability to maintain a diverse, equitable and inclusive workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, PFSI strives to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

PFSI had approximately 4,000 domestic employees as of the end of fiscal year 2022. In addition, as of the end of fiscal year 2022, PFSI’s workforce was 49.9% female and 50.1% male, and the ethnicity of PFSI’s workforce was 44.4% White, 22.6% Hispanic or Latino, 14.3% Black or African American, 14.2% Asian and 4.5% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, Two or More Races, and Not Specified as defined in its EE0-1 Report filed with the Department of Labor).

Employee Retention and Development

We and PFSI believe in attracting, developing and engaging the best talent, while providing a supportive work environment that prioritizes the health and safety of all. Talent development is a critical component of our and PFSI’s experience and ensures that employees have career growth opportunities, including establishing development networks and relationships and fostering continued growth and learning. Employees receive regular business and compliance training to help further enhance their career development objectives. PFSI also actively manages enterprise-wide and divisional mentoring programs and has partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance employee productivity.

Compensation and Succession Planning

Our and PFSI’s compensation programs are designed to motivate and reward employees who possess the necessary skills to support our business strategy and create long-term value for our shareholders. PFSI compensation may include base salary, annual cash incentives, and long-term equity incentives, as well as life insurance and 401(k) plan matching contributions.  PFSI also offers a comprehensive selection of health and welfare benefits to its employees including emotional well-being support and paid parental leave programs. Succession planning is also critical to our operations and we have established ongoing evaluations of our leadership depth and succession capabilities.

Diversity, Equity and Inclusion

We and PFSI believe that building a diverse, equitable and inclusive, high-performing workforce where PFSI’s employees bring varied perspectives and experiences to work every day creates a positive influence in PFSI’s workplace, community and business operations. Our Board of Trustees, our Nominating and Corporate Governance Committee, our Compensation Committee, and our Risk Committee provide regular oversight of our and PFSI’s corporate sustainability program, including our diversity, equity and inclusion programs and initiatives. We and PFSI are also taking proactive measures to strategically and sustainably advance equity in the workplace through Business Resource Groups (“BRGs”), a diversity hiring initiative, mentorship programs, and external partnerships with organizations such as the Mortgage Bankers Association and the National Association of Minority Mortgage Bankers of America. We and PFSI also established leadership goals and created customized initiatives that focus on PFSI’s continued effort to increase the number of women and underrepresented minorities in management positions throughout the company and its business divisions. As it relates to PFSI’s inclusive culture, PFSI established the following BRGs to emphasize career growth, networking, and learning opportunities for employees and allies with shared backgrounds and experiences: the BOLD BRG (for Black and African American employees and allies), the HOLA BRG (for Hispanic, Latino and Latinx employees and allies), the

InspirASIAN BRG (for Asian American and Pacific Islander employees and allies), the Pennymac PRIDE BRG (for LGBTQIA employees and allies), the SERVE BRG (for veteran and military family employees and allies), and the wEMRG BRG (for women employees and allies). We and PFSI also foster a more inclusive culture through a variety of initiatives, including corporate training, special events, community outreach and corporate philanthropy.

Community Involvement

PFSI has a corporate philanthropy program that is governed by a philosophy of giving that prioritizes the support of causes and issues that are important in our local communities, and drives a culture of employee engagement and collaboration throughout our and PFSI’s organization. We and PFSI are committed to empowering our employees to be a positive influence in the communities where we live and serve, and believe that this commitment supports our efforts to attract and engage employees and improve retention. PFSI’s philanthropy program consists of three key components: an employee matching gift program, a charitable grants program and a corporate sponsorship program. PFSI’s five philanthropic focus areas are: community development and equitable housing, financial literacy and economic inclusion, human and social services, health and medical research, and environmental sustainability. PFSI has established a separate donor advised fund to facilitate donations to various local and national charitable organizations and has provided funding to several charitable organizations located near our office sites and national organizations that support missions such as sustainable homeownership, mortgage and rental assistance, food insecurity, disaster recovery, family and child advocacy, and community empowerment.  We and PFSI also manage our environmental impact by focusing on improving our waste reduction, energy efficiency and water conservation.

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

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

•	Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our investments.
•	Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.
•	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
•

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

•

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

•

Our or PLS’ inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation

•

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and adversely affect our ability to incur additional debt to fund future needs.

•	We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.
•	We may not be able to raise the debt or equity capital required to finance our assets or grow our business.
•	Our business, financial condition, liquidity and results of operations may be adversely affected by the long term impact of the COVID-19 pandemic.
•	Our correspondent production activities could subject us to increased risk of loss.
•

The success and growth of our correspondent production activities will depend, in part, upon PLS’ ability to adapt to and implement technological changes and to successfully develop, implement and protect its proprietary technology.

•	Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.
•	We are not an approved Ginnie Mae issuer and an increase in the percentage of government loans we acquire could be detrimental to our results of operations.
•	Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.
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

•

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business.

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

•	Our and our Manager’s risk management efforts may not be effective.
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

Interest rates are highly sensitive to many factors, including United States monetary policies, domestic and international economic and political considerations and other macroeconomic conditions such as inflation fluctuations, consumer confidence and demand. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as any derivative financial instruments that we utilize for hedging purposes. In addition, interest rates and the liquidity of the MBS market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. An increase in interest rates in 2022 negatively impacted our loan production volumes, and further increases in interest rates could further materially and adversely affect our correspondent production activities.

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may result in a margin call and require us to post additional collateral, affect borrower default rates and impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs. Any such scenario could materially and adversely affect us.

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. The long term impact of the COVID-19 pandemic, a weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations and that we will incur losses on our investments in the event of a default on a particular investment because the fair value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. These factors may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage, real estate and financial markets and the economy generally. Continuing concerns over factors including the long term impact of the COVID-19 pandemic, inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, climate change, the availability and cost of credit and the mortgage and real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. Mortgage markets may be affected by changes in the lending landscape, defaults, credit losses and liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. In addition, interest rates and the liquidity of the MBS market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding interest rate lock commitments (“IRLCs”) without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we could be required to hold a larger inventory of loans than we have committed facilities to fund, or we may be required to repay a portion of the debt secured by these assets, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. PLS and the service providers it uses, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements. Our failure or the failure of PLS to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, our failure or the failure of PLS to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations.

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

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers with which we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain lenders, if they are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

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

Federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses and the availability of mortgage financing. To the extent that the current government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. To the extent any such state regulators impose new minimum net worth, capital ratio and liquidity standards that are overly burdensome, such actions may have a material adverse effect on our business, financial condition, liquidity and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors (“CSBS”) have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. For example, on July 26, 2021, the CSBS released model state regulatory prudential standards for state oversight of nonbank mortgage servicers. The model CSBS prudential standards include revised minimum net worth, capital ratio and liquidity standards similar to current Federal Housing Finance Agency (“FHFA”) requirements and require servicers to maintain sufficient allowable assets to cover normal operating expenses in addition to the amounts required for servicing expenses.  In addition, on August 17, 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that will go into effect in 2023 and 2024. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition, liquidity and results of operations.

New CFPB and state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

The CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The current CFPB administration has stated its intention to aggressively supervise, investigate and, where it deems appropriate, bring enforcement actions against lenders and servicers the CFPB believes are engaged in activities that violate federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs in their current form, including a proposal by the prior federal administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, including the current federal administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. In addition, under certain Agency capital rules, loans sourced from loan aggregators, such as ourselves, have higher capital requirements and we may incur higher Agency fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by third party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, PLS is licensed in all state jurisdictions, and for those activities, where it is required to be licensed and believes it is cost effective and appropriate to become licensed.

Our failure or the failure by PLS to maintain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in litigation or civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We and PLS are also required to hold the Agency approvals in order to sell loans to the Agencies and service such loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

We and PLS are subject to periodic examinations by federal, state and Agency auditors and regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.

Our or PLS’ inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We and our servicer are subject to minimum financial eligibility requirements established by the Agencies, as applicable. For example, on August 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that will go into effect in 2023 and 2024. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

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

As of December 31, 2022, we had $11.4 billion of total indebtedness outstanding (approximately $10.9 billion of which was secured) and up to $5.0 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

•

require us to dedicate a substantial portion of cash flow from operations and investments to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, investments and other general corporate purposes;

•

make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the agreements governing our other indebtedness which, if not cured or waived, could result in accelerated repayment of our indebtedness;

•	subject us to increased sensitivity to interest rate increases;
•	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic events, including the COVID-19 pandemic and climate change;

•	reduce our flexibility in planning for or responding to changing business, industry and economic conditions or restrict our ability to carry on business activity; and/or
•	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Specifically, we have financed certain of our investments through repurchase agreements, pursuant to which we may sell securities or loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. CRT investments have been financed through term notes and repurchase agreements. Unlike MBS and other investments, we finance under repurchase agreements, our CRT investments are generally more illiquid and subject to greater fluctuations in fair value and the term notes we issue to finance these assets may not be callable and may otherwise prohibit the disposition of the assets securing the financing.

We also currently finance certain of our MSRs under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under loan and security agreements, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PennyMac Corp. (“PMC”). A decrease in the fair value of the pledged collateral can result in a margin call. Any such margin call may require that we liquidate assets at a disadvantageous time or provide that the secured parties may sell the collateral, either of which could result in significant losses to us. Each of the secured financing arrangements pursuant to which we finance MSRs is further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Any extinguishment of our and the secured parties’ rights in the related collateral could result in significant losses to us.

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

We may not be able to raise the debt or equity capital required to finance our assets or grow our business.

We require continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including MSRs, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for MSRs could require us to seek equity capital that may be more costly or unavailable to us.

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

Our business, financial condition, liquidity and results of operations may be adversely affected by the long term impact of the COVID-19 pandemic.

The COVID-19 pandemic, inclusive of any variants, has created unprecedented economic, financial and public health disruptions that may continue to adversely affect our business, financial condition, liquidity and results of operations. The extent to which COVID-19 continues to affect our business, financial condition, liquidity and results of operations will depend on future developments, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

The federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the long term impact of the COVID-19 pandemic. As a result of the CARES Act and other forbearance requirements, we may experience delinquencies in our servicing portfolio that require us to finance advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. The CARES Act and other forbearance requirements have reduced our servicing fee income and increased our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the long term impact of the COVID-19 pandemic. Future servicing advances will be driven by a number of factors, including: the number of borrower delinquencies, including those resulting from payment forbearance; the length of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the long term impact of the COVID-19 pandemic. As of December 31, 2022, 0.3% of loans in our MSR portfolio were in forbearance plans and delinquent, resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies. Servicing advances resulting from the COVID-19 pandemic could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

The CARES Act and other forbearance requirements have negatively impacted the fair value of our servicing assets and further market volatility or economic weakness may result in additional reductions in the value of our servicing assets and make it increasingly difficult to optimize our hedging activities. Our liquidity and/or regulatory capital could also be adversely impacted by volatility and disruptions in the capital and credit markets. If we fail to meet or satisfy any of the covenants in our financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

We may have difficulty accessing debt and equity capital on attractive terms, or at all, as a result of the impact of the COVID-19 pandemic, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis. This includes renewals of our existing credit facilities with our lenders who may be adversely impacted by the volatility and dislocations in the financial markets and may not be willing or able to continue to extend us credit on the same terms, or on favorable terms, or at all.

Our business could be disrupted if we or our Manager are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed or reinstituted on our employees or operations, including successfully operating our business from remote locations, ensuring the protection of our employees’ health and maintaining our information technology infrastructure.  Further, increased operational expenses to address these restrictions and widespread employee illnesses could negatively affect staffing within our various businesses and geographies.

Federal, state, and local executive, legislative and regulatory responses to the long term impact of the COVID-19 pandemic may be inconsistent and conflict in scope or application, and may be subject to change without advance notice. These regulatory responses may impose additional compliance obligations, and may extend existing CARES Act and other forbearance requirements. In addition, the CARES Act and other federal, state and local regulations are subject to interpretation given the existing ambiguities in the rules and regulations, which may result in future class action and other litigation risk.

The outcome of the COVID-19 related governmental measures are unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic. The final scope and duration of the COVID-19 pandemic and the efficacy of the extraordinary government measures put in place to address it are currently unknown. Even after the COVID-19 pandemic subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

The COVID-19 pandemic and the CARES Act have significantly increased the number of borrowers who were in forbearance whose loans are in our CRT arrangements which may result in future losses.

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance if they attest that they are directly or indirectly experiencing any financial hardship resulting from the COVID-19 pandemic. The CARES Act also precludes servicers from reporting borrowers subject to forbearance plans as delinquent to the credit reporting agencies even though the federally-backed loans may still be characterized as delinquent for the purposes of our CRT arrangements with Fannie Mae. Our CRT arrangements are structured such that we retain a portion of the credit risk and an interest-only ownership interest in the reference loans and, under certain of our CRT Agreements, may be required to realize losses in the event of a loan delinquency of 180 days or more even where there is ultimately no loss realized with respect to such loan (e.g., as a result of a borrower’s re-performance). CARES Act forbearance requests under our CRT arrangements may thus result in credit and fair value losses that require us to write down the value of the assets significantly. Further, in the event of a foreclosure, the proceeds upon the sale of such underlying real estate may not be sufficient to repay the borrower’s mortgage loan obligation, which could result in losses to our CRT arrangements and to us.

We are subject to risks associated with the discontinuation of LIBOR.

 One-week and two-month U.S. dollar LIBOR (and certain non-U.S. dollar LIBOR settings) were discontinued as of December 31, 2021, while the remaining non-U.S. dollar LIBOR settings ceased to be representative and thereafter began to be published only on a “synthetic basis”.  In addition, the UK Financial Conduct Authority (the “FCA”), which is the regulator of the LIBOR administrator, has announced that the principal U.S. dollar LIBOR tenors (overnight and one, three, six and 12 months) will cease to be published by any administrator or will no longer be representative as of June 30, 2023.  In addition, despite the expected publication of the principal U.S. dollar LIBOR settings through June 30, 2023, the FCA has prohibited the firms it regulates from using such settings in new contracts.

Accordingly, many LIBOR obligations have transitioned to another benchmark or will do so.  Different types of financial products have transitioned, or are expected to transition, to different benchmarks; and there is no assurance that any alternative benchmark will be the economic equivalent of any LIBOR setting.  For some existing LIBOR-based obligations, the contractual consequences of the discontinuation of LIBOR may not be clear.  Although the foregoing reflects the timing (or expected timing) of LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of LIBOR discontinuation.  Uncertainty as to the foregoing and the nature of alternative reference rates may adversely impact the availability and costs of borrowings.

The discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. The cost of borrowing under certain of our financing arrangements is based on LIBOR.  We also may hold assets and instruments used to hedge the value of certain assets with values or cash flows determined by reference to LIBOR. We expect to face challenges during the transition away from LIBOR for all of our LIBOR based financing arrangements regardless of whether their maturity dates (as applicable) fall before or after the discontinuation date after June 30, 2023. These challenges include, but are not limited to, amending agreements or instruments underlying our existing and/or new LIBOR-based assets, financing arrangements, securities and liabilities with appropriate fallback language in such a way as to ensure economic equivalence with our LIBOR-based assets, financing arrangements and securities prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the determination of fair value for certain of our assets and hedges using LIBOR as a benchmark rate or used to develop a market discount rate. In addition, the transition to using any new benchmark rate or other financial metric may require changes to existing transaction data, products, systems, models, operations and pricing processes.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  We may service LIBOR-based adjustable rate mortgages for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks.  We may also incorporate LIBOR base rates for financial planning and reporting in our financial models.

 In the United States, there have been efforts to identify alternative reference interest rates to replace United States Dollar LIBOR. The Alternative Reference Rates Committee has recommended that U.S. dollar LIBOR be replaced by rates based on the Secured Overnight Financing Rate (“SOFR”) plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. SOFR is intended to be a broad measure of the cost of borrowing funds overnight in transactions that are collateralized by U.S. Treasury securities. LIBOR is intended to be an unsecured rate that represents interbank funding costs for different short-term tenors and, other than its overnight setting, reflects expectations regarding future interest rates. Thus, LIBOR is generally intended to be sensitive to bank credit risk and to short-term interest rate expectations and SOFR is intended to be insensitive to credit risk and to risks related to interest rates other than overnight rates.  These fundamental differences between LIBOR and SOFR mean we are unable to clearly assess the risk of transitioning from LIBOR to SOFR for any of our LIBOR-based liabilities or assets.

Due to these risks, we expect that both the impending and actual discontinuation of LIBOR could affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their fair value. For the same reason, we also can provide no assurance that changes in the fair value of our hedge instruments will effectively offset changes in the fair value of the assets they are expected to hedge.  Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes. Our inability to manage these risks effectively may adversely affect our business, financial condition, liquidity and results of operations.

We are subject to market risk and declines in credit quality and changes in credit spreads, which may adversely affect investment income and cause realized and unrealized losses.

We are exposed to the credit markets and subject to the risk that we will incur losses due to adverse changes in credit spreads. Adverse changes to these spreads may occur due to changes in fiscal policy, the long term impact of the COVID-19 pandemic, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in our credit quality, credit quality related to specific issuers or specific industries, and a general weakening in the economy, all of which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e., increase or decrease) in response to the market’s changing perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by third party rating agencies. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on our investments.

A decline in credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. An increase in credit spreads could have an adverse effect on the fair value of our investment portfolio by decreasing the fair values of investments in our investment portfolio that are sensitive to changes in credit spreads. Any such scenario could materially and adversely affect us.

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

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions such as those resulting from the long term impact of the COVID-19 pandemic. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related liability or asset;
•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay; and
•	the federal tax regulations applicable to REITs limit our hedge activity outside of the TRS to hedging interest rate fluctuations with respect to debt used to acquire or carry real estate assets.

In addition, we may fail to recalculate, re‑adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. Further, a liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital expenditures by PLS. As these technological advancements increase in the future, PLS will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS to protect its technologies and such litigation is expected to be time consuming and result in substantial costs and diversion of PLS resources.

Any failure of PLS to develop, implement, execute or maintain its technological capabilities and any litigation costs associated with the protection of its technologies could adversely affect PLS and its ability to effectively perform its loan production and servicing activities on our behalf, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and an increase in the percentage of government loans we acquire could be detrimental to our results of operations.

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 53% of our purchases in fiscal year 2022. We are not approved as a Ginnie Mae issuer and rely on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion of government loans. Any significant increase in the percentage of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have previously entered into CRT arrangements with Fannie Mae, whereby we sell pools of loans into Fannie Mae guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our CRT-related investments subject us to credit risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, and exposes us to risk of loss greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, the long term impact of the COVID-19 pandemic, war or terrorist attack. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

Government-sponsored entities have wound down lender risk share transactions such as CRT investments since the end of 2020.  If we are unable to find a suitable alternative investment to investing in CRTs with similar returns, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

The FHFA instructed government-sponsored entities to gradually wind down lender risk share transactions such as CRT investments as of the end of 2020 and, accordingly, we are no longer creating new CRT arrangements. As of December 31, 2022, we continued to hold net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips, interest-only security payable) totaling $1.1 billion. If we are unable to find suitable alternative investments comparable to CRTs, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

A portion of our investments is in the form of loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We invest in residential loans that are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss. Our investments in loans also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) general and local economic conditions, including those resulting from the long term impact of the COVID-19 pandemic; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) increases in property taxes and operating expenses; (vi) changes in zoning laws; (vii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (viii) casualty or condemnation losses; (ix) uninsured damages from floods, earthquakes or other natural disasters; (x) limitations on and variations in rents; (xi) fluctuations in interest rates; (xii) fraud by borrowers, originators and/or sellers of loans; (xiii) undetected deficiencies and/or inaccuracies in underlying loan documentation and calculations; and (xiv) failure of the borrower to adequately maintain the property. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

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

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and loans that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf.  Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans as well as the long term impact of the COVID-19 pandemic. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs and assumptions used to determine MSR fair value. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant input to our cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge that would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners when we collect payments from the borrower. Our expectation of delinquencies is also a significant input underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and decline when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue, in a manner that is consistent with our qualification as a REIT, various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change. Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. For example, the CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the long term impact of the COVID-19 pandemic.

We are not independently capable of protecting our MSR assets from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance loans in our servicing portfolio that would otherwise be targeted by other lenders. PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to a tiered recapture fee based on the fair value of the MSRs relating to loans it refinances, There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets without offsetting compensation, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

PCM is authorized by our board of trustees to follow very broad investment policies and, therefore, it has great latitude in determining the types of assets that are proper investments for us, as well as in making individual investment decisions. In the future, PCM may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of trustees will periodically review our investment policies and our investment portfolio but will not review or approve each proposed investment by PCM unless it falls outside our investment policies or constitutes a related party transaction.

In conducting periodic reviews, our board of trustees will rely primarily on information provided to it by PCM. Furthermore, PCM may use complex strategies, and transactions entered into by PMT or by PCM on behalf of PMT may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We also may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than our current investments or the currently contemplated investments. Changes in our investment strategies and policies and targeted asset classes may expose us to new risks or increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, and this could materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

Investments in subordinate loans and subordinated or credit-linked MBS could subject us to increased risk of losses.

Our investments in subordinate loans or subordinate or credit-linked MBS could subject us to increased risk of losses. The contractual restrictions on transfer, risk retention requirements or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In the event a borrower defaults on a subordinate loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower on a subordinated loan becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan. If a borrower defaults on our loan or on its senior debt (i.e., a first-lien loan), or in the event of a borrower bankruptcy, our subordinate loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In general, losses on real estate assets securing a loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinate security holder and then by the “second loss” subordinate security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses.

If the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses. The fair value of subordinate loans or subordinate or credit-linked investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments.  In addition, interest rates and the liquidity of the MBS market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business. In addition, such adverse conditions and long term physical and environmental changes could impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, or directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Real estate value declines could also decrease the value supporting certain of our assets, such as CRTs and subordinate bonds, where we may provide a credit guaranty or otherwise be responsible for all or a portion of any credit losses. Upon the occurrence of a catastrophic event, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Catastrophic events may also be uninsurable or not economically insurable and might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

There is an increasing global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change may include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and these events could impact our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. There also is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to payment claims due to a deterioration in its financial condition or may even cancel policies due to increasing costs of providing insurance coverage in certain geographic areas. Further, numerous treaties, laws and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may impact the rates at which we obtain property insurance and result in increased operating costs, or impose substantial costs on our borrowers or affect their ability to obtain appropriate coverage at reasonable costs. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting.  Additionally, climate change concerns could result in transition risk. Changes in consumer preferences and additional legislation and regulatory requirements, including those associated with a transition to a low-carbon economy, could increase expenses or otherwise adversely impact our operations and business.

Many of our investments are unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we can provide no assurance that those ratings will not be downgraded.

Many of our current investments are not, and many of our future investments will not be, rated by any rating agency. Therefore, PCM’s assessment of the fair value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain; however, certain of our investments may be rated. If rating agencies assign a lower-than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the fair value of these investments could significantly decline, which would materially and adversely affect the fair value of our investment portfolio and could result in investment losses.

We may be materially and adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. Adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the fair value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Many of our investments are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Our investments in MSRs, CRT, and securities and loans held in consolidated variable interest entities may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of certain of our investments, including subordinate securities we are required to hold under applicable risk retention rules, may make it difficult for us to sell such investments if the need or desire arises, which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

Fair values of many of our investments are estimates and the realization of reduced values from our recorded estimates may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from the values we ultimately realize. Ultimate realization of the fair value of an asset depends to a great extent on economic and other conditions that change during the time period over which the investment is held and are beyond the control of PCM, us or our board of trustees. Further, for certain investments that are not actively traded, fair value is an estimate based on good faith judgment of the price at which an investment can be sold since transacted prices of investments can only be determined by negotiation between a willing buyer and seller.

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

Given the illiquidity and complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. If any third party information is intentionally or negligently misrepresented and such misrepresentation is not detected, then our model and data results could be materially impacted. Models and data are used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition, liquidity and results of operations.

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

Our counterparties may terminate our MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable servicing guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate certain of our MSRs if we fail to comply with applicable servicing guidelines.  If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition, liquidity and results of operations could be adversely affected.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. Federal, state or local regulatory actions may also result in an increase in the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Risks Related to Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM and PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS are terminated.

We are externally advised and managed by PCM, an affiliate of PFSI, and we also have other separate contract agreements with other PFSI affiliates, such as PLS, to provide various services. Under our management agreement, PCM makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services impact our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these contractual agreements because we have limited in-house capabilities and employees to perform the activities independently.

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

In addition, the terms of these agreements extend until June 30, 2025, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise not-renewed. See “Termination of our management agreement is difficult and costly” below.  If any agreement is terminated or not renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

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

Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders’ equity (as defined in our management agreement) each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM’s right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect the market price of our common shares and/or our ability to make distributions to our shareholders.

Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance on a rolling four quarter basis. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our net income may lead PCM to place undue emphasis on higher yielding investments and the maximization of short-term income at the expense of other criteria, such as preservation of capital, maintenance of sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative.

The servicing fee structure could create a conflict of interest.

For its services under our loan servicing agreement, PLS is entitled to servicing fees that we believe are competitive with those charged by other loan servicers and include fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO, as well as activity fees that generally are fixed dollar amounts. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

On our behalf, PLS may also refinance performing loans and originate new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, PLS is entitled to receive origination fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancing with a third party lender, either of which might give rise to a potential or perceived conflict of interest.

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

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted policies to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets. In addition, PCM and other entities or accounts that may be managed by PCM in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between activities of PFSI and the management of us, and the loss of the services of our Manager’s management team could adversely affect us.

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

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may give rise to reputational risk, we could significantly harm our business. Such issues include, but are not limited to, actual or perceived conflicts of interest and violations of legal or regulatory requirements. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business.

We may not adequately monitor and address potential conflicts between our interests and those of PFSI, PCM and PLS. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations. Reputational risk incurred in connection with conflicts of interest could negatively affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and employees and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations, assumptions as well as accounting rule misinterpretations could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

If PMC is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PMC was or is required to register as an investment company, PMC would be in breach of various representations and warranties contained in its financial arrangements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in a TRS may not represent more than 20% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation.

The percentage of our assets represented by a TRS and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

Currently, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of each quarter. We may potentially have to modify our activities or the capital structure of one or more TRSs to comply with this limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 20% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 20% of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

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

In addition, pursuant to the Tax Act, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC. The application of this rule may require the accrual of income with respect to loans, MBS, and other types of debt securities or interests in debt securities held by us, such as original issue discount or market discount, earlier than would be the case under other provisions of the Internal Revenue Code.

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

General Risks

Our and our Manager’s risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we and our Manager are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, climate risk and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We and our Manager also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our and our Manager’s risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our and our Manager’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation.  This framework includes divisions or groups dedicated to enterprise risk management, credit risk, climate risk, corporate sustainability and ESG, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our and our Manager’s employees, and the employees of our Manager’s subsidiaries, affiliates, contractors we use, or other third parties with whom we have relationships. For example, such employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or otherwise try to hide improper activities from us. This type of misconduct could also relate to our assets managed by PCM. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by our and our Manager’s employees and its subsidiaries, affiliates, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

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

Despite our Manager’s efforts to ensure the integrity of our systems and our investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with third party service providers. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

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

We may rely on additional common and preferred equity issuances to fund our business, which may rank senior and/or be dilutive to our current shareholders, or on forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.  For example, our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares. In addition, upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares.

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We also have an effective shelf registration statement allowing us to issue additional common shares and preferred shares, including, without limitation, common shares through our “at-the-market” equity program and, as of December 31, 2022, we have approximately $200 million of common shares available for issuance under that program.

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

There can be no assurance that we will be able to generate sufficient cash to pay our operating expenses and make distributions to our shareholders. For example, in the first, second and fourth quarters of fiscal year 2022, we reported net losses attributable to common shareholders of $29.6 million, $81.2 million and $5.8 million, respectively. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given.

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 22, 2023, our common shares were held by 136 registered holders.

We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This is one requirement to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I, Item 1A of this Report in the section entitled “Risk Factors”. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2022.

Repurchase of our Common Shares

The following table summarized PMT common shares of beneficial interest (“Common Shares”) repurchase activity for the quarter ended December 31, 2022:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
October 1, 2022 – October 31, 2022	1,166	$11.80	1,166	$101,754
November 1, 2022 – November 30, 2022	2	$13.49	2	$101,730
December 1, 2022 – December 31, 2022	38	$12.42	38	$101,261

(1)

On October 24, 2022, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $400 million to $500 million (the “share repurchase program”). The share repurchase program does not require the Company to purchase a specific number of common shares, and the timing and amount of any common shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Common share repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The share repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on the mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements and CRT strips that absorb credit losses on certain of the loans that we sold. We also invest in Agency MBS and senior non-Agency MBS. We have also historically invested in excess servicing spread (“ESS”) and distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

During the year ended December 31, 2022, we purchased newly originated prime credit quality residential loans with fair values totaling $88.1 billion as compared to $181.4 billion and $170.0 billion for the years ended December 31, 2021 and December 31, 2020, respectively, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During 2022 we began selling certain conventional loans to PLS in order to optimize our use and allocation of capital. Our purchase volume included $50.6 billion, $67.9 billion and $63.6 billion of loans we sold to PLS during the years ended December 31, 2022, 2021 and 2020, respectively.  We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the years ended December 31, 2022, 2021 and 2020, we received sourcing fees totaling $5.0 million, $6.5 million and $11.0 million, respectively.

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

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production serves as the source of our investments in MSRs, private label non-Agency securitizations, and through 2020, CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$39,077,156	$110,919,477	$106,306,805
To PennyMac Financial Services, Inc.	50,575,617	67,851,630	63,618,185
	$89,652,773	$178,771,107	$169,924,990
Net gains on loans acquired for sale	$25,692	$87,273	$379,922
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$670,343	$1,484,629	$1,158,475
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	23,485	42,256	—
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties held in consolidated variable interest entities	—	28,815	—
Investments in CRT arrangements:
Deposits securing CRT arrangements	—	—	1,700,000
Recognition of firm commitment to purchase CRT securities (1)	—	—	(38,161)
Change in face amount of firm commitment to purchase CRT securities and commitment to fund Deposits securing CRT arrangements	—	—	(1,502,203)
Total investments in CRT arrangements	—	—	159,636
Total investments resulting from correspondent activities	$693,828	$1,555,700	$1,318,111

(1)	Initial recognition of firm commitment upon sale of loans.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the year ended December 31, 2022, we received approximately $670.3 million of MSRs as proceeds from sales of loans acquired for sale. We held $4.0 billion of MSRs at fair value at December 31, 2022.

•

REIT-eligible Agency and senior mortgage-backed or mortgage-related securities. We purchased approximately $2.6 billion Agency fixed-rate pass-through securities and non-Agency senior MBS, net of sales, during the year ended December 31, 2022. We held Agency fixed-rate pass-through securities and non-Agency senior MBS with fair values totaling approximately $4.3 billion at December 31, 2022.

Credit Sensitive Investments

CRT Arrangements

During the year ended December 31, 2022, we did not acquire any additional CRT investments. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at December 31, 2022.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately $184.7 million of subordinate credit-linked MBS during the year ended December 31,2022. We held subordinate credit-linked MBS with fair values totaling approximate $177.9 million at December 31, 2022.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Investment in Securities Backed by Loans Secured by investment Properties to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions totaling approximately $1.5 billion on our consolidated balance sheet as of December 31, 2022.

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

A portion of our activities, including our correspondent production business, is conducted in our taxable REIT subsidiary (“TRS”), which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods since only the portion of our income earned in our TRS is subject to the provision. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset’s or liability’s fair value. These levels are:

		December 31, 2022
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
1	Prices determined using quoted prices in active markets for identical assets or liabilities.	$263,307	2%	13%
2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	7,830,404	56%	399%
3	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	5,365,069	39%	273%
	Total assets measured at or based on fair value	$13,458,780	97%	685%
	Total assets	$13,921,564
	Total shareholders’ equity	$1,962,815

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

At December 31, 2022, $13.5 billion, or 97%, of our total assets were carried at fair value on a recurring basis and $7.7 million, or less than 1% (consisting of REO), were carried based on fair value on a non-recurring basis. Of these assets, $5.4 billion, or 39%, of total assets are measured using “Level 3” fair value inputs-significant inputs where there is difficulty observing the inputs used by the market participants to establish fair value. Different approaches to valuing or changes in inputs used to measure these assets can have a significant effect on the amounts reported for these items and their effects on our results of operations.

Changes in inputs to measurement of Level 3 fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our pre-tax income as summarized below:

	Change in fair value
Year ended December 31,	Loans at fair value (1)	Excess servicing spread	Interest rate lock commitments	CRT Assets	Mortgage servicing rights (2)	Total	Pre-tax income
(in thousands)
2022	$(2,680)	—	(234,146)	(163,908)	819,727	$418,993	$63,087
2021	$1,182	1,037	(156,840)	163,290	(39,056)	$(30,387)	$44,661
2020	$(1,578)	(24,970)	536,943	(267,969)	(706,107)	$(463,681)	$79,730

(1)	Includes loans held for sale and loans at fair value.
(2)	Excluding changes in fair value attributable to realization of cash flows.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, we are required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in estimating the fair value of these assets and liabilities. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these fair value assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to PFSI’s Financial Analysis and Valuation group (the “FAV group”). With respect to those valuations, PFSI’s FAV group reports to PFSI’s valuation committee, which oversees the valuations. PFSI’s valuation committee includes the Company’s chief financial, risk, credit and deputy chief investment officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control responsibilities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of either Net gains on loans acquired for sale or Net (losses) gains on investments and financings. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•

We categorize loans that are saleable into active markets as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in VIEs. We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $3.3 billion of such loans at fair value at December 31, 2022.

•

We categorize loans that are not saleable into active markets as “Level 3” fair value assets. Such loans include our investments in distressed loans, home equity and commercial loans held for sale and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $14.2 million of such loans at fair value at December 31, 2022.

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

Derivative Assets

Interest Rate Lock Commitments

Our net gains on loans acquired for sale include our estimates of gains or losses we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on loans acquired for sale at fair value before we purchase the loan. In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase loans at specified terms. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the commitment is outstanding.

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

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of gain on sale of loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $0.5 million of net IRLC liabilities at December 31, 2022. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2022:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$68
(10%)	$34
(5%)	$17
5%	$(32)
10%	$(68)
20%	$(67)

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

Through late 2020, we had CRT arrangements with Fannie Mae, pursuant to which we sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strip or derivative asset or liability relating to these transactions at fair value and recognize changes in the respective assets’ or liability’s fair values in Net (losses) gains on investments and financings in the consolidated statements of operations.

A shift in the market for CRT arrangements or a change in our assessment of an input to the valuation of CRT arrangements can have a significant effect on the fair value of CRT arrangements and in our results of operations for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of CRT arrangements are the pricing spread (discount rate) and the remaining loss expectation, which is influenced by the changes in the fair value of the properties securing the loans in the reference pool.

We held $1.1 billion of net CRT arrangement assets at December 31, 2022. Following is a summary of the effect on fair value of various changes to the pricing spread and property value shifts (which is used in the determination of estimated remaining credit losses) input used to estimate the fair value of our CRT arrangements as of December 31, 2022:

Effect on fair value of a change in pricing spread input		Effect on fair value of a change in property value
Change in input	Effect on fair value	Change in input	Effect on fair value
(in basis points)	(in thousands)		(in thousands)
(100)	$42,115	(15%)	$(119,403)
(50)	$20,688	(10%)	$(70,147)
(25)	$10,246	(5%)	$(31,008)
25	$(10,114)	5%	$24,864
50	$(20,040)	10%	$44,802
100	$(39,400)	15%	$60,627

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period results of operations. Changes in fair value of MSRs are recognized as a component of Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in our consolidated statements of operations.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our results of operations for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. We held $4.0 billion of MSRs at December 31, 2022. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2022:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$221,745	$221,309	$70,515
(10%)	$108,032	$107,046	$35,258
(5%)	$53,330	$52,668	$17,629
5%	$(52,004)	$(51,044)	$(17,629)
10%	$(102,727)	$(100,544)	$(35,258)
20%	$(200,497)	$(195,201)	$(70,515)

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

SPEs are generally considered variable interest entities (“VIEs”). A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the activities that most significantly impact the economic performance of the VIE. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE’s net assets.

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative assets, Derivative and credit risk transfer strip liabilities and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•

The VIEs that hold loans we have securitized are shown as their constituent assets and liabilities- Loans at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financings at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIEs in Interest income and interest attributable to the asset-backed securities issued by the VIEs in Interest expense in our consolidated statements of operations. Changes in the fair value of loans held in the VIEs and the associated asset-backed financings are included in Net (losses) gains on investments and financings in our consolidated statements of operations.

•

The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposit securing credit risk transfer agreements, Derivative assets and Derivative and credit risk liabilities which represent our Interest-only (“IO”) ownership interest and Recourse Obligation, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative assets and Derivative and credit risk liabilities and Interest-only security payable at fair value in Net (losses) gains on investments and financings in our consolidated statements of operations.

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

Accounting Developments

Refer to Note 3 – Significant Accounting Policies – Accounting Standard Adopted in 2022 to our consolidated financial statements for a discussion of recent accounting developments and the effect of these developments on us.

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

The amounts of net non-cash investment (loss) income items included in net investment income are as follows:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(576,758)	$(74,354)	$87,852
Loans:
Held in variable interest entities	(301,164)	(12,536)	(6,617)
Distressed	524	(206)	(87)
ESS	—	1,651	(22,729)
CRT arrangements	(152,576)	163,126	(161,854)
Firm commitment to purchase CRT securities	—	—	(121,067)
Interest-only security payable at fair value	(11,332)	164	14,952
Asset-backed financings at fair value	283,586	19,708	5,519
	(757,720)	97,553	(204,031)
Net gains on loans acquired for sale (1)	620,813	1,379,717	1,199,605
Net loan servicing fees‒MSR valuation adjustments (2)	425,779	(344,435)	(934,437)
	$288,872	$1,132,835	$61,137
Net investment income	$303,771	$420,297	$469,351
Non-cash items as a percentage of net investment income	95%	270%	13%

(1)	Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at year end.
(2)	Includes fair value changes related to MSR derivative hedging instruments.

We receive or pay cash relating to:

•	Our investments in MBS through monthly principal and interest payments from the issuer of such securities or from sales of the investment;
•	Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the properties acquired in settlement of loans are sold;
•	ESS investments through a portion of the monthly interest payments collected on the loans in the ESS reference pool or from sales of the investment;
•

CRT arrangements through a portion of the interest payments collected on loans in the CRT arrangements’ reference pools, interest payments from the investment of the deposits securing the arrangement in short-term investments and the release to us of the deposits securing the arrangements as principal on such loans is repaid;

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

Results of Operations

Overview

The U.S. Federal Reserve raised the federal funds rate during the year ended December 31, 2022 and is expected to further increase interest rates in the near term, as well as reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Increasing interest rates are expected to reduce the size of the mortgage origination market from an estimated $2.2 trillion in 2022 to a current forecast range of $1.6 trillion to $1.9 trillion for 2023 according to leading economists. Lower projected mortgage transaction volumes are expected to increase competition in the mortgage production business year over year while also leading to reductions in prepayment speeds in our mortgage servicing portfolio and other mortgage-related assets from the elevated levels experienced in 2021. Increasing interest rates are also expected to increase the costs of certain borrowings, as well as provide increased interest income from placement fees on custodial deposits and loans held for sale.

At a macroeconomic level, increasing interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses.  If these effects are realized, they could negatively impact the performance of our credit-sensitive assets such as CRT or subordinate credit-linked notes However, many of the loans underlying our assets have favorable credit characteristics and low loan-to-value ratios which are likely to help offset the negative impacts of credit performance in an economic downturn.

Due to certain capital rules, Fannie Mae and Freddie Mac have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected. The competitive landscape for our correspondent business has also been impacted by the exit of several large entities, which may present an opportunity for growth of our share in that business.

The following is a summary of our key performance measures:

	Year ended December 31,
	2022	2021	2020
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$303,771	$420,297	$469,351
Expenses	240,684	375,636	389,621
Pretax income	63,087	44,661	79,730
Provision for (benefit from) income taxes	136,374	(12,193)	27,357
Net (loss) income	(73,287)	56,854	52,373
Dividends on preferred shares	41,819	30,891	24,938
Net (loss) income attributable to common shareholders	$(115,106)	$25,963	$27,435
Pretax (loss) income by segment:
Credit sensitive strategies	$(112,566)	$306,643	$(317,143)
Interest rate sensitive strategies	207,802	(290,065)	105,697
Correspondent production	27,557	86,936	344,639
Corporate	(59,706)	(58,853)	(53,463)
	$63,087	$44,661	$79,730
Return on average common shareholder's equity	(7.2)%	1.3%	1.4%
(Loss) earnings per common share:
Basic	$(1.26)	$0.26	$0.27
Diluted	$(1.26)	$0.26	$0.27
Dividends per common share	$1.81	$1.88	$1.52
At year end:
Total assets	$13,921,564	$13,772,708	$11,492,011
Book value per common share	$15.78	$19.05	$20.30
Closing price per common share	$12.39	$17.33	$17.47

Our consolidated net income decreased by $130.1 million during the year ended December 31, 2022, reflecting the income tax effects of shifts in our net investment income from our non-taxed REIT subsidiary to our taxable REIT subsidiary; the decreases in CRT-related investment fair valuation, gains on loans held for sale and loan origination fees; partially offset by the improved fair value performance of our MSR investments during the year ended December 31, 2022, as compared to the same period in 2021.

The decrease in pretax results is summarized below:

•

Our credit sensitive strategies segment recognized a $434.1 million decrease in net gains on our CRT arrangements as compared to 2021, due to the effect of credit spread widening due to increasing macroeconomic uncertainty during 2022 as compared to the continuing recovery from the market disruption caused by the COVID-19 pandemic during 2021.

•

Our interest rate sensitive strategies segment was positively affected by a $945.6 million increase in net servicing fees caused by positive fair value changes in our investment in MSRs and hedging results and a $49.2 million decrease in net interest expense, reflecting increased earnings on placement fees and reduced interest shortfall on repayments relating to Agency securitizations, partially offset by a $502.4 million increase in losses on MBS, reflecting the effect of increasing interest rates.

•

Our correspondent production segment recognized a $180.2 million decrease in gains on sales of the loans and origination fees, reflecting decreases in both production volume and gain on sale margins during the year ended December 31, 2022, resulting from the effect of increasing interest rates on loan demand.

•	We recorded income tax provision of $136.4 million due to fair value gains on MSRs held in our TRS as interest rates increased substantially during the year ended December 31, 2022.

Our consolidated net income during the year ended December 31, 2021 increased by $4.5 million, reflecting the effect of the improved fair value performance of our CRT-related investments partially offset by decreases in our correspondent production and interest rate sensitive strategies results, as compared to 2020. The increase in pretax results is summarized below:

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

•	We recorded income tax benefit of $12.2 million due to fair value losses on MSRs held in our TRS.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net loan servicing fees	$909,551	$(36,022)	$153,696
Net (losses) gains on investments and financings	(658,787)	304,079	(170,885)
Net gains on loans acquired for sale	25,692	87,273	379,922
Net loan origination fees	52,085	170,672	147,272
Net interest expense	(26,626)	(109,498)	(48,635)
Other	1,856	3,793	7,981
	$303,771	$420,297	$469,351

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Loan servicing fees	$651,251	$595,346	$462,517
Effect of MSRs and hedging results	258,300	(631,368)	(308,821)
Net loan servicing fees	$909,551	$(36,022)	$153,696

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Contractually-specified servicing fees	$625,210	$526,245	$406,060
Ancillary and other fees:
Late charges	2,526	1,701	1,498
Other	23,515	67,400	54,959
	26,041	69,101	56,457
	$651,251	$595,346	$462,517
Average MSR servicing portfolio	$222,847,593	$196,996,623	$147,832,880

MSR recapture fees	$13,744	$50,859	$28,373
UPB of loans recaptured	$2,533,115	$9,389,260	$6,012,911

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

The change in contractually-specified fees during the year ended December 31, 2022, as compared to 2021, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio. Likewise, the increase in contractually specified servicing fees during the year ended December 31, 2021 as compared to 2020 is due to growth in our loan servicing portfolio.

The changes in other loan servicing fees for the year ended December 31, 2022, as compared to 2021, is due to a decrease in the volume of fees charged to correspondent lenders for loans paid off shortly after purchase, reflecting the effect of increasing interest rates on refinancing activity. Likewise, the increase in such fees between 2020 and 2021 reflects the effect of then-decreasing interest rates on refinancing activity.

The decrease in MSR recapture fees reflects the effects of increasing interest rates during 2022 which affected refinance loan volume.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(370,292)	$(298,130)	$(232,830)
Changes in valuation inputs used in valuation model	819,727	(39,056)	(706,107)
	449,435	(337,186)	(938,937)
Hedging results	(204,879)	(345,041)	601,743
Total change in fair value of mortgage servicing rights and hedging results	244,556	(682,227)	(337,194)
Recapture income from PFSI	13,744	50,859	28,373
	$258,300	$(631,368)	$(308,821)
Average balance of mortgage servicing rights	$3,615,920	$2,506,678	$1,354,508

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the year ended December 31, 2022, as compared to 2021, realization of cash flows increased primarily due to the significant growth of our investment in MSRs as compared to the year ended December 31, 2021, partially offset by the effect of reduced prepayment speeds on the rate of realization of expected cash flows.

Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2022, as compared to 2021, reflect the effects of expectations for slower future prepayments of the underlying loans as a result of interest rates increasing more significantly during the year ended December 31, 2022, as compared to 2021 and 2020.

Hedging results reflect valuation losses in hedges against increasing interest rates during the year ended December 31, 2022, during which interest rates rose very sharply, as compared to the same period in 2021 when hedge losses were attributable to a slight increase in long term interest rates and elevated hedge costs. The loss from hedging activities decreased during the year ended December 31, 2022, as compared to the same period in 2021, due to the same factors as well as decreased prepayment sensitivity of the hedged MSRs due to higher interest rate levels in 2022 as well as lower target hedge coverage for fluctuations in MSR value due to the growth in fair value and interest rate sensitivity of our MBS portfolio, which also serves to offset the fair value changes of our MSRs.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the     year ended December 31, 2022, as compared to the same periods in 2021. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	December 31, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$229,858,573	$215,927,495
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,903,007	$1,148,542
90 or more days delinquent:
Not in foreclosure	$880,841	$1,726,488
In foreclosure	$70,921	$36,658
Bankruptcy	$123,239	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$176,346	$169,654
90 days or more	$464,694	$614,882
Custodial funds managed by the Company (2)	$1,783,157	$3,823,527

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

Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(576,758)	$(74,354)	$87,852
Loans at fair value:
Held in consolidated variable interest entities	(301,164)	(12,536)	(6,617)
Distressed	686	611	(837)
CRT arrangements	(65,137)	368,999	(145,938)
Firm commitment to purchase CRT securities	—	—	(121,067)
Asset-backed financings at fair value	283,586	19,708	5,519
Hedging derivatives	—	—	32,932
	(658,787)	302,428	(148,156)
From PFSI‒Excess servicing spread	—	1,651	(22,729)
	$(658,787)	$304,079	$(170,885)

The decrease in net gains on investments for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was caused primarily by increased losses from our investments in MBS and CRT arrangements as interest rates increased and credit spreads widened.

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

Mortgage-Backed Securities

During 2022, we recognized net valuation losses on MBS of $576.8 million, as compared to net valuation losses of $74.4 million during 2021. The increase in losses we recognized during the year ended December 31, 2021 reflect a larger portfolio of assets and greater interest rate increases and spread widening than in 2021. The gains recognized during the year ended December 31, 2020 reflect the significant decrease in interest rates that was experienced during that year.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value incurred net losses of $17.6 million during the year ended December 31, 2022, as compared to net gains of $7.2 million during the year ended December 31, 2021. The net losses during the year ended December 31, 2022 reflect the effects of increasing interest rates and widening credit spreads during that year.

The net gains during the year ended December 31, 2021 reflect the gains on the asset-backed financing exceeding the losses on the underlying assets as the result of tightening credit spreads on our net investments secured by jumbo loans and investment properties.

The losses during the year ended December 31, 2020 are attributable to the effect of uncertainties surrounding borrower credit performance experienced in the mortgage market as the result of the COVID-19 pandemic. Unlike our investments in MBS, which carry Agency guarantees of security payment performance, the loans held in a VIE are the sole source of repayment of the securities. Therefore, uncertainties about borrower performance are more directly reflected in the fair value of these loans and more than offset the positive effect of decreasing interest rates for the year ended December 31, 2021.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
UPB of loans sold			$18,277,263
Investments:
Deposits securing CRT arrangements			$1,700,000
Change in expected face amount of firm commitment to purchase CRT securities			(1,502,203)
			$197,797
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$38,382	$93,837	$(53,965)
Valuation changes	(42,220)	(12,829)	(82,633)
	(3,838)	81,008	(136,598)
CRT strips
Realized	60,389	111,872	54,929
Valuation changes	(110,356)	175,955	(79,221)
	(49,967)	287,827	(24,292)
Interest-only security payable at fair value	(11,332)	164	14,952
	(65,137)	368,999	(145,938)
Firm commitments to purchase CRT securities	—	—	(121,067)
	(65,137)	368,999	(267,005)
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	—	—	(38,161)
Interest income — Deposits securing CRT arrangements	21,324	559	7,012
	$(43,813)	$369,558	$(298,154)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(19,016)	$(62,387)	$115,475

	December 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,098)	$18,964
CRT strips	(137,193)	(26,837)
	$(159,291)	$(7,873)

Deposits securing CRT arrangements	$1,325,294	$1,704,911
Interest-only security payable at fair value	$21,925	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$1,262	$19,627
Deposits securing CRT arrangements (1)	$1,325,294	$1,704,911

UPB of loans underlying CRT arrangements	$25,315,524	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$24,673,719	$29,581,803
30-89 days delinquent	$409,049	$349,291
90-180 days delinquent	$112,286	$120,775
180 or more days delinquent	$93,717	$748,576
Foreclosure	$26,753	$8,462
Bankruptcy	$54,395	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$35,388	$44,015
90-180 days delinquent	$39,033	$57,815
180 or more days delinquent	$35,588	$174,041

(1)

For purposes of this discussion, includes Deposits securing credit risk transfer strip liabilities securing $160.6 million and $27.5 million in CRT strip and CRT derivative liabilities at December 31, 2022 and December 31, 2021, respectively.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the year ended December 31, 2022 reflects credit spread widening (an increase in the interest rate demanded by investors for instruments over those that are considered “risk free”) for CRT securities in the credit markets. This contrasts with CRT investments’ gains during the year ended December 31, 2021 which reflects a recovery of the credit markets from the dislocation experienced during the first quarter of 2020 as a result of the onset of the COVID-19 pandemic and continuing improvement in the performance of the loans underlying this investment.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.7 million for the year ended December 31, 2021, as compared to fair value losses of $22.7 million during 2020. The gains were driven by the positive influence on expected future cash flows of the generally rising interest rates during the portion of 2021 that the ESS was outstanding. The valuation losses during 2020, resulted from increased prepayment experience and expectations for the loans underlying the ESS and the effect of uncertainties surrounding future cash flows on the discount rate used to develop the assets’ fair value. The remaining balance of the ESS was sold to PLS during the quarter ended March 31, 2021.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(1,196,384)	$(1,487,649)	$(326,214)
Hedging activities	596,295	188,733	(504,506)
	(600,089)	(1,298,916)	(830,720)
Non-cash gain:
Receipt of MSRs in loan sale transactions	670,343	1,484,629	1,158,475
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(4,442)	(25,029)	(19,316)
Reduction in liability due to change in estimate	4,227	5,812	4,457
	(215)	(19,217)	(14,859)
Recognition of fair value of commitment to purchase credit risk transfer securities relating to loans sold	—	—	(38,161)
Change in fair value of financial instruments held at year end:
Interest rate lock commitments	(2,928)	(69,935)	61,232
Loans	(4,057)	31,072	(12,279)
Hedging derivatives	(42,330)	(46,832)	45,197
	(49,315)	(85,695)	94,150
	620,813	1,379,717	1,199,605
Total from nonaffiliates	20,724	80,801	368,885
From PFSI—cash	4,968	6,472	11,037
	$25,692	$87,273	$379,922

Interest rate lock commitments issued on loans acquired for sale to nonaffiliates	$44,174,447	$108,458,880	$117,727,579
Acquisition of loans for sale (UPB):
To nonaffiliates	$37,090,031	$110,003,574	$106,898,339
To PFSI	49,533,119	64,641,218	62,413,089
	$86,623,150	$174,644,792	$169,311,428

The changes in gain on loans acquired for sale during the year ended December 31, 2022, as compared to the same period in 2021, reflect the effect of rising interest rates on demand for mortgage loans and gain on sale margins. The changes in Net gains on loans acquired for sale during the year ended December 31, 2021, as compared to 2020, reflect the tightening of gain on sale margins, as well as decreasing interest rate lock commitments.

Non-cash elements of gains on sale of loans

Interest Rate Lock Commitments

Our net gains on sale of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our Net gains on sale of loans acquired for sale before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our Net gains on sale of loans acquired for sale. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

Mortgage Servicing Rights

Our methods to measure and update the measurements of our MSRs as well as the effect of changes in valuation inputs on MSR fair value are detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

Firm Commitment to Purchase CRT Securities

During the time we were selling loans into CRT arrangements, we recognized the fair value of our commitment to purchase CRT securities when we sold loans subject to CRT arrangements. This fair value represents the difference between the expected fair value of the CRT securities we committed to purchase and their contractual purchase price.

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

We recorded provisions for losses relating to representations and warranties relating to current loan sales of $4.4 million, $25.0 million and $19.3 million as part of our loan sales in each of the years ended December 31, 2022, 2021 and 2020, respectively. The decrease in the provision relating to current loan sales during the year ended December 31, 2022, relating to current loan sales reflects the decrease of our loan sales volume and reduced default and loss-given default assumptions during 2022 as compared to 2021. The increase in the provision during the year ended December 3, 2021, relating to current loan sales reflects the increase of our loan sales volume as well as loan sales no longer being subject to credit risk transfer arrangements for which our representation and warranty loss estimates were less than for other loan sales.

Following is a summary of the indemnification and repurchase activity and loans subject to representations and warranties:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of year	$2,782	$4,583	$5,697
New indemnifications	6,009	345	450
Less: Indemnified loans repaid or refinanced	683	2,146	1,564
Loans indemnified at end of year	$8,108	$2,782	$4,583
Indemnified loans indemnified by correspondent lenders at end of year	$1,312	$1,112	$1,497
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$2,670	$213	$213
Repurchase activity (UPB):
Loans repurchased	$92,293	$86,954	$72,535
Less:
Loans repurchased by correspondent sellers	77,813	52,787	31,306
Loans resold or repaid by borrowers	26,584	33,950	24,837
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$(12,104)	$217	$16,392
Net losses charged to liability for representations and warranties	$993	$861	$580
At end of year:
Loans subject to representations and warranties	$228,339,312	$213,944,023	$163,592,788
Liability for representations and warranties	$39,471	$40,249	$21,893

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded reductions in liabilities for representations and warranties for previously sold loans totaling $4.2 million, $5.8 million and $4.5 million during each of the three years ended December 31, 2022, 2021 and 2020, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during 2022, as compared to 2021 and 2020, reflects a decrease in our purchases of loans with delivery fees.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$6,912	$332,251	2.05%	$938	$243,548	0.38%	$3,804	$650,630	0.58%
Mortgage-backed securities	133,640	3,559,869	3.70%	36,180	2,210,940	1.61%	59,461	2,921,879	2.00%
Loans acquired for sale at fair value	103,300	1,938,470	5.26%	125,438	4,135,140	2.99%	103,221	3,469,392	2.93%
Loans at fair value:
Held by variable interest entities	59,263	1,612,103	3.63%	17,014	474,808	3.53%	10,609	214,596	4.86%
Distressed	219	3,879	5.57%	369	6,625	5.49%	493	9,032	5.37%
	59,482	1,615,982	3.63%	17,383	481,433	3.56%	11,102	223,628	4.88%
Excess servicing spread from PFSI	—	—	—	1,280	21,563	5.85%	8,418	153,768	5.38%
Deposits securing CRT arrangements	21,324	1,468,219	1.43%	559	2,307,155	0.02%	7,012	1,772,762	0.39%
	324,658	8,914,791	3.59%	181,778	9,399,779	1.91%	193,018	9,192,059	2.07%
Placement fees relating to custodial funds	57,961			13,366			28,804
Other	1,175			95			313
	$383,794	$8,914,791	4.25%	$195,239	$9,399,779	2.05%	$222,135	$9,192,059	2.38%
Liabilities:
Assets sold under agreements to repurchase	$165,436	$5,625,345	2.90%	$97,078	$6,161,755	1.55%	$102,131	$5,508,147	1.82%
Mortgage loan participation purchase and sale agreements	1,023	30,024	3.36%	606	33,827	1.77%	902	44,432	2.00%
Notes payable secured by credit risk transfer and mortgage servicing assets	137,021	2,646,597	5.11%	86,753	2,635,601	3.25%	59,261	1,771,370	3.29%
Exchangeable senior notes	33,368	541,233	6.08%	36,747	445,064	8.14%	18,847	269,247	6.89%
Asset-backed financings at fair value	53,570	1,512,590	3.49%	15,076	447,247	3.32%	10,971	203,795	5.30%
Assets sold to PFSI under agreement to repurchase	—	—	—	387	13,020	2.93%	3,325	93,264	3.56%
	390,418	10,355,789	3.72%	236,647	9,736,514	2.40%	195,437	7,890,255	2.44%
Interest shortfall on repayments of loans serviced for Agency securitizations	15,806			64,519			71,516
Interest on loan impound deposits	4,196			3,571			3,817
	410,420	$10,355,789	3.91%	304,737	$9,736,514	3.09%	270,770	$7,890,255	3.38%
Net interest expense	$(26,626)			$(109,498)			$(48,635)
Net interest margin			-0.29%			-1.15%			-0.52%
Net interest spread			0.34%			-1.04%			-1.00%

The effects of changes in the yields and costs and composition of our investments on our interest expense are summarized below:

	Year ended December 31, 2022			Year ended December 31, 2021
	vs.			vs.
	Year ended December 31, 2021			Year ended December 31, 2020
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$5,517	$457	$5,974	$(1,008)	$(1,858)	$(2,866)
Mortgage-backed securities	66,233	31,227	97,460	(10,318)	(12,963)	(23,281)
Loans acquired for sale at fair value	65,295	(87,433)	(22,138)	2,321	19,896	22,217
Loans at fair value:
Held by variable interest entities	452	41,797	42,249	(3,540)	9,945	6,405
Distressed	5	(155)	(150)	11	(135)	(124)
	457	41,642	42,099	(3,529)	9,810	6,281
Excess servicing spread from PFSI	—	(1,280)	(1,280)	673	(7,811)	(7,138)
Deposits securing CRT arrangements	21,042	(277)	20,765	(8,075)	1,622	(6,453)
	158,544	(15,664)	142,880	(19,936)	8,696	(11,240)
Placement fees relating to custodial funds	—	44,595	44,595	—	(15,438)	(15,438)
Other	—	1,080	1,080	—	(218)	(218)
	$158,544	$30,011	$188,555	$(19,936)	$(6,960)	$(26,896)
Liabilities:
Assets sold under agreements to repurchase	$77,478	$(9,120)	$68,358	$(16,219)	$11,166	$(5,053)
Mortgage loan participation purchase and sale agreement	492	(75)	417	(96)	(200)	(296)
Notes payable secured by credit risk transfer and mortgage servicing assets	49,905	363	50,268	(808)	28,300	27,492
Exchangeable senior notes	(10,393)	7,014	(3,379)	3,914	13,986	17,900
Asset-backed financings at fair value	802	37,692	38,494	(5,234)	9,339	4,105
Assets sold to PFSI under agreement to repurchase	—	(387)	(387)	(470)	(2,468)	(2,938)
	118,284	35,487	153,771	(18,913)	60,123	41,210
Interest shortfall on repayments of loans serviced for Agency securitizations	—	(48,713)	(48,713)	—	(6,997)	(6,997)
Interest on loan impound deposits	—	625	625	—	(246)	(246)
	118,284	(12,601)	105,683	(18,913)	52,880	33,967
Increase in net interest expense	$40,260	$42,612	$82,872	$(1,023)	$(59,840)	$(60,863)

The decrease in net interest expense during the year ended December 31, 2022, as compared to 2021, is due to:

•

An increase in the yields we earn on our investments in MBS and loans acquired for sale arising from our acquisition of higher coupon Agency pass through securities, subordinate MBS and loans acquired for sale.

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

The increase in net interest expense during the year ended December 31, 2021, as compared to 2020, is due to:

•

An increase in long-term debt issued to finance our investments in CRT Agreements and MSRs as well as the issuance of unsecured debt. These forms of debt bear higher interest costs as compared to the short-term debt they replace and do not finance interest-earning assets. Revenues relating to MSRs and CRT arrangements are reflected in Net loan servicing fees and Net (losses) gains on investments and financings.

•

A decrease in earnings from placement fees relating to custodial funds managed for borrowers, and investors, and deposits securing CRT arrangements which reflects the decrease in interest rates we earn on these assets.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$81,915	$80,658	$67,181
Loan fulfillment fees	67,991	178,927	222,200
Management fees	31,065	37,801	34,538
Loan origination	12,036	28,792	26,437
Professional services	9,569	11,148	6,405
Safekeeping	8,201	9,087	7,090
Compensation	5,941	4,000	3,890
Loan collection and liquidation	5,396	11,279	10,363
Other	18,570	13,944	11,517
	$240,684	$375,636	$389,621

Expenses decreased $135.0 million, or 36%, during the year ended December 31, 2022, as compared to 2021, and $14.0 million, or 4%, during the year ended December 31, 2021, as compared to 2020, primarily due to reduced fees relating to fulfillment activities performed by PFSI on our behalf.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$1,018	$2,363	$2,067
Loans at fair value	529	505	807
MSRs	80,368	77,790	64,307
	$81,915	$80,658	$67,181
Average investment in:
Loans acquired for sale at fair value	$1,938,470	$4,135,140	$3,469,392
Loans at fair value	$1,615,982	$481,433	$223,628
Average MSR portfolio UPB	$222,847,593	$196,996,623	$147,832,880

Loan servicing fees increased by $1.3 million during the year ended December 31, 2022, as compared to the same period in 2021 and $13.5 million during the year ended December 31, 2021, as compared to 2020. We incur loan servicing fees primarily in support of our MSR portfolio. The increase in loan servicing fees year over year was due to the growth in our portfolio of MSRs.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. The decrease in loan fulfillment fees of $110.9 million during 2022, as compared to 2021, and $43.3 million during 2021, as compared to 2020, was due to a decrease in loan commitment volume. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Base	$31,065	$34,794	$34,538
Performance incentive	—	3,007	—
	$31,065	$37,801	$34,538
Average shareholders' equity amounts used to calculate base management fee expense	$2,079,851	$2,348,395	$2,330,154

Management fees decreased by $6.7 million during the year ended December 31, 2022, as compared to 2021. This decrease reflects the nonrecurrence of a performance incentive fee during the year ended December 31, 2022, along with the effect of the decrease in our average shareholders’ equity on our base management fee during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

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

Loan origination

Loan origination expenses decreased $16.8 million, or 58%, during 2022, as compared to 2021, primarily reflecting a decrease in the volume of loans produced through our correspondent production activities.

Loan origination expenses increased $2.4 million, or 9%, during 2021, as compared to 2020, reflecting the increases in our loan originations produced through our correspondent production activities.

Compensation

Compensation expense increased $1.9 million during the year ended December 31, 2022, as compared to 2021, and $110,000 during the year ended December 31, 2021, as compared to 2020, respectively, primarily due to increased expectations in achieving performance targets included in certain performance-based restricted share awards.

Loan collection and liquidation

Loan collection and liquidation expenses decreased by $5.9 million during the year ended December 31, 2022 due to the reduction in our portfolio of nonperforming mortgage loans and the borrower assistance expenses we incurred relating to loans in our CRT reference pools.

Loan collection and liquidation expenses increased by $916,000 during 2021 compared to the year ended 2020, due to continuing collection and liquidation efforts relating to our portfolio of nonperforming mortgage loans and loans included in our CRT reference pools. We incurred this expense to assist certain borrowers in mitigating loan delinquencies they incurred as a result of dislocations arising from the COVID-19 pandemic as an alternative to incurring losses in the CRT arrangements.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Common overhead allocation from PFSI	$8,588	$4,906	$5,172
Technology	2,058	1,787	1,440
Bank service charges	2,262	1,731	1,924
Insurance	1,622	1,671	1,351
Other	4,040	3,849	1,630
	$18,570	$13,944	$11,517

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

Our effective tax rates were 216.2% for the year ended December 31, 2022 and (27.3)% for the year ended December 31, 2021.  Our TRS recognized a tax expense of $141.9 million on pretax income of $712.9 million while our consolidated pretax income was $63.1 million for the year ended December 31, 2022. For 2021, the TRS recognized a tax benefit of $12.2 million on pretax loss of $175.3 million while our consolidated pretax income was $44.7 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. We record a tax provision only at the TRS.  As a result, when TRS pre-tax income is substantially greater than the consolidated pre-tax income, the tax expense provided at the TRS will be disproportionate to the consolidated income.  This correlation resulted in an effective tax rate at the consolidated level of 216.2% for the year ended December 31, 2022. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2022, the valuation allowance was decreased to zero from the $34.1 million valuation allowance recorded at December 31, 2021 as the result of GAAP income at the TRS for the year ended December 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

The Inflation Reduction Act was signed into law on August 16, 2022 (the “Act").   Effective for tax years beginning after December 31, 2022, the Act imposes a 15% alternative minimum tax ("AMT") on the adjusted financial statement income ("AFSI") of “Applicable Corporations”.  The term "Applicable Corporations" does not include REITs but does include TRSs whose three-year average AFSI exceeds $1 billion.  Based on the current legislation and the definition of AFSI, we do not expect our TRS to be subject to this AMT in the foreseeable future.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2022	(in thousands)
Net investment income
Net loan servicing fees/ESS transactions	$909,551	$65,857	$975,408	$975,408	$—
Net (losses) gains on investments and financings	(658,787)	715,712	56,925	(14,766)	71,691
Net gains on loans acquired for sale	25,692	(671,121)	(645,429)	(645,429)	—
Loan origination fees	52,085	—	52,085	52,085	—
Net interest (expense) income	(26,626)	(4,266)	(30,893)	(161,277)	130,384
Results of real estate acquired in settlement of loans	496	(116)	380	380	—
Other	1,360	—	1,361	1,361	—
Net investment income	303,771	106,066	409,837	207,762	202,075
Expenses	240,684	(3,393)	237,290	213,824	23,466
REIT dividend deduction	—	178,615	178,615	—	178,615
Total expenses and dividend deduction	240,684	175,222	415,905	213,824	202,081
Income (loss) before provision for (benefit from) income taxes	63,087	(69,156)	(6,068)	(6,062)	(6)
Provision for (benefit from) income taxes	136,374	(136,380)	(6)	—	(6)
Net (loss) income	$(73,287)	$67,224	$(6,062)	$(6,062)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2022	2021
	(in thousands)
Assets
Cash	$111,866	$58,983
Investments:
Short-term	252,271	167,999
Mortgage-backed securities at fair value	4,462,601	2,666,768
Loans acquired for sale at fair value	1,821,933	4,171,025
Loans at fair value	1,513,399	1,568,726
Derivative assets	84,940	34,238
Deposits securing credit risk transfer arrangements	1,325,294	1,704,911
MSRs	4,012,737	2,892,855
	13,473,175	13,206,522
Other	336,523	507,203
Total assets	$13,921,564	$13,772,708
Liabilities
Debt:
Short-term	$6,616,528	$6,721,878
Long-term	4,787,162	4,455,012
	11,403,690	11,176,890
Other	555,059	228,300
Total liabilities	11,958,749	11,405,190
Shareholders’ equity	1,962,815	2,367,518
Total liabilities and shareholders’ equity	$13,921,564	$13,772,708

 Total assets increased by approximately $148.9 million, or 1%, from December 31, 2021 to December 31, 2022, primarily due to an increase in MBS of $1.8 billion and MSRs of $1.1 billion, partially offset by a $2.3 billion decrease in Loans acquired for sale at fair value and a $379.6 million decrease in Deposits securing credit risk transfer arrangements. The increase in our MBS is primarily due to our increased investment in Agency pass-through securities. The growth in investment in MSRs reflects the growth in our servicing portfolio from our correspondent lending activities.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Correspondent loan purchases:
Government-sponsored entity ("GSE") eligible (1)	$41,575,252	$113,667,618	$106,472,654
Held for sale to PLS ‒ Government insured or guaranteed	46,562,853	67,702,945	63,574,547
Jumbo loans	5,029	—	—
Advances to home equity lines of credit	132	—	2,569
	$88,143,266	$181,370,563	$170,049,770

(1)	GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.

During 2022, we purchased for sale $88.1 billion in fair value of correspondent production loans as compared to $181.4 billion during 2021 and $170.0 billion during 2020. The decrease in loan production during the year ended December 31, 2022 reflects the effect of decreased loan demand as a result of the increasing interest rate environment during the year ended December 31, 2022, as compared to the favorable interest rate environment during the same periods in 2021 and 2020.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Credit sensitive assets:
Credit risk transfer strips			$(178,501)
Deposits and commitments to fund deposits relating to CRT arrangements			1,700,000
Change in firm commitment to purchase CRT securities
Fair value			(159,228)
Expected face amount			(1,502,203)
			(1,661,431)
Loans secured by investment properties, net of associated asset-backed financing	$23,485	$71,071	—
	23,485	71,071	(139,932)
Interest rate sensitive assets:
Mortgage-backed securities (net of sales)	2,638,267	932,270	352,307
Excess servicing spread received pursuant to a recapture agreement	—	557	2,093
Mortgage servicing rights received in loan sales	670,343	1,484,629	1,158,475
	3,308,610	2,417,456	1,512,875
	$3,332,095	$2,488,527	$1,372,943

Our acquisitions during the three years ended December 31, 2022 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2022				December 31, 2021
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$4,262,502	$4,693,045	10.1	3.5%	$2,666,768	$2,649,238	8.6	2.2%
Subordinate credit-linked securities	177,898	184,620	4.6	11.2%	—	—	—	—
Senior non-Agency securities	22,201	28,103	14.3	2.5%	—	—	—	—
	$4,462,601	$4,905,768			$2,666,768	$2,649,238

Credit Risk Transfer Transactions

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements.

CRT Transactions

Following is a summary of the composition of our holdings of CRT arrangements.

	December 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(137,193)	$(26,837)
CRT derivatives	(22,098)	18,964
	(159,291)	(7,873)
Deposits securing CRT arrangements	1,325,294	1,704,911
Interest-only security payable at fair value	(21,925)	(10,593)
	$1,144,078	$1,686,445
UPB of loans subject to credit guarantee obligations (1)	$25,315,524	$30,808,907

(1)	UPB for December 31, 2022 includes modified loans that have incurred losses; such loans are excluded from UPB for December 31, 2021.

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2022:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB (1):
Outstanding	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Liquidations:
Balances	$—	$2.8	$54.2	$155.1	$114.0	$56.6	$382.7
Losses	$—	$0.2	$5.3	$18.9	$11.8	$6.7	$42.9
Modifications:
Balances	$64.4	$532.0	$286.2	$—	$—	$—	$882.6
Losses	$0.6	$6.9	$5.7	$—	$—	$—	$13.2

(1)	Includes modified loans that have incurred losses through December 31, 2022.

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,049	$1,770	$286	$328	$316	$72	$3,821
25 - 30%	817	1,490	253	299	286	73	3,218
30 - 35%	896	1,805	359	399	364	100	3,923
35 - 40%	877	2,103	498	471	403	120	4,472
40 - 45%	875	2,541	733	656	553	181	5,539
>45%	571	2,067	958	435	191	121	4,343
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Weighted average	33.4%	35.8%	38.9%	36.4%	35.0%	31.4%	35.6%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$35	$169	$73	$30	$19	$11	$337
650 - 699	254	1,112	649	394	257	133	2,799
700 - 749	1,204	3,454	1,091	880	671	203	7,503
750 or greater	3,584	7,009	1,266	1,280	1,166	320	14,625
Not available	8	32	8	4	—	—	52
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Weighted average	763	752	734	744	751	742	751

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,388	$4,163	$988	$838	$857	$267	$9,501
80-85%	854	2,254	736	737	570	177	5,328
85-90%	333	663	140	134	115	38	1,423
90-95%	462	1,249	354	317	236	72	2,690
95-100%	1,048	3,447	869	562	335	113	6,374
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Weighted average	80.7%	83.3%	83.5%	82.5%	80.6%	81.0%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$5,046	$11,677	$3,064	$2,584	$2,113	$667	$25,151
80-85%	31	73	13	2	—	—	119
85-90%	6	17	6	1	—	—	30
90-95%	1	5	2	—	—	—	8
95-100%	—	2	1	1	—	—	4
>100%	1	2	1	—	—	—	4
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Weighted average	56.1%	55.9%	53.0%	48.0%	43.9%	41.3%	53.4%

(1)	Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$519	$1,134	$373	$269	$399	$121	$2,815
FL	564	1,150	398	274	229	60	2,675
TX	615	1,027	247	223	268	103	2,483
VA	268	525	113	123	148	63	1,240
MD	197	491	139	147	138	37	1,149
Other	2,922	7,449	1,817	1,552	931	283	14,954
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$469	$1,439	$363	$372	$267	$98	$3,008
Southeast	1,734	4,074	1,111	895	668	207	8,689
Midwest	472	1,237	263	248	191	48	2,459
Southwest	1,337	2,615	589	508	401	140	5,590
West	1,073	2,411	761	565	586	174	5,570
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316

(1)

Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$5,063	$11,662	$3,022	$2,572	$2,102	$663	$25,084
90 - 179 Days	10	52	26	12	9	4	113
180+ Days	10	49	28	4	2	—	93
Foreclosure	2	13	11	—	—	—	26
	$5,085	$11,776	$3,087	$2,588	$2,113	$667	$25,316
Bankruptcy	$2	$19	$16	$7	$8	$2	$54

Cash Flows

Our cash flows for the years ended December 31, 2022, 2021, and 2020 are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating activities	$1,784,471	$(2,819,714)	$671,656
Investing activities	(1,867,474)	1,093,013	(15,367)
Financing activities	135,886	1,727,980	(702,641)
Net cash flows	$52,883	$1,279	$(46,352)

Our cash flows resulted in a net increase in cash of $52.9 million during 2022, as discussed below.

Operating activities

Net cash provided by operating activities totaled $1.8 billion during 2022, as compared to net cash used in operating activities of $2.8 billion during 2021 and net cash provided by operating activities of $671.7 million during 2020. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$1,417,213	$(2,704,816)	$(165,398)
Other	367,258	(114,898)	837,054
	$1,784,471	$(2,819,714)	$671,656

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the years presented as well as cash flows relating to associated hedging activities. Our inventory of loans acquired for sale decreased during the year ended December 31, 2022, as compared to 2021, resulting in the cash inflow relating to loans acquired for sale. The negative cash flows relating to loans acquired for sale during the years ended December 31, 2021 and 2020, respectively, reflect the increase in our loans acquired for sale inventory and the significant cash hedging costs that reduced cash inflows from loan sales by more than the decrease in our inventory of loans held for sale.

Investing activities

Net cash used in our investing activities was $1.9 billion during 2022, as compared to net cash provided by investing activities of $1.1 billion during 2021 and net cash used in investing activities of $15.4 million during 2020. During 2022, net cash was used in investing activities primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets partially offset by repayments from our investments in CRT arrangements.

Net cash provided by our investing activities was $1.1 billion during 2021 as compared to net cash used in investing activities of $15.4 million during 2020 due primarily to the $1.3 billion of distributions from CRT arrangements that were not replaced by new investments in CRT arrangements.

Financing activities

Net cash provided by our financing activities was $135.9 million during 2022, as compared to net cash provided by financing activities of $1.7 billion and net cash used in financing activities of $702.6 million during 2021 and 2020, respectively. The change during 2022 reflects the relative stability in the level of our investments during the year, as compared to the growth experienced during 2021. The change during 2021 reflects the increased borrowings to finance our investment activities.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent sellers, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, pursue our share repurchase program when determined to be advantageous and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements, which has allowed us to more closely match the terms of our borrowings to the expected lives of the assets securing those borrowings. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at the date presented, was 5.81 and 4.72 at December 31, 2022 and December 31, 2021, respectively.

On June 28, 2022, the Company, through its indirect subsidiary, PMT ISSUER TRUST—FMSR, issued an aggregate principal amount of $305 million in secured term notes (the “2022-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2022-FT1 Notes bear interest at a rate equal to United States 30 Day Average Secured Overnight Financing Rate, or SOFR, plus 4.19% per annum and will mature on June 25, 2027 or, if extended pursuant to the terms of the 2022-FT1 Notes Indenture Supplement, either June 25, 2028 or June 25, 2029. The 2022-FT1 Notes rank pari passu with the 2018-FT1 Notes, the 2021-FT2 Notes, and the Series 2017-MSRVF1 Notes issued by PMT ISSUER TRUST—FMSR.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2022	2021	2020
	(in thousands)
Average balance outstanding	$5,625,345	$6,161,755	$5,508,147
Maximum daily balance outstanding	$8,834,936	$8,882,538	$10,433,609
Ending balance	$6,616,528	$6,671,890	$6,309,418

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.6 billion at December 31, 2022.

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

Many of our debt financing agreements contain a condition precedent to obtaining additional funding that requires us to maintain positive net income for at least one (1) of the previous two consecutive quarters, or other similar measures. For the most recent fiscal quarter, the Company is compliant with all such conditions. However, we may be required to obtain waivers from certain lenders in the future if this condition precedent is not met.

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
•

A liquidity requirement equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 pandemic-related payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy the liquidity requirement, include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•

In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

•	In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

We believe that we and PLS are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac and issuers of Ginnie Mae securities. We believe that we and PLS were in compliance with the applicable Agencies’ revised requirements as of December 31, 2022.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2022, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between December 31, 2022 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2022:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$110,367
Goldman Sachs & Co. LLC	101,768
Citibank, N.A.	95,553
Barclays Capital Inc.	71,837
JPMorgan Chase & Co.	59,677
Wells Fargo Securities, LLC	18,527
Credit Suisse First Boston Mortgage Capital LLC	15,093
Morgan Stanley & Co. LLC	11,452
RBC Capital Markets, L.P.	8,996
Daiwa Capital Markets America Inc.	9,904
Amherst Pierpont Securities LLC	6,744
BNP Paribas Corporate & Institutional Banking	6,480
Nomura Holdings America, Inc	1,707
$518,105

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

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of loans, through June 30, 2020, PLS was entitled to a monthly fulfillment fee that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all loans purchased in such month, plus (b) in the case of all loans other than loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans. We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS purchased loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and, through June 30, 2020, a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that loans are held by us prior to purchase by PLS.

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
(iii)

$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans, and as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.

•	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by us before purchase by PLS.

PLS may also purchase conventional loans from us at our mutual consent subject to the same sourcing fees and other terms as their purchases of Ginnie Mae loans.

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

The Subordination Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements. To the extent there exists an event of default under the PC Repurchase Agreement or a “trigger event” (as defined in the Subordination Agreement), the Issuer Trust would be entitled to liquidate any and all of the collateral securing the PC Repurchase Agreement, including the ESS subject to the PMH Repurchase Agreement. PMH repaid all borrowings under this agreement in connection with PLS repurchasing the remaining balance of the ESS during the quarter ended March 31, 2021.

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

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on such MBS investments and will accelerate the fair value decline of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on such MBS investments.

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

Risk Management Activities

We engage in risk management activities primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk and its impact on our profitability, book value, and available liquidity, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily on our MSR investments as well as IRLCs and our inventory of loans held for sale. Our objective is to maintain our loss coverage levels within established thresholds while minimizing our hedging expense. We do not use derivative financial instruments other than IRLCs and repurchase agreement derivatives (both of which arise from our operations) for purposes other than in support of our risk management activities.

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

Generally, in a real estate market where values are rising or are expected to rise, the fair value of our investment in CRT arrangements would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, the fair values of CRT arrangements would be expected to decrease.

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

The following tables summarize the fair value sensitivity of the respective assets to changes in the market inputs that we believe most affect their fair values as of December 31, 2022.

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$394,796	$176,799	$120,005	$(125,362)	$(188,929)	$(501,175)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$221,745	$108,032	$53,330	$(52,004)	$(102,727)	$(200,497)
Prepayment speed	$221,309	$107,046	$52,668	$(51,044)	$(100,544)	$(195,201)
Annual per-loan cost of servicing	$70,515	$35,258	$17,629	$(17,629)	$(35,258)	$(70,515)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$42,115	$20,688	$10,246	$(10,114)	$(20,040)	$(39,400)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(119,403)	$(70,147)	$(31,008)	$24,864	$44,802	$60,627
Item 8.	Financial Statements and Supplementary Data

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

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

February 24, 2023

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by within 120 days after the end of fiscal year 2022.

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

The following table provides information as of December 31, 2022 concerning our common shares authorized for issuance under our 2019 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	444,299	$—	8,007,008
Equity compensation plans not approved by security holders (2)	—	—	—
Total	444,299	—	8,007,008

(1)	Represents equity awards outstanding under the 2019 Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	February 25, 2022

4.2	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.3	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.4	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.5	Specimen Certificate for 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.6	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.7	Second Supplemental Indenture, dated as of November 7, 2019, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	November 8, 2019

4.8	Third Supplemental Indenture, dated as of March 5, 2021, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	March 5, 2021

4.9	Form of 5.50% Exchangeable Senior Notes due 2024 (included in Exhibit 4.6).	8-K	November 8, 2019

4.10	Form of 5.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.7).	8-K	March 5, 2021

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

10.5

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco 2, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.6	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.7	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	10-Q	July 2, 2020

10.8	Amendment No. 1 to Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	May 7, 2021

10.9	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	August 6, 2021

10.10	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	November 5, 2021

10.11	Flow Servicing Agreement, dated as of June 1, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 5, 2022

10.12	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.13	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2021

10.14

Amendment No. 2 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of September 28, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of October 1, 2022.

		10-Q	November 3, 2022

10.15

Amendment No. 3 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 6, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of November 1, 2022.

*

10.16	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.17	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2021

10.18	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.19	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.20	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.21†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.22†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.23†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-K	March 1, 2018

10.24†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.25†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.26†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	February 26, 2019

10.27†	Form of Restricted Share Unit Award Agreement for Non-Employee Trustee under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2019).	10-Q	May 3, 2019

10.28†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2020 MBOs).	10-Q	May 8, 2020

10. 29†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.30†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2020).	10-Q	May 8, 2020

10.31†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2020).	10-Q	May 8, 2020

10.32†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.33†	Form of Performance Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.34†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non Employee Trustee) (2021).	10-Q	May 7, 2021

10.35†	Form of Restricted Stock Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2022).	10-Q	May 6, 2022

10.36	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.37

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC

		8-K	April 30, 2018

10.38

Amendment No. 2, dated as of July 31, 2020 to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	August 7, 2020

10.39

Amendment No. 3, dated as of October 20, 2020 to the Base Indenture dated as of  December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.40

Amendment No. 4, dated as of March 30, 2021, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

10.41

Amendment No. 5, dated as of June 28, 2022, to the Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 5, 2022

10.42	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	10-K	March 1, 2018

10.43

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

10.44

Amendment No. 2 to the Series 2017-VF1 Indenture Supplement, dated as of August 4, 2020, among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 10, 2020

10.45^

Amendment No. 3 to Series 2017-VF1 Indenture Supplement, dated as of August 9, 2021, by and among PMT ISSUER TRUST – FSMR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	November 5, 2021

10.46

Amendment No. 4 to Series 2017-VF1 Indenture Supplement, dated as of February 8, 2022, by and among PMT ISSUER TRUST – FSMR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	May 6, 2022

10.47

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.48

Series 2021-FT1 Indenture Supplement, dated as of March 30, 2021, to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 31, 2021

10.49

Series 2022-FT1 Indenture Supplement to Base Indenture, dated as of June 28, 2022, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 5, 2022

10.50	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.51	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.52	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.53	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.54	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.55	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.56

Joint Amendment No. 1 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 4, 2020, among PennyMac Mortgage Investment Trust, PennyMac Corp., Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch and Citibank, N.A.

		8-K	August 10, 2020

10.57 ˄

Joint Amendment No. 2 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 5 to the Pricing Side Letter, dated as of August 9, 2021 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

		8-K	November 5, 2021

10.58˄

Amendment No. 3 to the Series 2017-VF1 Repurchase Agreement, dated as of January 3, 2022, by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

		10-K	February 25, 2022

10.59

Joint Amendment No. 4 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 7 to the Pricing Side Letter, dated as of March 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

		10-Q	May 6, 2022

10.60

Joint Amendment No. 5 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 9 to the Pricing Side Letter, dated as of June 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

		10-Q	August 5, 2022

10.61

Joint Amendment No. 6 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of September 30, 2022 by and among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Corp. and PennyMac Mortgage Investment Trust.

		10-Q	November 3, 2022

10.62	Amended and Restated Guaranty, dated as of June 29, 2018 by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Island Branch and Citibank, N.A.	8-K	July 6, 2018

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (ii) the Consolidated Statements of income for the years ended December 31, 2022 and December 31, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) — Refer to Notes 3, 7 and 12 to the financial statements

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

Credit Risk Transfer Agreements and Credit Risk Transfer Strip Assets and Liabilities — Refer to Notes 2, 3, 6, 7 and 11 to the financial statements

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

The Company accounts for CRT agreements and CRT strip assets and liabilities at fair value and categorizes them as “Level 3” fair value assets and liabilities. The Company determines the fair value of the CRT agreements and CRT strip assets and liabilities based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT agreements and CRT strip assets and liabilities and the related deposits. The Company applies adjustments to the indications of fair value of the CRT strip assets and liabilities when contractual restrictions limit the Company’s ability to sell them. The fair value of the CRT agreements and CRT strip assets and liabilities are estimated by deducting the balance of the deposits securing the CRT arrangements from the estimated fair value of the certificates.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 24, 2023

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(in thousands, except share information)
ASSETS
Cash	$111,866	$58,983
Short-term investments at fair value	252,271	167,999
Mortgage-backed securities at fair value pledged to creditors	4,462,601	2,666,768
Loans acquired for sale at fair value ($1,801,368 and $4,059,479 pledged to creditors, respectively)	1,821,933	4,171,025
Loans at fair value ($1,510,148 and $1,564,924 pledged to creditors, respectively)	1,513,399	1,568,726
Derivative assets ($1,262 and $19,627 pledged to creditors, respectively)	84,940	34,238
Deposits securing credit risk transfer arrangements pledged to creditors	1,325,294	1,704,911
Mortgage servicing rights at fair value ($3,962,820 and $2,863,544 pledged to creditors, respectively)	4,012,737	2,892,855
Servicing advances ($100,888 and $93,455 pledged to creditors, respectively)	197,972	204,951
Due from PennyMac Financial Services, Inc.	3,560	15,953
Other ($3,297 and $7,293 pledged to creditors, respectively)	134,991	286,299
Total assets	$13,921,564	$13,772,708
LIABILITIES
Assets sold under agreements to repurchase	$6,616,528	$6,671,890
Mortgage loan participation purchase and sale agreements	—	49,988
Notes payable secured by credit risk transfer and mortgage servicing assets	2,804,028	2,471,961
Exchangeable senior notes	546,254	502,459
Asset-backed financing of variable interest entities at fair value	1,414,955	1,469,999
Interest-only security payable at fair value	21,925	10,593
Derivative and credit risk transfer strip liabilities at fair value	167,226	42,206
Accounts payable and accrued liabilities	160,212	96,156
Due to PennyMac Financial Services, Inc.	36,372	40,091
Income taxes payable	151,778	9,598
Liability for losses under representations and warranties	39,471	40,249
Total liabilities	11,958,749	11,405,190

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 88,888,889 and 94,897,255 common shares, respectively	889	949
Additional paid-in capital	1,947,266	2,081,757
Accumulated deficit	(526,822)	(256,670)
Total shareholders’ equity	1,962,815	2,367,518
Total liabilities and shareholders’ equity	$13,921,564	$13,772,708

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	December 31,	December 31,
	2022	2021
	(in thousands)
ASSETS
Loans at fair value	$1,509,942	$1,564,565
Derivative assets at fair value	1,262	19,627
Deposits securing credit risk transfer arrangements	1,325,294	1,704,911
Other—interest receivable	4,343	3,701
	$2,840,841	$3,292,804
LIABILITIES
Asset-backed financings at fair value	$1,414,955	$1,469,999
Derivative and credit risk transfer strip liabilities at fair value	160,553	27,500
Interest-only security payable at fair value	21,925	10,593
Accounts payable and accrued liabilities—interest payable	4,343	3,701
	$1,601,776	$1,511,793

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$625,210	$526,245	$406,060
Other	26,041	69,101	56,457
	651,251	595,346	462,517
Change in fair value of mortgage servicing rights	449,435	(337,186)	(938,937)
Mortgage servicing rights hedging results	(204,879)	(345,041)	601,743
	895,807	(86,881)	125,323
From PennyMac Financial Services, Inc.	13,744	50,859	28,373
	909,551	(36,022)	153,696
Net (losses) gains on investments and financings:
From nonaffiliates	(658,787)	302,428	(148,156)
From PennyMac Financial Services, Inc.	—	1,651	(22,729)
	(658,787)	304,079	(170,885)
Net gains on loans acquired for sale:
From nonaffiliates	20,724	80,801	368,885
From PennyMac Financial Services, Inc.	4,968	6,472	11,037
	25,692	87,273	379,922
Loan origination fees	52,085	170,672	147,272
Net interest expense:
Interest income:
From nonaffiliates	383,794	193,959	213,717
From PennyMac Financial Services, Inc.	—	1,280	8,418
	383,794	195,239	222,135
Interest expense:
To nonaffiliates	410,420	304,350	267,445
To PennyMac Financial Services, Inc.	—	387	3,325
	410,420	304,737	270,770
Net interest expense	(26,626)	(109,498)	(48,635)
Results of real estate acquired in settlement of loans	496	3,075	5,465
Other	1,360	718	2,516
Net investment income	303,771	420,297	469,351
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	81,915	80,658	67,181
Loan fulfillment fees	67,991	178,927	222,200
Management fees	31,065	37,801	34,538
Loan origination	12,036	28,792	26,437
Professional services	9,569	11,148	6,405
Safekeeping	8,201	9,087	7,090
Compensation	5,941	4,000	3,890
Loan collection and liquidation	5,396	11,279	10,363
Other	18,570	13,944	11,517
Total expenses	240,684	375,636	389,621
Income before provision for (benefit from) income taxes	63,087	44,661	79,730
Provision for (benefit from) income taxes	136,374	(12,193)	27,357
Net (loss) income	(73,287)	56,854	52,373
Dividends on preferred shares	41,819	30,891	24,938
Net (loss) income attributable to common shareholders	$(115,106)	$25,963	$27,435
(Loss) earnings per common share
Basic	$(1.26)	$0.26	$0.27
Diluted	$(1.26)	$0.26	$0.27
Weighted average common shares outstanding
Basic	91,434	97,402	99,373
Diluted	91,434	97,402	99,373

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2019	12,400	$299,707	100,182	$1,002	$2,127,889	$22,317	$2,450,915
Net income	—	—	—	—	—	52,373	52,373
Share-based compensation	—	—	207	2	663	—	665
Issuance of common shares	—	—	241	2	5,652	—	5,654
Issuance cost relating to common shares	—	—	—	—	(57)	—	(57)
Dividends:
Preferred shares	—	—	—	—	—	(24,945)	(24,945)
Common shares ($1.52 per share)	—	—	—	—	—	(150,479)	(150,479)
Repurchase of common shares	—	—	(2,767)	(27)	(37,240)	—	(37,267)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	56,854	56,854
Share-based compensation	—	—	133	1	1,688	—	1,689
Issuance of exchangeable notes with cash conversion option	—	—	—	—	39,986	—	39,986
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance costs relating to preferred shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(30,146)	(30,146)
Common shares ($1.88 per share)	—	—	—	—	—	(182,644)	(182,644)
Repurchase of common shares	—	—	(3,099)	(31)	(56,824)	—	(56,855)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(73,287)	(73,287)
Share-based compensation	—	—	86	1	3,787	—	3,788
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.81 per share)	—	—	—	—	—	(164,440)	(164,440)
Repurchase of common shares	—	—	(6,094)	(61)	(87,931)	—	(87,992)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(73,287)	$56,854	$52,373
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Change in fair value of mortgage servicing rights	(449,435)	337,186	938,937
Mortgage servicing rights hedging results	204,879	345,041	(601,743)
Net losses (gains) on investments and financings	658,787	(304,079)	170,885
Net gains on loans acquired for sale	(25,692)	(87,273)	(379,922)
Capitalization of interest and fees on loans at fair value	—	(251)	—
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	—	(1,280)	(8,418)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(9,815)	9,803	24,712
Amortization of debt issuance costs	16,563	27,156	18,987
Results of real estate acquired in settlement of loans	(496)	(3,075)	(5,465)
Share-based compensation expense	4,310	2,419	2,294
Gain on early extinguishment of debt	—	—	(1,738)
Purchase of loans acquired for sale from nonaffiliates	(87,844,404)	(181,370,296)	(167,768,999)
Purchase of loans acquired for sale from PennyMac Financial Services, Inc.	(298,862)	—	(2,248,896)
Sale to nonaffiliates and repayment of loans acquired for sale	39,077,156	110,919,477	106,306,805
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	50,575,617	67,851,630	63,618,185
Repurchase of loans subject to representation and warranties	(92,294)	(105,627)	(72,493)
Decrease (increase) in servicing advances	6,979	(83,219)	(73,129)
Decrease (increase) in due from PennyMac Financial Services, Inc.	12,393	(7,744)	(5,244)
(Increase) decrease in other assets	(189,551)	(318,237)	604,211
Increase (decrease) in accounts payable and accrued liabilities	73,162	(27,320)	34,836
(Decrease) increase in due to PennyMac Financial Services, Inc.	(3,719)	(46,914)	38,406
Settlement of repurchase agreement derivatives	—	—	5,328
Increase (decrease) in income taxes payable	142,180	(13,965)	21,744
Net cash provided by (used in) operating activities	1,784,471	(2,819,714)	671,656
Cash flows from investing activities
Net increase in short-term investments	(84,272)	(40,704)	(36,459)
Purchase of mortgage-backed securities	(3,718,093)	(2,232,923)	(2,332,096)
Sale and repayment of mortgage-backed securities	1,358,199	1,696,400	3,022,336
Purchase of subordinate mortgage pass-through security associated with consolidated variable interest entity	—	(28,815)	—
Repayment and sale of loans at fair value	159,647	122,260	114,553
Repurchase of loans at fair value	—	—	(1,058)
Settlement and repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	—	134,624	32,377
Net settlement of derivative financial instruments	25,489	3,863	(8,029)
Settlement of firm commitment to purchase credit risk transfer securities	—	—	128,786
Deposit of cash securing credit risk transfer arrangements	—	—	(1,700,000)
Distribution from credit risk transfer arrangements	478,388	1,300,061	871,485
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(104)	—	—
Sale of mortgage servicing rights	—	—	7
Sale of real estate acquired in settlement of loans	7,999	17,096	43,505
(Increase) decrease in margin deposits	(94,727)	121,151	(150,774)
Net cash (used in) provided by investing activities	(1,867,474)	1,093,013	(15,367)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	121,017,757	193,729,139	190,821,908
Repurchase of assets sold under agreements to repurchase	(121,073,659)	(193,372,527)	(191,152,716)
Issuance of mortgage loan participation purchase and sale agreements	3,742,870	4,172,863	5,159,029
Repayment of mortgage loan participation purchase and sale agreements	(3,792,858)	(4,139,725)	(5,142,178)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	944,999	2,022,127	850,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(611,943)	(1,472,508)	(622,549)
Issuance of exchangeable senior notes	—	345,000	—
Repayment of exchangeable senior notes	—	—	(248,262)
Issuance of asset-backed financings	382,423	690,550	—
Repayment of asset-backed financings	(155,654)	(115,137)	(107,333)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	(80,862)	(26,650)
Payment of debt issuance costs	(14,170)	(21,007)	(23,990)
Payment of dividends to preferred shareholders	(41,819)	(30,146)	(24,945)
Payment of dividends to common shareholders	(173,546)	(183,973)	(151,580)
Issuance of preferred shares	—	250,000	—
Payment of issuance costs related to preferred shares	—	(8,225)	—
Payment of vested share-based compensation tax withholdings	(522)	(730)	(1,629)
Issuance of common shares	—	—	5,654
Payment of issuance costs related to common shares	—	—	(57)
Payment of contingent underwriting fees payable related to common shares	—	(4)	(76)
Repurchase of common shares	(87,992)	(56,855)	(37,267)
Net cash provided by (used in) financing activities	135,886	1,727,980	(702,641)
Net increase (decrease) in cash	52,883	1,279	(46,352)
Cash at beginning of year	58,983	57,704	104,056
Cash at end of year	$111,866	$58,983	$57,704
Supplemental cash flow information
(Refunds) payments, net:
Income taxes	$(5,806)	$1,771	$5,613
Interest	$368,671	$298,862	$290,225
Non-cash investing activities:
Retention of subordinate mortgage-backed securities in loan securitizations	$23,485	$42,256	$—
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$405,908	$1,542,333	$—
Recombination of MSRs to loans at fair value resulting from initial consolidation of variable interest entity	$—	$9,824	$—
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$—	$1,166
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$—	$557	$2,093
Transfer of firm commitment to purchase CRT securities to investment securities	$—	$—	$178,501
Receipt of mortgage servicing rights as proceeds from sales of loans	$670,343	$1,484,629	$1,158,475
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$382,423	$1,471,262	$—
Dividends declared, not paid	$35,658	$44,764	$46,093

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements, including CRT agreements (“CRT Agreements”) and other CRT securities (together, “CRT arrangements”), subordinate mortgage-backed securities (“MBS”), distressed loans and real estate.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) purchased from PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company, Agency and senior non-Agency MBS and the related interest rate hedging activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both subsidiaries of PFSI.

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

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of recently-originated loans into Fannie Mae-guaranteed securitizations while either:

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

The Company also invests in subordinate MBS which are among the first beneficial interests in those securitizations to absorb credit losses on the underlying loans.

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to the GSEs or other entities without the retention of such credit risk.

CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance which also includes those subject to the forbearance provided in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in other CRT securities requires PMT to absorb losses only when the reference loans realize actual losses.

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

•

The fair value of CRT arrangements and subordinate MBS is sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and

•	The fair value of Agency and senior non-Agency MBS is sensitive to changes in market interest rates.

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

SPEs are generally VIEs. A VIE is an entity having either a total equity investment at risk that is insufficient to finance its activities without additional subordinate financial support or whose equity investors at risk lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE’s net assets.

PMT consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company evaluates whether it is the primary beneficiary of a VIE on an ongoing basis.

The Company also evaluates the securitization trust holding the assets to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust.

Credit Risk Transfer Arrangements

The Company holds CRT arrangements with Fannie Mae, pursuant to which PennyMac Corp. (“PMC”), through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed loan securitizations while retaining Recourse Obligations for credit losses and IO ownership interests in such loans. Loans subject to the CRT arrangements were transferred by PMC to subsidiary trust entities which sold the loans into Fannie Mae loan securitizations. Transfers of loans subject to CRT arrangements received sale accounting treatment.

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interests in the form of derivative and interest-only strip assets and liabilities, the deposits pledged to fulfill the Recourse Obligations and an interest only security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and interest-only strip assets and liabilities related to CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS backed by loans secured by investment properties in transactions sponsored by PMC or a nonaffiliate. Subordinate MBS provide the Company with a higher yield than senior securities. However, the Company retains credit risk in the subordinate MBS since they are the first securities to absorb credit losses relating to the underlying loans.

Cash inflows from the loans underlying subordinate MBS are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. The rights of holders of the subordinate certificates to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinate certificates, including those held by the Company, until they are fully repaid.

The Company has concluded that the trusts holding the assets underlying certain of these transactions are VIEs. The Company has concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the trusts that most significantly impact the trusts’ economic performance and, as a holder of subordinate securities, that PMT is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates the VIEs where it holds subordinate interests and services the majority of the loans held in the VIEs.

Jumbo Loan Securitization Transaction

On September 30, 2013, the Company completed a securitization transaction in which a VIE issued $537.0 million in unpaid principal balance (“UPB”) of certificates backed by fixed-rate prime jumbo loans at a 3.9% weighted cost.

The securities issued by the VIE are backed by the expected cash flows from its underlying fixed-rate prime jumbo loans. Cash inflows from these fixed-rate prime jumbo loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. After the senior certificates are repaid, substantially all cash inflows will be directed to the subordinate certificates until fully repaid and, thereafter, to the residual interest in the trust that the Company owns.

The Company holds beneficial interests in the securitization transaction, including subordinate certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinate interests in the securitized assets, which are the first beneficial interests to absorb credit losses on those assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinate and residual interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

The VIE is consolidated by PMT as the Company determined that it is the primary beneficiary of the VIE. The Company concluded that it is the primary beneficiary of the VIE as it has the power, through its affiliate, PLS, in its role as servicer of the loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and the subordinate and residual interest trust certificates expose PMT to losses and returns that could potentially be significant to the VIE.

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

Mortgage-Backed Securities

The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period results of operations. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net (losses) gains on investments and financings. Purchases and sales of MBS are recorded as of the trade date. The Company categorizes its investments in MBS as “Level 2” fair value assets.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Company estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Company updates its cash flow estimates monthly.

Loans

Loans are carried at their fair values with changes in fair value recognized in current period results of operations. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net (losses) gains on investments and financings for loans classified as Loans at fair value and Net gains on loans acquired for sale for loans classified as Loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of operations. The Company categorizes its Loans acquired for sale at fair value that are readily saleable into active markets with observable inputs that are significant to their fair values and its Loans at fair value held in VIEs as “Level 2” fair value assets. The Company categorizes all other loans as “Level 3” fair value assets.

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
•

CRT Agreements whereby the Company retained a Recourse Obligation relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•	The Company is exposed to loss if market mortgage interest rates increase because market interest rate increases generally cause the fair value of MBS, IRLCs and loans acquired for sale to decrease.
•	The Company is exposed to losses if market mortgage interest rates decrease because market interest rate decreases generally cause the fair value of MSRs and ESS to decrease.

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

Firm Commitment to Purchase Credit Risk Transfer Securities

The Company carried its firm commitment to purchase CRT securities at fair value. The firm commitment to purchase CRT securities was recognized initially as a component of Net gains on loans acquired for sale. Subsequent changes in fair value were recorded in Net (losses) gains on investments and financings. The Company categorized its firm commitment to purchase CRT securities as a “Level 3” fair value asset or liability.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (“REO”) is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan immediately before acquisition of the property in settlement of a loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of operations under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as a “Level 3” fair value asset.

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

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the loans’ investors to fund property tax and insurance premiums for impounded loans with inadequate impound balances and for non-impounded loans with delinquent property taxes or insurance premiums and out of pocket collection costs for delinquent loans (e.g., preservation and restoration of mortgaged property, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability. Servicing advances are written off when they are deemed uncollectible.

Borrowings

Borrowings, other than Asset-backed financings at fair value and Interest-only security payable at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements and premiums received relating to advances under the facilities are included in the carrying value of the borrowing facilities and are accrued to Interest expense over the term of revolving borrowing facilities on the straight-line basis and over non-revolving borrowings’ contractual lives using the interest method.

Asset-backed financings at Fair Value and Interest-only security payable at fair value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financings and interest only security payable are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the loans held by the consolidated VIEs. Asset-backed financings of the VIEs and Interest-only security payable at fair value are carried at fair value. Changes in fair value are recognized in current period results of operations as a component of Net (losses) gains on investments and financings. The Company categorizes asset-backed financings of the consolidated VIEs at fair value as “Level 2” fair value liabilities and the Interest-only security payable at fair value as a “Level 3” fair value liability.

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

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current UPB of loans sold by PMT to date represents the maximum exposure to repurchases related to representations and warranties.

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing residential loans. Loan servicing activities are described under Mortgage servicing rights above. The Company’s obligation under its loan servicing agreements is fulfilled as the Company services the loans.

Loan servicing fee amounts are based upon fee rates established at the time a loan sale or securitization is entered into and upon the unpaid principal balance of the loans. Loan servicing fees are recognized in the period in which they are earned.

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

Accounting Standard Adopted in 2022

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

As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized accrual of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022. The adoption of ASU 2020-06 reduced Interest expense by approximately $7.1 million for the year ended December 31, 2022, as the result of the reclassification of the issuance discount.

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

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee, which, through June 30, 2020, ranged from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS. The Company may also sell conventional loans to PLS under the same arrangement subject to mutual agreement between the parties.

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows.

Fulfillment and sourcing fees are summarized below:

•	Fulfillment fees shall not exceed the following:
(iv)

the number of loan commitments issued by the Company multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

(v)	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
(vi)

$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans, and as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.

•	Sourcing fees range from one to two basis points of the UPB, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Loan fulfillment fees earned by PLS	$67,991	$178,927	$222,200
UPB of loans fulfilled by PLS	$37,090,031	$110,003,574	$100,389,252

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$4,968	$6,472	$11,037
UPB of loans sold to PLS	$49,680,267	$64,774,728	$60,540,530

Purchases of loans acquired for sale from PLS	$298,862	$—	$2,248,896

Tax service fees paid to PLS	$8,418	$26,126	$23,408

	December 31, 2022	December 31, 2021
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$159,671	$314,995

Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

Following is a summary of loan servicing fees earned by PLS:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$1,018	$2,363	$2,067
Loans at fair value	529	505	807
MSRs	80,368	77,790	64,307
	$81,915	$80,658	$67,181
Average investment in:
Loans acquired for sale at fair value	$1,938,470	$4,135,140	$3,469,392
Loans at fair value	$1,615,982	$481,433	$223,628
Average MSR portfolio UPB	$222,847,593	$196,996,623	$147,832,880

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to its common shares of beneficial interest (“Common Shares”) calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between PCM and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Equity” is the weighted average of the issue price per Common Share of all of the Company’s public offerings, multiplied by the weighted average number of Common Shares outstanding (including restricted share units) in the rolling four-quarter period.

“High watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “equity”) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If “net income” is lower than the target yield, the high watermark is increased by the difference. If the “net income” is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until the “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Base management	$31,065	$34,794	$34,538
Performance incentive	—	3,007	—
	$31,065	$37,801	$34,538
Average shareholders' equity amounts used to calculate base management fee expense	$2,079,851	$2,348,395	$2,330,154

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$23,829	$18,812	$22,583
Common overhead incurred by PCM and its affiliates	8,588	4,906	5,172
Compensation	660	660	570
	$33,077	$24,378	$28,325
Payments and settlements during the year (1)	$144,012	$284,381	$378,162

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

To the extent PLS refinances any of the loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae loans is not equal to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle its recapture liability to the Company in cash in an amount equal to such fair market value in lieu of transferring such ESS.

The remaining balance of the ESS was repaid during the quarter ended March 31, 2021.

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2021	2020
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$557	$2,093
Repayments	$134,624	$32,377
Interest income	$1,280	$8,418
Net gain (loss) included in Net (losses) gains on investments and financings:
Valuation changes	$1,037	$(24,970)
Recapture income	614	2,241
	$1,651	$(22,729)

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both December 31, 2022 and December 31, 2021.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2021	2020
	(in thousands)
Net repayments of assets sold under agreements to repurchase	$80,862	$26,650
Interest expense	$387	$3,325

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2022	December 31, 2021
	(in thousands)
Due from PFSI-Miscellaneous receivables	$3,560	$15,953

Due to PFSI:
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	$11,447	$15,431
Management fees	7,307	8,918
Correspondent production fees	6,835	8,894
Loan servicing fees	6,740	6,848
Fulfillment fees	4,043	—
	$36,372	$40,091

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2022	December 31, 2021
	(in thousands)
Loan servicing advances	$197,972	$204,951
Real estate acquired in settlement of loans	3,479	7,115
	$201,451	$212,066

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows:
Proceeds from sales	$39,077,156	$110,919,477	$106,306,805
Loan servicing fees received	$625,210	$526,245	$406,060

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2022	December 31, 2021
	(in thousands)
UPB of loans outstanding	$229,858,573	$215,927,495
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,903,007	$1,148,542
90 or more days delinquent:
Not in foreclosure	$880,841	$1,726,488
In foreclosure	$70,921	$36,658
Bankruptcy	$123,239	$130,582
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$176,346	$169,654
90 days or more	$464,694	$614,882
Custodial funds managed by the Company (2)	$1,783,157	$3,823,527

(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
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

Credit Risk Transfer Arrangements

The Company has previously entered into certain loan sales arrangements pursuant to which it accepts credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on such loans and include CRT Agreements, CRT strips and sales of loans that include firm commitments to purchase CRT securities.

The Company, through its subsidiary, PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans. CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance, which also includes those subject to the forbearance provided in the CARES Act)

trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. The Company placed Deposits securing CRT arrangements into the subsidiary trust entities to secure its Recourse Obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and are the sole source of settlement of losses under the CRT Agreements. The Company recognizes its IO ownership interests and Recourse Obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities.

Effective in June 2018, the Company began entering into a different type of CRT arrangement. Under the new arrangement, the Company sold loans subject to agreements that required PMT to purchase securities that absorb incurred credit losses on such loans. Unlike the CRT Agreements, these CRT securities require the Company to absorb losses only when the reference loans realize credit losses. The Company recognized these firm purchase commitments initially as a component of Net gains on loans acquired for sale; subsequent changes in fair value were recognized in Net (losses) gains on investments and financings. The final sales of loans subject to this type of CRT arrangement were made during September 2020.

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

The Company’s exposure to losses under its Recourse Obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the underlying loans subject to each CRT arrangement is reduced through repayments, the percentage exposure of each CRT arrangement will increase to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses does not increase.

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
UPB of loans sold			$18,277,263
Investments:
Deposits securing CRT arrangements			$1,700,000
Change in expected face amount of firm commitment to purchase CRT securities			(1,502,203)
			$197,797
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$38,382	$93,837	$(53,965)
Valuation changes	(42,220)	(12,829)	(82,633)
	(3,838)	81,008	(136,598)
CRT strips
Realized	60,389	111,872	54,929
Valuation changes	(110,356)	175,955	(79,221)
	(49,967)	287,827	(24,292)
Interest-only security payable at fair value	(11,332)	164	14,952
	(65,137)	368,999	(145,938)
Firm commitments to purchase CRT securities	—	—	(121,067)
	(65,137)	368,999	(267,005)
Net gains on loans acquired for sale — Fair value of firm commitment to purchase CRT securities recognized upon sale of loans	—	—	(38,161)
Interest income — Deposits securing CRT arrangements	21,324	559	7,012
	$(43,813)	$369,558	$(298,154)

Net (recoveries received) payments made to settle (recoveries) losses on CRT arrangements	$(19,016)	$(62,387)	$115,475

	December 31, 2022	December 31, 2021
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(22,098)	$18,964
CRT strips	(137,193)	(26,837)
	$(159,291)	$(7,873)

Deposits securing CRT arrangements	$1,325,294	$1,704,911
Interest-only security payable at fair value	$21,925	$10,593

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$1,262	$19,627
Deposits securing CRT arrangements (1)	$1,325,294	$1,704,911

UPB of loans underlying CRT arrangements	$25,315,524	$30,808,907
Collection status (UPB):
Delinquency (2)
Current	$24,673,719	$29,581,803
30-89 days delinquent	$409,049	$349,291
90-180 days delinquent	$112,286	$120,775
180 or more days delinquent	$93,717	$748,576
Foreclosure	$26,753	$8,462
Bankruptcy	$54,395	$64,694
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$35,388	$44,015
90-180 days delinquent	$39,033	$57,815
180 or more days delinquent	$35,588	$174,041

(1)	Deposits securing credit risk transfer strip liabilities also secure $160.6 million and $27.5 million in CRT strip and CRT derivative liabilities at December 31, 2022 and 2021, respectively.
(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

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

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing these subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

•

Certain of the Company’s investments in subordinate MBS either do not expose the Company to losses or residual returns that could be significant to the issuing VIE or the Company has concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. These investments are classified as subordinate credit-linked securities in its investment in MBS as shown in Note 8 – Mortgage-Backed Securities.

•

For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a holder of subordinate securities, is exposed to losses or residual returns that could potentially be significant to the VIEs. Therefore, PMT consolidates the VIEs that issue those subordinate MBS.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIEs on its consolidated statements of operations.

Following is a summary of the Company’s investment in subordinate mortgage-backed securities held in consolidated VIEs:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Fair value changes:
Loans at fair value	$(301,164)	$(12,536)	$(6,617)
Asset-backed financings at fair value	$283,586	$19,708	$5,519
Interest income	$59,263	$17,014	$10,609
Interest expense	$53,570	$15,076	$10,971

	December 31, 2022	December 31, 2021
	(in thousands)
Loans at fair value	$1,509,942	$1,564,565
Asset-backed financings at fair value	$1,414,955	$1,469,999
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$84,044	$85,266

Note 7—Fair Value

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets, firm commitment to purchase CRT securities and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company also identified PMT’s asset-backed financings of VIEs and interest only security payable to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$252,271	$—	$—	$252,271
Mortgage-backed securities at fair value	—	4,462,601	—	4,462,601
Loans acquired for sale at fair value	—	1,811,225	10,708	1,821,933
Loans at fair value	—	1,509,942	3,457	1,513,399
Derivative assets:
Call options on interest rate futures purchase contracts	2,906	—	—	2,906
Put options on interest rate futures purchase contracts	8,130	—	—	8,130
Forward purchase contracts	—	418	—	418
Forward sale contracts	—	43,435	—	43,435
MBS put options	—	2,783	—	2,783
CRT derivatives	—	—	1,262	1,262
Interest rate lock commitments	—	—	3,877	3,877
Total derivative assets before netting	11,036	46,636	5,139	62,811
Netting	—	—	—	22,129
Total derivative assets after netting	11,036	46,636	5,139	84,940
Mortgage servicing rights at fair value	—	—	4,012,737	4,012,737
	$263,307	$7,830,404	$4,032,041	$12,147,881
Liabilities:
Asset-backed financings at fair value	$—	$1,414,955	$—	$1,414,955
Interest-only security payable at fair value	—	—	21,925	21,925
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	15,196	—	15,196
Forward sales contracts	—	17,279	—	17,279
CRT derivatives	—	—	23,360	23,360
Interest rate lock commitments	—	—	4,355	4,355
Total derivative liabilities before netting	—	32,475	27,715	60,190
Netting	—	—	—	(30,157)
Total derivative liabilities after netting	—	32,475	27,715	30,033
Credit risk transfer strips	—	—	137,193	137,193
Total derivative and credit risk transfer strip liabilities	—	32,475	164,908	167,226
	$—	$1,447,430	$186,833	$1,604,106

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$167,999	$—	$—	$167,999
Mortgage-backed securities at fair value	—	2,666,768	—	2,666,768
Loans acquired for sale at fair value	—	4,140,896	30,129	4,171,025
Loans at fair value	—	1,564,565	4,161	1,568,726
Derivative assets:
Call options on interest rate futures purchase contracts	2,828	—	—	2,828
Put options on interest rate futures purchase contracts	3,180	—	—	3,180
Forward purchase contracts	—	5,806	—	5,806
Forward sale contracts	—	6,307	—	6,307
MBS put options	—	3,662	—	3,662
Swaption purchase contracts	—	39	—	39
CRT derivatives	—	—	19,627	19,627
Interest rate lock commitments	—	—	3,897	3,897
Total derivative assets before netting	6,008	15,814	23,524	45,346
Netting	—	—	—	(11,108)
Total derivative assets after netting	6,008	15,814	23,524	34,238
Mortgage servicing rights at fair value	—	—	2,892,855	2,892,855
	$174,007	$8,388,043	$2,950,669	$11,501,611
Liabilities:
Asset-backed financings at fair value	$—	$1,469,999	$—	$1,469,999
Interest-only security payable at fair value	—	—	10,593	10,593
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	3,620	—	3,620
Forward sales contracts	—	13,782	—	13,782
CRT derivatives	—	—	663	663
Interest rate lock commitments	—	—	1,446	1,446
Total derivative liabilities before netting	—	17,402	2,109	19,511
Netting	—	—	—	(4,142)
Total derivative liabilities after netting	—	17,402	2,109	15,369
Credit risk transfer strips	—	—	26,837	26,837
Total derivative and credit risk transfer strip liabilities	—	17,402	28,946	42,206
	$—	$1,487,401	$39,539	$1,522,798

The following is a summary of changes in items measured at fair value on a recurring basis using “Level 3” inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	13,619	—	—	(87,393)	—	—	(73,774)
Repayments and sales	(29,674)	(1,390)	(37,224)	—	(60,389)	—	(128,677)
Amounts received pursuant to sales of loans	—	—	—	—	—	670,343	670,343
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(3,366)	686	(3,838)	(234,146)	(49,967)	449,435	158,804
	(3,366)	686	(3,838)	(234,146)	(49,967)	449,435	158,804
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	318,610	—	—	318,610
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	104	104
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Changes in fair value recognized during the year relating to assets still held at December 31, 2022	$(1,098)	$196	$(42,220)	$(478)	$(110,356)	$449,435	$295,479

(1)	For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	11,332
11,332
Balance, December 31, 2022	$21,925
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2022	$11,332

	Year ended December 31, 2021
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$1,755,236	$1,830,277
Purchases and issuances	86,285	—	—	—	76,934	—	—	163,219
Repayments and sales	(90,603)	(5,121)	(134,624)	(93,839)	—	(111,872)	—	(436,059)
Capitalization of interest	—	251	1,280	—	—	—	—	1,531
ESS received pursuant to a recapture agreement with PFSI	—	—	557	—	—	—	—	557
Amounts received pursuant to sales of loans	—	—	—	—	—	—	1,484,629	1,484,629
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	572	610	1,037	81,008	(156,840)	287,827	(337,186)	(122,972)
	572	610	1,037	81,008	(156,840)	287,827	(337,186)	(122,972)
Transfers of:
Loans from REO	—	394	—	—	—	—	—	394
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	9,971	—	—	9,971
Recombination of MSRs with loans at fair value resulting from consolidation of a VIE	—	—	—	—	—	—	(9,824)	(9,824)
Balance, December 31, 2021	$30,129	$4,161	$—	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Changes in fair value recognized during the year relating to assets still held at December 31, 2021	$(157)	$(371)	$—	$(12,829)	$2,451	$175,955	$(337,186)	$(172,137)

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(164)
(164)
Balance, December 31, 2021	$10,593
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2021	$(164)

	Year ended December 31, 2020
Assets (1)	Loans acquired for sale	Loans at fair value	Excess servicing spread	CRT derivatives	Interest rate lock commitments	CRT strips	Repurchase agreement derivatives	Firm commitments to purchase CRT securities	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2019	$18,567	$14,426	$178,586	$115,863	$11,154	$54,930	$5,275	$109,513	$1,535,705	$2,044,019
Purchases and issuances	74,339	1,058	—	—	369,802	—	—	—	—	445,199
Repayments and sales	(58,290)	(5,734)	(32,377)	52,530	—	(54,929)	(5,328)	(128,786)	(7)	(232,921)
Capitalization of interest	—	—	8,418	—	—	—	—	—	—	8,418
ESS received pursuant to a recapture agreement with PFSI	—	—	2,093	—	—	—	—	—	—	2,093
Amounts (incurred) received pursuant to sales of loans	—	—	—	—	—	—	—	(38,161)	1,158,475	1,120,314
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—	—	—
Other factors	(741)	(837)	(24,970)	(136,598)	536,943	(24,292)	53	(121,067)	(938,937)	(710,446)
	(741)	(837)	(24,970)	(136,598)	536,943	(24,292)	53	(121,067)	(938,937)	(710,446)
Transfers of:
Loans to REO	—	(886)	—	—	—	—	—	—	—	(886)
Firm commitment to purchase CRT securities to CRT strips	—	—	—	—	—	(178,501)	—	178,501	—	—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(845,513)	—	—	—	—	(845,513)
Balance, December 31, 2020	$33,875	$8,027	$131,750	$31,795	$72,386	$(202,792)	$—	$—	$1,755,236	$1,830,277
Changes in fair value recognized during the year relating to assets still held at December 31, 2020	$(899)	$(1,033)	$(24,970)	$(82,633)	$72,386	$(79,221)	$—	$—	$(938,937)	$(1,055,307)

(1)	For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)	The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2020
(in thousands)
Interest-only security payable:
Balance, December 31, 2019	$25,709
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(14,952)
(14,952)
Balance, December 31, 2020	$10,757
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2020	$(14,952)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	December 31, 2022			December 31, 2021
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,819,551	$1,795,445	$24,106	$4,166,177	$4,048,967	$117,210
90 or more days delinquent:
Not in foreclosure	1,666	1,927	(261)	4,848	5,801	(953)
In foreclosure	716	809	(93)	—	—	—
	2,382	2,736	(354)	4,848	5,801	(953)
	$1,821,933	$1,798,181	$23,752	$4,171,025	$4,054,768	$116,257
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,508,540	$1,788,911	$(280,371)	$1,561,794	$1,514,575	$47,219
90 or more days delinquent:
Not in foreclosure	1,231	1,642	(411)	2,141	2,722	(581)
In foreclosure	171	226	(55)	630	809	(179)
	1,402	1,868	(466)	2,771	3,531	(760)
	1,509,942	1,790,779	(280,837)	1,564,565	1,518,106	46,459
Distressed:
Current through 89 days delinquent	498	682	(184)	782	1,455	(673)
90 or more days delinquent:
Not in foreclosure	1,230	2,964	(1,734)	1,181	3,824	(2,643)
In foreclosure	1,729	2,728	(999)	2,198	5,490	(3,292)
	2,959	5,692	(2,733)	3,379	9,314	(5,935)
	3,457	6,374	(2,917)	4,161	10,769	(6,608)
	$1,513,399	$1,797,153	$(283,754)	$1,568,726	$1,528,875	$39,851

Following are the changes in fair value included in current period results of operations by consolidated statements of operations line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2022
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(576,758)	$—	$12,697	$(564,061)
Loans acquired for sale at fair value	—	—	(539,102)	—	(539,102)
Loans at fair value	—	(300,478)	—	(1,109)	(301,587)
Credit risk transfer strips	—	(49,967)	—	—	(49,967)
MSRs at fair value	449,435	—	—	—	449,435
	$449,435	$(927,203)	$(539,102)	$11,588	$(1,005,282)
Liabilities:
Interest-only security payable at fair value	$—	$(11,332)	$—	$—	$(11,332)
Asset-backed financings at fair value	—	283,586	—	1,773	285,359
	$—	$272,254	$—	$1,773	$274,027

	Year ended December 31, 2021
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(74,354)	$—	$(9,323)	$(83,677)
Loans acquired for sale at fair value	—	—	3,960	—	3,960
Loans at fair value	—	(11,925)	—	(1,624)	(13,549)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	287,827	—	—	287,827
MSRs at fair value	(337,186)	—	—	—	(337,186)
	$(337,186)	$202,585	$3,960	$(9,667)	$(140,308)
Liabilities:
Interest-only security payable at fair value	$—	$164	$—	$—	$164
Asset-backed financings at fair value	—	19,708	—	(1,144)	18,564
	$—	$19,872	$—	$(1,144)	$18,728

	Year ended December 31, 2020
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$87,852	$—	$(23,323)	$64,529
Loans acquired for sale at fair value	—	—	817,158	—	817,158
Loans at fair value	—	(7,454)	—	2,776	(4,678)
ESS at fair value	—	(24,970)	—	8,418	(16,552)
Credit risk transfer strips	—	(24,292)	—	—	(24,292)
Firm commitment to purchase CRT securities at fair value	—	(121,067)	(38,161)	—	(159,228)
MSRs at fair value	(938,937)	—	—	—	(938,937)
	$(938,937)	$(89,931)	$778,997	$(12,129)	$(262,000)
Liabilities:
Interest-only security payable	$—	$14,952	$—	$—	$14,952
Asset-backed financings at fair value	—	5,519	—	(4,218)	1,301
	$—	$20,471	$—	$(4,218)	$16,253

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were re-measured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2022	$—	$—	$1,292	$1,292
December 31, 2021	$—	$—	$5,147	$5,147

The following table summarizes the fair value changes recognized during the year on assets held at year end that were remeasured based on fair value on a nonrecurring basis:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Real estate asset acquired in settlement of loans	$(505)	$279	$(1,638)

The Company remeasures its REO based on fair value when it evaluates the REO for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less costs to sell. REO may be revalued after acquisition due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of operations.

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

The Company has concluded that the fair values of these borrowings, other than the Exchangeable senior notes, Notes payable secured by credit risk transfer and mortgage servicing assets described in Note 15—Long-Term Debt, approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	December 31, 2022		December 31, 2021
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,804,028	$2,721,391	$2,471,961	$2,480,842
Exchangeable senior notes	$546,254	$471,781	$502,459	$536,460

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, risk, credit, and deputy chief investment officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The FAV group is responsible for reporting to PFSI’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models and for MSRs, comparisons of its estimates of fair value to those procured from nonaffiliates brokers and comparisons of key inputs used in the Company’s valuation model to published surveys.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$1,262	$19,627
Liabilities	$23,360	$663
UPB of loans in reference pools	$5,972,060	$7,426,288
Key inputs (1)
Discount rate
Range	8.7% – 11.1%	3.3% – 5.9%
Weighted average	10.8%	5.7%
Voluntary prepayment speed (2)
Range	7.5% – 8.3%	12.6% – 13.1%
Weighted average	7.6%	12.7%
Involuntary prepayment speed (3)
Range	0.5% – 1.3%	(0.1)% – 0.8%
Weighted average	0.6%	0.1%
Remaining loss (recovery) expectation (4)
Range	0.4% – 0.7%	(0.1)% – 0.6%
Weighted average	0.6%	0.1%

(1)	Weighted average inputs are based on fair value amounts of the CRT Agreements, except for remaining loss (recovery) expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2022	December 31, 2021
Fair value (in thousands) (1)	$(478)	$2,451
Committed amount (in thousands)	$1,484,384	$2,092,129
Key inputs (2)
Pull-through rate
Range	54.8% – 100%	64.3% – 100%
Weighted average	92.1%	91.4%
MSR fair value expressed as
Servicing fee multiple
Range	1.9 – 7.1	0.5 – 6.3
Weighted average	4.7	4.5
Percentage of UPB
Range	0.7% – 3.1%	0.3% – 2.7%
Weighted average	1.9%	1.5%

(1)	For purposes of this table, IRLC asset and liability positions are shown net.
(2)	Weighted-average inputs are based on the committed amounts.

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

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliated brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and Recourse Obligation. Together, the IO ownership interest and the Recourse Obligation comprise the CRT strip.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the securities derived from indications provided by the nonaffiliated brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. Therefore, the Company did not include adjustments relating to restrictions on the transfer of certificates in the fair value of the certificates as of December 31, 2022.

The Company assesses the indications of fair value it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the value of the CRT strip liabilities:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$137,193	$26,837
UPB of loans in the reference pools	$19,343,464	$23,382,619
Key inputs (1)
Discount rate
Range	4.3% – 11.3%	3.8% – 6.4%
Weighted average	10.5%	6.0%
Voluntary prepayment speed (2)
Range	7.7% – 7.9%	14.9% – 17.6%
Weighted average	7.7%	17.2%
Involuntary prepayment speed (3)
Range	0.6% – 2.0%	0.5% – 1.4%
Weighted average	0.8%	0.6%
Remaining loss expectation (4)
Range	0.7% – 2.0%	0.3% – 1.1%
Weighted average	0.9%	0.5%

(1)	Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)	Involuntary prepayment speed is measured using Life Involuntary CPR.
(4)	Remaining loss expectation is measured as expected future losses divided by the UPB of the loans in the reference pools.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements and generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and is generally entitled to retain any placement fees earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the prepayment speeds of the underlying loans, the applicable pricing spreads, and the annual per-loan cost to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, when returns required by market participants (pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2022	2021	2020
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$670,343	$1,484,629	$1,158,475
UPB of underlying loans	$39,014,110	$108,424,795	$103,136,121
Weighted average annual servicing fee rate (in basis points)	34	28	28
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.9%	6.0% – 8.0%	6.7% – 11.3%
Weighted average	6.3%	7.2%	7.8%
Prepayment speed (3)
Range	5.5% – 19.7%	5.5% – 12.5%	7.0% – 20.9%
Weighted average	9.3%	8.2%	10.0%
Equivalent average life (in years)
Range	4.0 – 9.6	3.5 – 9.1	3.5 – 9.2
Weighted average	8.0	8.1	7.4
Annual per-loan cost of servicing
Range	$73 – $81	$80 – $81	$78 – $81
Weighted average	$79	$80	$80

(1)	Weighted average inputs are based on UPB of the underlying loans.
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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2022	December 31, 2021
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$4,012,737	$2,892,855
UPB of underlying loans	$229,971,035	$216,065,626
Weighted average annual servicing fee rate (in basis points)	29	28
Weighted average note interest rate	3.5%	3.0%
Key inputs (1)
Pricing spread (2)
Range	4.9% – 8.8%	6.0% – 8.0%
Weighted average	5.7%	7.2%
Effect on fair value of (3):
5% adverse change	$(52,004)	$(39,826)
10% adverse change	$(102,727)	$(78,613)
20% adverse change	$(200,497)	$(153,220)
Prepayment speed (4)
Range	5.1% – 17.4%	5.5% – 12.5%
Weighted average	6.3%	8.2%
Equivalent average life (in years)
Range	3.5 – 9.3	3.5 – 9.1
Weighted average	8.9	8.1
Effect on fair value of (3):
5% adverse change	$(51,044)	$(59,726)
10% adverse change	$(100,544)	$(117,162)
20% adverse change	$(195,201)	$(225,672)
Annual per-loan cost of servicing
Range	$69 – $69	$80 – $81
Weighted average	$69	$80
Effect on fair value of (3):
5% adverse change	$(17,629)	$(17,585)
10% adverse change	$(35,258)	$(35,169)
20% adverse change	$(70,515)	$(70,338)

(1)	Weighted-average inputs are based on the UPB of the underlying loans.
(2)

Through December 31, 2021, the Company applied pricing spreads to the forward rates implied by the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs. Effective January 1, 2022, the Company adopted the Treasury securities yield curve for the purpose of discounting cash flows relating to MSRs. The change in reference rate did not have a significant effect on the Company’s estimates of fair value.

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

(4)	Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

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

Note 8—Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$2,666,768	$2,213,922	$2,839,633
Purchases	3,718,093	2,232,923	2,332,096
Sales	(1,079,826)	(1,300,653)	(1,979,789)
Repayments	(278,373)	(395,747)	(1,042,547)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase (discounts) premiums	12,697	(9,323)	(23,323)
Valuation adjustments	(576,758)	(74,354)	87,852
	(564,061)	(83,677)	64,529
Balance at end of year	$4,462,601	$2,666,768	$2,213,922

Following is a summary of the Company’s investment in MBS:

	December 31, 2022
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,693,045	$30,423	$(460,966)	$4,262,502
Subordinate credit-linked securities	184,620	52	(6,774)	177,898
Senior non-Agency securities	28,103	(876)	(5,026)	22,201
	$4,905,768	$29,599	$(472,766)	$4,462,601

	December 31, 2021
	Principal balance	Unamortized net purchase premiums	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$2,649,238	$82,938	$(65,408)	$2,666,768

(1)	All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase at December 31, 2022 and December 31, 2021.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2022	December 31, 2021
	(in thousands)
Government-sponsored entity ("GSE") eligible (1)	$1,651,554	$3,825,901
Held for sale to PLS — Government insured or guaranteed (2)	159,671	314,995
Home equity lines of credit	2,424	3,265
Commercial real estate	—	964
Repurchased pursuant to representations and warranties	8,284	25,900
	$1,821,933	$4,171,025
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,801,368	$4,007,377
Mortgage loan participation purchase and sale agreements	—	52,102
	$1,801,368	$4,059,479

(1)	GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
(2)

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells government-insured or guaranteed loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6 –Variable Interest Entities – Subordinate Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	December 31, 2022	December 31, 2021
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,459,160	$1,495,914
Fixed interest rate jumbo loans	50,782	68,651
	1,509,942	1,564,565
Distressed loans	3,457	4,161
	$1,513,399	$1,568,726
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,509,942	$1,564,565
Assets sold under agreements to repurchase	206	359
	$1,510,148	$1,564,924

(1)

As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At December 31, 2022 and 2021, $84.0 million and $85.3 million, respectively, of such certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11— Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	December 31, 2022	December 31, 2021
	(in thousands)
Derivative assets	$84,940	$34,238
	$84,940	$34,238

Derivative liabilities	$30,033	$15,369
Credit risk transfer strip liabilities	137,193	26,837
	$167,226	$42,206

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

Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,950,000	$2,906	$—	1,450,000	$2,828	$—
Put options on interest rate futures purchase contracts	1,785,000	8,130	—	1,775,000	3,180	—
Forward purchase contracts	3,929,833	418	15,196	6,945,340	5,806	3,620
Forward sale contracts	11,661,925	43,435	17,279	10,466,182	6,307	13,782
MBS put options	1,050,000	2,783	—	3,400,000	3,662	—
Swaption purchase contracts	—	—	—	2,200,000	39	—
Swap futures	—	—	—	1,425,100	—	—
Bond futures	867,900	—	—	181,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,972,060	1,262	23,360	7,426,288	19,627	663
Interest rate lock commitments	1,484,384	3,877	4,355	2,092,129	3,897	1,446
Total derivative instruments before netting		62,811	60,190		45,346	19,511
Netting		22,129	(30,157)		(11,108)	(4,142)
		$84,940	$30,033		$34,238	$15,369
Margin deposits placed with (received from) derivative counterparties included in derivative balances above, net		$52,286			$(6,965)
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$1,262			$19,627

(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All hedging derivatives are interest rate derivatives and are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its derivatives counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of December 31, 2022 and December 31, 2021, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$1,262	$—	$—	$1,262	$19,627	$—	$—	$19,627
Interest rate lock commitments	3,877	—	—	3,877	3,897	—	—	3,897
Morgan Stanley & Co. LLC	33,703	—	—	33,703	—	—	—	—
Bank of America, N.A.	14,666	—	—	14,666	1,958	—	—	1,958
RJ O’Brien & Associates, LLC	11,036	—	—	11,036	6,008	—	—	6,008
Wells Fargo Securities, LLC	6,980	—	—	6,980	—	—	—	—
Credit Suisse Securities (USA) LLC	5,827	—	—	5,827	—	—	—	—
Goldman Sachs & Co. LLC	2,789	—	—	2,789	—	—	—	—
Barclays Capital Inc.	2,013	—	—	2,013	—	—	—	—
J.P. Morgan Securities LLC	110	—	—	110	2,085	—	—	2,085
Other	2,677	—	—	2,677	663	—	—	663
	$84,940	$—	$—	$84,940	$34,238	$—	$—	$34,238

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

	December 31, 2022				December 31, 2021
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$4,355	$—	$—	$4,355	$1,446	$—	$—	$1,446
CRT derivatives	23,360	—	—	23,360	663	—	—	663
J.P. Morgan Securities LLC	1,605,813	(1,605,813)	—	—	726,762	(726,762)	—	—
Bank of America, N.A.	1,239,293	(1,239,293)	—	—	1,088,417	(1,088,417)	—	—
Barclays Capital Inc.	1,115,265	(1,115,265)	—	—	1,086,104	(1,085,723)	—	381
Credit Suisse Securities (USA) LLC	675,639	(675,639)	—	—	832,610	(830,954)	—	1,656
Daiwa Capital Markets	439,089	(439,089)	—	—	496,231	(495,973)	—	258
Amherst Pierpont Securities LLC	283,928	(283,294)	—	634	125,090	(125,090)	—	—
RBC Capital Markets, L.P.	268,581	(268,581)	—	—	1,293,754	(1,293,754)	—	—
Wells Fargo Securities, LLC	262,512	(262,512)	—	—	106,088	(104,674)	—	1,414
Morgan Stanley & Co. LLC	218,730	(218,730)	—	—	412,321	(410,413)	—	1,908
Citigroup Global Markets Inc.	197,229	(195,807)	—	1,422	131,312	(129,016)	—	2,296
Goldman Sachs & Co. LLC	156,952	(156,952)	—	—	217,459	(212,580)	—	4,879
BNP Paribas	153,220	(153,220)	—	—	171,185	(171,185)	—	—
Nomura Holdings America, Inc	4,444	(4,444)	—	—	14	—	—	14
Other	262	—	—	262	454	—	—	454
	$6,648,672	$(6,618,639)	$—	$30,033	$6,689,910	$(6,674,541)	$—	$15,369

(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statements of operations line	2022	2021	2020
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(2,928)	$(69,935)	$61,232
CRT derivatives	Net (losses) gains on investments and financings	$(3,838)	$81,008	$(136,598)
Repurchase agreement derivatives	Interest expense	$—	$—	$53
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$553,965	$141,901	$(459,309)
Mortgage servicing rights	Net loan servicing fees	$(204,879)	$(345,041)	$601,743
Fixed-rate and prepayment sensitive assets and LIBOR-indexed repurchase agreements	Net (losses) gains on investments and financings	$—	$—	$32,932

(1)

Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Credit Risk Transfer Strips

Following is a summary of the Company’s holdings of CRT strips:

Credit risk transfer strips contractually restricted from sale (1)	December 31, 2022	December 31, 2021
	(in thousands)
Currently unrestricted	$(137,193)	$5,978
To maturity	—	(32,815)
	$(137,193)	$(26,837)

(1)

Through December 31, 2021, the terms of the agreement underlying the CRT securities restricted sales of the securities, other than under agreements to repurchase, without the approval of Fannie Mae, for specified periods from the date of issuance. The restriction on sales was removed during the quarter ended March 31, 2022.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$2,892,855	$1,755,236	$1,535,705
MSRs resulting from loan sales	670,343	1,484,629	1,158,475
Transfer to Agency of mortgage servicing rights relating to delinquent loans	104	—	—
Sales	—	—	(7)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	819,727	(39,056)	(706,107)
Other changes in fair value (2)	(370,292)	(298,130)	(232,830)
	449,435	(337,186)	(938,937)
Recombination with loans at fair value resulting from initial consolidation of VIEs (3)	—	(9,824)	—
Balance at end of year	$4,012,737	$2,892,855	$1,755,236

	December 31, 2022	December 31, 2021
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,962,820	$2,863,544

(1)	Primarily reflects changes in prepayment speed, pricing spread, servicing cost, and UPB for the underlying loans.
(2)	Represents changes due to realization of expected cash flows.
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

Servicing fees relating to MSRs are recorded in Net loan servicing fees – From nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Contractually-specified servicing fees	$625,210	$526,245	$406,060
Ancillary and other fees:
Late charges	2,526	1,701	1,498
Other	23,515	67,400	54,959
	26,041	69,101	56,457
	$651,251	$595,346	$462,517
Average MSR servicing portfolio	$222,847,593	$196,996,623	$147,832,880

MSR recapture fees	$13,744	$50,859	$28,373
UPB of loans recaptured	$2,533,115	$9,389,260	$6,012,911

Note 13— Other Assets

Other assets are summarized below:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Derivative margin deposits	$51,463	$193,418
Interest receivable	31,027	15,168
Servicing fees receivable	15,727	16,756
Correspondent lending receivables	8,967	27,539
Other receivables	7,657	15,299
Real estate acquired in settlement of loans	7,734	14,382
Other	12,416	3,737
	$134,991	$286,299
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$3,297	$7,293

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2022.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Weighted average interest rate (1)	2.81%	1.36%	1.62%
Average balance	$5,625,345	$6,161,755	$5,508,147
Total interest expense	$165,436	$97,078	$102,131
Maximum daily amount outstanding	$8,834,936	$8,882,538	$10,433,609

(1)	Excludes the effect of amortization of debt issuance costs of $7.6 million, $13.2 million and $12.9 million for the years ended December 31, 2022, 2021 and 2020 respectively.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance
Committed facilities	$6,189,344	$5,799,975
Uncommitted facilities	429,295	874,566
	6,618,639	6,674,541
Unamortized debt issuance costs	(2,111)	(2,651)
	$6,616,528	$6,671,890
Weighted average interest rate	5.03%	1.08%
Available borrowing capacity (1):
Committed	$217,279	$289,436
Uncommitted	4,762,056	4,875,433
	$4,979,335	$5,164,869
Margin deposits (received from) placed with counterparties included in (Accounts payable and accrued liabilities) Other assets, net	$(13,630)	$67,997
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,462,601	$2,666,768
Loans acquired for sale at fair value	$1,801,368	$4,007,377
Loans at fair value:
Securities retained in asset-backed financings	$84,044	$85,266
Distressed	$206	$359
CRT arrangements	$455,552	$—
Mortgage servicing rights (2)	$2,092,794	$1,598,090
Servicing advances	$100,888	$93,455
Real estate acquired in settlement of loans	$3,297	$7,293

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:
Remaining maturity at December 31, 2022	Unpaid principal balance
(in thousands)
Within 30 days	$4,342,147
Over 30 to 90 days	1,763,899
Over 90 days to 180 days	62,439
Over 180 days to 1 year	65,154
Over 1 year to 2 years	385,000
$6,618,639
Weighted average maturity (in months)	2.2

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amounts at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase are summarized by pledged asset and counterparty below as of December 31, 2022:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Bank of America, N.A.	$25,572	January 30, 2023	June 5, 2024
Goldman Sachs & Co. LLC	$2,104	March 16, 2023	December 23, 2023
Citibank, N.A.	$12,072	February 24, 2023	April 26, 2024
Barclays Capital Inc.	$19,214	February 26, 2023	November 13, 2024
JPMorgan Chase & Co.	$20,817	March 3, 2023	June 17, 2024
Wells Fargo Securities, LLC	$15,321	March 16, 2023	November 17, 2023
Credit Suisse First Boston Mortgage Capital LLC	$15,093	March 13, 2023	May 31, 2024
Morgan Stanley & Co. LLC	$11,452	March 12, 2023	January 3, 2024
RBC Capital Markets, L.P.	$8,996	March 27, 2023	November 10, 2023
BNP Paribas Corporate & Institutional Banking	$6,480	March 12, 2023	November 30, 2024

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$24,165	January 17, 2023
Citibank, N.A.	$25,570	February 22, 2023
Barclays Capital Inc.	$52,623	January 26, 2023
JPMorgan Chase & Co.	$38,860	January 20, 2023
Wells Fargo Securities, LLC	$3,206	January 6, 2023
Daiwa Capital Markets America Inc.	$9,904	January 23, 2023
Amherst Pierpont Securities LLC	$6,744	January 20, 2023
Nomura Holdings America, Inc	$1,707	January 3, 2023

CRT Arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$60,630	April 3, 2023
Goldman Sachs & Co. LLC	$99,664	March 28, 2023
Citibank, N.A.	$57,911	July 3, 2023

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Average balance	$30,024	$33,827	$44,432
Weighted average interest rate (1)	2.99%	1.42%	1.63%
Total interest expense	$1,023	$606	$902
Maximum daily amount outstanding	$91,857	$89,879	$96,570

(1)	Excludes the effect of amortization of debt issuance costs of $125,000 for the years ended December 31, 2022 and 2021 and $176,000 for the year ended 2020.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Amount outstanding	$—	$49,988
Unamortized debt issuance costs	—	—
	$—	$49,988
Weighted average interest rate	—	1.48%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$—	$52,102

Note 15—Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

CRT Arrangement Financing

The Company, through various wholly-owned subsidiaries, issued secured term notes (the “CRT Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the CRT Term Notes rank pari passu with each other.

Following is a summary of the CRT Term Notes outstanding:

			Unpaid	Annual interest rate		Maturity date
Term notes	Issuance date	Issuance amount	principal balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2021 1R	March 4, 2021	$659,156	$298,655	LIBOR	2.90%	February 28, 2024	February 27, 2026
2020 1R	February 14, 2020	$350,000	58,295	LIBOR	2.35%	March 1, 2023 (2)	February 27, 2025
2019 3R	October 16, 2019	$375,000	54,811	LIBOR	2.70%	October 27, 2022 (3)	October 29, 2024
2019 2R	June 11, 2019	$638,000	180,933	LIBOR	2.75%	May 29, 2023	May 29, 2025
			$592,694

(1)

The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the CRT Term Notes under the conditions specified in the respective agreements.

(2)	During January 2023, the Company exercised its option to extend the maturity of this note
(3)	During October 2022, the Company exercised its option to extend the maturity of this note.

 Fannie Mae MSR Financing

The Company, through a subsidiary, PMT ISSUER TRUST-FMSR, finances MSRs and ESS pledged or sold by PMC through a combination of repurchase agreements and term financing.

The repurchase agreement financing for Fannie Mae MSRs is effected through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") by PMT ISSUER TRUST-FMSR to PMC which is then sold to qualified institutional buyers under an agreement to repurchase. The amount outstanding under the FMSR VFN is included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFN has a committed borrowing capacity of $700 million and matures on May 31, 2024.

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act.

The FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

			Unpaid	Annual interest rate		Maturity date
FT-1 Note	Issuance date	Issuance amount	principal balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2022	June 28, 2022	$305,000	$305,000	SOFR (2)	4.19%	June 25, 2027	(3)
2021	March 30, 2021	$350,000	350,000	LIBOR	3.00%	March 25, 2026	March 27, 2028
2018	April 25, 2018	$450,000	450,000	LIBOR	2.35%	April 25, 2023	April 25, 2025
			$1,105,000

(1)	The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the term notes under the conditions specified in the respective agreements.
(2)	Secured Overnight Financing Rate (“SOFR”).
(3)	Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR Financing

The Company, through PMC and PMH, finances certain MSRs (inclusive of any related excess servicing spread arising therefrom) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is $1.6 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement, with a weighted average maturity of June 2024. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Average balance	$2,646,597	$2,635,601	$1,771,370
Weighted average interest rate (1)	4.92%	3.08%	3.19%
Total interest expense	$137,021	$86,753	$59,261
Maximum daily amount outstanding	$3,629,637	$3,336,480	$2,032,665

(1)	Excludes the effect of amortization of debt issuance costs of $6.7 million, $5.5 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT Term Notes	$592,694	$1,204,636
FT-1 Notes	1,105,000	800,000
Freddie Mac credit agreements	1,115,000	475,000
	2,812,694	2,479,636
Unamortized debt issuance costs	(8,666)	(7,675)
	$2,804,028	$2,471,961
Weighted average interest rate	7.30%	3.02%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,962,820	$2,863,544
CRT Agreements:
Deposits securing CRT arrangements	$869,742	$1,704,911
Derivative assets	$1,262	$19,627

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

On November 4 and November 19, 2019, PMC issued $210 million in principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes bear interest at 5.50% per year, payable semiannually.

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

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Average balance	$541,233	$445,064	$269,247
Weighted average interest rate (1)	5.64%	7.74%	6.43%
Interest expense:
Coupon	$30,525	$27,152	$15,556
Amortization of:
Conversion option (2)	—	7,306	1,801
Issuance cost	2,843	2,289	1,490
	$33,368	$36,747	$18,847

	December 31, 2022	December 31, 2021
	(in thousands)
Carrying value:
UPB	$555,000	$555,000
Conversion option allocated to Additional paid-in capital (2)	—	(40,952)
Unamortized debt issuance costs	(8,746)	(11,589)
	(8,746)	(52,541)
	$546,254	$502,459

(1)	Excludes the effect of amortization of debt issuance and conversion option costs.
(2)

As discussed in Note 3 ‒ Significant Accounting Policies ‒ Accounting Standard Adopted in 2022, the Company adopted ASU 2020‑06 effective January 1, 2022. As a result of the adoption of ASU 2020-06, the Company reclassified approximately $50.3 million of issuance discount attributable to the conversion options originally recognized in the issuance of Exchangeable senior notes from Additional paid-in capital to the carrying value of the Exchangeable senior notes and $9.4 million of previously recognized accrual of the issuance discount, as an adjustment to the Accumulated deficit effective January 1, 2022.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Year ended December 31,
	2022	2021	2020
	(dollars in thousands)
Average balance	$1,512,590	$447,247	$203,795
Total interest expense	$53,570	$15,076	$10,971
Weighted average interest rate (1)	3.42%	3.63%	3.30%

(1)	Excludes the effect of amortization (accrual) of debt issuance costs (premiums) of $1.8 million, $(1.1) million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$1,414,955	$1,469,999
Unpaid principal balance	$1,681,410	$1,442,379
Weighted average interest rate	3.22%	3.18%

 The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the certificates.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on stated maturity dates) are as follows:

		Year ended December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,812,694	$689,227	$1,468,467	$—	$350,000	$305,000	$—
Exchangeable senior notes	555,000	—	210,000	—	345,000	—	—
Asset-backed financings at fair value (2)	1,681,410	—	—	—	—	—	1,681,410
Interest-only security payable at fair value (2)	21,925	—	—	—	—	—	21,925
Total	$5,071,029	$689,227	$1,678,467	$—	$695,000	$305,000	$1,703,335

(1)	Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)	Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Balance, beginning of year	$40,249	$21,893	$7,614
Provision for losses:
Pursuant to loan sales	4,442	25,029	19,316
Reduction in liability due to change in estimate	(4,227)	(5,812)	(4,457)
Losses incurred, net	(993)	(861)	(580)
Balance, end of year	$39,471	$40,249	$21,893
UPB of loans subject to representations and warranties at end of year	$228,339,312	$213,944,023	$163,592,788

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2022
(in thousands)
Commitments to purchase loans acquired for sale	$1,484,384

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

Cessation of the LIBOR Index

The Company historically used a LIBOR index to establish the applicable interest rates in lending and financing transactions. One-week and two-month United States Dollar LIBOR rates were discontinued as of December 31, 2021 and non-U.S. dollar LIBOR settings have ceased to be representative. In addition, the principal United States Dollar LIBOR tenors (overnight and one, three, six and 12 months) will cease to be published by any administrator or will no longer be representative as of June 30, 2023.  The Company services LIBOR-based adjustable rate mortgages and other financial arrangements that may incorporate fallback provisions or replacement provisions related to the LIBOR transition.

The discontinuation of LIBOR could affect the Company’s interest expense and earnings, cost of capital, and the fair value of certain of its assets and the instruments used to hedge their value. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share, year ended December 31,
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2022	2021	2020
Fixed-to-floating rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$1.68	$0.52	—
		22,400	$560,000	$18,518	$541,482

(1)	Par value is $0.01 per share.

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

Common Shares of Beneficial Interest

“At-The-Market” (ATM) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million in Common Shares, all of which were available for issuance as December 31, 2022.

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

The following table summarizes the Company’s Common Share repurchase activity:

	Year ended December 31,			Cumulative
	2022	2021	2020	total (1)
	(in thousands)
Common Shares repurchased	6,094	3,099	2,767	26,691
Cost of Common Shares repurchased (2)	$87,992	$56,855	$37,267	$398,739

(1)	Amounts represent the Common Share repurchase program total from its inception in August 2015 through December 31, 2022.
(2)	Cumulative total cost of Common Shares repurchased includes $533,824 of transaction fees.

Note 19—Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(576,758)	$(74,354)	$87,852
Loans at fair value:
Held in VIEs	(301,164)	(12,536)	(6,617)
Distressed	686	611	(837)
CRT arrangements	(65,137)	368,999	(145,938)
Firm commitment to purchase CRT securities	—	—	(121,067)
Asset-backed financings at fair value	283,586	19,708	5,519
Hedging derivatives	—	—	32,932
	(658,787)	302,428	(148,156)
From PFSI ‒ Excess servicing spread	—	1,651	(22,729)
	$(658,787)	$304,079	$(170,885)

Note 20—Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(1,196,384)	$(1,487,649)	$(326,214)
Hedging activities	596,295	188,733	(504,506)
	(600,089)	(1,298,916)	(830,720)
Non-cash gains:
Recognition of fair value of firm commitment to purchase CRT securities	—	—	(38,161)
Receipt of MSRs in mortgage loan sale transactions	670,343	1,484,629	1,158,475
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(4,442)	(25,029)	(19,316)
Reduction of liability due to change in estimate	4,227	5,812	4,457
	(215)	(19,217)	(14,859)
Change in fair value of loans and derivatives
Interest rate lock commitments	(2,928)	(69,935)	61,232
Loans	(4,057)	31,072	(12,279)
Hedging derivatives	(42,330)	(46,832)	45,197
	(49,315)	(85,695)	94,150
	620,813	1,379,717	1,199,605
Total from nonaffiliates	20,724	80,801	368,885
From PFSI ‒ cash gains	4,968	6,472	11,037
	$25,692	$87,273	$379,922

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$6,912	$938	$3,804
Mortgage-backed securities	133,640	36,180	59,461
Loans acquired for sale at fair value	103,300	125,438	103,221
Loans at fair value:
Held in consolidated variable interest entities	59,263	17,014	10,609
Distressed	219	369	493
Deposits securing CRT arrangements	21,324	559	7,012
Placement fees relating to custodial funds	57,961	13,366	28,804
Other	1,175	95	313
	383,794	193,959	213,717
From PFSI ‒ Excess servicing spread	—	1,280	8,418
	383,794	195,239	222,135
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	165,436	97,078	102,131
Mortgage loan participation purchase and sale agreements	1,023	606	902
Notes payable secured by credit risk transfer and mortgage servicing assets	137,021	86,753	59,261
Exchangeable senior notes	33,368	36,747	18,847
Asset-backed financings at fair value	53,570	15,076	10,971
Interest shortfall on repayments of loans serviced for Agency securitizations	15,806	64,519	71,516
Interest on loan impound deposits	4,196	3,571	3,817
	410,420	304,350	267,445
To PFSI ‒ Assets sold under agreement to repurchase	—	387	3,325
	410,420	304,737	270,770
Net interest expense	$(26,626)	$(109,498)	$(48,635)

Note 22—Share-Based Compensation

The Company has adopted an equity incentive plan (“2019 Plan”) which provides for the issuance of equity based awards based on PMT’s Common Shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

The 2019 Plan is administered by the Company’s compensation committee, pursuant to authority delegated by PMT’s board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

 The Company's 2019 Plan allows for the grant of restricted and performance-based share and unit awards.

The shares underlying award grants will again be available for award under the 2019 Plan if:

•	any shares subject to an award granted under the 2019 Plan are forfeited, canceled, exchanged or surrendered;
•	an award terminates or expires without a distribution of shares to the participant; or
•	shares are surrendered or withheld by PMT as payment of either the exercise price of an award and/or withholding taxes for an award.

Restricted share units have been awarded to trustees and officers of the Company and to other employees of PFSI and its subsidiaries at no cost to the grantees. Such awards generally vest over a one- to three-year period. The Company expect 0% to 6% forfeiture rates based on the grantees’ classifications.

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Grants:
Restricted share units	134	105	92
Performance share units	151	126	112
	285	231	204
Grant date fair value:
Restricted share units	$2,101	$1,992	$1,978
Performance share units	2,350	2,399	2,425
	$4,451	$4,391	$4,403
Vestings:
Restricted share units	79	123	129
Performance share units (1)	41	48	143
	120	171	272
Forfeitures:
Restricted share units	—	—	4
Performance share units	13	—	—
	13	—	4
Compensation expense relating to share-based grants	$4,310	$2,419	$2,294

(1)

The actual number of performance-based restricted share units (“RSUs”), that vested during the year ended December 31, 2022 was 39,001 Common Shares, which is approximately 32% of the originally granted performance-based RSUs with 80,870 performance-based RSUs that vested with zero attainment.

	December 31, 2022
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	225	219
Grant date average fair value per unit	$17.31	$16.91
Average remaining vesting period (in months)	27	27

Note 23—Income Taxes

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

The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2022	86%	0%	14%
2021	100%	0%	0%
2020	75%	25%	0%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. The TRS made a $30 million distribution in 2022 which did not result in dividend income to the Company but was instead treated as a return of capital as the TRS did not have cumulative or current year tax earnings and profits. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of operations.

The following table details the Company’s provision for (benefit from) income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Current expense (benefit):
Federal	$(5)	$—	$—
State	—	11	12
Total current expense (benefit)	(5)	11	12
Deferred expense (benefit) :
Federal	113,894	(14,692)	20,440
State	22,485	2,488	6,905
Total deferred expense (benefit)	136,379	(12,204)	27,345
Total provision for (benefit from) income taxes	$136,374	$(12,193)	$27,357

The following table is a reconciliation of the Company’s provision for (benefit from) income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2022		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$13,248	21.0%	$9,379	21.0%	$16,743	21.0%
Effect of non-taxable REIT loss (income)	136,465	216.3%	(46,193)	(103.4)%	15,076	18.9%
State income taxes, net of federal benefit	27,573	43.7%	(7,175)	(16.1)%	5,370	6.7%
Convertible debt permanent adjustment	(6,786)	(10.8)%	(2,215)	(5.0)%	3,446	4.3%
Valuation allowance	(34,121)	(54.0)%	34,011	76.2%	(13,502)	(16.9)%
Other	(5)	(—)%	—	(—)%	224	0.3%
Provision for (benefit from) income taxes	$136,374	216.2%	$(12,193)	(27.3)%	$27,357	34.3%

The Company’s components of the provision for (benefit from) deferred income taxes are as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Real estate valuation loss	$66	$758	$437
Mortgage servicing rights	157,559	52,818	27,179
Net operating loss carryforward	4,075	(60,314)	31,622
Liability for losses under representations and warranties	269	(4,435)	(3,486)
Excess interest expense disallowance	9,134	(35,769)	(15,749)
Other	(603)	727	844
Valuation allowance	(34,121)	34,011	(13,502)
Total provision for (benefit from) deferred income taxes	$136,379	$(12,204)	$27,345

The components of income taxes payable are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Taxes currently receivable	$(1,820)	$(7,620)
Deferred income taxes payable	153,598	17,218
Income taxes payable	$151,778	$9,598

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2022	December 31, 2021
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$121,853	$125,929
Excess interest expense disallowance	57,618	66,752
Liability for losses under representations and warranties	9,552	9,821
REO valuation loss	178	244
Other	537	—
Gross deferred tax assets	189,738	202,746
Valuation allowance	—	(34,121)
Deferred tax assets after valuation allowance	189,738	168,625
Deferred income tax liabilities:
Mortgage servicing rights	341,993	184,433
Other	1,343	1,410
Gross deferred tax liabilities	343,336	185,843
Net deferred income tax liability	$153,598	$17,218

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $470.2 million and $466.5 million at December 31, 2022 and December 31, 2021, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

We evaluated the deferred tax assets of our TRS and determined that a deferred tax valuation allowance is no longer required due to sufficient TRS GAAP income.  In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required.  We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

At December 31, 2022 and December 31, 2021, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2022 and December 31, 2021.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2019 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2018 and forward.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which, during the year ended December 31, 2020, added back to net income the interest expense, net of applicable income taxes, on the 5.375% exchangeable notes due May 1, 2020 by the weighted average Common Shares outstanding, assuming all dilutive securities were issued.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2022	2021	2020
	(in thousands except per share amounts)
Net (loss) income	$(73,287)	$56,854	$52,373
Dividends on preferred shares	(41,819)	(30,891)	(24,938)
Effect of participating securities—share-based compensation awards	(408)	(318)	(287)
Net (loss) income attributable to common shareholders	$(115,514)	$25,645	$27,148
Weighted average basic shares outstanding	91,434	97,402	99,373
Dilutive securities‒shares issuable under share-based compensation plan	—	—	—
Diluted weighted average shares outstanding	91,434	97,402	99,373
Basic (loss) earnings per share	$(1.26)	$0.26	$0.27
Basic (loss) earnings per share	$(1.26)	$0.26	$0.27

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been anti-dilutive:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Shares issuable under share-based compensation plan	136	162	172
Shares issuable pursuant to exchange of the Exchangeable Senior Notes	24,328	—	2,529

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

Financial highlights by operating segment are summarized below:
	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$909,551	$—	$—	$909,551
Net (losses) gains on investments and financings	(93,739)	(565,048)	—	—	(658,787)
Net gains on loans acquired for sale	5	—	25,687	—	25,692
Net interest expense:
Interest income	38,810	238,527	103,065	3,392	383,794
Interest expense	52,385	285,304	70,531	2,200	410,420
	(13,575)	(46,777)	32,534	1,192	(26,626)
Other	537	—	52,857	547	53,941
	(106,772)	297,726	111,078	1,739	303,771
Expenses:
Loan fulfillment and servicing fees payable to PFSI	219	81,696	67,991	—	149,906
Management fees	—	—	—	31,065	31,065
Other	5,575	8,228	15,530	30,380	59,713
	5,794	89,924	83,521	61,445	240,684
Pretax (loss) income	$(112,566)	$207,802	$27,557	$(59,706)	$63,087
Total assets at end of year	$1,614,977	$9,991,621	$1,936,797	$378,169	$13,921,564

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(36,022)	$—	$—	$(36,022)
Net (losses) gains on investments and financings:	376,725	(72,646)	—	—	304,079
Net gains on loans acquired for sale	(2)	—	87,275	—	87,273
Net interest expense:
Interest income	2,739	64,528	125,056	2,916	195,239
Interest expense	59,545	160,525	84,667	—	304,737
	(56,806)	(95,997)	40,389	2,916	(109,498)
Other	3,204	—	171,261	—	174,465
	323,121	(204,665)	298,925	2,916	420,297
Expenses:
Loan fulfillment and servicing fees payable to PFSI	363	80,295	178,927	—	259,585
Management fees	—	—	—	37,801	37,801
Other	16,115	5,105	33,062	23,968	78,250
	16,478	85,400	211,989	61,769	375,636
Pretax (loss) income	$306,643	$(290,065)	$86,936	$(58,853)	$44,661
Total assets at end of year	$1,848,294	$7,363,878	$4,325,750	$234,786	$13,772,708

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2020	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$153,696	$—	$—	$153,696
Net (losses) gains on investments and financings:	(237,049)	66,164	—	—	(170,885)
Net gains on loans acquired for sale	(43,813)	—	423,735	—	379,922
Net interest expense:
Interest income	8,902	108,036	102,779	2,418	222,135
Interest expense	39,237	153,338	76,892	1,303	270,770
	(30,335)	(45,302)	25,887	1,115	(48,635)
Other	5,857	—	147,600	1,796	155,253
	(305,340)	174,558	597,222	2,911	469,351
Expenses:
Loan fulfillment and servicing fees payable to PFSI	807	66,374	222,200	—	289,381
Management fees	—	—	—	34,538	34,538
Other	10,996	2,487	30,383	21,836	65,702
	11,803	68,861	252,583	56,374	389,621
Pretax (loss) income	$(317,143)	$105,697	$344,639	$(53,463)	$79,730
Total assets at end of year	$2,920,558	$4,593,127	$3,781,010	$197,316	$11,492,011

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

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2022	$1,138,331	$586,436	16%	6%	$343,286	$79,372
December 31, 2021	$938,218	$557,229	12%	6%	$108,536	$74,771

(1)	Calculated in accordance with the Agencies’ requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it was in compliance with the Agencies’ revised requirements as of December 31, 2022.

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

Note 27—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2022
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$1,962,815
PennyMac Operating Partnership, L.P.	$700,000	$2,018,327
PennyMac Holdings, LLC	$250,000	$836,113
PennyMac Corp.	$300,000	$1,141,891

(1)	Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2022	2021
	(in thousands)
Assets
Short-term investment	$507	$3,542
Investments in subsidiaries	2,220,692	2,518,953
Due from subsidiaries	150	89
Other assets	904	—
Total assets	$2,222,253	$2,522,584

Liabilities
Dividends payable	$35,658	$44,764
Capital notes due to subsidiaries	200,780	100,679
Accounts payable and accrued liabilities	342	1,233
Due to affiliates	280	421
Due to subsidiaries	1,586	244
Total liabilities	238,646	147,341
Shareholders' Equity	1,983,607	2,375,243
Total liabilities and shareholders' equity	$2,222,253	$2,522,584

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Income
Dividends from subsidiaries	$214,885	$213,794	$176,216
Intercompany interest	8	42	140
Other	—	—	475
Total income	214,893	213,836	176,831
Expenses
Intercompany interest	14,244	3,663	1,509
Other	71	85	62
Total expenses	14,315	3,748	1,571
Income before (benefit from) provision for income taxes and distribution in excess of earnings	200,578	210,088	175,260
(Benefit from) provision for income taxes	(5)	11	13
Income before equity in undistributed earnings of subsidiaries	200,583	210,077	175,247
Distributions in excess of earnings of subsidiaries	(251,409)	(133,576)	(139,620)
Net (loss) income	$(50,826)	$76,501	$35,627

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(50,826)	$76,501	$35,627
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Distributions in excess of earnings of subsidiaries	251,409	133,576	139,620
Decrease in due from subsidiaries	753	967	697
(Increase) decrease in other assets	(903)	571	24
(Decrease) increase in accounts payable and accrued liabilities	(891)	854	(1,266)
Decrease (increase) in due from affiliates	(141)	48	(26)
Increase in due to affiliates	1,342	297	27
Net cash provided by operating activities	200,743	212,814	174,703
Cash flows from investing activities:
Increase in investment in subsidiaries	—	(242,125)	(5,596)
Net decrease (increase) in short-term investments	3,035	2,940	(3,663)
Net cash provided by (used in) investing activities	3,035	(239,185)	(9,259)
Cash flows from financing activities:
Net increase in intercompany unsecured note payable	100,101	56,300	44,380
Issuance of preferred shares	—	250,000	—
Payment of issuance costs related to preferred shares	—	(8,225)	—
Issuance of Common Shares	—	—	5,654
Payment of issuance costs related to Common Shares	—	—	(57)
Payment of withholding taxes related to share-based compensation	(522)	(730)	(1,629)
Payment of dividends to preferred shareholders	(41,819)	(30,146)	(24,945)
Payment of dividends to common shareholders	(173,546)	(183,973)	(151,580)
Repurchase of Common Shares	(87,992)	(56,855)	(37,267)
Net cash (used in) provided by financing activities	(203,778)	26,371	(165,444)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$4,309	$2,418	$2,289
Non-cash financing activities:
Contribution of equity to subsidiary pursuant to share based compensation plan	$4,309	$2,418	$2,289
Dividends payable	$35,658	$44,764	$46,093

Note 28—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2023

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	February 24, 2023

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 24, 2023

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 24, 2023

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 24, 2023

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 24, 2023

/s/ Renee R Schultz
Renee R Schultz	Trustee	February 24, 2023

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	February 24, 2023

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 24, 2023

/s/ Catherine A. Lynch
Catherine A. Lynch	Trustee	February 24, 2023