Form 10-Q
period 2023-03-31
PennyMac Mortgage Investment Trust
filed 2023-05-04
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2023
Common Shares of Beneficial Interest, $0.01 par value	87,556,352

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2023

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2023	2022
	(in thousands, except share information)
ASSETS
Cash	$118,672	$111,866
Short-term investments at fair value	292,153	252,271
Mortgage-backed securities at fair value ($4,616,580 and $4,462,601 pledged to creditors, respectively)	4,629,004	4,462,601
Loans acquired for sale at fair value ($3,117,294 and $1,801,368 pledged to creditors, respectively)	3,143,518	1,821,933
Loans at fair value ($1,499,117 and $1,510,148 pledged to creditors, respectively)	1,502,471	1,513,399
Derivative assets ($2,883 and $1,262 pledged to creditors, respectively)	89,285	84,940
Deposits securing credit risk transfer arrangements pledged to creditors	1,297,917	1,325,294
Mortgage servicing rights at fair value ($3,926,160 and $3,962,820 pledged to creditors, respectively)	3,975,076	4,012,737
Servicing advances ($76,664 and $100,888 pledged to creditors, respectively)	138,716	197,972
Due from PennyMac Financial Services, Inc.	—	3,560
Other ($3,554 and $3,297 pledged to creditors, respectively)	170,417	134,991
Total assets	$15,357,229	$13,921,564
LIABILITIES
Assets sold under agreements to repurchase	$8,114,108	$6,616,528
Notes payable secured by credit risk transfer and mortgage servicing assets	2,790,958	2,804,028
Exchangeable senior notes	547,003	546,254
Asset-backed financing of variable interest entities at fair value	1,403,080	1,414,955
Interest-only security payable at fair value	23,205	21,925
Derivative and credit risk transfer strip liabilities at fair value	138,469	167,226
Unsettled securities trades	12,424	—
Accounts payable and accrued liabilities	152,793	160,212
Due to PennyMac Financial Services, Inc.	35,166	36,372
Income taxes payable	129,882	151,778
Liability for losses under representations and warranties	39,407	39,471
Total liabilities	13,386,495	11,958,749

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 88,385,614 and 88,888,889 common shares, respectively	884	889
Additional paid-in capital	1,940,297	1,947,266
Accumulated deficit	(511,929)	(526,822)
Total shareholders’ equity	1,970,734	1,962,815
Total liabilities and shareholders’ equity	$15,357,229	$13,921,564

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	March 31,	December 31,
	2023	2022
	(in thousands)
ASSETS
Loans at fair value	$1,498,923	$1,509,942
Derivative assets at fair value	2,883	1,262
Deposits securing credit risk transfer arrangements	1,297,917	1,325,294
Other—interest receivable	4,287	4,343
	$2,804,010	$2,840,841
LIABILITIES
Asset-backed financings at fair value	$1,403,080	$1,414,955
Derivative and credit risk transfer strip liabilities at fair value	129,808	160,553
Interest-only security payable at fair value	23,205	21,925
Accounts payable and accrued liabilities—interest payable	4,287	4,343
	$1,560,380	$1,601,776

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2023	2022
	(in thousands, except per common share amounts)
Net investment income
Net gains (losses) on investments and financings	$125,804	$(229,095)
Net loan servicing fees:
From nonaffiliates
Contractually specified	164,214	146,885
Other	3,943	9,114
	168,157	155,999
Change in fair value of mortgage servicing rights	(137,444)	303,721
Mortgage servicing rights hedging results	(54,891)	(163,802)
	(24,178)	295,918
From PennyMac Financial Services, Inc.	485	8,260
	(23,693)	304,178
Net gains on loans acquired for sale:
From nonaffiliates	5,145	2,657
From PennyMac Financial Services, Inc.	1,328	1,296
	6,473	3,953
Loan origination fees	7,706	14,774
Net interest expense:
Interest income	153,019	51,063
Interest expense	179,137	63,514
Net interest expense	(26,118)	(12,451)
Results of real estate acquired in settlement of loans	56	230
Other	138	250
Net investment income	90,366	81,839
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,449	21,088
Loan fulfillment fees	11,923	16,754
Management fees	7,257	8,117
Loan origination	2,178	2,842
Compensation	1,539	1,437
Professional services	1,523	4,025
Safekeeping	1,116	2,395
Loan collection and liquidation	579	3,177
Other	5,001	3,946
Total expenses	51,565	63,781
Income before (benefit from) provision for income taxes	38,801	18,058
(Benefit from) provision for income taxes	(21,896)	37,187
Net income (loss)	60,697	(19,129)
Dividends on preferred shares	10,455	10,455
Net income (loss) attributable to common shareholders	$50,242	$(29,584)
Earnings (losses) per common share
Basic	$0.56	$(0.32)
Diluted	$0.50	$(0.32)
Weighted average common shares outstanding
Basic	88,831	94,146
Diluted	113,388	94,146
Dividends declared per common share	$0.40	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	60,697	60,697
Share-based compensation	—	—	135	1	589	—	590
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(35,349)	(35,349)
Repurchase of common shares	—	—	(638)	(6)	(7,558)	—	(7,564)
Balance at March 31, 2023	22,400	$541,482	88,386	$884	$1,940,297	$(511,929)	$1,970,734

	Quarter ended March 31, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(19,129)	(19,129)
Share-based compensation	—	—	84	1	506	—	507
Dividends:
Preferred shares	—	—	—	—	—	(10,454)	(10,454)
Common shares ($0.47 per share)	—	—	—	—	—	(43,722)	(43,722)
Repurchase of common shares	—	—	(1,974)	(20)	(31,809)	—	(31,829)
Balance at March 31, 2022	22,400	$541,482	93,007	$930	$2,000,107	$(320,581)	$2,221,938

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income	$60,697	$(19,129)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (gains) losses on investments and financings	(125,804)	229,095
Change in fair value of mortgage servicing rights	137,444	(303,721)
Mortgage servicing rights hedging results	54,891	163,802
Net gains on loans acquired for sale	(6,473)	(3,953)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	1,289	1,526
Amortization of debt issuance costs	3,762	4,140
Results of real estate acquired in settlement of loans	(56)	(230)
Share-based compensation expense	1,156	1,029
Purchase of loans acquired for sale at fair value from nonaffiliates	(20,417,078)	(23,072,430)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(259,038)
Sale to nonaffiliates and repayment of loans acquired for sale	5,587,266	11,985,961
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	13,451,031	13,160,768
Repurchase of loans subject to representation and warranties	(19,199)	(24,234)
Decrease in servicing advances	58,919	70,949
Decrease (increase) in due from PennyMac Financial Services, Inc.	3,560	(4,609)
Repurchase of real estate previously sold as loans acquired for sale	(442)	—
Increase in other assets	(36,963)	(230,332)
(Decrease) increase in accounts payable and accrued liabilities	(7,110)	22,601
Decrease in due to PennyMac Financial Services, Inc.	(1,206)	(12,369)
(Decrease) increase in income taxes payable	(21,896)	37,199
Net cash (used in) provided by operating activities	(1,276,212)	1,747,025
Cash flows from investing activities
Net increase in short-term investments	(39,882)	(68,469)
Purchase of mortgage-backed securities at fair value	(2,772,168)	(661,774)
Sale and repayment of mortgage-backed securities at fair value	2,694,450	70,276
Repurchase of loans at fair value	(119)	—
Repayment of loans at fair value	22,182	51,081
Net settlement of derivative financial instruments	(3,352)	2,688
Distribution from credit risk transfer arrangements	42,709	207,014
Transfer of mortgage servicing rights relating to delinquent loans to Agency	835	—
Sale of real estate acquired in settlement of loans	760	2,893
(Increase) decrease in margin deposits	(68,158)	199,719
Net cash used in investing activities	(122,743)	(196,572)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2023	2022
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	33,465,001	30,883,776
Repurchase of assets sold under agreements to repurchase	(31,968,132)	(32,463,483)
Issuance of mortgage loan participation purchase and sale agreements	416,243	999,031
Repayment of mortgage loan participation purchase and sale agreements	(416,243)	(983,296)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	10,000	125,001
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(24,578)	(225,927)
Issuance of asset-backed financings at fair value	—	382,423
Repayment of asset-backed financings at fair value	(21,493)	(49,764)
Payment of debt issuance costs	(794)	(1,715)
Payment of dividends to preferred shareholders	(10,455)	(10,454)
Payment of dividends to common shareholders	(35,658)	(44,797)
Payment of vested share-based compensation tax withholdings	(567)	(522)
Repurchase of common shares	(7,563)	(31,829)
Net cash provided by (used in) financing activities	1,405,761	(1,421,556)
Net increase in cash	6,806	128,897
Cash at beginning of quarter	111,866	58,983
Cash at end of quarter	$118,672	$187,880
Supplemental cash flow information
Payments (refunds), net:
Income taxes	$—	$(11)
Interest	$189,351	$62,903
Non-cash investing activities:
Unsettled securities trades	$12,424	$—
Receipt of mortgage servicing rights as proceeds from sales of loans	$100,618	$194,596
Retention of subordinate mortgage-backed securities in loan securitizations	$—	$23,485
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$—	$405,908
Transfer of loans and advances to real estate acquired in settlement of loans	$797	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$—	$382,423
Dividends declared, not paid	$35,349	$43,689

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own correspondent production, including CRT agreements (“CRT Agreements”) and other CRT securities (together, “CRT arrangements”) and subordinate mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), Agency and senior non-Agency MBS and the related interest rate hedging activities.
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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("GinnieMae"). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•
The corporate segment includes management fees, corporate expense amounts and certain interest income and expense.

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

Note 2—Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and Agency MBS. Fixed-rate Agency and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of loans into Fannie Mae guaranteed loan securitizations which became reference pools underlying the CRT arrangements. Fannie Mae transferred interest-only (“IO”) ownership interests and recourse obligations based upon securitized reference pools of loans subject to the CRT arrangements into the trust entities, and the Company acquired the IO ownership interest and assumed the recourse obligations in the CRT arrangements.

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
•
The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and
•
The fair values of fixed-rate Agency and senior non-Agency pass through MBS are sensitive to changes in market interest rates.

Note 4—Transactions with Related Parties

The Company enters into transactions with subsidiaries of PFSI in support of its operating, investing and financing activities as summarized below.

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement. The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee, which generally ranges from one to two basis points based on the average number of calendar days loans are held by the Company before purchase by PLS. The Company may also sell conventional loans to PLS under the same arrangement subject to mutual agreement between the parties.

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
$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans or, as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.
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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Loan fulfillment fees earned by PLS	$11,923	$16,754
UPB of loans fulfilled by PLS	$6,628,810	$9,769,262

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,328	$1,296
UPB of loans sold to PLS:
Government guaranteed or insured	$9,213,712	$12,747,779
Conventional conforming	4,062,874	—
	$13,276,586	$12,747,779
Purchases of loans acquired for sale from PLS	$—	$259,038

Tax service fees paid to PLS	$1,410	$2,342

	March 31, 2023	December 31, 2022
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$416,162	$159,671

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$285	$264
Loans at fair value	120	210
MSRs	20,044	20,614
	$20,449	$21,088
Average investment in loans:
Acquired for sale at fair value	$2,359,044	$2,129,668
At fair value	$1,510,606	$1,559,939
Average MSR portfolio UPB	$230,812,774	$217,692,169

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to the Company’s common shares of beneficial interest (“Common Shares”) calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between PCM and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Equity” is the weighted average of the issue price per Common Share of all of the Company’s public offerings, multiplied by the weighted average number of Common Shares outstanding (including restricted share units) in the rolling four-quarter period.

“High watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on "equity") in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the "target yield") for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If the “net income” is lower than the target yield, the “high watermark” is increased by the difference. If the “net income” is higher than the target yield, the “high watermark” is reduced by the difference. Each time a performance incentive fee is earned, the “high watermark” returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the target yield, until the “net income” in excess of the target yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Base management	$7,257	$8,117
Performance incentive	—	—
	$7,257	$8,117
Average shareholders' equity amounts used to calculate base management fee expense	$1,962,105	$2,212,304

Expense Reimbursement

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$5,661	$5,357
Common overhead incurred by PCM and its affiliates	1,821	1,864
Compensation	165	165
	$7,647	$7,386
Payments and settlements during the year (1)	$32,384	$39,764

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both March 31, 2023 and December 31, 2022.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2023	December 31, 2022
	(in thousands)
Due from PFSI-Miscellaneous receivables	$—	$3,560

Due to PFSI:
Correspondent production fees	$8,325	$6,835
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	7,610	11,447
Management fees	7,257	7,307
Loan servicing fees	6,791	6,740
Fulfillment fees	5,183	4,043
	$35,166	$36,372

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2023	December 31, 2022
	(in thousands)
Loan servicing advances	$138,716	$197,972
Real estate acquired in settlement of loans	3,291	3,479
	$142,007	$201,451

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Cash flows:
Proceeds from sales	$5,587,266	$11,985,961
Loan servicing fees received	$164,214	$146,885

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$231,507,353	$229,858,573
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,556,305	$1,903,007
90 or more days delinquent:
Not in foreclosure	$839,807	$880,841
In foreclosure	$66,275	$70,921
Bankruptcy	$132,238	$123,239
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$144,897	$176,346
90 days or more	$404,288	$464,694
Custodial funds managed by the Company (2)	$2,347,138	$1,783,157

(1)
Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
(2)
Custodial funds include borrower and investor custodial cash accounts relating to loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, and these fees are included in Interest income in the Company’s consolidated statements of operations.

Note 6—Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its investing and financing activities.

Credit Risk Transfer Arrangements

The Company has previously entered into certain loan sales arrangements pursuant to which it accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on such loans and include CRT Agreements, and other CRT securities.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans and include:

•
CRT Agreements, which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance, which also includes those subject to the forbearance provided in the CARES Act) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity; and
•
Other CRT securities, which require the Company to absorb losses only when the reference loans realize credit losses.

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. For CRT Agreements, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For other CRT securities, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,030	$21,201
Valuation changes	8,096	(27,049)
	11,126	(5,848)
CRT strips
Realized	12,304	17,763
Valuation changes	24,128	(41,758)
	36,432	(23,995)
Interest-only security payable at fair value	(1,280)	(5,780)
	46,278	(35,623)
Interest income — Deposits securing CRT arrangements	14,212	222
	$60,490	$(35,401)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$1,257	$(15,973)

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(13,860)	$(22,098)
CRT strips	(113,065)	(137,193)
	$(126,925)	$(159,291)

Deposits securing CRT arrangements	$1,297,917	$1,325,294
Interest-only security payable at fair value	$23,205	$21,925

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$2,883	$1,262
Deposits securing CRT arrangements (1)	$1,297,917	$1,325,294

UPB of loans underlying CRT arrangements	$24,824,362	$25,315,524
Collection status (UPB):
Delinquency (2)
Current	$24,277,884	$24,673,719
30-89 days delinquent	$322,328	$409,049
90-180 days delinquent	$107,982	$112,286
180 or more days delinquent	$91,892	$93,717
Foreclosure	$24,276	$26,753
Bankruptcy	$57,676	$54,395
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$23,358	$35,388
90-180 days delinquent	$29,352	$39,033
180 or more days delinquent	$29,052	$35,588

(1)
Deposits securing credit risk transfer strip liabilities also secure $129.8 million and $160.6 million in CRT strip and CRT derivative liabilities at March 31, 2023 and December 31, 2022, respectively.
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

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing the subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

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

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by its consolidated VIEs on its consolidated statements of operations.

Following is a summary of the Company’s investment in subordinate mortgage-backed securities held in consolidated VIEs:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Fair value changes:
Loans at fair value	$11,017	$(96,564)
Asset-backed financings at fair value	$(10,160)	$89,174
Interest income	$15,166	$12,849
Interest expense	$12,353	$11,027

	March 31, 2023	December 31, 2022
	(in thousands)
Loans at fair value	$1,498,923	$1,509,942
Asset-backed financings at fair value	$1,403,080	$1,414,955
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$84,866	$84,044

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

The Company identified PMT’s asset-backed financings of VIEs and interest only security payable to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facilities, thereby matching the debt issuance cost to the periods benefiting from the availability of these facilities.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$292,153	$—	$—	$292,153
Mortgage-backed securities at fair value	—	4,629,004	—	4,629,004
Loans acquired for sale at fair value	—	3,133,409	10,109	3,143,518
Loans at fair value	—	1,498,923	3,548	1,502,471
Derivative assets:
Call options on interest rate futures purchase contracts	13,508	—	—	13,508
Put options on interest rate futures purchase contracts	6,570	—	—	6,570
Forward purchase contracts	—	16,477	—	16,477
Forward sale contracts	—	7,711	—	7,711
MBS call options	—	1,832	—	1,832
MBS put options	—	3,573	—	3,573
CRT derivatives	—	—	2,883	2,883
Interest rate lock commitments	—	—	9,952	9,952
Total derivative assets before netting	20,078	29,593	12,835	62,506
Netting	—	—	—	26,779
Total derivative assets after netting	20,078	29,593	12,835	89,285
Mortgage servicing rights at fair value	—	—	3,975,076	3,975,076
	$312,231	$9,290,929	$4,001,568	$13,631,507
Liabilities:
Asset-backed financings at fair value	$—	$1,403,080	$—	$1,403,080
Interest-only security payable at fair value	—	—	23,205	23,205
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	5,302	—	5,302
Forward sales contracts	—	86,918	—	86,918
MBS call options	—	2,004	—	2,004
CRT derivatives	—	—	16,743	16,743
Interest rate lock commitments	—	—	1,403	1,403
Total derivative liabilities before netting	—	94,224	18,146	112,370
Netting	—	—	—	(86,966)
Total derivative liabilities after netting	—	94,224	18,146	25,404
Credit risk transfer strips	—	—	113,065	113,065
Total derivative and credit risk transfer strip liabilities	—	94,224	131,211	138,469
	$—	$1,497,304	$154,416	$1,564,754

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$252,271	$—	$—	$252,271
Mortgage-backed securities at fair value	—	4,462,601	—	4,462,601
Loans acquired for sale at fair value	—	1,811,225	10,708	1,821,933
Loans at fair value	—	1,509,942	3,457	1,513,399
Derivative assets:
Call options on interest rate futures purchase contracts	2,906	—	—	2,906
Put options on interest rate futures purchase contracts	8,130	—	—	8,130
Forward purchase contracts	—	418	—	418
Forward sale contracts	—	43,435	—	43,435
MBS put options	—	2,783	—	2,783
CRT derivatives	—	—	1,262	1,262
Interest rate lock commitments	—	—	3,877	3,877
Total derivative assets before netting	11,036	46,636	5,139	62,811
Netting	—	—	—	22,129
Total derivative assets after netting	11,036	46,636	5,139	84,940
Mortgage servicing rights at fair value	—	—	4,012,737	4,012,737
	$263,307	$7,830,404	$4,032,041	$12,147,881
Liabilities:
Asset-backed financings at fair value	$—	$1,414,955	$—	$1,414,955
Interest-only security payable at fair value	—	—	21,925	21,925
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	15,196	—	15,196
Forward sales contracts	—	17,279	—	17,279
CRT derivatives	—	—	23,360	23,360
Interest rate lock commitments	—	—	4,355	4,355
Total derivative liabilities before netting	—	32,475	27,715	60,190
Netting	—	—	—	(30,157)
Total derivative liabilities after netting	—	32,475	27,715	30,033
Credit risk transfer strips	—	—	137,193	137,193
Total derivative and credit risk transfer strip liabilities	—	32,475	164,908	167,226
	$—	$1,447,430	$186,833	$1,604,106

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended March 31, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	3,495	119	—	(7,687)	—	—	(4,073)
Repayments and sales	(3,767)	(20)	(2,888)	—	(12,304)	—	(18,979)
Amounts received pursuant to sales of loans	—	—	—	—	—	100,618	100,618
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(327)	452	11,126	27,032	36,432	(137,444)	(62,729)
	(327)	452	11,126	27,032	36,432	(137,444)	(62,729)
Transfers of:
Loans to REO	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(10,318)	—	—	(10,318)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	(835)	(835)
Balance, March 31, 2023	$10,109	$3,548	$(13,860)	$8,549	$(113,065)	$3,975,076	$3,870,357
Changes in fair value recognized during the year relating to assets still held at March 31, 2023	$161	$(8)	$8,096	$8,549	$24,128	$(137,444)	$(96,518)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2023
(in thousands)
Interest-only security payable:
Balance, December 31, 2022	$21,925
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	1,280
1,280
Balance, March 31, 2023	$23,205
Changes in fair value recognized during the year relating to liability outstanding at March 31, 2023	$1,280

	Quarter ended March 31, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	24,105	—	—	(28,144)	—	—	(4,039)
Repayments and sales	(29,498)	(654)	(21,165)	—	(17,763)	—	(69,080)
Amounts received pursuant to sales of loans	—	—	—	—	—	194,596	194,596
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(411)	442	(5,848)	(118,799)	(23,995)	303,721	155,110
	(411)	442	(5,848)	(118,799)	(23,995)	303,721	155,110
Transfers:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	121,027	—	—	121,027
Balance, March 31, 2022	$24,325	$3,949	$(8,049)	$(23,465)	$(68,595)	$3,391,172	$3,319,337
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2022	$(229)	$66	$(27,049)	$(23,465)	$(41,758)	$303,721	$211,286

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	March 31, 2023			December 31, 2022
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$3,140,761	$3,089,597	$51,164	$1,819,551	$1,795,445	$24,106
90 or more days delinquent:
Not in foreclosure	2,551	3,449	(898)	1,666	1,927	(261)
In foreclosure	206	300	(94)	716	809	(93)
	2,757	3,749	(992)	2,382	2,736	(354)
	$3,143,518	$3,093,346	$50,172	$1,821,933	$1,798,181	$23,752
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,498,108	$1,766,772	$(268,664)	$1,508,540	$1,788,911	$(280,371)
90 or more days delinquent:
Not in foreclosure	815	1,077	(262)	1,231	1,642	(411)
In foreclosure	—	—	—	171	226	(55)
	815	1,077	(262)	1,402	1,868	(466)
	1,498,923	1,767,849	(268,926)	1,509,942	1,790,779	(280,837)
Distressed:
Current through 89 days delinquent	480	714	(234)	498	682	(184)
90 or more days delinquent:
Not in foreclosure	1,404	2,561	(1,157)	1,230	2,964	(1,734)
In foreclosure	1,664	2,575	(911)	1,729	2,728	(999)
	3,068	5,136	(2,068)	2,959	5,692	(2,733)
	3,548	5,850	(2,302)	3,457	6,374	(2,917)
	$1,502,471	$1,773,699	$(271,228)	$1,513,399	$1,797,153	$(283,754)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2023
	Net gains (losses) on investments and financings	Net loan servicing fees	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$78,218	$—	$—	$(1,956)	$76,262
Loans acquired for sale at fair value	—	—	15,315	—	15,315
Loans at fair value	11,468	—	—	126	11,594
Credit risk transfer strips	36,432	—	—	—	36,432
MSRs at fair value	—	(137,444)	—	—	(137,444)
	$126,118	$(137,444)	$15,315	$(1,830)	$2,159
Liabilities:
Interest-only security payable at fair value	$(1,280)	$—	$—	$—	$(1,280)
Asset-backed financings at fair value	(10,160)	—	—	(542)	(10,702)
	$(11,440)	$—	$—	$(542)	$(11,982)

	Quarter ended March 31, 2022
	Net gains (losses) on investments and financings	Net loan servicing fees	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(186,525)	$—	$—	$(1,411)	$(187,936)
Loans acquired for sale at fair value	—	—	(227,266)	—	(227,266)
Loans at fair value	(96,121)	—	—	(949)	(97,070)
Credit risk transfer strips	(23,995)	—	—	—	(23,995)
MSRs at fair value	—	303,721	—	—	303,721
	$(306,641)	$303,721	$(227,266)	$(2,360)	$(232,546)
Liabilities:
Interest-only security payable at fair value	$(5,780)	$—	$—	$—	$(5,780)
Asset-backed financings at fair value	89,174	—	—	(834)	88,340
	$83,394	$—	$—	$(834)	$82,560

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2023	$—	$—	$325	$325
December 31, 2022	$—	$—	$1,292	$1,292

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Real estate asset acquired in settlement of loans	$73	$(148)

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

Following are the carrying and fair values of the Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes:

	March 31, 2023		December 31, 2022
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,790,958	$2,763,386	$2,804,028	$2,721,391
Exchangeable senior notes	$547,003	$496,073	$546,254	$471,781

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to PFSI’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial, risk, credit, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The FAV group is responsible for reporting to PFSI’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and of key inputs to those procured from nonaffiliated brokers and published surveys.

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of securities accounted for as MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

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

•
Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair value for loans acquired for sale categorized as “Level 3” assets is estimated using a discounted cash flow approach or their contracted selling price when applicable. Inputs to the discounted cash flow model include current interest rates, payment status, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Distressed loans’ fair values are estimated based on the expected resolution from the individual asset’s disposition strategy. When a cash flow projection is used to estimate the fair value, those cash flows are discounted at annual rates up to 20%.

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

The Company assesses the fair values it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$2,883	$1,262
Liabilities	$16,743	$23,360
UPB of loans in reference pools	$5,865,196	$5,972,060
Key inputs (1)
Discount rate
Range	8.3% – 10.0%	8.7% – 11.1%
Weighted average	9.9%	10.8%
Voluntary prepayment speed (2)
Range	7.3% – 8.4%	7.5% – 8.3%
Weighted average	7.6%	7.6%
Involuntary prepayment speed (3)
Range	0.5% – 1.2%	0.5% – 1.3%
Weighted average	0.6%	0.6%
Remaining loss expectation
Range	0.4% – 0.6%	0.4% – 0.7%
Weighted average	0.6%	0.6%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2023	December 31, 2022
Fair value (in thousands) (1)	$8,549	$(478)
Committed amount (in thousands)	$1,806,398	$1,484,384
Key inputs (2)
Pull-through rate
Range	42.0% – 100%	54.8% – 100%
Weighted average	86.7%	92.1%
MSR fair value expressed as
Servicing fee multiple
Range	1.5 – 7.4	1.9 – 7.1
Weighted average	4.4	4.7
Percentage of UPB
Range	0.5% – 3.1%	0.7% – 3.1%
Weighted average	1.9%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains (losses) on investments and financings, Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, or Net gains on loans acquired for sale, as applicable, in the consolidated statements of operations.

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

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the securities derived from indications provided by the nonaffiliated brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. The Company recognized the effect of the removal of this restriction in Net gains (losses) on investments and financing during the quarter ended March 31, 2022.

The Company assesses the indications of fair value it receives from nonaffiliated brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$113,065	$137,193
UPB of loans in the reference pools	$18,959,166	$19,343,464
Key inputs (1)
Discount rate
Range	6.6% – 10.3%	4.3% – 11.3%
Weighted average	9.8%	10.5%
Voluntary prepayment speed (2)
Range	7.7% – 7.9%	7.7% – 7.9%
Weighted average	7.7%	7.7%
Involuntary prepayment speed (3)
Range	0.5% – 1.5%	0.6% – 2.0%
Weighted average	0.6%	0.8%
Remaining loss expectation
Range	0.7% – 2.0%	0.7% – 2.0%
Weighted average	0.9%	0.9%

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

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spreads, the prepayment speeds of the underlying loans, and the annual per-loan cost to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease, when returns required by market participants (pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2023	2022
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$100,618	$194,596
UPB of underlying loans	$5,549,325	$11,929,172
Weighted average annual servicing fee rate (in basis points)	41	31
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.7%	5.8% – 7.8%
Weighted average	5.8%	6.6%
Prepayment speed (3)
Range	13.1% – 21.8%	6.0% – 9.0%
Weighted average	13.2%	8.4%
Equivalent average life (in years)
Range	2.8 – 6.6	4.0 – 8.4
Weighted average	6.5	8.0
Annual per-loan cost of servicing
Range	$69 – $69	$80 – $80
Weighted average	$69	$80

(1)
Weighted average inputs are based on UPB of the underlying loans.
(2)
The Company uses the pricing spread over the United States Treasury (“Treasury”) securities yield curve for the purpose of discounting cash flows relating to MSRs.
(3)
Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2023	December 31, 2022
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,975,076	$4,012,737
UPB of underlying loans	$231,615,214	$229,971,035
Weighted average annual servicing fee rate (in basis points)	29	29
Weighted average note interest rate	3.5%	3.5%
Key inputs (1)
Pricing spread (2)
Range	4.9% – 8.9%	4.9% – 8.8%
Weighted average	5.8%	5.7%
Effect on fair value of (3):
5% adverse change	$(52,336)	$(52,004)
10% adverse change	$(103,357)	$(102,727)
20% adverse change	$(201,628)	$(200,497)
Prepayment speed (4)
Range	5.2% – 18.4%	5.1% – 17.4%
Weighted average	6.7%	6.3%
Equivalent average life (in years)
Range	3.3 – 9.1	3.5 – 9.3
Weighted average	8.7	8.9
Effect on fair value of (3):
5% adverse change	$(53,572)	$(51,044)
10% adverse change	$(105,425)	$(100,544)
20% adverse change	$(204,325)	$(195,201)
Annual per-loan cost of servicing
Range	$68 – $69	$69 – $69
Weighted average	$69	$69
Effect on fair value of (3):
5% adverse change	$(17,640)	$(17,629)
10% adverse change	$(35,279)	$(35,258)
20% adverse change	$(70,559)	$(70,515)

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
The Company uses a pricing spread over the Treasury securities yield curve for the purpose of discounting cash flows relating to MSRs.
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
Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of quarter	$4,462,601	$2,666,768
Purchases	2,784,592	661,774
Sales	(2,629,540)	—
Repayments	(64,910)	(70,276)
Changes in fair value included in income arising from:
Amortization of net purchase premiums (discounts)	(1,957)	(1,411)
Valuation adjustments	78,218	(186,525)
	76,261	(187,936)
Balance at end of quarter	$4,629,004	$3,070,330

	March 31, 2023	December 31, 2022
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,616,580	$4,462,601

Following is a summary of the Company’s investment in MBS:

	March 31, 2023
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,419,508	$607	$(10,064)	$4,410,051
Subordinate credit-linked securities	197,313	(180)	(431)	196,702
Senior non-Agency securities	27,814	(865)	(4,698)	22,251
	$4,644,635	$(438)	$(15,193)	$4,629,004

	December 31, 2022
	Principal balance	Unamortized net purchase premiums (discounts)	Accumulated valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,693,045	$30,423	$(460,966)	$4,262,502
Subordinate credit-linked securities	184,620	52	(6,774)	177,898
Senior non-Agency securities	28,103	(876)	(5,026)	22,201
	$4,905,768	$29,599	$(472,766)	$4,462,601

(1)
All MBS have maturities of more than ten years.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2023	December 31, 2022
	(in thousands)
GSE eligible (1)	$2,717,247	$1,651,554
Held for sale to PLS — Government insured or guaranteed (2)	416,162	159,671
Home equity lines of credit	2,174	2,424
Repurchased pursuant to representations and warranties	7,935	8,284
	$3,143,518	$1,821,933

Loans pledged to secure Assets sold under agreements to repurchase	$3,117,294	$1,801,368

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
(2)
The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company sells all government-insured or guaranteed loans (as well as certain GSE eligible loans) that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as discussed in Note 6 –Variable Interest Entities – Subordinate Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	March 31, 2023	December 31, 2022
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,449,070	$1,459,160
Fixed interest rate jumbo loans	49,853	50,782
	1,498,923	1,509,942
Distressed loans	3,548	3,457
	$1,502,471	$1,513,399
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,498,923	$1,509,942
Assets sold under agreements to repurchase	194	206
	$1,499,117	$1,510,148

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At March 31, 2023 and December 31, 2022, $84.9 million and $84.0 million, respectively, of such retained certificates were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2023	December 31, 2022
	(in thousands)
Derivative assets	$89,285	$84,940
	$89,285	$84,940

Derivative liabilities	$25,404	$30,033
Credit risk transfer strip liabilities	113,065	137,193
	$138,469	$167,226

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

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of loans acquired for sale, IRLCs and MSRs.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,325,000	$13,508	$—	1,950,000	$2,906	$—
Put options on interest rate futures purchase contracts	2,775,000	6,570	—	1,785,000	8,130	—
Forward purchase contracts	4,121,991	16,477	5,302	3,929,833	418	15,196
Forward sale contracts	11,511,964	7,711	86,918	11,661,925	43,435	17,279
MBS call options	—	1,832	2,004	—	—	—
MBS put options	750,000	3,573	—	1,050,000	2,783	—
Bond futures	1,212,800	—	—	867,900	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,865,196	2,883	16,743	5,972,060	1,262	23,360
Interest rate lock commitments	1,806,398	9,952	1,403	1,484,384	3,877	4,355
Total derivative instruments before netting		62,506	112,370		62,811	60,190
Netting		26,779	(86,966)		22,129	(30,157)
		$89,285	$25,404		$84,940	$30,033
Margin deposits placed with derivative counterparties included in derivative balances above, net		$113,744			$52,286
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$2,883			$1,262

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to a legally enforceable master netting arrangement and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of March 31, 2023 and December 31, 2022, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$2,883	$—	$—	$2,883	$1,262	$—	$—	$1,262
Interest rate lock commitments	9,952	—	—	9,952	3,877	—	—	3,877
RJ O’Brien & Associates, LLC	20,078	—	—	20,078	11,036	—	—	11,036
Bank of America, N.A.	19,982	—	—	19,982	14,666	—	—	14,666
Morgan Stanley & Co. LLC	17,169	—	—	17,169	33,703	—	—	33,703
Goldman Sachs & Co. LLC	9,315	—	—	9,315	2,789	—	—	2,789
Citigroup Global Markets Inc.	6,276	—	—	6,276	—	—	—	—
Wells Fargo Securities, LLC	—	—	—	—	6,980	—	—	6,980
Credit Suisse Securities (USA) LLC	—	—	—	—	5,827	—	—	5,827
Barclays Capital Inc.	—	—	—	—	2,013	—	—	2,013
J.P. Morgan Securities LLC	—	—	—	—	110	—	—	110
Other	3,630	—	—	3,630	2,677	—	—	2,677
	$89,285	$—	$—	$89,285	$84,940	$—	$—	$84,940

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

	March 31, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,403	$—	$—	$1,403	$4,355	$—	$—	$4,355
CRT derivatives	16,743	—	—	16,743	23,360	—	—	23,360
J.P. Morgan Securities LLC	1,991,349	(1,991,349)	—	—	1,605,813	(1,605,813)	—	—
Barclays Capital Inc.	1,242,211	(1,241,372)	—	839	1,115,265	(1,115,265)	—	—
Bank of America, N.A.	1,085,013	(1,085,013)	—	—	1,239,293	(1,239,293)	—	—
Wells Fargo Securities, LLC	951,279	(949,955)	—	1,324	262,512	(262,512)	—	—
Atlas Securitized Products, L.P.	895,137	(895,137)	—	—	—	—	—	—
Credit Suisse Securities (USA) LLC	—	—	—	—	675,639	(675,639)	—	—
BNP Paribas	378,785	(378,785)	—	—	153,220	(153,220)	—	—
Daiwa Capital Markets	376,627	(376,317)	—	310	439,089	(439,089)	—	—
RBC Capital Markets, L.P.	335,303	(335,303)	—	—	268,581	(268,581)	—	—
Amherst Pierpont Securities LLC	262,183	(262,093)	—	90	283,928	(283,294)	—	634
Citigroup Global Markets Inc.	246,508	(246,508)	—	—	197,229	(195,807)	—	1,422
Goldman Sachs & Co. LLC	193,012	(193,012)	—	—	156,952	(156,952)	—	—
Mizuho Financial Group	81,569	(80,066)	—	1,503	—	—	—	—
Morgan Stanley & Co. LLC	76,031	(76,031)	—	—	218,730	(218,730)	—	—
Nomura Holdings America, Inc	4,567	(4,567)	—	—	4,444	(4,444)	—	—
Other	3,192	—	—	3,192	262	—	—	262
	$8,140,912	$(8,115,508)	$—	$25,404	$6,648,672	$(6,618,639)	$—	$30,033

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statements of operations line	2023	2022
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$9,027	$(25,916)
CRT derivatives	Net gains (losses) on investments and financings	$11,126	$(5,848)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(20,744)	$251,899
Mortgage servicing rights	Net loan servicing fees	$(54,891)	$(163,802)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Balance at beginning of quarter	$4,012,737	$2,892,855
MSRs resulting from loan sales	100,618	194,596
Transfer to Agency of mortgage servicing rights relating to delinquent loans	(835)	—
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(45,771)	392,640
Other changes in fair value (2)	(91,673)	(88,919)
	(137,444)	303,721
Balance at end of quarter	$3,975,076	$3,391,172

	March 31, 2023	December 31, 2022
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,926,160	$3,962,820

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Contractually-specified servicing fees	$164,214	$146,885
Ancillary and other fees:
Late charges	759	612
Other	3,184	8,502
	3,943	9,114
	$168,157	$155,999
Average MSR servicing portfolio	$230,812,774	$217,692,169

MSR recapture fees	$485	$8,260
UPB of loans recaptured	$95,191	$1,580,805

Note 13— Other Assets

Other assets are summarized below:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Derivative margin deposits	$59,191	$51,463
Interest receivable	40,231	31,027
Servicing fees receivable	13,149	15,727
Correspondent lending receivables	8,063	8,967
Other receivables	22,781	7,657
Real estate acquired in settlement of loans	8,270	7,734
Other	18,732	12,416
	$170,417	$134,991
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$3,554	$3,297

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2023.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2023	2022
	(dollars in thousands)
Weighted average interest rate (1)	5.55%	1.06%
Average balance	$7,242,478	$4,999,896
Total interest expense	$100,267	$15,571
Maximum daily amount outstanding	$9,107,074	$7,405,436

(1)
Excludes the effect of amortization of debt issuance costs of $1.2 million and $2.5 million for the quarters ended

March 31, 2023 and 2022, respectively.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,115,508	$6,618,639
Unamortized debt issuance costs	(1,400)	(2,111)
	$8,114,108	$6,616,528
Weighted average interest rate	5.80%	5.03%
Available borrowing capacity (1):
Committed	$41,308	$217,279
Uncommitted	3,253,455	4,762,056
	$3,294,763	$4,979,335
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$17,399	$(13,630)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,616,580	$4,462,601
Loans acquired for sale at fair value	$3,117,294	$1,801,368
Loans at fair value:
Securities retained in asset-backed financings	$84,866	$84,044
Distressed	$194	$206
Deposits securing credit risk transfer arrangements	$446,574	$455,552
Mortgage servicing rights (2)	$2,045,372	$2,092,794
Servicing advances	$76,664	$100,888
Real estate acquired in settlement of loans	$3,554	$3,297

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2023 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$4,405,227
Over 30 to 90 days	2,837,245
Over 90 days to 180 days	424,998
Over 180 days to 1 year	—
Over 1 year to 2 years	448,038
$8,115,508
Weighted average maturity (in months)	2.0

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2023:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Bank of America, N.A.	$33,622	May 6, 2023	June 5, 2024
Citibank, N.A.	$18,609	May 31, 2023	April 26, 2024
Barclays Capital Inc.	$48,065	June 2, 2023	November 13, 2024
Goldman Sachs & Co. LLC	$3,745	June 5, 2023	December 23, 2023
JPMorgan Chase & Co.	$11,598	May 30, 2023	June 17, 2024
Atlas Securitized Products, L.P.	$61,683	June 9, 2023	May 31, 2024
Wells Fargo Securities, LLC	$14,178	June 13, 2023	November 17, 2023
BNP Paribas Corporate & Institutional Banking	$14,908	June 18, 2023	November 30, 2024
RBC Capital Markets, L.P.	$12,112	June 6, 2023	February 10, 2024
Morgan Stanley & Co. LLC	$4,082	June 19, 2023	January 27, 2025

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$19,928	April 23, 2023
Citibank, N.A.	$32,022	May 24, 2023
Barclays Capital Inc.	$56,559	April 14, 2023
JPMorgan Chase & Co.	$52,383	April 19, 2023
Wells Fargo Securities, LLC	$28,870	April 6, 2023
Daiwa Capital Markets America Inc.	$10,772	April 24, 2023
Amherst Pierpont Securities LLC	$7,831	April 21, 2023
Mizuho Financial Group	$4,173	April 21, 2023
Nomura Holdings America, Inc	$1,707	April 3, 2023

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$57,379	April 3, 2023
Citibank, N.A.	$54,539	July 3, 2023
Goldman Sachs & Co. LLC	$96,233	May 23, 2023

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended March 31,
	2023	2022
	(dollars in thousands)
Average balance (1)	$17,107	$35,809
Weighted average interest rate (2)	6.20%	1.64%
Total interest expense	$293	$176
Maximum daily amount outstanding	$90,531	$88,633

(1)
No outstanding balance as of March 31, 2023 and December 31, 2022.
(2)
Excludes the effect of amortization of debt issuance costs of $31,000 for the quarters ended March 31, 2023 and 2022.

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

Following is a summary of the CRT Term Notes outstanding:

			Unpaid	Annual interest rate		Maturity date
Term notes	Issuance date	Issuance amount	principal balance	Index	Spread	Stated	Optional extension (1)
		(in thousands)
2021 1R	March 4, 2021	$659,156	$292,216	LIBOR (2)	2.90%	February 28, 2024	February 27, 2026
2020 1R	February 14, 2020	$350,000	56,576	LIBOR	2.35%	February 27, 2025	(3)
2019 3R	October 16, 2019	$375,000	53,134	LIBOR	2.70%	October 29, 2024	(3)
2019 2R	June 11, 2019	$638,000	176,190	LIBOR	2.75%	May 29, 2023	May 29, 2025
			$578,116

(1)
The indentures relating to these issuances provide the Company with the option to extend the maturity dates of certain of the CRT Term Notes under the conditions specified in the respective agreements.
(2)
London Inter-Bank Offered Rate ("LIBOR").
(3)
Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.

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
			$1,105,000

(1)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the FT-1 Notes under the conditions specified in the respective agreements.
(2)
Secured Overnight Financing Rate ("SOFR")
(3)
Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR Financing

The Company, through PMC and PMH, finances certain MSRs (including any related excess servicing spread) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is $1.6 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement, with a weighted average maturity of June 2024. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On March 16, 2023, the Company and its subsidiaries consented to assignments of all of the credit facilities provided to the Company by Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Credit Suisse AG, Cayman Islands Branch, as a buyer or purchaser, and Alpine Securitization LTD, as a buyer or purchaser. All of the credit facilities were assigned to Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended March 31,
	2023	2022
	(dollars in thousands)
Average balance	$2,802,691	$2,438,773
Weighted average interest rate (1)	7.69%	3.14%
Total interest expense	$54,947	$20,366
Maximum daily amount outstanding	$2,812,694	$2,601,767

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $1.5 million for the quarters ended

March 31, 2023 and 2022, respectively.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT Term Notes	$578,116	$592,694
FT-1 Notes	1,105,000	1,105,000
Freddie Mac credit agreements	1,115,000	1,115,000
	2,798,116	2,812,694
Unamortized debt issuance costs	(7,158)	(8,666)
	$2,790,958	$2,804,028
Weighted average interest rate	7.84%	7.30%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,926,160	$3,962,820
CRT Agreements:
Deposits securing CRT arrangements	$851,343	$869,742
Derivative assets	$2,883	$1,262

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Exchangeable Senior Notes

On March 5 and March 9, 2021, PMC issued $345 million aggregate principal amount of exchangeable senior notes (the “2026 Exchangeable Notes”) due 2026 in a private offering. The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2026 Exchangeable Notes bear interest at a rate of 5.50% per year, payable semiannually.

On November 7 and November 19, 2019, PMC issued $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in a private offering. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes bear interest at 5.50% per year, payable semiannually.

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Average balance	$546,511	$529,542
Weighted average interest rate (1)	5.66%	5.84%
Interest expense	$8,380	$8,320

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying value:
UPB	$555,000	$555,000
Unamortized debt issuance costs	(7,997)	(8,746)
	$547,003	$546,254

(1)
Excludes the effect of amortization of debt issuance costs of $748,000 and $689,000 for the quarters ended March 31, 2023 and 2022, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended March 31,
	2023	2022
	(dollars in thousands)
Average balance	$1,411,990	$1,460,610
Total interest expense	$12,353	$11,027
Weighted average interest rate (1)	3.70%	3.29%

(1)
Excludes the effect of (accrual) amortization of premiums and debt issuance cost of $(542,000) and $834,000 for the quarters ended March 31, 2023 and 2022, respectively.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$1,403,080	$1,414,955
Unpaid principal balance	$1,659,916	$1,681,410
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the certificates.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended March 31,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,798,116	$918,406	$1,224,710	$350,000	$—	$305,000	$—
Exchangeable senior notes	555,000	—	210,000	345,000	—	—	—
Asset-backed financings at fair value (2)	1,659,916	—	—	—	—	—	1,659,916
Interest-only security payable at fair value (2)	23,205	—	—	—	—	—	23,205
Total	$5,036,237	$918,406	$1,434,710	$695,000	$—	$305,000	$1,683,121

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Balance, beginning of quarter	$39,471	$40,249
Provision for losses:
Pursuant to loan sales	940	1,317
Reduction in liability due to change in estimate	(616)	(1,165)
Losses incurred	(388)	(176)
Balance, end of quarter	$39,407	$40,225
UPB of loans subject to representations and warranties at end of quarter	$230,035,290	$217,466,262

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2023
(in thousands)
Commitments to purchase loans acquired for sale	$1,806,398

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

The discontinuation of LIBOR could affect the Company’s interest expense and earnings, cost of capital, and the fair value of certain of its assets and the instruments used to hedge their fair value. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share
Preferred						Quarter ended March 31,
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2023	2022
Fixed-to-floating rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42
		22,400	$560,000	$18,518	$541,482

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its Common Shares, all of which were available for issuance as of March 31, 2023.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On October 24, 2022, the Company’s board of trustees approved an increase to PMT's Common Share repurchase authorization from $400 million to $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended March 31,		Cumulative
	2023	2022	total (1)
	(in thousands)
Common Shares repurchased	638	1,974	27,329
Cost of Common Shares repurchased (2)	$7,564	$31,829	$406,303

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through March 31, 2023.
(2)
Cumulative total cost of Common Shares repurchased includes $547,000 of transaction fees.

Note 19— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$78,218	$(186,525)
Loans at fair value:
Held in VIEs	11,017	(96,564)
Distressed	451	443
CRT arrangements	46,278	(35,623)
Asset-backed financings at fair value	(10,160)	89,174
	$125,804	$(229,095)

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(72,945)	$(439,788)
Hedging activities	(52,116)	338,102
	(125,061)	(101,686)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	100,618	194,596
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(940)	(1,317)
Reduction of liability due to change in estimate	616	1,165
	(324)	(152)
Changes in fair value of loans and derivatives
Interest rate lock commitments	9,027	(25,916)
Loans	(10,487)	22,018
Hedging derivatives	31,372	(86,203)
	29,912	(90,101)
	130,206	104,343
Total from nonaffiliates	5,145	2,657
From PFSI ‒ cash gains	1,328	1,296
	$6,473	$3,953

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Interest income:
Cash and short-term investments	$6,311	$403
Mortgage-backed securities	51,139	14,400
Loans acquired for sale at fair value	36,988	19,248
Loans at fair value:
Held in consolidated variable interest entities	15,166	12,849
Distressed	(7)	174
Deposits securing CRT arrangements	14,212	222
Placement fees relating to custodial funds	28,920	3,709
Other	290	58
	153,019	51,063
Interest expense:
Assets sold under agreements to repurchase	100,267	15,571
Mortgage loan participation purchase and sale agreements	293	176
Notes payable secured by credit risk transfer and mortgage servicing assets	54,947	20,366
Exchangeable senior notes	8,380	8,320
Asset-backed financings at fair value	12,353	11,027
Interest shortfall on repayments of loans serviced for Agency securitizations	1,029	7,042
Interest on loan impound deposits	1,343	1,012
Other	525	—
	179,137	63,514
Net interest expense	$(26,118)	$(12,451)

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

The 2019 Plan allows for the grant of restricted and performance-based share and unit awards.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Grants:
Restricted share units	165	128
Performance share units	123	99
	288	227
Grant date fair value:
Restricted share units	$2,134	$2,006
Performance share units	1,581	1,551
	$3,715	3,557
Vestings:
Restricted share units	129	78
Performance share units (1)	48	41
	177	119
Forfeitures:
Restricted share units	—	—
Performance share units	—	9
	—	9
Compensation expense relating to share-based grants	$1,156	$1,029

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the quarter ended March 31, 2023 was 48,372 Common Shares, which is approximately 39% of the originally granted performance-based RSUs.

	March 31, 2023
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	261	217
Grant date average fair value per unit	$14.43	$14.53

Note 23—Income Taxes

The Company’s effective tax rate was (56.4)% with consolidated pretax income of $38.8 million for the quarter ended March 31, 2023. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $21.8 million on a pretax loss of $90.1 million for the quarter ended March 31, 2023. For the same period in 2022, the TRS recognized a tax expense of $37.9 million on pretax income of $272.8 million. The Company’s reported consolidated pretax income was $18.1 million for the quarter ended March 31, 2022. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2023, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending March 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2023	2022
	(in thousands except per share amounts)
Net income (loss)	$60,697	$(19,129)
Dividends on preferred shares	(10,455)	(10,455)
Effect of participating securities—share-based compensation awards	(140)	(104)
Net income (loss) attributable to common shareholders	50,102	(29,688)
Interest on Exchangeable Notes, net of income taxes	6,352	—
Income attributable to participating securities	8	—
Diluted net income (loss) attributable to common shareholders	$56,462	$(29,688)
Weighted average basic shares outstanding	88,831	94,146
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	—
Shares issuable under share-based compensation plan	229	—
Diluted weighted average shares outstanding	113,388	94,146
Basic earnings (loss) per share	$0.56	$(0.32)
Diluted earnings (loss) per share	$0.50	$(0.32)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Shares issuable under share-based compensation plan	—	133
Shares issuable pursuant to exchange of the Exchangeable Senior Notes	—	24,328

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$54,388	$71,416	$—	$—	$125,804
Net gains on loans acquired for sale	—	—	6,473	—	6,473
Net loan servicing fees	—	(23,693)	—	—	(23,693)
Net interest expense:
Interest income	21,394	92,083	36,927	2,615	153,019
Interest expense	17,803	125,168	35,132	1,034	179,137
	3,591	(33,085)	1,795	1,581	(26,118)
Other	56	—	7,844	—	7,900
	58,035	14,638	16,112	1,581	90,366
Expenses:
Loan fulfillment and servicing fees payable to PFSI	77	20,372	11,923	—	32,372
Management fees	—	—	—	7,257	7,257
Other	636	1,289	2,408	7,603	11,936
	713	21,661	14,331	14,860	51,565
Pretax income (loss)	$57,322	$(7,023)	$1,781	$(13,279)	$38,801
Total assets at end of quarter	$1,620,576	$10,110,650	$3,196,705	$429,298	$15,357,229

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$(44,905)	$(184,190)	$—	$—	$(229,095)
Net gains on loans acquired for sale	(4)	—	3,957	—	3,953
Net loan servicing fees	—	304,178	—	—	304,178
Net interest expense:
Interest income	2,058	29,110	19,181	714	51,063
Interest expense	10,128	41,685	11,560	141	63,514
	(8,070)	(12,575)	7,621	573	(12,451)
Other	288	—	14,966	—	15,254
	(52,691)	107,413	26,544	573	81,839
Expenses:
Loan fulfillment and servicing fees payable to PFSI	59	21,029	16,754	—	37,842
Management fees	—	—	—	8,117	8,117
Other	3,211	2,175	5,212	7,224	17,822
	3,270	23,204	21,966	15,341	63,781
Pretax income (loss)	$(55,961)	$84,209	$4,578	$(14,768)	$18,058
Total assets at end of quarter	$1,747,763	$8,387,313	$1,812,210	$440,229	$12,387,515

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

The Agencies’ capital and liquidity amounts and requirements, are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2023	$1,100,753	$593,721	13%	6%	$385,500	$79,946
December 31, 2022	$1,138,331	$586,436	16%	6%	$343,286	$79,372

(1)
Calculated in accordance with the Agencies’ requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it was in compliance with the Agencies’ revised requirements as of March 31, 2023.

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

•
On April 5, 2023, the Company issued an aggregate principal amount of $235 million in secured term notes to qualified institutional buyers under Rule 144A of the Securities Act. The term notes bear interest at an annual rate equal to SOFR plus a spread as defined in the borrowing agreement.
•
The Company exercised its options to extend the maturity dates of the 2018 FT-1 Note from April 25, 2023 to April 25, 2025 and of the 2019-2R CRT Term Note from May 29, 2023 to May 29, 2025 as specified in these borrowings' indentures.
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

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements (“CRT Agreements”) and CRT strips that absorb credit losses on certain of the loans we sold. We also invest in Agency MBS, subordinate credit-linked MBS and senior non-Agency MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

During the quarter ended March 31, 2023, we purchased newly originated prime credit quality residential loans with fair values totaling $20.4 billion as compared to $23.3 billion for the quarter ended March 31, 2022, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During the quarter ended March 31, 2023, we sold $4.1 billion, in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $13.5 billion and $13.2 billion of loans we sold to PLS during the quarters ended March 31, 2023 and 2022, respectively. We receive a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the quarter ended March 31, 2023, we received sourcing fees totaling $1.3 million, relating to $13.3 billion, in UPB of loans that we sold to PLS.

We operate our business in four segments: Correspondent production, Interest rate sensitive strategies, Credit sensitive strategies and our Corporate operations as described below:

•
The credit sensitive strategies segment represents the Company’s investments in CRT arrangements referencing loans from its own correspondent production, including CRT agreements and other CRT securities (together, “CRT arrangements”) and subordinate mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in MSRs, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by Ginnie Mae or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•
The corporate segment includes management fees, corporate expense amounts and certain interest income and expense.

Our Investment Activities

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$5,587,266	$11,985,961
To PennyMac Financial Services, Inc.	13,451,031	13,160,768
	$19,038,297	$25,146,729
Net gains on loans acquired for sale	$6,473	$3,953
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$100,618	$194,596
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	—	23,485

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the quarter ended March 31, 2023, we received approximately $100.6 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $4.0 billion of MSRs at fair value at

March 31, 2023.

•
REIT-eligible Agency and senior mortgage-backed or mortgage-related securities. We purchased approximately

$142.7 million Agency fixed-rate pass-through securities and non-Agency senior MBS, net of sales during the quarter ended March 31, 2023. We held Agency fixed-rate pass-through securities and non-Agency senior MBS with fair values totaling approximately $4.4 billion at March 31, 2023.

Credit Sensitive Investments

CRT Arrangements

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at March 31, 2023.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately$12.4 million of subordinate credit-linked MBS during the quarter ended March 31, 2023. We held subordinate credit-linked MBS with fair values totaling approximately $196.7 million at March 31, 2023.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with unpaid principal balances (“UPB”) totaling approximately $1.8 billion on our consolidated balance sheet as of March 31, 2023.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sale transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, and loans at fair value), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended March 31,
	2023	2022
	(dollars in thousands)
Net gains (losses) on investments and financings:
Mortgage-backed securities	$78,218	$(186,525)
Loans:
Held in variable interest entities	11,017	(96,564)
Distressed	452	384
CRT arrangements	32,224	(68,807)
Interest-only security payable at fair value	(1,280)	(5,780)
Asset-backed financings at fair value	(10,160)	89,174
	110,471	(268,118)
Net gains on loans acquired for sale (1)	130,206	104,343
Net loan servicing fees‒MSR valuation adjustments (2)	(183,705)	347,554
	$56,972	$183,779
Net investment income	$90,366	$81,839
Non-cash items as a percentage of net investment income	63%	225%

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
•
Loan investments when the investments are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the property acquired in settlement of loans are sold;
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

Results of Operations

Overview

Due to significant inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the quarter ended March 31, 2023 and continues to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Increasing interest rates and a slowing economy are expected to continue to reduce the size of the mortgage origination market from an estimated $2.2 trillion in 2022 to a projected range from $1.6 trillion to $1.8 trillion for 2023 according to leading economists.

Lower projected mortgage transaction volumes and increasing interest rates have caused a decrease in mortgage production activities and increased competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the same time in the prior year. Rising interest rates have increased the costs of floating rate borrowings and have generated greater interest income from our placement fees on deposits and loans held for sale. We have also increased our sales of conventional loans to PLS.

At a macroeconomic level, increasing interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as CRT or subordinate credit-linked notes. However, many of the loans underlying our assets have favorable credit characteristics and low loan-to-value ratios which are likely to help offset the negative effects of credit performance in an economic downturn.

Due to certain capital rules, Fannie Mae and Freddie Mac have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected. The competitive landscape for our correspondent business has also been affected by the exit of several large entities, which may present an opportunity for growth of our share in that business.

We intend to continue to sell conventional loans to PLS in the second quarter of 2023 to optimize our use and allocation of capital.

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2023	2022
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$90,366	$81,839
Expenses	51,565	63,781
Pretax income	38,801	18,058
(Benefit from) provision for income taxes	(21,896)	37,187
Net income (loss)	60,697	(19,129)
Dividends on preferred shares	10,455	10,455
Net income (loss) attributable to common shareholders	$50,242	$(29,584)
Pretax income (loss) by segment:
Credit sensitive strategies	$57,322	$(55,961)
Interest rate sensitive strategies	(7,023)	84,209
Correspondent production	1,781	4,578
Corporate	(13,279)	(14,768)
	$38,801	$18,058
Annualized return on average common shareholder's equity	13.9%	(6.8)%
Earnings (losses) per common share
Basic	$0.56	$(0.32)
Diluted	$0.50	$(0.32)
Dividends per common share	$0.40	$0.47
	March 31, 2023	December 31, 2022
Total assets	$15,357,229	$13,921,564
Book value per common share	$15.96	$15.78
Closing price per common share	$12.33	$12.39

Our results of operations increased by $79.8 million during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022, reflecting the effect of increased gains on MBS, increased valuation of CRT-related investments and a tax benefit, offset by the fair value performance of our MSR investments. The increase in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized an $81.9 million increase in net gains on our CRT arrangements as credit spreads tightened due to an improving macroeconomic outlook compared to the quarter ended March 31, 2022, in which market economic outlooks did not improve in a similar way.
•
Our interest rate sensitive strategies segment was affected by the decrease in interest rates during the quarter ended March 31, 2023, as compared to increasing interest rates in the quarter ended March 31, 2022, resulting in a $264.7 million increase in gains on MBS, offset by a $327.9 million decrease in net servicing fees caused by valuation losses in our investment in MSRs and hedging results.
•
Our correspondent production segment recognized a $2.5 million increase in our gain on sale during the quarter ended March 31, 2023, reflecting improved gain on sale margins compared to the quarter ended March 31, 2022.
•
We recorded an income tax benefit of $21.9 million, primarily due to valuation losses on our investment in MSRs.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Net gains (losses) on investments and financings	$125,804	$(229,095)
Net loan servicing fees	(23,693)	304,178
Net gains on loans acquired for sale	6,473	3,953
Net loan origination fees	7,706	14,774
Net interest expense	(26,118)	(12,451)
Other	194	480
	$90,366	$81,839

Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$78,218	$(186,525)
Loans at fair value:
Held in consolidated variable interest entities	11,017	(96,564)
Distressed	451	443
CRT arrangements	46,278	(35,623)
Asset-backed financings at fair value	(10,160)	89,174
	$125,804	$(229,095)

The increase in net gains on investments for the quarter ended March 31, 2023, as compared to the same period in 2022, was caused primarily by increased gains from our investments in MBS and CRT arrangements as interest rates decreased and credit spreads tightened while the reverse occurred in the same period in 2022.

Mortgage-Backed Securities

During the quarter ended March 31, 2023, we recognized net valuation gains of $78.2 million, as compared to valuation losses of $186.5 million for the same period in 2022. The gains recognized reflect a larger portfolio of assets and interest rate decreases along with credit spread tightening during the quarter ended March 31, 2023, as compared to the effect of increasing interest rates on fair value during the quarter ended March 31, 2022.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a net gain of $857,000 during the quarter ended March 31, 2023, as compared to a net loss of $7.4 million during the quarter ended March 31, 2022. The net gain during the quarter ended March 31, 2023, reflects the effect of decreasing interest rates during the period.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,030	$21,201
Valuation changes	8,096	(27,049)
	11,126	(5,848)
CRT strips
Realized	12,304	17,763
Valuation changes	24,128	(41,758)
	36,432	(23,995)
Interest-only security payable at fair value	(1,280)	(5,780)
	46,278	(35,623)
Interest income — Deposits securing CRT arrangements	14,212	222
	$60,490	$(35,401)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$1,257	$(15,973)

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT derivatives	$(13,860)	$(22,098)
CRT strips	(113,065)	(137,193)
	$(126,925)	$(159,291)

Deposits securing CRT arrangements	$1,297,917	$1,325,294
Interest-only security payable at fair value	$23,205	$21,925

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$2,883	$1,262
Deposits securing CRT arrangements (1)	$1,297,917	$1,325,294

UPB of loans underlying CRT arrangements	$24,824,362	$25,315,524
Collection status (UPB):
Delinquency (2)
Current	$24,277,884	$24,673,719
30-89 days delinquent	$322,328	$409,049
90-180 days delinquent	$107,982	$112,286
180 or more days delinquent	$91,892	$93,717
Foreclosure	$24,276	$26,753
Bankruptcy	$57,676	$54,395
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days delinquent	$23,358	$35,388
90-180 days delinquent	$29,352	$39,033
180 or more days delinquent	$29,052	$35,588

(1)
Deposits securing credit risk transfer strip liabilities also secure $129.8 million and $160.6 million in CRT strip and CRT derivative liabilities at March 31, 2023 and December 31, 2022, respectively.
(2)
Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The performance of our investments in CRT arrangements during the quarter ended March 31, 2023 reflects credit spread tightening (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”) for CRT securities in the credit markets. This contrasts with CRT investments' fair value losses during the quarter ended March 31, 2022, when credit spreads widened.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Loan servicing fees	$168,157	$155,999
Effect of MSRs and hedging results	(191,850)	148,179
Net loan servicing fees	$(23,693)	$304,178

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Contractually-specified servicing fees	$164,214	$146,885
Ancillary and other fees:
Late charges	759	612
Other	3,184	8,502
	3,943	9,114
	$168,157	$155,999
Average MSR servicing portfolio	$230,812,774	$217,692,169

MSR recapture fees	$485	$8,260

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

The change in contractually-specified fees during the quarter ended March 31, 2023, as compared to the same period in 2022, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio.

The changes in other loan servicing fees during the quarter ended March 31, 2023, as compared to the same period in 2022, is due to a decrease in the volume of fees charged to correspondent lenders for loans paid off shortly after purchase, reflecting the effect of increasing interest rates on refinancing activity.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(91,673)	$(88,919)
Changes in valuation inputs used in valuation model	(45,771)	392,640
	(137,444)	303,721
Hedging results	(54,891)	(163,802)
Total change in fair value of mortgage servicing rights and hedging results	(192,335)	139,919
Recapture income from PFSI	485	8,260
	$(191,850)	$148,179
Average balance of mortgage servicing rights	$3,983,193	$3,158,711

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter ended March 31, 2023, realization of cash flows increased primarily due to the significant growth of our investment in MSRs as compared to the quarter ended March 31, 2022.

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter ended March 31, 2023 reflect the decrease in interest rates during such period, resulting in a downward fair value adjustment due to higher projected prepayments during the quarter ended March 31, 2023, as compared to the sharp increase in interest rates during the quarter ended March 31, 2022, causing the fair value of MSRs to significantly increase as future prepayment expectations decreased materially.

Hedging results reflect valuation losses in hedges against interest rates during the quarter ended March 31, 2023, during which interest rates decreased, as compared to the same period in 2022 when hedge losses were attributable to the sharp increase interest rates and elevated hedge costs. The loss from hedging activities decreased during the quarter ended March 31, 2023, as compared to the same period in 2022, since interest rates increased in 2023 while decreasing in 2022. The primary driver of the loss in the hedge in the period ended March 31, 2023 was the cost of the hedge, which was elevated in the period due to high interest rate volatility and an inverted yield curve.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter ended March 31, 2023, as compared to the same period in 2022. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	March 31, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$231,507,353	$229,858,573
Collection status (UPB) (1)
Delinquency:
30-89 days delinquent	$1,556,305	$1,903,007
90 or more days delinquent:
Not in foreclosure	$839,807	$880,841
In foreclosure	$66,275	$70,921
Bankruptcy	$132,238	$123,239
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$144,897	$176,346
90 days or more	$404,288	$464,694
Custodial funds managed by the Company (2)	$2,347,138	$1,783,157

(1)
Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief and Economic Security Act ("CARES Act").
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

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(72,945)	$(439,788)
Hedging activities	(52,116)	338,102
	(125,061)	(101,686)
Non-cash gains:
Receipt of MSRs in loan sale transactions	100,618	194,596
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(940)	(1,317)
Reduction in liability due to change in estimate	616	1,165
	(324)	(152)
Changes in fair value of financial instruments during the periods:
Interest rate lock commitments	9,027	(25,916)
Loans	(10,487)	22,018
Hedging derivatives	31,372	(86,203)
	29,912	(90,101)
	130,206	104,343
Total from nonaffiliates	5,145	2,657
From PFSI—cash	1,328	1,296
	$6,473	$3,953

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$7,587,587	$10,194,318
To PFSI	3,780,852	—
	$11,368,439	$10,194,318
Acquisition of loans for sale (UPB):
To nonaffiliates	$6,628,809	$9,769,262
To PFSI	13,524,332	12,730,330
	$20,153,141	$22,499,592

The changes in gain on loans acquired for sale during the quarter ended March 31, 2023, as compared to the same period in 2022, reflect the effect of stabilizing gain on sale margins for mortgage loans.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our net gains on sales of loans includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains on sales before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our gains on sales of loans acquired for sale. The fair value of our IRLCs become part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

Mortgage Servicing Rights

The methods we use to measure and update the measurements of our MSRs as well as the effect of changes in valuation inputs on MSR fair value are detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $940,000 and $1.3 million for the quarters ended March 31, 2023 and 2022, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume and reduced default and loss-given default assumptions.

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

Following is a summary of the indemnification and repurchase activity and loans subject to representations and warranties:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of quarter	$8,108	$2,782
New indemnifications	3,234	—
Less: Indemnified loans repaid or refinanced	748	—
Loans indemnified at end of quarter	$10,594	$2,782
Indemnified loans indemnified by correspondent lenders at end of quarter	$2,149	$1,112
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$4,043	$213
Repurchase activity (UPB):
Loans repurchased	$19,199	$24,234
Less:
Loans repurchased by correspondent sellers	15,267	16,844
Loans resold or repaid by borrowers	3,901	11,172
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$31	$(3,782)
Losses charged to liability for representations and warranties	$388	$176
At end of quarter:
Loans subject to representations and warranties	$230,035,290	$217,466,262
Liability for representations and warranties	$39,407	$40,225

The losses on representations and warranties we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased loans from the correspondent sellers. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases, as the loans sold mature, as our investors’ and guarantors’ loss mitigation strategies change and as our correspondent sellers’ ability and willingness to repurchase loans change, we expect that the level of repurchase activity and associated losses may increase.

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $616,000 reduction in liability for representations and warranties during the quarter ended March 31, 2023 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans. We recorded a $1.2 million reduction in liability for representations and warranties during the quarter ended March 31, 2022 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter ended March 31, 2023, as compared to the same period in 2022, reflects a decrease in our purchases of loans with delivery fees.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31, 2023			Quarter ended March 31, 2022
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$6,311	$538,073	4.76%	$403	$241,963	0.67%
Mortgage-backed securities	51,139	4,464,996	4.64%	14,400	2,815,409	2.05%
Loans acquired for sale at fair value	36,988	2,359,044	6.36%	19,248	2,129,668	3.62%
Loans at fair value:
Held by variable interest entities	15,166	1,507,128	4.08%	12,849	1,555,874	3.30%
Distressed	(7)	3,478	-0.82%	174	4,065	17.12%
	15,159	1,510,606	4.07%	13,023	1,559,939	3.34%
Deposits securing CRT arrangements	14,212	1,285,678	4.48%	222	1,665,568	0.05%
	123,809	10,158,397	4.94%	47,296	8,412,547	2.25%
Placement fees relating to custodial funds	28,920			3,709
Other	290			58
	$153,019	$10,158,397		$51,063	$8,412,547
Liabilities:
Assets sold under agreements to repurchase	$100,267	$7,242,478	5.61%	$15,571	$4,999,896	1.25%
Mortgage loan participation purchase and sale agreements	293	17,107	6.95%	176	35,809	1.97%
Notes payable secured by credit risk transfer and mortgage servicing assets	54,947	2,802,691	7.95%	20,366	2,438,773	3.34%
Exchangeable senior notes	8,380	546,511	6.22%	8,320	529,542	6.28%
Asset-backed financings at fair value	12,353	1,411,990	3.55%	11,027	1,460,610	3.02%
	176,240	12,020,777	5.95%	55,460	9,464,630	2.34%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,029			7,042
Interest on loan impound deposits	1,343			1,012
Other	525			—
	$179,137	$12,020,777		$63,514	$9,464,630
Net interest expense	$(26,118)			$(12,451)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended March 31, 2023 vs. Quarter ended March 31, 2022
	Increase (decrease) due to changes in
	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$4,913	$995	$5,908
Mortgage-backed securities	24,945	11,794	36,739
Loans acquired for sale at fair value	15,472	2,268	17,740
Loans at fair value:
Held by variable interest entities	2,740	(423)	2,317
Distressed	(159)	(22)	(181)
	2,581	(445)	2,136
Deposits securing CRT arrangements	14,054	(64)	13,990
	61,965	14,548	76,513
Placement fees relating to custodial funds			25,211
Other			232
	$61,965	$14,548	$101,956
Liabilities:
Assets sold under agreements to repurchase	$74,940	$9,756	$84,696
Mortgage loan participation purchase and sale agreement	251	(134)	117
Notes payable secured by credit risk transfer and mortgage servicing assets	31,134	3,447	34,581
Exchangeable senior notes	(206)	266	60
Asset-backed financings at fair value	1,712	(386)	1,326
	107,831	12,949	120,780
Interest shortfall on repayments of loans serviced for Agency securitizations			(6,013)
Interest on loan impound deposits			331
Other			525
	$107,831	$12,949	$115,623
Increase in net interest expense	$(45,866)	$1,599	$(13,667)

The increase in net interest expense during the quarter ended March 31, 2023, as compared to the same period in 2022, is due to an increase in the average balance of our financing that was not fully matched by the increase in our interest-earning assets, partially offset by an increase in placement fees relating to custodial funds we manage in our MSR portfolio.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,449	$21,088
Loan fulfillment fees	11,923	16,754
Management fees	7,257	8,117
Loan origination	2,178	2,842
Compensation	1,539	1,437
Professional services	1,523	4,025
Safekeeping	1,116	2,395
Loan collection and liquidation	579	3,177
Other	5,001	3,946
	$51,565	$63,781

Expenses decreased $12.2 million, or 19%, during the quarter ended March 31, 2023, as compared to the same period in 2022, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$285	$264
Loans at fair value	120	210
MSRs	20,044	20,614
	$20,449	$21,088
Average investment in loans:
Acquired for sale at fair value	$2,359,044	$2,129,668
At fair value	$1,510,606	$1,559,939
Average MSR portfolio UPB	$230,812,774	$217,692,169

Loan servicing fees decreased by $639,000 during the quarter ended March 31, 2023, as compared to the same period in 2022. We incur loan servicing fees primarily in support of our MSR portfolio. The decrease in loan servicing fees is due to reductions in COVID-19 pandemic-related forbearance and modification activities, partially offset by growth in our MSR portfolio.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $4.8 million during the quarter ended March 31, 2023, compared to the same period in 2022. The decrease was due to a decrease in loan commitment volume. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Base	$7,257	$8,117
Performance incentive	—	—
	$7,257	$8,117
Average shareholders' equity amounts used to calculate base management fee expense	$1,962,105	$2,212,304

Management fees decreased by $860,000 during the quarter ended March 31, 2023, as compared to the same period in 2022. This decrease reflects the decrease in our average shareholders’ equity during the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022.

Loan origination

Loan origination expenses decreased $664,000, or 23%, during the quarter ended March 31, 2023, as compared to the same period in 2022, primarily reflecting a decrease in our loan originations produced through our correspondent production activities.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Common overhead allocation from PFSI	$1,821	$1,864
Technology	548	468
Bank service charges	496	565
Insurance	435	395
Other	1,701	654
	$5,001	$3,946

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

The Company’s effective tax rate was (56.4)% with consolidated pretax income of $38.8 million for the quarter ended March 31, 2023. The Company’s TRS recognized a tax benefit of $21.8 million on a pretax loss of $90.1 million for the quarter ended March 31, 2023. For the same period in 2022, the TRS recognized tax expense of $37.9 million on pretax income of $272.8 million, while the Company’s reported consolidated pretax income for the quarter ended March 31, 2022 was $18.1 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2023, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended March 31, 2022. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

The Inflation Reduction Act was signed into law on August 16, 2022 (the "Act"). Effective for tax years beginning after December 31, 2022, the Act imposes a 15% Alternative Minimum Tax ("AMT") on the adjusted financial statement income ("AFSI") of Applicable Corporations. The term "Applicable Corporations" does not include REITs but does include taxable REIT subsidiaries whose 3-year average AFSI exceeds $1 billion. Based on the current legislation and the definition of AFSI we do not expect that our TRS will be subject to this AMT in the foreseeable future.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2023	2022
	(in thousands)
Assets
Cash	$118,672	$111,866
Investments:
Short-term	292,153	252,271
Mortgage-backed securities at fair value	4,629,004	4,462,601
Loans acquired for sale at fair value	3,143,518	1,821,933
Loans at fair value	1,502,471	1,513,399
Derivative assets	89,285	84,940
Deposits securing credit risk transfer arrangements	1,297,917	1,325,294
MSRs	3,975,076	4,012,737
	14,929,424	13,473,175
Other	309,133	336,523
Total assets	$15,357,229	$13,921,564
Liabilities
Debt:
Short-term	$8,114,108	$6,616,528
Long-term	4,764,246	4,787,162
	12,878,354	11,403,690
Other	508,141	555,059
Total liabilities	13,386,495	11,958,749
Shareholders’ equity	1,970,734	1,962,815
Total liabilities and shareholders’ equity	$15,357,229	$13,921,564

Total assets increased by approximately $1.4 billion, or 10%, during the period from December 31, 2022 through March 31, 2023, primarily due to an increase of $1.3 billion in Loans acquired for sale at fair value and $166.4 million in Mortgage-backed securities at fair value partially offset by decreases in MSRs of $37.7 million and Deposits securing credit risk transfer arrangements of $27.4 million.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Correspondent loan purchases:
Government-sponsored entity ("GSE") eligible (1)	$10,755,072	$10,197,961
Held for sale to PLS ‒ Government insured or guaranteed	9,661,960	13,133,460
Advances to home equity lines of credit	46	47
	$20,417,078	$23,331,468

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.

During the quarter ended March 31, 2023, we purchased for sale $20.4 billion in fair value of correspondent production loans as compared to $23.3 billion during the quarter ended March 31, 2022. The decrease in loan production reflects the effect of decreased loan demand as a result of the increasing interest rate environment during the quarter ended March 31, 2023, as compared to the same period in 2022.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Credit sensitive assets:
Loans secured by investment properties, net of associated asset-backed financing	$—	$23,485

Interest rate sensitive assets:
Mortgage-backed securities (net of sales)	155,052	661,774
Mortgage servicing rights received in loan sales	100,618	194,596
	255,670	856,370
	$255,670	$879,855

Our acquisitions during the quarters ended March 31, 2023 and 2022 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2023				December 31, 2022
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$4,410,051	$4,419,508	6.9	5.1%	$4,262,502	$4,693,045	10.1	3.5%
Subordinate credit-linked securities	196,702	197,313	4.1	11.8%	177,898	184,620	4.6	11.2%
Senior non-Agency securities	22,251	27,814	14.3	2.5%	22,201	28,103	14.3	2.5%
	$4,629,004	$4,644,635			$4,462,601	$4,905,768

Credit Risk Transfer Arrangements

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements:

	March 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(113,065)	$(137,193)
CRT derivatives	(13,860)	(22,098)
	(126,925)	(159,291)
Deposits securing CRT arrangements	1,297,917	1,325,294
Interest-only security payable at fair value	(23,205)	(21,925)
	$1,147,787	$1,144,078
UPB of loans subject to credit guarantee obligations	$24,824,362	$25,315,524

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2023:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Liquidations:
Balances	$—	$3.4	$54.7	$159.2	$115.7	$57.5	$390.5
Losses	$—	$0.2	$5.4	$19.6	$12.1	$6.8	$44.1
Modifications:
Balances	$66.0	$537.0	$294.3	$—	$—	$—	$897.3
Losses	$0.8	$8.7	$7.0	$—	$—	$—	$16.5

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,032	$1,730	$278	$322	$310	$70	$3,742
25 - 30%	803	1,458	248	294	280	71	3,154
30 - 35%	884	1,764	352	393	357	98	3,848
35 - 40%	864	2,061	489	461	394	118	4,387
40 - 45%	862	2,490	716	650	543	177	5,438
>45%	556	2,025	941	429	187	117	4,255
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Weighted average	33.4%	35.8%	38.9%	36.5%	35.0%	31.3%	35.6%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$34	$164	$72	$30	$19	$11	$330
650 - 699	251	1,089	634	390	253	130	2,747
700 - 749	1,183	3,381	1,072	866	654	199	7,355
750 or greater	3,525	6,862	1,238	1,259	1,145	311	14,340
Not available	8	32	8	4	—	—	52
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Weighted average	764	754	736	745	751	742	753

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,352	$4,080	$971	$825	$839	$262	$9,329
80-85%	839	2,209	718	727	559	172	5,224
85-90%	327	650	138	131	114	38	1,398
90-95%	453	1,220	347	311	231	70	2,632
95-100%	1,030	3,369	850	555	328	109	6,241
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Weighted average	80.7%	83.3%	83.5%	82.5%	80.7%	81.0%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,956	$11,402	$2,992	$2,545	$2,071	$651	$24,617
80-85%	35	89	20	3	—	—	147
85-90%	8	25	7	1	—	—	41
90-95%	2	7	3	—	—	—	12
95-100%	—	2	1	—	—	—	3
>100%	—	3	1	—	—	—	4
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Weighted average	56.6%	56.3%	53.5%	48.3%	44.1%	41.4%	53.8%

(1) Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
CA	$510	$1,116	$370	$265	$391	$119	$2,771
FL	554	1,120	389	268	223	58	2,612
TX	605	1,004	243	219	263	101	2,435
VA	262	514	110	121	144	63	1,214
MD	195	482	136	144	137	36	1,130
Other	2,875	7,292	1,776	1,532	913	274	14,662
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$464	$1,412	$354	$369	$263	$96	$2,958
Southeast	1,701	3,978	1,085	880	653	202	8,499
Midwest	465	1,213	258	244	188	47	2,415
Southwest	1,314	2,560	577	499	392	137	5,479
West	1,057	2,365	750	557	575	169	5,473
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,982	$11,414	$2,966	$2,529	$2,061	$649	$24,601
90 - 179 Days	9	56	24	12	5	1	107
180+ Days	8	47	24	8	4	1	92
Foreclosure	2	11	10	—	1	—	24
	$5,001	$11,528	$3,024	$2,549	$2,071	$651	$24,824
Bankruptcy	$2	$22	$16	$7	$9	$2	$58

Cash Flows

Our cash flows for the quarters ended March 31, 2023 and 2022 are summarized below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Operating activities	$(1,276,212)	$1,747,025
Investing activities	(122,743)	(196,572)
Financing activities	1,405,761	(1,421,556)
Net cash flows	$6,806	$128,897

Our cash flows resulted in a net increase in cash of $6.8 million during the quarter ended March 31, 2023, as discussed below.

Operating activities

Cash used in operating activities totaled $1.3 billion during the quarter ended March 31, 2023, as compared to cash provided by our operating activities of $1.7 billion during the quarter ended March 31, 2022. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2023	2022
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(1,397,980)	$1,791,027
Other	121,768	(44,002)
	$(1,276,212)	$1,747,025

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased during the quarter ended March 31, 2023, as compared to a decrease during the same period in 2022.

Investing activities

Net cash used in our investing activities was $122.7 million for the quarter ended March 31, 2023, as compared to net cash used in our investing activities of $196.6 million for the quarter ended March 31, 2022, primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets and an increase in margin deposits partially offset by repayments from our investments in CRT arrangements.

Financing activities

Net cash provided by our financing activities was $1.4 billion for the quarter ended March 31, 2023, as compared to net cash used in our financing activities of $1.4 billion for the quarter ended March 31, 2022. This change reflects increased financing requirements relating to loans acquired for sale.

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

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	MSRs (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,413,869	$2,950,797	$63,460	$237,943	$448,039	$—	$8,114,108
Mortgage loan participation purchase and sale agreements	—	—	—	—	—	—	—
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	576,808	2,214,150	—	2,790,958
Asset-backed financings at fair value	—	—	1,403,080	—	—	—	1,403,080
Interest-only security payable	—	—	—	23,205	—	—	23,205
Total secured borrowings	4,413,869	2,950,797	1,466,540	837,956	2,662,189	—	12,331,351
Exchangeable senior notes							547,003
Total borrowings	$4,413,869	$2,950,797	$1,466,540	$837,956	$2,662,189	$—	12,878,354
Shareholders' equity							1,970,734
Total financing							$14,849,088

Assets pledged to secure borrowings	$4,616,580	$3,117,294	$1,499,117	$1,300,800	$4,002,824	$3,554	$14,540,169
Debt-to-equity ratio:
Excluding non-recourse debt							5.8:1
Total							6.5:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2023	2022
	(in thousands)
Average balance outstanding	$7,242,478	$4,999,896
Maximum daily balance outstanding	$9,107,074	$7,405,436
Ending balance	$8,114,108	$5,092,700

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.4 billion at March 31, 2023.

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
•
A liquidity requirement equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 pandemic related payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;
•
In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and
•
In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

We believe that we and PLS are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac and issuers of Ginnie Mae securities. We believe that we and PLS were in compliance with the applicable Agencies’ revised requirements as of March 31, 2023.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2023, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between March 31, 2023 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2023:

Counterparty	Amount at risk
(in thousands)
Bank of America, N.A.	$110,929
Citibank, N.A.	105,170
Barclays Capital Inc.	104,624
Goldman Sachs & Co. LLC	99,978
JPMorgan Chase & Co.	63,981
Atlas Securitized Products, L.P.	61,683
Wells Fargo Securities, LLC	43,048
BNP Paribas Corporate & Institutional Banking	14,908
RBC Capital Markets, L.P.	12,112
Daiwa Capital Markets America Inc.	10,772
Amherst Pierpont Securities LLC	7,831
Mizuho Financial Group	4,173
Morgan Stanley & Co. LLC	4,082
Nomura Holdings America, Inc	1,707
$644,998

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, CRT arrangements and MBS. We believe that the fair values of MSRs and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing the loans underlying such arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2023, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$246,425	$103,163	$70,413	$(79,499)	$(122,922)	$(376,732)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2023, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$223,452	$108,805	$53,697	$(52,336)	$(103,357)	$(201,628)
Prepayment speed	$233,516	$112,689	$55,385	$(53,572)	$(105,425)	$(204,325)
Annual per-loan cost of servicing	$70,559	$35,279	$17,640	$(17,640)	$(35,279)	$(70,559)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$43,419	$21,340	$10,580	$(10,403)	$(20,633)	$(40,589)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(64,139)	$(37,009)	$(16,236)	$13,242	$23,784	$32,300

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2023.

The following table provides information about our repurchases of Common Shares of beneficial interest (“Common Shares”) during the quarter ended March 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
January 1, 2023 – January 31, 2023	22	$12.63	22	$101,517
February 1, 2023 –February 28, 2023	—	$—	—	$101,517
March 1, 2023 – March 31, 2023	616	$11.80	616	$94,244

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

10.1

Omnibus Assignment, Assumption and Amendment, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1, and PennyMac Mortgage Investment Trust.

		8-K	March 17, 2023

10.2

Joint Assignment, Assumption and Amendment No. 7 to the Series 2017-VF1 Repurchase Agreement, Amendment No. 1 to the Series 2017-VF1 Pricing Side Letter, Amendment No. 3 to the Series 2017-VF1 Side Letter Agreement and Amendment No. 1 to the VFN Repo Guaranty, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., Nexera Holding LLC, PennyMac Corp., and PennyMac Mortgage Investment Trust.

		8-K	March 17, 2023

10.3

Joint Assignment, Assumption and Amendment No. 2 to Advance PC Repurchase Agreement, No. 2 to Amended and Restated Pricing Side Letter and Amendment No. 1 to the Advance PC Repo Guaranty, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Corp., and PennyMac Mortgage Investment Trust.

		8-K	March 17, 2023

10.4†	Separation Agreement and General Release date as of March 21, 2023.	8-K/A	March 24, 2023

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (ii) the Consolidated Statements of Operation for the quarter ended March 31, 2023 and March 31, 2022, (iii) the Consolidated Statements of Changes in Stockholders’

*

Equity for the quarter ended March 31, 2023 and March 31, 2022, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2023 and March 31, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 4, 2023	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)