Form 10-Q
period 2023-06-30
PennyMac Mortgage Investment Trust
filed 2023-08-03
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common Shares of Beneficial Interest, $0.01 par value	86,760,408

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2023	2022
	(in thousands, except share information)
ASSETS
Cash	$238,805	$111,866
Short-term investments at fair value	242,037	252,271
Mortgage-backed securities at fair value pledged to creditors	4,731,341	4,462,601
Loans acquired for sale at fair value ($1,061,550 and $1,801,368 pledged to creditors, respectively)	1,080,047	1,821,933
Loans at fair value ($1,454,798 and $1,510,148 pledged to creditors, respectively)	1,457,272	1,513,399
Derivative assets ($4,602 and $1,262 pledged to creditors, respectively)	29,012	84,940
Deposits securing credit risk transfer arrangements pledged to creditors	1,269,558	1,325,294
Mortgage servicing rights at fair value ($3,929,319 and $3,962,820 pledged to creditors, respectively)	3,977,938	4,012,737
Servicing advances ($55,185 and $100,888 pledged to creditors, respectively)	112,743	197,972
Due from PennyMac Financial Services, Inc.	7,824	3,560
Other ($2,866 and $3,297 pledged to creditors, respectively)	238,345	134,991
Total assets	$13,384,922	$13,921,564
LIABILITIES
Assets sold under agreements to repurchase	$5,914,625	$6,616,528
Mortgage loan participation purchase and sale agreements	34,787	—
Notes payable secured by credit risk transfer and mortgage servicing assets	3,158,407	2,804,028
Exchangeable senior notes	547,767	546,254
Asset-backed financing of variable interest entities at fair value	1,361,108	1,414,955
Interest-only security payable at fair value	24,060	21,925
Derivative and credit risk transfer strip liabilities at fair value	98,038	167,226
Accounts payable and accrued liabilities	104,547	160,212
Due to PennyMac Financial Services, Inc.	25,046	36,372
Income taxes payable	147,972	151,778
Liability for losses under representations and warranties	37,069	39,471
Total liabilities	11,453,426	11,958,749

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,760,408 and 88,888,889 common shares, respectively	868	889
Additional paid-in capital	1,921,710	1,947,266
Accumulated deficit	(532,564)	(526,822)
Total shareholders’ equity	1,931,496	1,962,815
Total liabilities and shareholders’ equity	$13,384,922	$13,921,564

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	June 30,	December 31,
	2023	2022
	(in thousands)
ASSETS
Loans at fair value	$1,454,607	$1,509,942
Derivative assets at fair value	4,602	1,262
Deposits securing credit risk transfer arrangements	1,269,558	1,325,294
Other—interest receivable	4,224	4,343
	$2,732,991	$2,840,841
LIABILITIES
Asset-backed financings at fair value	$1,361,108	$1,414,955
Derivative and credit risk transfer strip liabilities at fair value	87,565	160,553
Interest-only security payable at fair value	24,060	21,925
Accounts payable and accrued liabilities—interest payable	4,224	4,343
	$1,476,957	$1,601,776

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$165,499	$151,149	$329,713	$298,034
Other	6,826	7,179	10,769	16,293
	172,325	158,328	340,482	314,327
Change in fair value of mortgage servicing rights	(87,997)	133,779	(225,441)	437,500
Mortgage servicing rights hedging results	23,996	(78,118)	(30,895)	(241,920)
	108,324	213,989	84,146	509,907
From PennyMac Financial Services, Inc.	509	3,324	994	11,584
	108,833	217,313	85,140	521,491
Net gains on loans acquired for sale:
From nonaffiliates	2,614	6,608	7,759	9,265
From PennyMac Financial Services, Inc.	1,832	1,063	3,160	2,359
	4,446	7,671	10,919	11,624
Loan origination fees	4,295	14,428	12,001	29,202
Net (losses) gains on investments and financings	(2,499)	(230,650)	123,305	(459,745)
Net interest (expense) income:
Interest income	162,684	90,698	315,703	141,761
Interest expense	187,390	78,150	366,527	141,664
Net interest (expense) income	(24,706)	12,548	(50,824)	97
Results of real estate acquired in settlement of loans	(56)	(1)	—	229
Other	139	191	277	441
Net investment income	90,452	21,500	180,818	103,339
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,317	20,335	40,766	41,423
Loan fulfillment fees	5,441	20,646	17,364	37,400
Management fees	7,078	7,910	14,335	16,027
Professional services	1,881	1,252	3,404	5,277
Loan origination	897	2,782	3,075	5,624
Compensation	1,279	1,549	2,818	2,986
Safekeeping	1,124	1,021	2,240	3,416
Loan collection and liquidation	909	1,251	1,488	4,428
Other	4,673	4,622	9,674	8,568
Total expenses	43,599	61,368	95,164	125,149
Income (loss) before provision for income taxes	46,853	(39,868)	85,654	(21,810)
Provision for income taxes	22,229	30,866	333	68,053
Net income (loss)	24,624	(70,734)	85,321	(89,863)
Dividends on preferred shares	10,454	10,455	20,909	20,909
Net income (loss) attributable to common shareholders	$14,170	$(81,189)	$64,412	$(110,772)
Earnings (loss) per common share
Basic	$0.16	$(0.88)	$0.73	$(1.19)
Diluted	$0.16	$(0.88)	$0.68	$(1.19)
Weighted average common shares outstanding
Basic	87,269	91,963	88,046	93,048
Diluted	87,269	91,963	112,374	93,048

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2023	22,400	$541,482	88,386	$884	$1,940,297	$(511,929)	$1,970,734
Net income	—	—	—	—	—	24,624	24,624
Share-based compensation	—	—	11	—	845	—	845
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,804)	(34,804)
Repurchase of common shares	—	—	(1,636)	(16)	(19,432)	—	(19,448)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496

	Quarter ended June 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2022	22,400	$541,482	93,007	$930	$2,000,107	$(320,581)	$2,221,938
Net loss	—	—	—	—	—	(70,734)	(70,734)
Share-based compensation	—	—	1	—	1,141	—	1,141
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.47 per share)	—	—	—	—	—	(42,832)	(42,832)
Repurchase of common shares	—	—	(1,927)	(19)	(28,399)	—	(28,418)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640

The accompanying notes are an integral part of these consolidated financial statements.

	Six months ended June 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	85,321	85,321
Share-based compensation	—	—	146	1	1,433	—	1,434
Dividends:
Preferred shares	—	—	—	—	—	(20,909)	(20,909)
Common shares ($0.80 per share)	—	—	—	—	—	(70,154)	(70,154)
Repurchase of common shares	—	—	(2,274)	(22)	(26,989)	—	(27,011)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496

	Six months ended June 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(89,863)	(89,863)
Share-based compensation	—	—	85	1	1,648	—	1,649
Dividends:
Preferred shares	—	—	—	—	—	(20,909)	(20,909)
Common shares ($0.94 per share)	—	—	—	—	—	(86,554)	(86,554)
Repurchase of common shares	—	—	(3,901)	(39)	(60,209)	—	(60,248)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$85,321	$(89,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of mortgage servicing rights	225,441	(437,500)
Mortgage servicing rights hedging results	30,895	241,920
Net gains on loans acquired for sale	(10,919)	(11,624)
Net (gains) losses on investments and financings	(123,305)	459,745
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	2,813	(11,586)
Amortization of debt issuance costs	7,463	8,115
Results of real estate acquired in settlement of loans	—	(229)
Share-based compensation expense	2,001	2,171
Purchase of loans acquired for sale at fair value from nonaffiliates	(41,942,691)	(44,299,395)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(298,862)
Sale to nonaffiliates and repayment of loans acquired for sale	10,469,060	22,212,604
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	32,087,158	23,982,890
Repurchase of loans subject to representation and warranties	(36,702)	(52,024)
Decrease in servicing advances	84,886	114,235
(Increase) decrease in due from PennyMac Financial Services, Inc.	(4,264)	12,371
Repurchase of real estate previously sold as loans acquired for sale	(443)	—
Increase in other assets	(63,247)	(259,857)
(Decrease) increase in accounts payable and accrued liabilities	(54,811)	29,234
(Decrease) increase in due to PennyMac Financial Services, Inc.	(11,326)	3,143
(Decrease) increase in income taxes payable	(3,806)	72,063
Net cash provided by operating activities	743,524	1,677,551
Cash flows from investing activities
Net decrease in short-term investments	10,234	79,181
Purchase of mortgage-backed securities at fair value	(3,044,317)	(2,760,876)
Sale and repayment of mortgage-backed securities at fair value	2,789,954	1,218,797
Repurchase of loans at fair value	(119)	—
Repayment of loans at fair value	47,064	100,489
Net settlement of derivative financial instruments	1,805	3,164
Distribution from credit risk transfer arrangements	88,479	338,351
Transfer of mortgage servicing rights relating to delinquent loans to Agency	723	—
Sale of real estate acquired in settlement of loans	2,609	3,864
(Increase) decrease in margin deposits	(29,088)	231,924
Net cash used in investing activities	(132,656)	(785,106)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Six months ended June 30,
	2023	2022
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	64,121,374	61,398,613
Repurchase of assets sold under agreements to repurchase	(64,823,803)	(62,425,170)
Issuance of mortgage loan participation purchase and sale agreements	1,066,247	2,044,026
Repayment of mortgage loan participation purchase and sale agreements	(1,031,460)	(2,014,626)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	400,000	578,475
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(46,743)	(309,260)
Issuance of asset-backed financings at fair value	—	382,423
Repayment of asset-backed financings at fair value	(45,747)	(98,535)
Payment of debt issuance costs	(4,302)	(5,200)
Payment of dividends to preferred shareholders	(20,909)	(20,909)
Payment of dividends to common shareholders	(71,008)	(88,486)
Payment of vested share-based compensation tax withholdings	(567)	(522)
Repurchase of common shares	(27,011)	(60,248)
Net cash used in financing activities	(483,929)	(619,419)
Net increase in cash	126,939	273,026
Cash at beginning of period	111,866	58,983
Cash at end of period	$238,805	$332,009
Supplemental cash flow information
Payments (refunds), net:
Income taxes	$4,139	$(4,010)
Interest	$365,367	$135,511
Non-cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$191,365	$365,254
Retention of subordinate mortgage-backed securities in loan securitizations	$—	$23,485
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$—	$405,908
Transfer of loans and advances to real estate acquired in settlement of loans	$803	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$—	$382,423
Dividends declared, not paid	$34,804	$42,832

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
•
The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company.

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae") or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and Agency MBS. Fixed-rate Agency and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of loans into Fannie Mae guaranteed loan securitizations which became reference pools underlying the CRT arrangements. Fannie Mae transferred interest-only (“IO”) ownership interests and recourse obligations based upon securitized reference pools of loans subject to the CRT arrangements into trust entities, and the Company acquired the IO ownership interest and assumed the recourse obligations in the CRT arrangements.

The Company also invests in subordinate MBS, which are among the first beneficial interests in the issuing trusts to absorb credit losses on the underlying loans.

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

CRT Agreements are structured such that loans that reach a specific number of days delinquent (including loans in forbearance which also includes those subject to the forbearance provided in the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances, be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

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

Operating Activities

Loan Servicing

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a fixed per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO”). The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$172	$258	$457	$522
Loans at fair value	31	106	151	316
MSRs	20,114	19,971	40,158	40,585
	$20,317	$20,335	$40,766	$41,423
Average investment in loans:
Acquired for sale at fair value	$1,609,816	$1,767,327	$1,992,706	$1,946,485
At fair value	$1,491,357	$1,757,377	$1,500,936	$1,659,755
Average MSR portfolio UPB	$232,008,151	$220,402,133	$231,381,212	$219,051,445

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
•
Sourcing fees range from one to two basis points of the loans' unpaid principal balance (“UPB”), generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loan fulfillment fees earned by PLS	$5,441	$20,646	$17,364	$37,400
UPB of loans fulfilled by PLS	$3,029,274	$10,323,700	$9,658,084	$20,092,962

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,832	$1,063	$3,160	$2,359
UPB of loans sold to PLS:
Government guaranteed or insured	$11,307,342	$10,634,209	$20,521,054	$23,381,988
Conventional conforming	7,017,890	—	11,080,764	—
	$18,325,232	$10,634,209	$31,601,818	$23,381,988

Purchases of loans acquired for sale from PLS	$—	$39,824	$—	$298,862

Tax service fees paid to PLS	$701	$2,404	$2,111	$4,746

	June 30, 2023	December 31, 2022
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$249,741	$159,671

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark”, up to (ii) a 12% return on “equity”; plus (b) 15% of the amount by which “net income” for the quarter exceeds (i) a 12% return on “equity” plus the “high watermark”, up to (ii) a 16% return on “equity”; plus (c) 20% of the amount by which “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark.”

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

In the event of termination of the management agreement between the Company and PCM, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PCM, in each case during the 24-month period before termination of the management agreement.

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Base management	$7,078	$7,910	$14,335	$16,027
Performance incentive	—	—	—	—
	$7,078	$7,910	$14,335	$16,027
Average shareholders' equity amounts used to calculate base management fee expense	$1,892,505	$2,125,557	$1,927,305	$2,168,930

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$3,978	$2,834	$9,639	$8,191
Common overhead incurred by PCM and its affiliates	2,140	1,809	3,961	3,673
Compensation	165	165	330	330
	$6,283	$4,808	$13,930	$12,194
Payments and settlements during the year (1)	$30,872	$29,562	$63,256	$69,326

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both June 30, 2023 and December 31, 2022.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2023	December 31, 2022
	(in thousands)
Due from PFSI-Miscellaneous receivables	$7,824	$3,560

Due to PFSI:
Management fees	$7,078	$7,307
Correspondent production fees	6,876	6,835
Loan servicing fees	6,761	6,740
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	2,886	11,447
Fulfillment fees	1,445	4,043
	$25,046	$36,372

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2023	December 31, 2022
	(in thousands)
Loan servicing advances	$112,743	$197,972
Real estate acquired in settlement of loans	2,720	3,479
	$115,463	$201,451

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cash flows:
Proceeds from sales	$4,881,794	$10,226,643	$10,469,060	$22,212,604
Loan servicing fees received	$165,499	$151,149	$329,713	$298,034

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$231,556,204	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$1,792,985	$1,903,007
90 or more days delinquent:
Not in foreclosure	$846,668	$880,841
In foreclosure	$61,772	$70,921
Bankruptcy	$153,805	$123,239
Custodial funds managed by the Company (1)	$2,687,024	$1,783,157

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

Credit Risk Transfer Arrangements

The Company has previously entered into certain loan sales arrangements pursuant to which it accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on such loans and include CRT Agreements and other CRT securities.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans and include:

•
CRT Agreements, which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT Agreements based on the size of the loan and a contractual schedule of loss severity; and
•
Other CRT securities, which require the Company to absorb losses only when the reference loans realize credit losses.

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests, which absorb the variability of the trusts’ results of operations. For CRT Agreements, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For other CRT securities, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$5,423	$9,157	$8,453	$30,358
Valuation changes	9,410	(14,740)	17,506	(41,789)
	14,833	(5,583)	25,959	(11,431)
CRT strips
Realized	11,984	16,078	24,288	33,841
Valuation changes	34,496	(49,738)	58,624	(91,496)
	46,480	(33,660)	82,912	(57,655)
Interest-only security payable at fair value	(855)	(3,112)	(2,135)	(8,892)
	60,458	(42,355)	106,736	(77,978)
Interest income — Deposits securing CRT arrangements	15,779	2,384	29,991	2,606
	$76,237	$(39,971)	$136,727	$(75,372)

Net payments made to settle losses on CRT arrangements	$499	$4,456	$1,756	$20,429

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip liabilities, net
CRT derivatives	$4,394	$22,098
CRT strips	78,569	137,193
	82,963	159,291

Deposits securing CRT arrangements	$1,269,558	$1,325,294
Interest-only security payable at fair value	$24,060	$21,925

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$4,602	$1,262
Deposits securing CRT arrangements (1)	$1,269,558	$1,325,294

UPB of loans underlying CRT arrangements	$24,167,673	$25,315,524
Collection status (UPB):
Delinquency
Current	$23,614,421	$24,673,719
30-89 days delinquent	$362,604	$409,049
90-180 days delinquent	$91,047	$112,286
180 or more days delinquent	$83,034	$93,717
Foreclosure	$16,567	$26,753
Bankruptcy	$60,064	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $87.6 million and $160.6 million in CRT strip and CRT derivative liabilities at June 30, 2023 and December 31, 2022, respectively.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the respective securities' contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior securities.

The rights of holders of the subordinate securities to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of the senior securities. After the senior securities are repaid, substantially all cash inflows will be directed to the subordinate securities, including those held by the Company, until they are fully repaid.

The Company’s retention or purchase of subordinate MBS exposes PMT to the credit risk in the underlying loans because the Company’s investments are among the first beneficial interests to absorb credit losses on those assets. The Company’s exposure to losses from its investments in subordinate MBS is limited to its recorded investment in such securities.

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
•
For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the majority of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a holder of subordinate securities, is exposed to losses or residual returns that could potentially be significant to the VIEs. Therefore, PMT consolidates the VIEs that issue those subordinate MBS.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by its consolidated VIEs on its consolidated statements of operations.

Following is a summary of the Company’s investment in subordinate mortgage-backed securities held in consolidated VIEs:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Fair value changes:
Loans at fair value	$(18,253)	$(122,469)	$(7,236)	$(219,033)
Asset-backed financings at fair value	$17,794	$116,667	$7,634	$205,841
Interest income	$13,644	$15,736	$28,810	$28,585
Interest expense	$12,791	$15,016	$25,144	$26,043

	June 30, 2023	December 31, 2022
	(in thousands)
Loans at fair value	$1,454,607	$1,509,942
Asset-backed financings at fair value	$1,361,108	$1,414,955
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$82,918	$84,044

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$242,037	$—	$—	$242,037
Mortgage-backed securities at fair value	—	4,731,341	—	4,731,341
Loans acquired for sale at fair value	—	1,073,417	6,630	1,080,047
Loans at fair value	—	1,454,607	2,665	1,457,272
Derivative assets:
Call options on interest rate futures purchase contracts	961	—	—	961
Put options on interest rate futures purchase contracts	15,070	—	—	15,070
Forward purchase contracts	—	144	—	144
Forward sale contracts	—	35,552	—	35,552
MBS put options	—	1,841	—	1,841
CRT derivatives	—	—	4,602	4,602
Interest rate lock commitments	—	—	1,560	1,560
Total derivative assets before netting	16,031	37,537	6,162	59,730
Netting	—	—	—	(30,718)
Total derivative assets after netting	16,031	37,537	6,162	29,012
Mortgage servicing rights at fair value	—	—	3,977,938	3,977,938
	$258,068	$7,296,902	$3,993,395	$11,517,647
Liabilities:
Asset-backed financings at fair value	$—	$1,361,108	$—	$1,361,108
Interest-only security payable at fair value	—	—	24,060	24,060
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	15,303	—	15,303
Forward sales contracts	—	816	—	816
CRT derivatives	—	—	8,996	8,996
Interest rate lock commitments	—	—	2,858	2,858
Total derivative liabilities before netting	—	16,119	11,854	27,973
Netting	—	—	—	(8,504)
Total derivative liabilities after netting	—	16,119	11,854	19,469
Credit risk transfer strips	—	—	78,569	78,569
Total derivative and credit risk transfer strip liabilities	—	16,119	90,423	98,038
	$—	$1,377,227	$114,483	$1,483,206

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$252,271	$—	$—	$252,271
Mortgage-backed securities at fair value	—	4,462,601	—	4,462,601
Loans acquired for sale at fair value	—	1,811,225	10,708	1,821,933
Loans at fair value	—	1,509,942	3,457	1,513,399
Derivative assets:
Call options on interest rate futures purchase contracts	2,906	—	—	2,906
Put options on interest rate futures purchase contracts	8,130	—	—	8,130
Forward purchase contracts	—	418	—	418
Forward sale contracts	—	43,435	—	43,435
MBS put options	—	2,783	—	2,783
CRT derivatives	—	—	1,262	1,262
Interest rate lock commitments	—	—	3,877	3,877
Total derivative assets before netting	11,036	46,636	5,139	62,811
Netting	—	—	—	22,129
Total derivative assets after netting	11,036	46,636	5,139	84,940
Mortgage servicing rights at fair value	—	—	4,012,737	4,012,737
	$263,307	$7,830,404	$4,032,041	$12,147,881
Liabilities:
Asset-backed financings at fair value	$—	$1,414,955	$—	$1,414,955
Interest-only security payable at fair value	—	—	21,925	21,925
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	15,196	—	15,196
Forward sales contracts	—	17,279	—	17,279
CRT derivatives	—	—	23,360	23,360
Interest rate lock commitments	—	—	4,355	4,355
Total derivative liabilities before netting	—	32,475	27,715	60,190
Netting	—	—	—	(30,157)
Total derivative liabilities after netting	—	32,475	27,715	30,033
Credit risk transfer strips	—	—	137,193	137,193
Total derivative and credit risk transfer strip liabilities	—	32,475	164,908	167,226
	$—	$1,447,430	$186,833	$1,604,106

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2023	$10,109	$3,548	$(13,860)	$8,549	$(113,065)	$3,975,076	$3,870,357
Purchases and issuances	767	—	—	3,756	—	—	4,523
Repayments and sales	(4,637)	(4)	(5,367)	—	(11,984)	—	(21,992)
Amounts received pursuant to sales of loans	—	—	—	—	—	90,747	90,747
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	391	(879)	14,833	(14,355)	46,480	(87,997)	(41,527)
	391	(879)	14,833	(14,355)	46,480	(87,997)	(41,527)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	752	—	—	752
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	112	112
Balance, June 30, 2023	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2023	$(193)	$(879)	$9,410	$(1,298)	$34,496	$(87,997)	$(46,461)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2023
(in thousands)
Interest-only security payable:
Balance, March 31, 2023	$23,205
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	855
855
Balance, June 30, 2023	$24,060
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2023	$855

	Quarter ended June 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2022	$24,325	$3,949	$(8,049)	$(23,465)	$(68,595)	$3,391,172	$3,319,337
Purchases and issuances	27,457	—	—	(41,539)	—	—	(14,082)
Repayments and sales	(29,642)	24	(8,879)	—	(16,078)	—	(54,575)
Amounts received pursuant to sales of loans	—	—	—	—	—	170,658	170,658
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(1,764)	6	(5,583)	(60,671)	(33,660)	133,779	32,107
	(1,764)	6	(5,583)	(60,671)	(33,660)	133,779	32,107
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	124,019	—	—	124,019
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2022	$(1,758)	$67	$(14,740)	$(1,656)	$(49,738)	$133,779	$65,954

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2022
(in thousands)
Interest-only security payable:
Balance, March 31, 2022	$16,373
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	3,112
3,112
Balance, June 30, 2022	$19,485
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2022	$3,112

	Six months ended June 30, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	4,262	119	—	(3,931)	—	—	450
Repayments and sales	(8,404)	(24)	(8,255)	—	(24,288)	—	(40,971)
Amounts received pursuant to sales of loans	—	—	—	—	—	191,365	191,365
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	64	(427)	25,959	12,677	82,912	(225,441)	(104,256)
	64	(427)	25,959	12,677	82,912	(225,441)	(104,256)
Transfers of:
Loans to REO	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(9,566)	—	—	(9,566)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	(723)	(723)
Balance, June 30, 2023	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Changes in fair value recognized during the period relating to assets still held at June 30, 2023	$(176)	$(886)	$17,506	$(1,298)	$58,624	$(225,441)	$(151,671)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2023
(in thousands)
Interest-only security payable:
Balance, December 31, 2022	$21,925
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	2,135
2,135
Balance, June 30, 2023	$24,060
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2023	$2,135

	Six months ended June 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	51,562	—	—	(69,683)	—	—	(18,121)
Repayments and sales	(59,140)	(630)	(30,044)	—	(33,841)	—	(123,655)
Amounts received pursuant to sales of loans	—	—	—	—	—	365,254	365,254
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(2,175)	448	(11,431)	(179,470)	(57,655)	437,500	187,217
	(2,175)	448	(11,431)	(179,470)	(57,655)	437,500	187,217
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	245,046	—	—	245,046
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Changes in fair value recognized during the period relating to assets still held at June 30, 2022	$(2,014)	$117	$(41,789)	$(1,656)	$(91,496)	$437,500	$300,662

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	8,892
8,892
Balance, June 30, 2022	$19,485
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2022	$8,892

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	June 30, 2023			December 31, 2022
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,079,273	$1,068,648	$10,625	$1,819,551	$1,795,445	$24,106
90 or more days delinquent:
Not in foreclosure	133	133	—	1,666	1,927	(261)
In foreclosure	641	933	(292)	716	809	(93)
	774	1,066	(292)	2,382	2,736	(354)
	$1,080,047	$1,069,714	$10,333	$1,821,933	$1,798,181	$23,752
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,453,694	$1,743,183	$(289,489)	$1,508,540	$1,788,911	$(280,371)
90 or more days delinquent:
Not in foreclosure	913	1,204	(291)	1,231	1,642	(411)
In foreclosure	—	—	—	171	226	(55)
	913	1,204	(291)	1,402	1,868	(466)
	1,454,607	1,744,387	(289,780)	1,509,942	1,790,779	(280,837)
Distressed:
Current through 89 days delinquent	835	1,042	(207)	498	682	(184)
90 or more days delinquent:
Not in foreclosure	750	2,449	(1,699)	1,230	2,964	(1,734)
In foreclosure	1,080	2,352	(1,272)	1,729	2,728	(999)
	1,830	4,801	(2,971)	2,959	5,692	(2,733)
	2,665	5,843	(3,178)	3,457	6,374	(2,917)
	$1,457,272	$1,750,230	$(292,958)	$1,513,399	$1,797,153	$(283,754)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(61,621)	$(264)	$(61,885)
Loans acquired for sale at fair value	—	(9,424)	—	—	(9,424)
Loans at fair value	—	—	(19,130)	(1,185)	(20,315)
Credit risk transfer strips	—	—	46,480	—	46,480
MSRs at fair value	(87,997)	—	—	—	(87,997)
	$(87,997)	$(9,424)	$(34,271)	$(1,449)	$(133,141)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(855)	$—	$(855)
Asset-backed financing of VIEs at fair value	—	—	17,794	76	17,870
	$—	$—	$16,939	$76	$17,015

	Quarter ended June 30, 2022
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(182,498)	$14,663	$(167,835)
Loans acquired for sale at fair value	—	(153,111)	—	—	(153,111)
Loans at fair value	—	—	(122,464)	(128)	(122,592)
Credit risk transfer strips	—	—	(33,660)	—	(33,660)
MSRs at fair value	133,779	—	—	—	133,779
	$133,779	$(153,111)	$(338,622)	$14,535	$(343,419)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(3,112)	$—	$(3,112)
Asset-backed financings at fair value	—	—	116,667	1,423	118,090
	$—	$—	$113,555	$1,423	$114,978

	Six months ended June 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$16,597	$(2,220)	$14,377
Loans acquired for sale at fair value	—	5,891	—	—	5,891
Loans at fair value	—	—	(7,662)	(1,059)	(8,721)
Credit risk transfer strips	—	—	82,912	—	82,912
MSRs at fair value	(225,441)	—	—	—	(225,441)
	$(225,441)	$5,891	$91,847	$(3,279)	$(130,982)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(2,135)	$—	$(2,135)
Asset-backed financings at fair value	—	—	7,634	(466)	7,168
	$—	$—	$5,499	$(466)	$5,033

	Six months ended June 30, 2022
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(369,023)	$13,252	$(355,771)
Loans acquired for sale at fair value	—	(380,377)	—	—	(380,377)
Loans at fair value	—	—	(218,585)	(1,077)	(219,662)
Credit risk transfer strips	—	—	(57,655)	—	(57,655)
MSRs at fair value	437,500	—	—	—	437,500
	$437,500	$(380,377)	$(645,263)	$12,175	$(575,965)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(8,892)	$—	$(8,892)
Asset-backed financings at fair value	—	—	205,841	589	206,430
	$—	$—	$196,949	$589	$197,538

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2023	$—	$—	$834	$834
December 31, 2022	$—	$—	$1,292	$1,292

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Real estate asset acquired in settlement of loans	$(124)	$(204)	$(62)	$(314)

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

The Company has concluded that the fair values of these borrowings other than term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and Exchangeable senior notes using indications of fair value provided by nonaffiliate brokers for the term notes and Exchangeable senior notes and internal estimates of fair value for the term loans. The fair value and carrying value of these liabilities are summarized below:

	June 30, 2023		December 31, 2022
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$3,158,407	$3,125,771	$2,804,028	$2,721,391
Exchangeable senior notes	$547,767	$493,785	$546,254	$471,781

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff within its Capital Markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the Capital Markets valuation staff reports to PFSI’s senior management valuation committee, which oversees the valuations. The Capital Markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the

Company’s chief financial, risk, credit, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The Capital Markets valuation staff is responsible for reporting to PFSI’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the Capital Markets valuation staff presents an analysis of the effect on the valuation of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and of key inputs to those procured from nonaffiliate brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its Capital Markets risk management staff and is reviewed by its Capital Markets operations staff.

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
•
For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to the loans included in the VIEs.
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

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair value of CRT derivatives is based on indications of fair value provided to the Company by nonaffiliate brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the recourse obligations and the IO ownership interests. Together, the recourse obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivatives is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the certificates.

The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value
CRT derivatives:
Assets	$4,602	$1,262
Liabilities	$8,996	$23,360
UPB of loans in reference pools	$5,692,701	$5,972,060
Key inputs (1)
Discount rate
Range	8.8% – 11.0%	8.7% – 11.1%
Weighted average	10.7%	10.8%
Voluntary prepayment speed (2)
Range	6.8% – 7.5%	7.5% – 8.3%
Weighted average	7.3%	7.6%
Involuntary prepayment speed (3)
Range	0.2% – 1.0%	0.5% – 1.3%
Weighted average	0.4%	0.6%
Remaining loss expectation
Range	0.3% – 0.5%	0.4% – 0.7%
Weighted average	0.4%	0.6%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2023	December 31, 2022
Fair value (in thousands) (1)	$(1,298)	$(478)
Committed amount (in thousands)	$1,394,702	$1,484,384
Key inputs (2)
Pull-through rate
Range	53.1% – 100%	54.8% – 100%
Weighted average	82.1%	92.1%
MSR fair value expressed as
Servicing fee multiple
Range	2.6 – 6.9	1.9 – 7.1
Weighted average	4.5	4.7
Percentage of UPB
Range	0.7% – 2.8%	0.7% – 3.1%
Weighted average	1.8%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans acquired for sale or Net (losses) gains on investments and financings, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair value of CRT strips is based on indications of fair value provided to the Company by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and recourse obligation. Together, the IO ownership interest and the recourse obligation comprise the CRT strip.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair value of the securities derived from indications provided by the nonaffiliate brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. The Company recognized the effect of the removal of this restriction in Net (losses) gains on investments and financings during the quarter ended March 31, 2022.

The Company assesses the indications of fair value it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rate, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the adjusted broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$78,569	$137,193
UPB of loans in the reference pools	$18,474,972	$19,343,464
Key inputs (1)
Discount rate
Range	8.5% – 10.4%	4.3% – 11.3%
Weighted average	10.2%	10.5%
Voluntary prepayment speed (2)
Range	6.5% – 8.1%	7.7% – 7.9%
Weighted average	6.7%	7.7%
Involuntary prepayment speed (3)
Range	0.2% – 0.5%	0.6% – 2.0%
Weighted average	0.3%	0.8%
Remaining loss expectation
Range	0.5% – 1.7%	0.7% – 2.0%
Weighted average	0.7%	0.9%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$90,747	$170,658	$191,365	$365,254
UPB of underlying loans	$4,856,301	$10,299,805	$10,405,626	$22,228,977
Weighted average annual servicing fee rate (in basis points)	39	32	40	31
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.8%	5.6% – 8.9%	5.5% – 8.8%	5.6% – 8.9%
Weighted average	5.9%	6.4%	5.9%	6.5%
Prepayment speed (3)
Range	11.8% – 20.2%	6.0% – 17.7%	11.8% – 21.8%	6.0% – 17.7%
Weighted average	11.9%	8.9%	12.6%	8.7%
Equivalent average life (in years)
Range	2.9 - 7.1	4.2 - 8.3	2.8 - 7.1	4.0 - 8.4
Weighted average	7.0	8.1	6.7	8.1
Annual per-loan cost of servicing
Range	$68 – $69	$80 – $80	$68 – $69	$80 – $80
Weighted average	$69	$80	$69	$80

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2023	December 31, 2022
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,977,938	$4,012,737
UPB of underlying loans	$231,660,841	$229,971,035
Weighted average annual servicing fee rate (in basis points)	29	29
Weighted average note interest rate	3.6%	3.5%
Key inputs (1)
Pricing spread (2)
Range	5.4% – 8.4%	4.9% – 8.8%
Weighted average	5.4%	5.7%
Effect on fair value of (3):
5% adverse change	$(46,861)	$(52,004)
10% adverse change	$(92,648)	$(102,727)
20% adverse change	$(181,131)	$(200,497)
Prepayment speed (4)
Range	5.9% – 17.9%	5.1% – 17.4%
Weighted average	7.2%	6.3%
Equivalent average life (in years)
Range	2.9 – 9.6	3.5 – 9.3
Weighted average	8.4	8.9
Effect on fair value of (3):
5% adverse change	$(53,019)	$(51,044)
10% adverse change	$(104,163)	$(100,544)
20% adverse change	$(201,226)	$(195,201)
Annual per-loan cost of servicing
Range	$67 – $71	$69 – $69
Weighted average	$70	$69
Effect on fair value of (3):
5% adverse change	$(17,196)	$(17,629)
10% adverse change	$(34,393)	$(35,258)
20% adverse change	$(68,786)	$(70,515)

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
Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in MBS:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$4,629,004	$3,070,330	$4,462,601	$2,666,768
Purchases	259,725	2,099,102	3,044,317	2,760,876
Sales	—	(1,079,826)	(2,629,540)	(1,079,826)
Repayments	(95,504)	(68,695)	(160,414)	(138,971)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums (discounts)	(263)	14,663	(2,220)	13,252
Valuation adjustments	(61,621)	(182,498)	16,597	(369,023)
	(61,884)	(167,835)	14,377	(355,771)
Balance at end of period	$4,731,341	$3,853,076	$4,731,341	$3,853,076

Following is a summary of the Company’s investment in MBS:

	June 30, 2023
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,491,288	$(72)	$(81,635)	$4,409,581
Subordinate credit-linked securities	254,113	(4,946)	10,296	259,463
Senior non-Agency securities	70,383	(2,610)	(5,476)	62,297
	$4,815,784	$(7,628)	$(76,815)	$4,731,341

	December 31, 2022
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,693,045	$30,423	$(460,966)	$4,262,502
Subordinate credit-linked securities	184,620	52	(6,774)	177,898
Senior non-Agency securities	28,103	(876)	(5,026)	22,201
	$4,905,768	$29,599	$(472,766)	$4,462,601

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2023	December 31, 2022
	(in thousands)
GSE eligible — held for sale to nonaffiliates (1)	$823,676	$1,651,554
Held for sale to PLS (2)	249,741	159,671
Home equity lines of credit	2,103	2,424
Repurchased pursuant to representations and warranties	4,527	8,284
	$1,080,047	$1,821,933
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,025,283	$1,801,368
Mortgage loan participation purchase and sale agreements	36,267	—
	$1,061,550	$1,801,368

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
(2)
The Company sells a portion of its production to PLS, including all of its loans eligible for inclusion in Ginnie Mae securities. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company earns a sourcing fee for all loans that it purchases from correspondent sellers and subsequently sells to PLS as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	June 30, 2023	December 31, 2022
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,405,843	$1,459,160
Fixed interest rate jumbo loans	48,764	50,782
	1,454,607	1,509,942
Distressed loans	2,665	3,457
	$1,457,272	$1,513,399
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,454,607	$1,509,942
Assets sold under agreements to repurchase	191	206
	$1,454,798	$1,510,148

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At June 30, 2023 and December 31, 2022, $82.9 million and $84.0 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2023	December 31, 2022
	(in thousands)
Derivative assets	$29,012	$84,940
	$29,012	$84,940

Derivative liabilities	$19,469	$30,033
Credit risk transfer strip liabilities	78,569	137,193
	$98,038	$167,226

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	525,000	$961	$—	1,950,000	$2,906	$—
Put options on interest rate futures purchase contracts	2,370,000	15,070	—	1,785,000	8,130	—
Forward purchase contracts	4,979,858	144	15,303	3,929,833	418	15,196
Forward sale contracts	9,122,266	35,552	816	11,661,925	43,435	17,279
MBS put options	350,000	1,841	—	1,050,000	2,783	—
Bond futures	3,584,100	—	—	867,900	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,692,701	4,602	8,996	5,972,060	1,262	23,360
Interest rate lock commitments	1,394,702	1,560	2,858	1,484,384	3,877	4,355
Total derivative instruments before netting		59,730	27,973		62,811	60,190
Netting		(30,718)	(8,504)		22,129	(30,157)
		$29,012	$19,469		$84,940	$30,033
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(22,213)			$52,286
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$4,602			$1,262

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to a legally enforceable master netting arrangement and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of June 30, 2023 and December 31, 2022, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$4,602	$—	$—	$4,602	$1,262	$—	$—	$1,262
Interest rate lock commitments	1,560	—	—	1,560	3,877	—	—	3,877
RJ O’Brien & Associates, LLC	16,030	—	—	16,030	11,036	—	—	11,036
Bank of America, N.A.	3,118	—	—	3,118	14,666	—	—	14,666
Citigroup Global Markets Inc.	1,573	—	—	1,573	—	—	—	—
Wells Fargo Securities, LLC	1,105	—	—	1,105	6,980	—	—	6,980
Morgan Stanley & Co. LLC	—	—	—	—	33,703	—	—	33,703
Goldman Sachs & Co. LLC	—	—	—	—	2,789	—	—	2,789
Credit Suisse Securities (USA) LLC	—	—	—	—	5,827	—	—	5,827
Barclays Capital Inc.	—	—	—	—	2,013	—	—	2,013
J.P. Morgan Securities LLC	—	—	—	—	110	—	—	110
Other	1,024	—	—	1,024	2,677	—	—	2,677
	$29,012	$—	$—	$29,012	$84,940	$—	$—	$84,940

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

	June 30, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
CRT derivatives	$8,996	$—	$—	$8,996	$23,360	$—	$—	$23,360
Interest rate lock commitments	2,858	—	—	2,858	4,355	—	—	4,355
J.P. Morgan Securities LLC	1,624,718	(1,624,336)	—	382	1,605,813	(1,605,813)	—	—
Barclays Capital Inc.	887,105	(886,723)	—	382	1,115,265	(1,115,265)	—	—
Bank of America, N.A.	830,555	(830,555)	—	—	1,239,293	(1,239,293)	—	—
Wells Fargo Securities, LLC	697,073	(697,073)	—	—	262,512	(262,512)	—	—
Atlas Securitized Products, L.P.	607,337	(607,337)	—	—	—	—	—	—
Daiwa Capital Markets	367,289	(367,289)	—	—	439,089	(439,089)	—	—
Amherst Pierpont Securities LLC	259,517	(259,517)	—	—	283,928	(283,294)	—	634
RBC Capital Markets, L.P.	218,687	(218,687)	—	—	268,581	(268,581)	—	—
Citigroup Global Markets Inc.	136,560	(136,560)	—	—	197,229	(195,807)	—	1,422
Goldman Sachs & Co. LLC	81,925	(81,925)	—	—	156,952	(156,952)	—	—
Mizuho Financial Group	77,081	(76,791)	—	290	—	—	—	—
Morgan Stanley & Co. LLC	83,498	(77,814)	—	5,684	218,730	(218,730)	—	—
BNP Paribas	44,031	(44,031)	—	—	153,220	(153,220)	—	—
Nomura Holdings America, Inc	7,572	(7,572)	—	—	4,444	(4,444)	—	—
Credit Suisse Securities (USA) LLC	—	—	—	—	675,639	(675,639)	—	—
Other	877	—	—	877	262	—	—	262
	$5,935,679	$(5,916,210)	$—	$19,469	$6,648,672	$(6,618,639)	$—	$30,033

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statements of operations line	2023	2022	2023	2022
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(9,847)	$21,809	$(820)	$(4,107)
CRT derivatives	Net (losses) gains on investments and financings	$14,833	$(5,583)	$25,959	$(11,431)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$19,394	$135,719	$(1,350)	$387,618
Mortgage servicing rights	Net loan servicing fees	$23,996	$(78,118)	$(30,895)	$(241,920)

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
Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$3,975,076	$3,391,172	$4,012,737	$2,892,855
MSRs resulting from loan sales	90,747	170,658	191,365	365,254
Transfer to Agency of mortgage servicing rights relating to delinquent loans	112	—	(723)	—
Changes in fair value:
Due to changes in inputs used in valuation model (1)	15,046	220,422	(30,725)	613,062
Other changes in fair value (2)	(103,043)	(86,643)	(194,716)	(175,562)
	(87,997)	133,779	(225,441)	437,500
Balance at end of period	$3,977,938	$3,695,609	$3,977,938	$3,695,609

	June 30, 2023	December 31, 2022
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,929,319	$3,962,820

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Contractually-specified servicing fees	$165,499	$151,149	$329,713	$298,034
Ancillary and other fees:
Late charges	805	609	1,564	1,221
Other	6,021	6,570	9,205	15,072
	6,826	7,179	10,769	16,293
	$172,325	$158,328	$340,482	$314,327
Average MSR servicing portfolio	$232,008,151	$220,402,133	$231,381,212	$219,051,445

From PFSI—MSR recapture fees	$509	$3,324	$994	$11,584
UPB of loans recaptured	$98,126	$580,656	$193,317	$2,161,461

Note 13— Other Assets

Other assets are summarized below:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Derivative margin deposits	$156,895	$51,463
Interest receivable	40,055	31,027
Servicing fees receivable	13,080	15,727
Correspondent lending receivables	6,021	8,967
Other receivables	8,947	7,657
Real estate acquired in settlement of loans	6,371	7,734
Other	6,976	12,416
	$238,345	$134,991
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$2,866	$3,297

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2023.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Weighted average interest rate (1)	5.95%	1.75%	5.74.%	1.42%
Average balance	$6,414,368	$5,293,064	$6,826,134	$5,147,290
Total interest expense	$96,346	$25,048	$196,613	$40,619
Maximum daily amount outstanding	$8,499,053	$6,543,551	$9,330,819	$8,187,913

(1)
Excludes the effect of amortization of debt issuance costs of $1.2 million and $2.4 million for the quarter and six months ended June 30, 2023, respectively, and $1.9 million and $4.4 million for the quarter and six months ended June 30, 2022, respectively.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,916,210	$6,618,639
Unamortized debt issuance costs	(1,585)	(2,111)
	$5,914,625	$6,616,528
Weighted average interest rate	5.87%	5.03%
Available borrowing capacity (1):
Committed	$373,251	$217,279
Uncommitted	5,270,676	4,762,056
	$5,643,927	$4,979,335
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$84,660	$(13,630)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,731,341	$4,462,601
Loans acquired for sale at fair value	$1,025,283	$1,801,368
Loans at fair value:
Securities retained in asset-backed financings	$82,918	$84,044
Distressed	$191	$206
Deposits securing credit risk transfer arrangements	$81,984	$455,552
Mortgage servicing rights (2)	$2,003,890	$2,092,794
Servicing advances	$55,185	$100,888
Real estate acquired in settlement of loans	$2,866	$3,297

(1)
The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)
Beneficial interests in Fannie Mae MSRs are pledged to secure both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2023 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$32,146
Over 30 to 90 days	5,381,460
Over 90 days to 180 days	218,686
Over 180 days to 1 year	—
Over 1 year to 2 years	283,918
$5,916,210
Weighted average maturity (in months)	2.8

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2023:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Barclays Capital Inc.	$3,484	September 8, 2023	November 13, 2024
Goldman Sachs & Co. LLC	$22,375	September 9, 2023	December 23, 2023
Atlas Securitized Products, L.P.	$55,203	September 21, 2023	June 27, 2025
Bank of America, N.A.	$15,608	August 5, 2023	June 12, 2025
Citibank, N.A.	$9,126	August 19, 2023	June 27, 2025
Wells Fargo Securities, LLC	$6,040	September 7, 2023	May 3, 2025
RBC Capital Markets, L.P.	$7,388	October 15, 2023	May 10, 2024
Morgan Stanley & Co. LLC	$3,258	September 15, 2023	January 27, 2025
BNP Paribas Corporate & Institutional Banking	$1,407	September 4, 2023	November 30, 2024

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Barclays Capital Inc.	$57,676	August 16, 2023
Bank of America, N.A.	$37,518	August 11, 2023
Citibank, N.A.	$38,602	August 5, 2023
JPMorgan Chase & Co.	$45,064	August 16, 2023
Wells Fargo Securities, LLC	$21,279	August 10, 2023
Daiwa Capital Markets America Inc.	$9,768	August 25, 2023
Amherst Pierpont Securities LLC	$7,051	August 17, 2023
Nomura Holdings America, Inc	$3,336	July 16, 2023
Mizuho Financial Group	$1,706	August 22, 2023

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$36,391	August 4, 2023

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$23,767	$33,908	$20,456	$34,854
Weighted average interest rate (1)	6.44%	2.38%	6.34%	2.00%
Total interest expense	$413	$232	$706	$408
Maximum daily amount outstanding	$90,565	$81,360	$90,565	$88,633

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $63,000 for the quarter and six months ended June 30, 2023, respectively, and $31,000 and $63,000 for the quarter and six months ended June 30, 2022, respectively.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Amount outstanding	$34,787	$—
Unamortized debt issuance costs	—	—
	$34,787	$—
Weighted average interest rate	6.39%	—
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$36,267	$—

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

Following is a summary of the CRT Term Notes outstanding:

			Unpaid	Annual	Maturity date
Term Notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
2023 1R	April 5, 2023	$235,000	$228,111	4.40%	March 25, 2025	—
2021 1R	March 4, 2021	$659,156	284,986	2.90%	February 28, 2024	February 27, 2026
2020 1R	February 14, 2020	$350,000	54,703	3.35%	February 27, 2025	(3)
2019 3R	October 16, 2019	$375,000	51,308	3.70%	October 29, 2024	(3)
2019 2R	June 11, 2019	$638,000	171,842	3.75%	May 29, 2025	(3)
			$790,950

(1)
Interest rates for the CRT Term Notes are charged based on the Secured Overnight Financing Rate ("SOFR").
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

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FT-1 Term Loans”).

On May 25, 2023, the Company, through its indirect, wholly-owned subsidiaries, PMT ISSUER TRUST - FMSR and PMC, entered into a syndicated series of term notes for $155 million (the “Series 2023-FTL1 Loan”), as part of the structured finance transaction that PMC uses to finance Fannie Mae MSRs and related excess servicing spread and servicing advance receivables. The initial five-year term of the Series 2023-FTL1 Loan is set to expire on May 25, 2028, unless the Company exercises a one-year optional extension. The Series 2023-FTL1 Loan ranks pari passu with the Series 2018-FT1, Series 2021-FT1 and Series 2022-FT1 term notes, and the Amended and Restated Series 2017-VF1 Master Repurchase Agreement dated June 29, 2018.

The FT-1 Term Notes and FT-1 Term Loans and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

			Unpaid	Annual	Maturity date
FT-1 Issuance	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$155,000	$155,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2022	June 28, 2022	$305,000	305,000	4.19%	June 25, 2027	(3)
2021	March 30, 2021	$350,000	350,000	3.00%	March 25, 2026	March 27, 2028
2018	April 25, 2018	$450,000	450,000	3.35%	April 25, 2025	(4)
			$1,260,000

(1)
Interest rates for the FT-1 Term Notes and FT-1 Term Loans are charged at a spread to SOFR.
(2)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the FT-1 Term Notes and FT-1 Term Loans under the conditions specified in the respective agreements.
(3)
Either June 26, 2028 or June 25, 2029.
(4)
Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.

Freddie Mac MSR Financing

The Company, through PMC and PMH, finances certain MSRs (including any related excess servicing spread) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is $1.6 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have a weighted average maturity of June 2024. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$3,074,414	$2,408,122	$2,939,303	$2,423,363
Weighted average interest rate (1)	8.40%	3.84%	8.06%	3.49%
Total interest expense	$66,150	$24,413	$121,097	$44,779
Maximum daily amount outstanding	$3,188,116	$2,833,710	$3,188,116	$3,059,637

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $3.6 million for the quarter and six months ended June 30, 2023, respectively, and $1.4 million and $2.9 million for the quarter and six months ended June 30, 2022, respectively.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT Term Notes	$790,950	$592,694
FT-1 Term Notes and FT-1 Term Loans	1,260,000	1,105,000
Freddie Mac credit agreements	1,115,000	1,115,000
	3,165,950	2,812,694
Unamortized debt issuance costs	(7,543)	(8,666)
	$3,158,407	$2,804,028
Weighted average interest rate	8.27%	7.30%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,929,319	$3,962,820
CRT Agreements:
Deposits securing CRT arrangements	$1,187,574	$869,742
Derivative assets	$4,602	$1,262

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Average balance	$547,264	$544,341	$546,890	$536,986
Weighted average interest rate (1)	5.59%	5.62%	5.63%	5.73%
Interest expense	$8,395	$8,334	$16,775	$16,654

(1)
Excludes the effect of amortization of debt issuance costs of $764,000 and $1.5 million for the quarter and six months ended June 30, 2023, respectively, and $703,000 and $1.4 million for the quarter and six months ended June 30, 2022, respectively.

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying value:
UPB	$555,000	$555,000
Unamortized debt issuance costs	(7,233)	(8,746)
	$547,767	$546,254

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$1,392,667	$1,646,941	$1,402,275	$1,554,290
Total interest expense	$12,791	$15,016	$25,144	$26,043
Weighted average interest rate (1)	3.66%	3.31%	3.68%	3.30%

(1)
Excludes the effect of amortization (accrual) of debt issuance cost and premiums of $75,000 and $(466,000) for the quarter and six months ended June 30, 2023, respectively, and $1.4 million and $590,000 for the quarter and six months ended June 30, 2022, respectively.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$1,361,108	$1,414,955
Unpaid principal balance	$1,635,663	$1,681,410
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended June 30,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$3,165,950	$284,986	$2,070,964	$305,000	$350,000	$155,000	$—
Exchangeable senior notes	555,000	—	210,000	345,000	—	—	—
Asset-backed financings at fair value (2)	1,635,663	—	—	—	—	—	1,635,663
Interest-only security payable at fair value (2)	24,060	—	—	—	—	—	24,060
Total	$5,380,673	$284,986	$2,280,964	$650,000	$350,000	$155,000	$1,659,723

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$39,407	$40,225	$39,471	$40,249
Provision for losses:
Pursuant to loan sales	738	1,129	1,678	2,446
Reduction in liability due to change in estimate	(2,939)	(1,530)	(3,555)	(2,695)
Losses incurred	(137)	(383)	(525)	(559)
Balance, end of period	$37,069	$39,441	$37,069	$39,441
UPB of loans subject to representations and warranties at end of period			$230,128,231	$220,982,060

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2023
(in thousands)
Commitments to purchase loans acquired for sale	$1,394,702

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
Preferred						Quarter		Six months
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2023	2022	2023	2022
Fixed-to-floating rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$0.84	$0.84
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

The Company’s Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) pay cumulative dividends at a fixed rate of 8.125% per year based on the $25.00 per share liquidation preference to, but not including, March 15, 2024. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a rate determined in accordance with the terms of the Series A Preferred Shares.

The Company’s Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) pay cumulative dividends at a fixed rate of 8.00% per year based on the $25.00 per share liquidation preference to, but not including, June 15, 2024. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a rate determined in accordance with the terms of the Series B Preferred Shares.

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its Common Shares, all of which were available for issuance as of June 30, 2023.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On October 24, 2022, the Company’s board of trustees approved an increase to PMT's Common Share repurchase authorization from $400 million to $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2023	2022	2023	2022	total (1)
	(in thousands)
Common Shares repurchased	1,636	1,927	2,274	3,901	28,965
Cost of Common Shares repurchased (2)	19,448	$28,418	$27,011	$60,248	$425,751

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through June 30, 2023.
(2)
Cumulative total cost of Common Shares repurchased includes $579,000 of transaction fees.

Note 19— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(116,647)	$(298,024)	$(189,592)	$(737,812)
Hedging activities	29,449	123,997	(22,667)	462,099
	(87,198)	(174,027)	(212,259)	(275,713)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	90,747	170,658	191,365	365,254
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(738)	(1,129)	(1,678)	(2,446)
Reduction of liability due to change in estimate	2,939	1,530	3,555	2,695
	2,201	401	1,877	249
Changes in fair value of loans and derivatives
Interest rate lock commitments	(9,847)	21,809	(820)	(4,107)
Loans	16,766	(23,955)	6,279	(1,937)
Hedging derivatives	(10,055)	11,722	21,317	(74,481)
	(3,136)	9,576	26,776	(80,525)
	89,812	180,635	220,018	284,978
Total from nonaffiliates	2,614	6,608	7,759	9,265
From PFSI ‒ cash gains	1,832	1,063	3,160	2,359
	$4,446	$7,671	$10,919	$11,624

Note 20— Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(61,621)	$(182,498)	$16,597	$(369,023)
Loans at fair value:
Held in VIEs	(18,253)	(122,469)	(7,236)	(219,033)
Distressed	(877)	5	(426)	448
CRT arrangements	60,458	(42,355)	106,736	(77,978)
Asset-backed financings at fair value	17,794	116,667	7,634	205,841
	$(2,499)	$(230,650)	$123,305	$(459,745)

Note 21—Net interest (expense) income

Net interest (expense) income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest income:
Cash and short-term investments	$6,712	$1,175	$13,023	$1,578
Mortgage-backed securities	62,542	40,651	113,681	55,051
Loans acquired for sale at fair value	25,779	23,442	62,767	42,690
Loans at fair value:
Held in consolidated variable interest entities	13,644	15,736	28,810	28,585
Distressed	31	14	24	188
Deposits securing CRT arrangements	15,779	2,384	29,991	2,606
Placement fees relating to custodial funds	37,677	7,204	66,597	10,914
Other	520	92	810	149
	162,684	90,698	315,703	141,761
Interest expense:
Assets sold under agreements to repurchase	96,346	25,048	196,613	40,619
Mortgage loan participation purchase and sale agreements	413	232	706	408
Notes payable secured by credit risk transfer and mortgage servicing assets	66,150	24,413	121,097	44,779
Exchangeable senior notes	8,395	8,334	16,775	16,654
Asset-backed financings at fair value	12,791	15,016	25,144	26,043
Interest shortfall on repayments of loans serviced for Agency securitizations	1,790	4,430	2,819	11,472
Interest on loan impound deposits	1,315	677	2,658	1,689
Other	190	—	715	—
	187,390	78,150	366,527	141,664
Net interest (expense) income	$(24,706)	$12,548	$(50,824)	$97

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Grants:
Restricted share units	7	6	172	134
Performance share units	43	52	166	151
	50	58	338	285
Grant date fair value:
Restricted share units	$78	$95	$2,212	$2,101
Performance share units	507	799	2,088	2,350
	$585	$894	$4,300	4,451
Vestings:
Restricted share units	11	1	140	79
Performance share units (1)	—	—	48	41
	11	1	188	120
Forfeitures:
Restricted share units	6	—	6	—
Performance share units	—	2	—	11
	6	2	6	11
Compensation expense relating to share-based grants	$845	$1,142	$2,001	$2,171

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the six months ended June 30, 2023, was 48,372 Common Shares, which is approximately 39% of the originally granted performance-based RSUs.

	June 30, 2023
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	251	260
Grant date average fair value per unit	$14.29	$14.07

Note 23—Income Taxes

The Company’s effective tax rate was 47.4% and 0.4% with consolidated pretax income of $46.9 million and $85.7 million for the quarter and six months ended June 30, 2023. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $21.2 million on pretax income of $77.9 million and a tax benefit of $0.6 million on a pretax loss of $12.2 million for the quarter and six months ended June 30, 2023. For the same periods in 2022, the TRS recognized a tax expense of $32.6 million on pretax income of $147.6 million and a tax expense of $70.5 million on pretax income of $420.4 million, respectively. The Company’s reported consolidated pretax loss for the quarter and six months ended June 30, 2022 was $39.9 million and $21.8 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2023, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending June 30, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Note 24—Earnings Per Common Share

The Company grants restricted share units that entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)
Net income (loss)	$24,624	$(70,734)	$85,321	$(89,863)
Dividends on preferred shares	(10,454)	(10,455)	(20,909)	(20,909)
Effect of participating securities—share-based compensation awards	(100)	(104)	(202)	(207)
Net income (loss) attributable to common shareholders	14,070	(81,293)	64,210	(110,979)
Interest on Exchangeable Notes, net of income taxes	—	—	12,682	—
Diluted net income (loss) attributable to common shareholders	14,070	(81,293)	76,892	(110,979)
Weighted average basic shares outstanding	87,269	91,963	88,046	93,048
Dilutive securities‒Shares issuable pursuant to exchange of the Exchangeable Notes	—	—	24,328	—
Diluted weighted average shares outstanding	87,269	91,963	112,374	93,048
Basic earnings (loss) per share	$0.16	$(0.88)	$0.73	$(1.19)
Diluted earnings (loss) per share	$0.16	$(0.88)	$0.68	$(1.19)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Shares issuable under share-based compensation plan	114	78	141	181
Shares issuable pursuant to exchange of the Exchangeable Senior Notes	24,328	24,328	—	24,328

Note 25—Segments

The Company operates in four segments as described in Note 1 ‒ Organization.

The Company’s reportable segments are identified based on PMT’s investment strategies. The Company’s chief operating decision-maker is its chief executive officer. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision-maker organizes and evaluates financial information for making operating decisions and assessing performance.

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$108,833	$—	$—	$108,833
Net gains on loans acquired for sale	—	—	4,446	—	4,446
Net (losses) gains on investments and financings	68,707	(71,206)	—	—	(2,499)
Net interest (expense) income:
Interest income	25,146	108,656	25,708	3,174	162,684
Interest expense	21,752	137,987	26,740	911	187,390
	3,394	(29,331)	(1,032)	2,263	(24,706)
Other	(56)	—	4,434	—	4,378
	72,045	8,296	7,848	2,263	90,452
Expenses:
Loan fulfillment and servicing fees payable to PFSI	32	20,285	5,441	—	25,758
Management fees	—	—	—	7,078	7,078
Other	911	1,183	1,007	7,662	10,763
	943	21,468	6,448	14,740	43,599
Pretax income (loss)	$71,102	$(13,172)	$1,400	$(12,477)	$46,853
Total assets at end of quarter	$1,638,662	$10,099,868	$1,161,519	$484,873	$13,384,922

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$217,313	$—	$—	$217,313
Net gains on loans acquired for sale	9	—	7,662	—	7,671
Net (losses) gains on investments and financings	(57,811)	(172,839)	—	—	(230,650)
Net interest (expense) income:
Interest income	5,919	60,895	23,393	491	90,698
Interest expense	10,428	55,154	12,101	467	78,150
	(4,509)	5,741	11,292	24	12,548
Other	(28)	—	14,646	—	14,618
	(62,339)	50,215	33,600	24	21,500
Expenses:
Loan fulfillment and servicing fees payable to PFSI	51	20,284	20,646	—	40,981
Management fees	—	—	—	7,910	7,910
Other	1,323	562	3,174	7,418	12,477
	1,374	20,846	23,820	15,328	61,368
Pretax income (loss)	$(63,713)	$29,369	$9,780	$(15,304)	$(39,868)
Total assets at end of quarter	$1,663,700	$9,146,234	$1,972,934	$434,411	$13,217,279

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$85,140	$—	$—	$85,140
Net gains on loans acquired for sale	—	—	10,919	—	10,919
Net (losses) gains on investments and financings	123,096	209	—	—	123,305
Net interest (expense) income:
Interest income	46,540	200,738	62,635	5,790	315,703
Interest expense	39,554	263,156	61,872	1,945	366,527
	6,986	(62,418)	763	3,845	(50,824)
Other	—	—	12,278	—	12,278
	130,082	22,931	23,960	3,845	180,818
Expenses:
Loan fulfillment and servicing fees payable to PFSI	109	40,658	17,363	—	58,130
Management fees	—	—	—	14,335	14,335
Other	1,547	2,472	3,415	15,265	22,699
	1,656	43,130	20,778	29,600	95,164
Pretax income (loss)	$128,426	$(20,199)	$3,182	$(25,755)	$85,654
Total assets at end of period	$1,638,662	$10,099,868	$1,161,519	$484,873	$13,384,922

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$521,491	$—	$—	$521,491
Net gains on loans acquired for sale	5	—	11,619	—	11,624
Net (losses) gains on investments and financings	(102,716)	(357,029)	—	—	(459,745)
Net interest (expense) income:
Interest income	7,977	90,006	42,573	1,205	141,761
Interest expense	20,556	96,839	23,661	608	141,664
	(12,579)	(6,833)	18,912	597	97
Other	260	—	29,612	—	29,872
	(115,030)	157,629	60,143	597	103,339
Expenses:
Loan fulfillment and servicing fees payable to PFSI	111	41,312	37,400	—	78,823
Management fees	—	—	—	16,027	16,027
Other	4,534	2,737	8,386	14,642	30,299
	4,645	44,049	45,786	30,669	125,149
Pretax income (loss)	$(119,675)	$113,580	$14,357	$(30,072)	$(21,810)
Total assets at end of period	$1,663,700	$9,146,234	$1,972,934	$434,411	$13,217,279

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

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2023	$1,027,178	$588,688	16%	6%	$398,335	$79,928
December 31, 2022	$1,138,331	$586,436	16%	6%	$343,286	$79,372

(1)
Calculated in accordance with the Agencies’ requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it was in compliance with the Agencies’ revised requirements as of June 30, 2023.

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

We operate our business in four segments: Credit sensitive strategies, Interest rate sensitive strategies, Correspondent production and our Corporate operations as described below:

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production, including CRT agreements and other CRT securities (together, “CRT arrangements”) and subordinate mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association (“Ginnie Mae”) or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•
The corporate segment includes management fees, corporate expense amounts and certain interest income and expense.

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.2 billion at June 30, 2023.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately $64.1 million of subordinate credit-linked MBS during the six months ended June 30, 2023. We held subordinate credit-linked MBS with fair values totaling approximately $259.5 million at June 30, 2023.

As the result of the Company’s consolidation of the variable interest entities that issued certain subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these transactions with unpaid principal balances (“UPB”) totaling approximately $1.8 billion on our consolidated balance sheet as of June 30, 2023.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the quarter and six months ended June 30, 2023, we received approximately $90.7 million and $191.4 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held approximately $4.0 billion of MSRs at fair value at June 30, 2023.
•
REIT-eligible Agency and senior mortgage-backed or mortgage-related securities. We purchased approximately

$350.7 million Agency fixed-rate pass-through securities and non-Agency senior MBS, net of sales during the six months ended June 30, 2023. We held Agency fixed-rate pass-through securities and non-Agency senior MBS with fair values totaling approximately $4.5 billion at June 30, 2023.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$4,881,794	$10,226,643	$10,469,060	$22,212,604
To PennyMac Financial Services, Inc.	18,636,127	10,822,122	32,087,158	23,982,890
	$23,517,921	$21,048,765	$42,556,218	$46,195,494
Net gains on loans acquired for sale	$4,446	$7,671	$10,919	$11,624
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$90,747	$170,658	$191,365	$365,254
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	$—	$—	$—	$23,485

During the six months ended June 30, 2023, we purchased newly originated prime credit quality residential loans with fair values totaling $41.9 billion as compared to $44.6 billion for the six months ended June 30, 2022, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During the six months ended June 30, 2023, we also sold $11.1 billion, in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $32.1 billion and $24.0 billion of loans we sold to PLS during the six months ended June 30, 2023 and 2022, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the six months ended June 30, 2023, we received sourcing fees totaling $3.2 million, relating to $31.6 billion, in UPB of loans that we sold to PLS.

Taxation

We believe we qualify to be taxed as a REIT and as such will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet applicable REIT asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification.

A portion of our activities, including our correspondent production business, is conducted in our taxable REIT subsidiary (“TRS”), which is subject to corporate federal and state income taxes. Accordingly, we make a provision for income taxes with respect to the operations of our TRS. We expect the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

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

The amounts of net non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(61,621)	$(182,498)	$16,597	$(369,023)
Loans:
Held in variable interest entities	(18,253)	(122,469)	(7,236)	(219,033)
Distressed	(878)	67	(427)	451
CRT arrangements	43,906	(64,478)	76,130	(133,285)
Interest-only security payable at fair value	(855)	(3,112)	(2,135)	(8,892)
Asset-backed financings at fair value	17,794	116,667	7,634	205,841
	(19,907)	(255,823)	90,563	(523,941)
Net gains on loans acquired for sale (1)	89,812	180,635	220,018	284,978
Net loan servicing fees‒MSR valuation adjustments (2)	(20,559)	20,103	(194,418)	367,657
	$49,346	$(55,085)	$116,163	$128,694
Net investment income	$90,452	$21,500	$180,818	$103,339
Non-cash items as a percentage of net investment income	55%	(256%)	64%	125%

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

Results of Operations

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the six months ended June 30, 2023 and continues to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Higher interest rates and a slowing economy are expected to continue to reduce the size of the mortgage origination market from an estimated $2.3 trillion in 2022 to a projected range of $1.6 trillion to $1.8 trillion for 2023 according to leading economists.

Lower projected mortgage transaction volumes and higher interest rates have caused a decrease in mortgage production activities and increased competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the same time in the prior year. Higher interest rates have increased the costs of floating rate borrowings and have generated more interest income from our placement fees on deposits and loans held for sale. We have also increased our sales of conventional loans to PLS.

At a macroeconomic level, increasing interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as CRT or subordinate credit-linked notes. However, many of the loans underlying our assets have favorable credit characteristics and low loan-to-value ratios, which are likely to help offset the negative effects of credit performance in an economic downturn.

The competitive landscape for our correspondent business has also been affected by the exit of several large entities, which may present an opportunity for growth of our share in that business. However, we intend to continue to sell a portion of our conventional loans to PLS in the third quarter of 2023 to optimize our use and allocation of capital.

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$90,452	$21,500	$180,818	$103,339
Expenses	43,599	61,368	95,164	125,149
Pretax income (loss)	46,853	(39,868)	85,654	(21,810)
Provision for income taxes	22,229	30,866	333	68,053
Net income (loss)	24,624	(70,734)	85,321	(89,863)
Dividends on preferred shares	10,454	10,455	20,909	20,909
Net income (loss) attributable to common shareholders	$14,170	$(81,189)	$64,412	$(110,772)
Pretax income (loss) by segment:
Credit sensitive strategies	$71,102	$(63,713)	$128,426	$(119,675)
Interest rate sensitive strategies	(13,172)	29,369	(20,199)	113,580
Correspondent production	1,400	9,780	3,182	14,357
Corporate	(12,477)	(15,304)	(25,755)	(30,072)
	$46,853	$(39,868)	$85,654	$(21,810)
Annualized return on average common shareholders' equity	4.0%	(20.0)%	9.0%	(13.1)%
Earnings (loss) per common share
Basic	$0.16	$(0.88)	$0.73	$(1.19)
Diluted	$0.16	$(0.88)	$0.68	$(1.19)
Dividends per common share	$0.40	$0.47	$0.80	$0.94

	June 30, 2023	December 31, 2022
Total assets	$13,384,922	$13,921,564
Book value per common share	$15.81	$15.78
Closing price per common share	$13.48	$12.39

Our results of operations increased by $95.4 million and $175.2 million during the quarter and six months ended June 30, 2023, as compared to the quarter and six months ended June 30, 2022, reflecting the effect of increased gains on MBS and increased valuation of CRT-related investments, offset by the fair value performance of our MSR investments and a tax provision.

The increase in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $102.8 million increase in net gains on our CRT arrangements as credit spreads tightened due to an improving macroeconomic outlook compared to the quarter ended June 30, 2022, in which the market economic outlook was worsening.
•
Our interest rate sensitive strategies segment benefited from the slower rise in interest rates during the quarter ended June 30, 2023, as compared to the rapidly increasing interest rates during the quarter ended June 30, 2022, resulting in a $120.9 million decrease in valuation losses on MBS, offset by a $108.5 million decrease in net servicing fees caused by valuation gains in our investment in MSRs.
•
Our correspondent production segment recognized a $3.2 million decrease in gains on sales of loans during the quarter ended June 30, 2023, reflecting the effect of reduced volume of sales of loans to nonaffiliates.

The increase in the six months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $184.7 million increase in net gains on our CRT arrangements as credit spreads tightened due to an improving macroeconomic outlook compared to the effect of credit spread widening on CRT fair values during the six months ended June 30, 2022.
•
Our interest rate sensitive strategies segment was affected by the mixed performance of interest rates during the six months ended June 30, 2023, as compared to the significantly increasing interest rates in six months ended June 30, 2022, resulting in a $385.6 million increase in gains on MBS, offset by a $436.4 million decrease in net servicing fees caused by valuation and hedging losses in our investment in MSRs.
•
Our correspondent production segment recognized a $700,000 decrease in gains on sales of loans held for sale during the six months ended June 30, 2023, reflecting the effect of decreased sales of loans to nonaffiliates.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loan servicing fees	$108,833	$217,313	$85,140	$521,491
Net gains on loans acquired for sale	4,446	7,671	10,919	11,624
Net loan origination fees	4,295	14,428	12,001	29,202
Net (losses) gains on investments and financings	(2,499)	(230,650)	123,305	(459,745)
Net interest (expense) income	(24,706)	12,548	(50,824)	97
Other	83	190	277	670
	$90,452	$21,500	$180,818	$103,339

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees	$172,325	$158,328	$340,482	$314,327
Effect of MSRs and hedging results	(63,492)	58,985	(255,342)	207,164
Net loan servicing fees	$108,833	$217,313	$85,140	$521,491

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Contractually-specified servicing fees	$165,499	$151,149	$329,713	$298,034
Ancillary and other fees:
Late charges	805	609	1,564	1,221
Other	6,021	6,570	9,205	15,072
	6,826	7,179	10,769	16,293
	$172,325	$158,328	$340,482	$314,327
Average MSR servicing portfolio	$232,008,151	$220,402,133	$231,381,212	$219,051,445

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

The change in contractually-specified fees during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022 , is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Change in fair value of MSRs
Realization of cash flows	$(103,043)	$(86,643)	$(194,716)	$(175,562)
Changes in valuation inputs used in valuation model	15,046	220,422	(30,725)	613,062
	(87,997)	133,779	(225,441)	437,500
Hedging results	23,996	(78,118)	(30,895)	(241,920)
Total change in fair value of mortgage servicing rights and hedging results	(64,001)	55,661	(256,336)	195,580
Recapture income from PFSI	509	3,324	994	11,584
	$(63,492)	$58,985	$(255,342)	$207,164
Average balance of mortgage servicing rights	$3,987,752	$3,583,083	$3,986,958	$3,366,498

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter and six months ended June 30, 2023, realization of cash flows increased primarily due to growth of our investment in MSRs as compared to the same periods in 2022.

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and six months ended June 30, 2023, reflect the mixed performance of interest rates during such periods, resulting in a downward fair value adjustment due to higher projected prepayments during the six months ended June 30, 2023, as compared to the sharp increase in interest rates during the same periods in 2022, causing the fair value of MSRs to significantly increase as future prepayment expectations decreased materially.

Hedging results reflect valuation losses in hedges against interest rates during the quarter and six months ended June 30, 2023, during which interest rates decreased, as compared to the same periods in 2022 when hedge losses were attributable to the sharp increase in interest rates and elevated hedge costs. The loss from hedging activities decreased during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, since interest rates were mixed in 2023 and increased substantially in 2022. The primary driver of the loss in the hedge in the periods ended June 30, 2023 was the cost of the hedge, which was elevated in the periods due to high interest rate volatility and an increasingly inverted yield curve.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Following is a summary of our loan servicing portfolio:

	June 30, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$231,556,204	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$1,792,985	$1,903,007
90 or more days delinquent:
Not in foreclosure	$846,668	$880,841
In foreclosure	$61,772	$70,921
Bankruptcy	$153,805	$123,239
Custodial funds managed by the Company (1)	$2,687,024	$1,783,157

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

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(116,647)	$(298,024)	$(189,592)	$(737,812)
Hedging activities	29,449	123,997	(22,667)	462,099
	(87,198)	(174,027)	(212,259)	(275,713)
Non-cash gains:
Receipt of MSRs in loan sale transactions	90,747	170,658	191,365	365,254
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(738)	(1,129)	(1,678)	(2,446)
Reduction in liability due to change in estimate	2,939	1,530	3,555	2,695
	2,201	401	1,877	249
Changes in fair value of financial instruments during the periods:
Interest rate lock commitments	(9,847)	21,809	(820)	(4,107)
Loans	16,766	(23,955)	6,279	(1,937)
Hedging derivatives	(10,055)	11,722	21,317	(74,481)
	(3,136)	9,576	26,776	(80,525)
	89,812	180,635	220,018	284,978
Total from nonaffiliates	2,614	6,608	7,759	9,265
From PFSI—cash	1,832	1,063	3,160	2,359
	$4,446	$7,671	$10,919	$11,624

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$3,322,313	$11,079,906	$10,909,900	$21,274,224
To PFSI	7,523,348	—	11,304,200	—
	$10,845,661	$11,079,906	$22,214,100	$21,274,224
Acquisition of loans for sale (UPB):
To nonaffiliates	$3,029,274	$10,323,700	$9,658,083	$20,092,962
To PFSI	18,156,517	10,649,077	31,680,849	23,379,407
	$21,185,791	$20,972,777	$41,338,932	$43,472,369

The changes in Net gains on loans acquired for sale during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, reflect decreased sales of loans to nonaffiliates.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our Net gains on loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our Net gains on loans acquired for sale. The fair value of our IRLCs becomes part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $738,000 and $1.7 million, respectively, for the quarter and six months ended June 30, 2023, and $1.1 million and $2.4 million, respectively, for the same periods in 2022. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume and reduced default and loss-given default assumptions.

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

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$10,594	$2,782	$8,108	$2,782
New indemnifications	1,554	1,968	4,788	1,968
Less: Indemnified loans repaid or refinanced	—	—	748	—
Loans indemnified at end of period	$12,148	$4,750	$12,148	$4,750
Indemnified loans indemnified by correspondent lenders at end of period			$3,993	$1,298
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$4,043	$1,219
Repurchase activity (UPB):
Loans repurchased	$17,742	$27,790	$36,941	$52,024
Less:
Loans repurchased by correspondent sellers	16,413	24,528	31,680	41,372
Loans resold or repaid by borrowers	5,711	3,911	9,612	15,083
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(4,382)	$(649)	$(4,351)	$(4,431)
Losses charged to liability for representations and warranties	$137	$383	$525	$559
At end of period:
Loans subject to representations and warranties			$230,128,231	$220,982,060
Liability for representations and warranties			$37,069	$39,441

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $2.9 million and $3.6 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2023, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans. We recorded a $1.5 million and $2.7 million, respectively, reduction in liability for representations and warranties during the same periods in 2022 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, reflects a decrease in our purchases of loans with delivery fees.

Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(61,621)	$(182,498)	$16,597	$(369,023)
Loans at fair value:
Held in consolidated variable interest entities	(18,253)	(122,469)	(7,236)	(219,033)
Distressed	(877)	5	(426)	448
CRT arrangements	60,458	(42,355)	106,736	(77,978)
Asset-backed financings at fair value	17,794	116,667	7,634	205,841
	$(2,499)	$(230,650)	$123,305	$(459,745)

The increase in net gains on investments for the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to improved performance from our investments in MBS and CRT arrangements as credit spreads tightened (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”) while interest rates were mixed in 2023 versus increasing substantially in 2022 .

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2023, we recognized net valuation losses of $61.6 million and gains of $16.6 million, respectively, as compared to valuation losses of $182.5 million and $369.0 million, respectively, for the same periods in 2022. The changes recognized reflect a larger portfolio of assets and mixed interest rate performance along with credit spread tightening during the quarter and six months ended June 30, 2023, as compared to the effect of significantly increasing interest rates and credit spread widening on fair value during the same periods in 2022.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded net valuation losses of $459,000 and gains of $398,000, respectively, during the quarter and six months ended June 30, 2023, as compared to a net loss of $5.8 million and $13.2 million, respectively, during the same periods in 2022 when interest rates increased significantly. The net losses during the quarter ended June 30, 2023 reflect the effect of slightly increasing interest rates as compared to the same period in 2022. The net gain during the six months ended June 30, 2023, reflects the effect of mixed interest rate performance during the period compared to the same period in 2022 when interest rates increased significantly.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$5,423	$9,157	$8,453	$30,358
Valuation changes	9,410	(14,740)	17,506	(41,789)
	14,833	(5,583)	25,959	(11,431)
CRT strips
Realized	11,984	16,078	24,288	33,841
Valuation changes	34,496	(49,738)	58,624	(91,496)
	46,480	(33,660)	82,912	(57,655)
Interest-only security payable at fair value	(855)	(3,112)	(2,135)	(8,892)
	60,458	(42,355)	106,736	(77,978)
Interest income — Deposits securing CRT arrangements	15,779	2,384	29,991	2,606
	$76,237	$(39,971)	$136,727	$(75,372)

Net payments made to settle losses on CRT arrangements	$499	$4,456	$1,756	$20,429

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip liabilities, net
CRT derivatives	$4,394	$22,098
CRT strips	78,569	137,193
	82,963	159,291

Deposits securing CRT arrangements	$1,269,558	$1,325,294
Interest-only security payable at fair value	$24,060	$21,925

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$4,602	$1,262
Deposits securing CRT arrangements (1)	$1,269,558	$1,325,294

UPB of loans underlying CRT arrangements	$24,167,673	$25,315,524
Collection status (UPB):
Delinquency
Current	$23,614,421	$24,673,719
30-89 days delinquent	$362,604	$409,049
90-180 days delinquent	$91,047	$112,286
180 or more days delinquent	$83,034	$93,717
Foreclosure	$16,567	$26,753
Bankruptcy	$60,064	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $87.6 million and $160.6 million in CRT strip and CRT derivative liabilities at June 30, 2023, and December 31, 2022, respectively.

The performance of our investments in CRT arrangements during the quarter and six months ended June 30, 2023 reflects credit spread tightening for CRT securities in the credit markets. This contrasts with CRT investments' fair value losses during the same periods in 2022 , when credit spreads widened.

Net interest (expense) income

Net interest (expense) income is summarized below:

	Quarter ended June 30, 2023			Quarter ended June 30, 2022
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$6,712	$566,893	4.75%	$1,175	$324,496	1.45%
Mortgage-backed securities	62,542	4,628,072	5.42%	40,651	3,218,053	5.07%
Loans acquired for sale at fair value	25,779	1,609,816	6.42%	23,442	1,767,327	5.32%
Loans at fair value:
Held by variable interest entities	13,644	1,487,979	3.68%	15,736	1,753,381	3.60%
Distressed	31	3,378	3.68%	14	3,996	1.41%
	13,675	1,491,357	3.68%	15,750	1,757,377	3.59%
Deposits securing CRT arrangements	15,779	1,286,987	4.92%	2,384	1,492,997	0.64%
	124,487	9,583,125	5.21%	83,402	8,560,250	3.91%
Placement fees relating to custodial funds	37,677			7,204
Other	520			92
	162,684	$9,583,125	6.81%	90,698	$8,560,250	4.25%
Liabilities:
Assets sold under agreements to repurchase	$96,346	$6,414,368	6.02%	$25,048	$5,293,064	1.90%
Mortgage loan participation purchase and sale agreements	413	23,767	6.97%	232	33,908	2.74%
Notes payable secured by credit risk transfer and mortgage servicing assets	66,150	3,074,414	8.63%	24,413	2,408,122	4.07%
Exchangeable senior notes	8,395	547,264	6.15%	8,334	544,341	6.14%
Asset-backed financings at fair value	12,791	1,392,667	3.68%	15,016	1,646,941	3.66%
	184,095	11,452,480	6.45%	73,043	9,926,376	2.95%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,790			4,430
Interest on loan impound deposits	1,315			677
Other	190			—
	187,390	$11,452,480	6.56%	78,150	$9,926,376	3.16%
Net interest (expense) income	$(24,706)			$12,548

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$13,023	$551,776	4.76%	$1,578	$254,431	1.25%
Mortgage-backed securities	113,681	4,547,445	5.04%	55,051	3,018,968	3.68%
Loans acquired for sale at fair value	62,767	1,992,706	6.35%	42,690	1,946,485	4.42%
Loans at fair value:
Held by variable interest entities	28,810	1,497,508	3.88%	28,585	1,655,725	3.48%
Distressed	24	3,428	1.41%	188	4,030	9.41%
	28,834	1,500,936	3.87%	28,773	1,659,755	3.50%
Deposits securing CRT arrangements	29,991	1,300,258	4.65%	2,606	1,561,190	0.34%
	248,296	9,893,121	5.06%	130,698	8,440,829	3.12%
Placement fees relating to custodial funds	66,597			10,914
Other	810			149
	$315,703	$9,893,121	6.44%	$141,761	$8,440,829	3.39%
Liabilities:
Assets sold under agreements to repurchase	$196,613	$6,826,134	5.81%	$40,619	$5,147,290	1.59%
Mortgage loan participation purchase and sale agreements	706	20,456	6.96%	408	34,854	2.36%
Notes payable secured by credit risk transfer and mortgage servicing assets	121,097	2,939,303	8.31%	44,779	2,423,363	3.73%
Exchangeable senior notes	16,775	546,890	6.19%	16,654	536,986	6.25%
Asset-backed financings at fair value	25,144	1,402,275	3.62%	26,043	1,554,290	3.38%
	360,335	11,735,058	6.19%	128,503	9,696,783	2.67%
Interest shortfall on repayments of loans serviced for Agency securitizations	2,819			11,472
Interest on loan impound deposits	2,658			1,689
Other	715			—
	$366,527	$11,735,058	6.30%	$141,664	$9,696,783	2.95%
Net interest (expense) income	$(50,824)			$97

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended June 30, 2023			Six months ended June 30, 2023
	vs.			vs.
	Quarter ended June 30, 2022			Six months ended June 30, 2022
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$4,166	$1,371	$5,537	$8,079	$3,366	$11,445
Mortgage-backed securities	3,007	18,884	21,891	24,791	33,839	58,630
Loans acquired for sale at fair value	4,556	(2,219)	2,337	19,040	1,037	20,077
Loans at fair value:
Held by variable interest entities	335	(2,427)	(2,092)	3,099	(2,874)	225
Distressed	19	(2)	17	(139)	(25)	(164)
	354	(2,429)	(2,075)	2,960	(2,899)	61
Deposits securing CRT arrangements	13,768	(373)	13,395	27,892	(507)	27,385
	25,851	15,234	41,085	82,762	34,836	117,598
Placement fees relating to custodial funds		30,473	30,473		55,683	55,683
Other		428	428		661	661
	25,851	46,135	71,986	82,762	91,180	173,942
Liabilities:
Assets sold under agreements to repurchase	64,967	6,331	71,298	$138,898	$17,096	$155,994
Mortgage loan participation purchase and sale agreement	268	(87)	181	524	(226)	298
Notes payable secured by credit risk transfer and mortgage servicing assets	33,483	8,254	41,737	65,054	11,264	76,318
Exchangeable senior notes	16	45	61	(184)	305	121
Asset-backed financings at fair value	110	(2,335)	(2,225)	1,752	(2,651)	(899)
	98,844	12,208	111,052	206,044	25,788	231,832
Interest shortfall on repayments of loans serviced for Agency securitizations		(2,640)	(2,640)		(8,653)	(8,653)
Interest on loan impound deposits		638	638		969	969
Other		190	190		715	715
	98,844	10,396	109,240	206,044	18,819	224,863
Increase in net interest (expense) income	$(72,993)	$35,739	$(37,254)	$(123,282)	$72,361	$(50,921)

The increase in net interest expense during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, is due to faster repricing of our debt than our interest earning assets.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,317	$20,335	$40,766	$41,423
Loan fulfillment fees	5,441	20,646	17,364	37,400
Management fees	7,078	7,910	14,335	16,027
Professional services	1,881	1,252	3,404	5,277
Loan origination	897	2,782	3,075	5,624
Compensation	1,279	1,549	2,818	2,986
Safekeeping	1,124	1,021	2,240	3,416
Loan collection and liquidation	909	1,251	1,488	4,428
Other	4,673	4,622	9,674	8,568
	$43,599	$61,368	$95,164	$125,149

Expenses decreased $17.8 million and $30.0 million, or 29% and 24%, respectively, during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$172	$258	$457	$522
Loans at fair value	31	106	151	316
MSRs	20,114	19,971	40,158	40,585
	$20,317	$20,335	$40,766	$41,423
Average investment in loans:
Acquired for sale at fair value	$1,609,816	$1,767,327	$1,992,706	$1,946,485
At fair value	$1,491,357	$1,757,377	$1,500,936	$1,659,755
Average MSR portfolio UPB	$232,008,151	$220,402,133	$231,381,212	$219,051,445

Loan servicing fees decreased by $18,000 and $657,000 during the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. We incur loan servicing fees primarily in support of our MSR portfolio. The decrease in loan servicing fees is due to reductions in COVID-19 pandemic-related forbearance and modification activities, partially offset by growth in our MSR portfolio.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $15.2 million and $20.0 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was due to a decrease in loan commitment volume. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Base	$7,078	$7,910	$14,335	$16,027
Performance incentive	—	—	—	—
	$7,078	$7,910	$14,335	$16,027
Average shareholders' equity amounts used to calculate base management fee expense	$1,892,505	$2,125,557	$1,927,305	$2,168,930

Management fees decreased by $832,000 and $1.7 million during the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. This decrease reflects the decrease in our average shareholders’ equity during the quarter and six months ended June 30, 2023, as compared to the same periods in 2022.

Loan origination

Loan origination expenses decreased $1.9 million and $2.5 million, or 68% and 45%, during the quarter and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, primarily reflecting a decrease in our loan originations produced through our correspondent production activities.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Common overhead allocation from PFSI	$2,140	$1,809	$3,961	$3,673
Technology	372	615	920	1,083
Bank service charges	499	625	995	1,190
Insurance	587	410	1,022	805
Other	1,075	1,163	2,776	1,817
	$4,673	$4,622	$9,674	$8,568

Income Taxes

We have elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

The Company’s effective tax rate was 47.4% and 0.4% with consolidated pretax income of $46.9 million $85.7 million for the quarter and six months ended June 30, 2023. The Company’s TRS recognized a tax expense of $21.2 million on pretax income of $77.9 million and a tax benefit of $0.6 million on a pretax loss of $12.2 million for the quarter and six months ended June 30, 2023. For the same periods in 2022, the TRS recognized tax expense of $32.6 million on pretax income of $147.6 million and tax expense of $70.5 million on pretax income of $420.4 million, respectively. The Company’s reported consolidated pretax loss for the quarter and six months ended June 30, 2022 was $39.9 million and $21.8 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2023, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended June 30, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2023	2022
	(in thousands)
Assets
Cash	$238,805	$111,866
Investments:
Short-term	242,037	252,271
Mortgage-backed securities at fair value	4,731,341	4,462,601
Loans acquired for sale at fair value	1,080,047	1,821,933
Loans at fair value	1,457,272	1,513,399
Derivative assets	29,012	84,940
Deposits securing credit risk transfer arrangements	1,269,558	1,325,294
MSRs	3,977,938	4,012,737
	12,787,205	13,473,175
Other	358,912	336,523
Total assets	$13,384,922	$13,921,564
Liabilities
Debt:
Short-term	$5,949,412	$6,616,528
Long-term	5,091,342	4,787,162
	11,040,754	11,403,690
Other	412,672	555,059
Total liabilities	11,453,426	11,958,749
Shareholders’ equity	1,931,496	1,962,815
Total liabilities and shareholders’ equity	$13,384,922	$13,921,564

Total assets decreased by approximately $536.6 million, or 4%, during the period from December 31, 2022 through June 30, 2023, primarily due to a decrease of $741.9 million in Loans acquired for sale at fair value, decreases in MSRs of $34.8 million and Deposits securing credit risk transfer arrangements of $55.7 million, partially offset by a $268.7 million increase in Mortgage-backed securities at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Correspondent loan purchases:
GSE eligible — held for sale to nonaffiliates (1)	$10,156,763	$10,428,922	$20,911,835	$20,626,883
Held for sale to PLS (2)	11,368,846	10,837,817	21,030,806	23,971,277
Advances to home equity lines of credit	4	50	50	97
	$21,525,613	$21,266,789	$41,942,691	$44,598,257

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
(2)
The Company sells a portion of its production to PLS, including all of its loans eligible for inclusion in Ginnie Mae securities. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company earns a sourcing fee for all loans that it purchases from correspondent sellers and subsequently sells to PLS as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

During the quarter and six months ended June 30, 2023, we purchased for sale $21.5 billion and $41.9 billion, respectively, in fair value of correspondent production loans as compared to $21.3 billion and $44.6 billion during the same periods in 2022.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$51,669	$125,669	$64,061	$125,669
Loans secured by investment properties, net of associated asset-backed financing	—	—	—	23,485
	51,669	125,669	64,061	149,154

Interest rate sensitive assets:
Agency fixed-rate pass-through securities (net of sales)	166,082	979,457	308,742	1,526,562
Senior non-Agency securities	41,974	(85,850)	41,974	28,819
Mortgage servicing rights received in loan sales	90,747	170,658	191,365	365,254
	298,803	1,064,265	542,081	1,920,635
	$350,472	$1,189,934	$606,142	$2,069,789

Our acquisitions during the quarter and six months ended June 30, 2023 and 2022 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2023				December 31, 2022
			Average				Average
	Fair		Life		Fair		Life
	value	Principal	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$4,409,581	$4,491,288	7.4	5.1%	$4,262,502	$4,693,045	10.1	3.5%
Subordinate credit-linked securities	259,464	254,113	4.9	11.9%	177,898	184,620	4.6	11.2%
Senior non-Agency securities	62,296	70,383	9.0	4.3%	22,201	28,103	14.3	2.5%
	$4,731,341	$4,815,784			$4,462,601	$4,905,768

Credit Risk Transfer Arrangements

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements:

	June 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative and credit risk transfer strip assets (liabilities), net
CRT strips	$(78,569)	$(137,193)
CRT derivatives	(4,394)	(22,098)
	(82,963)	(159,291)
Deposits securing CRT arrangements	1,269,558	1,325,294
Interest-only security payable at fair value	(24,060)	(21,925)
	$1,162,535	$1,144,078
UPB of loans subject to credit guarantee obligations	$24,167,673	$25,315,524

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2023:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Liquidations:
Balances	$—	$3.9	$54.5	$157.7	$118.2	$58.9	$393.2
Losses	$—	$0.2	$5.5	$19.5	$12.4	$7.0	$44.6
Modifications:
Balances	$66.8	$540.6	$298.1	$—	$—	$—	$905.5
Losses	$0.9	$10.5	$8.4	$—	$—	$—	$19.8

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$1,008	$1,682	$268	$310	$300	$68	$3,636
25 - 30%	786	1,420	240	284	273	70	3,073
30 - 35%	862	1,720	343	383	346	95	3,749
35 - 40%	845	2,010	472	448	382	115	4,272
40 - 45%	844	2,426	695	631	528	172	5,296
>45%	544	1,972	913	416	183	114	4,142
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Weighted average	33.4%	35.8%	39.0%	36.5%	35.0%	31.3%	35.6%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$34	$159	$69	$29	$19	$11	$321
650 - 699	244	1,061	619	376	248	126	2,674
700 - 749	1,153	3,297	1,036	841	633	193	7,153
750 or greater	3,450	6,684	1,200	1,222	1,112	304	13,972
Not available	8	29	7	4	—	—	48
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Weighted average	764	754	736	745	751	742	753

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,306	$3,974	$943	$805	$819	$257	$9,104
80-85%	816	2,151	693	703	541	168	5,072
85-90%	316	633	134	127	110	36	1,356
90-95%	440	1,186	337	300	225	68	2,556
95-100%	1,011	3,286	824	537	317	105	6,080
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Weighted average	80.7%	83.3%	83.5%	82.4%	80.6%	80.9%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,867	$11,165	$2,912	$2,472	$2,012	$634	$24,062
80-85%	15	45	12	—	—	—	72
85-90%	5	12	3	—	—	—	20
90-95%	2	4	2	—	—	—	8
95-100%	—	2	1	—	—	—	3
>100%	—	2	1	—	—	—	3
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Weighted average	54.2%	54.0%	51.4%	46.3%	42.2%	39.6%	51.6%

(1) Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$504	$1,091	$360	$260	$384	$116	$2,715
Florida	539	1,088	378	258	215	56	2,534
Texas	589	977	237	210	253	98	2,364
Virginia	257	500	105	117	141	61	1,181
Maryland	190	472	132	141	132	35	1,102
Other	2,810	7,102	1,719	1,486	887	268	14,272
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$456	$1,384	$344	$360	$257	$93	$2,894
Southeast	1,661	3,866	1,051	850	632	195	8,255
Midwest	455	1,181	251	235	182	46	2,350
Southwest	1,281	2,492	556	483	377	134	5,323
West	1,036	2,307	729	544	564	166	5,346
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,871	$11,127	$2,881	$2,459	$2,007	$633	$23,978
90 - 179 Days	9	46	23	9	4	1	92
180+ Days	7	50	21	3	1	—	82
Foreclosure	2	7	6	1	—	—	16
	$4,889	$11,230	$2,931	$2,472	$2,012	$634	$24,168
Bankruptcy	$2	$25	$18	$7	$7	$1	$60

Cash Flows

Our cash flows for the quarters ended June 30, 2023 and 2022 are summarized below:

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating activities	$743,524	$1,677,551
Investing activities	(132,656)	(785,106)
Financing activities	(483,929)	(619,419)
Net cash flows	$126,939	$273,026

Our cash flows resulted in a net increase in cash of $126.9 million during the six months ended June 30, 2023, as discussed below.

Operating activities

Cash provided by operating activities totaled $743.5 million during the six months ended June 30, 2023, as compared to cash provided by our operating activities of $1.7 billion during the six months ended June 30, 2022. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2023	2022
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$576,825	$1,545,213
Other	166,699	132,338
	$743,524	$1,677,551

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale decreased during both of the six month periods ended June 30, 2023.

Investing activities

Net cash used in our investing activities was $132.7 million for the six months ended June 30, 2023, as compared to net cash used in our investing activities of $785.1 million for the six months ended June 30, 2022, primarily due to purchases of our investments in MBS in excess of sales and repayments of such assets and an increase in margin deposits partially offset by repayments from our investments in CRT arrangements.

Financing activities

Net cash used in our financing activities was $483.9 million for the six months ended June 30, 2023, as compared to net cash used in our financing activities of $619.4 million for the six months ended June 30, 2022. This change primarily reflects decreased financing requirements relating to loans acquired for sale.

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

Debt Financing

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements that has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings.

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	MSRs (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,561,722	$958,274	$64,301	$46,410	$283,918	$—	$5,914,625
Mortgage loan participation purchase and sale agreements	—	34,787	—	—	—	—	34,787
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	788,774	2,369,633	—	3,158,407
Asset-backed financings at fair value	—	—	1,361,108	—	—	—	1,361,108
Interest-only security payable	—	—	—	24,060	—	—	24,060
Total secured borrowings	4,561,722	993,061	1,425,409	859,244	2,653,551	—	10,492,987
Exchangeable senior notes							547,767
Total borrowings	$4,561,722	$993,061	$1,425,409	$859,244	$2,653,551	$—	11,040,754
Shareholders' equity							1,931,496
Total financing							$12,972,250

Assets pledged to secure borrowings	$4,731,341	$1,061,550	$1,454,798	$1,274,160	$3,984,504	$2,866	$12,509,219
Debt-to-equity ratio:
Excluding non-recourse debt							5.0:1
Total							5.7:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2023	2022	2023	2022
	(in thousands)
Average balance outstanding	$6,414,368	$5,293,064	$6,826,134	$5,147,290
Maximum daily balance outstanding	$8,499,053	$6,543,551	$9,330,819	$8,187,913
Ending balance			$5,914,625	$5,646,402

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.6 billion at June 30, 2023.

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

We believe that we and PLS are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by seller/servicers of mortgage loans to Fannie Mae and Freddie Mac and issuers of Ginnie Mae securities. We believe that we and PLS were in compliance with the applicable Agencies’ revised requirements as of June 30, 2023.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2023, we have not entered into any off-balance sheet arrangements.

All debt financing arrangements that matured between June 30, 2023 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2023:

Counterparty	Amount at risk
(in thousands)
Barclays Capital Inc.	61,160
Goldman Sachs & Co. LLC	58,766
Atlas Securitized Products, L.P.	55,203
Bank of America, N.A.	53,126
Citibank, N.A.	47,728
JPMorgan Chase & Co.	45,064
Wells Fargo Securities, LLC	27,319
Daiwa Capital Markets America Inc.	9,768
RBC Capital Markets, L.P.	7,388
Amherst Pierpont Securities LLC	7,051
Nomura Holdings America, Inc.	3,336
Morgan Stanley & Co. LLC	3,258
Mizuho Financial Group	1,706
BNP Paribas Corporate & Institutional Banking	1,407
$382,280

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2023, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$246,699	$102,604	$70,165	$(78,893)	$(121,782)	$(371,533)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2023, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$198,915	$97,088	$47,971	$(46,861)	$(92,648)	$(181,131)
Prepayment speed	$233,186	$112,117	$55,006	$(53,019)	$(104,163)	$(201,226)
Annual per-loan cost of servicing	$68,786	$34,393	$17,196	$(17,196)	$(34,393)	$(68,786)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$44,768	$22,025	$10,928	$(10,736)	$(21,311)	$(41,960)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(36,208)	$(20,967)	$(9,228)	$7,367	$13,283	$18,052

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2023.

The following table provides information about our repurchases of Common Shares of beneficial interest (“Common Shares”) during the quarter ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
April 1, 2023 – April 30, 2023	835	$12.03	835	$84,203
May 1, 2023 –May 31, 2023	758	$11.68	758	$75,354
June 1, 2023 – June 30, 2023	43	$12.14	43	$74,828

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2023, no trustee or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K).

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

10.1^

Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	June 1, 2023

10.2^	Amendment No. 6 to the Base Indenture, dated as of May 25, 2023, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Atlas Securitized Products, L.P.	8-K	June 1, 2023

10.3^

Joint Amendment No. 8 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, Citibank, N.A., PennyMac Corp. and PennyMac Mortgage Investment Trust.

*

10.4^

Amendment No. 5 to the Series 2017-VF1 Indenture Supplement, dated as of June 27, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P. and Nexera Holding LLC.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Operation for the quarter and six months ended June 30, 2023 and June 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

* Filed herewith.

^ Portions of the exhibit have been redacted.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 3, 2023	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)