Form 10-Q
period 2023-09-30
PennyMac Mortgage Investment Trust
filed 2023-11-01
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT PRB	New York Stock Exchange
6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT PRC	New York Stock Exchange
8.50% Senior Note Due 2028	PMTU	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2023
Common Shares of Beneficial Interest, $0.01 par value	86,624,044

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2023

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
•
changes in real estate values, housing prices and housing sales;
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
•
changes in our CRT arrangements and agreements;
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
•
our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2023	2022
	(in thousands, except share information)
ASSETS
Cash	$236,396	$111,866
Short-term investments at fair value	150,059	252,271
Mortgage-backed securities at fair value pledged to creditors	4,665,970	4,462,601
Loans acquired for sale at fair value ($1,019,247 and $1,801,368 pledged to creditors, respectively)	1,025,730	1,821,933
Loans at fair value ($1,370,220 and $1,510,148 pledged to creditors, respectively)	1,372,118	1,513,399
Derivative assets ($7,010 and $1,262 pledged to creditors, respectively)	29,750	84,940
Deposits securing credit risk transfer arrangements pledged to creditors	1,237,294	1,325,294
Mortgage servicing rights at fair value ($4,038,113 and $3,962,820 pledged to creditors, respectively)	4,108,661	4,012,737
Servicing advances ($76,740 and $100,888 pledged to creditors, respectively)	93,614	197,972
Due from PennyMac Financial Services, Inc.	2,252	3,560
Other ($2,466 and $3,297 pledged to creditors, respectively)	301,492	134,991
Total assets	$13,223,336	$13,921,564
LIABILITIES
Assets sold under agreements to repurchase	$6,020,716	$6,616,528
Mortgage loan participation purchase and sale agreements	23,991	—
Notes payable secured by credit risk transfer and mortgage servicing assets	2,825,591	2,804,028
Unsecured senior notes	599,754	546,254
Asset-backed financing of variable interest entities at fair value	1,279,059	1,414,955
Interest-only security payable at fair value	28,288	21,925
Derivative and credit risk transfer strip liabilities at fair value	140,494	167,226
Accounts payable and accrued liabilities	92,633	160,212
Due to PennyMac Financial Services, Inc.	27,613	36,372
Income taxes payable	202,967	151,778
Liability for losses under representations and warranties	33,152	39,471
Total liabilities	11,274,258	11,958,749

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,760,408 and 88,888,889 common shares, respectively	868	889
Additional paid-in capital	1,923,130	1,947,266
Accumulated deficit	(516,402)	(526,822)
Total shareholders’ equity	1,949,078	1,962,815
Total liabilities and shareholders’ equity	$13,223,336	$13,921,564

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	September 30,	December 31,
	2023	2022
	(in thousands)
ASSETS
Loans at fair value	$1,370,021	$1,509,942
Derivative assets at fair value	7,010	1,262
Deposits securing credit risk transfer arrangements	1,237,294	1,325,294
Other—interest receivable	4,160	4,343
	$2,618,485	$2,840,841
LIABILITIES
Asset-backed financings at fair value	$1,279,059	$1,414,955
Derivative and credit risk transfer strip liabilities at fair value	70,860	160,553
Interest-only security payable at fair value	28,288	21,925
Accounts payable and accrued liabilities—interest payable	4,160	4,343
	$1,382,367	$1,601,776

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$166,809	$162,987	$496,522	$461,021
Other	3,752	4,246	14,521	20,539
	170,561	167,233	511,043	481,560
Change in fair value of mortgage servicing rights	160,926	66,974	(64,515)	504,474
Mortgage servicing rights hedging results	(50,689)	154,269	(81,584)	(87,651)
	280,798	388,476	364,944	898,383
From PennyMac Financial Services, Inc.	500	1,648	1,494	13,232
	281,298	390,124	366,438	911,615
Net gains on loans acquired for sale:
From nonaffiliates	11,704	3,110	19,463	12,375
From PennyMac Financial Services, Inc.	1,854	1,203	5,014	3,562
	13,558	4,313	24,477	15,937
Loan origination fees	3,226	13,215	15,227	42,417
Net (losses) gains on investments and financings	(109,544)	(253,336)	13,761	(713,081)
Net interest expense:
Interest income	158,926	109,658	474,629	251,419
Interest expense	183,918	114,080	550,445	255,744
Net interest expense	(24,992)	(4,422)	(75,816)	(4,325)
Results of real estate acquired in settlement of loans	(251)	966	(251)	1,195
Other	134	205	411	646
Net investment income	163,429	151,065	344,247	254,404
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,257	20,247	61,023	61,670
Loan fulfillment fees	5,531	18,407	22,895	55,807
Management fees	7,175	7,731	21,510	23,758
Professional services	2,133	2,394	5,537	7,671
Compensation	1,961	1,368	4,779	4,354
Loan origination	710	2,430	3,785	8,054
Loan collection and liquidation	1,890	690	3,378	5,118
Safekeeping	467	2,986	2,707	6,402
Other	4,885	4,433	14,559	13,001
Total expenses	45,009	60,686	140,173	185,835
Income before provision for income taxes	118,420	90,379	204,074	68,569
Provision for income taxes	56,998	78,466	57,331	146,519
Net income (loss)	61,422	11,913	146,743	(77,950)
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net income (loss) attributable to common shareholders	$50,967	$1,458	$115,379	$(109,314)
Earnings (loss) per common share
Basic	$0.59	$0.01	$1.31	$(1.19)
Diluted	$0.51	$0.01	$1.20	$(1.19)
Weighted average common shares outstanding
Basic	86,760	90,594	87,613	92,221
Diluted	111,088	90,594	111,941	92,221

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496
Net income	—	—	—	—	—	61,422	61,422
Share-based compensation	—	—	—	—	1,420	—	1,420
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,805)	(34,805)
Balance at September 30, 2023	22,400	$541,482	86,761	$868	$1,923,130	$(516,402)	$1,949,078

	Quarter ended September 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2022	22,400	$541,482	91,081	$911	$1,972,849	$(444,602)	$2,070,640
Net income	—	—	—	—	—	11,913	11,913
Share-based compensation	—	—	—	—	959	—	959
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.47 per share)	—	—	—	—	—	(42,228)	(42,228)
Repurchase of common shares	—	—	(987)	(10)	(13,488)	—	(13,498)
Balance at September 30, 2022	22,400	$541,482	90,094	$901	$1,960,320	$(485,372)	$2,017,331

The accompanying notes are an integral part of these consolidated financial statements.

	Nine months ended September 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	146,743	146,743
Share-based compensation	—	—	146	1	2,853	—	2,854
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,959)	(104,959)
Repurchase of common shares	—	—	(2,274)	(22)	(26,989)	—	(27,011)
Balance at September 30, 2023	22,400	$541,482	86,761	$868	$1,923,130	$(516,402)	$1,949,078

	Nine months ended September 30, 2022
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(77,950)	(77,950)
Share-based compensation	—	—	85	1	2,607	—	2,608
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.41 per share)	—	—	—	—	—	(128,782)	(128,782)
Repurchase of common shares	—	—	(4,888)	(49)	(73,697)	—	(73,746)
Balance at September 30, 2022	22,400	$541,482	90,094	$901	$1,960,320	$(485,372)	$2,017,331

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$146,743	$(77,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in fair value of mortgage servicing rights	64,515	(504,474)
Mortgage servicing rights hedging results	81,584	87,651
Net gains on loans acquired for sale	(24,477)	(15,937)
Net (gains) losses on investments and financings	(13,761)	713,081
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	8,050	(11,355)
Amortization of debt issuance costs	11,147	11,855
Results of real estate acquired in settlement of loans	251	(1,195)
Share-based compensation expense	3,421	3,130
Purchase of loans acquired for sale at fair value from nonaffiliates	(63,699,477)	(67,083,546)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(298,862)
Sale to nonaffiliates and repayment of loans acquired for sale	13,576,673	31,922,573
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	50,812,386	36,544,166
Repurchase of loans subject to representation and warranties	(50,537)	(72,933)
Decrease in servicing advances	103,636	123,552
Decrease in due from PennyMac Financial Services, Inc.	1,308	12,393
Repurchase of real estate previously sold as loans acquired for sale	(456)	—
Increase in other assets	(187,922)	(223,929)
(Decrease) increase in accounts payable and accrued liabilities	(68,352)	4,550
Decrease in due to PennyMac Financial Services, Inc.	(8,759)	(7,785)
Increase in income taxes payable	51,189	150,519
Net cash provided by operating activities	807,162	1,275,504
Cash flows from investing activities
Net decrease (increase) in short-term investments	102,212	(184,344)
Purchase of mortgage-backed securities at fair value	(3,108,701)	(3,114,891)
Sale and repayment of mortgage-backed securities at fair value	2,880,273	1,294,352
Repurchase of loans at fair value	(119)	—
Repayment of loans at fair value	72,925	133,361
Net settlement of derivative financial instruments	(56,025)	22,840
Distribution from credit risk transfer arrangements	136,033	418,087
Purchase of mortgage servicing rights at fair value	(14,637)	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	653	—
Sale of real estate acquired in settlement of loans	3,803	7,619
Decrease in margin deposits	44,065	80,275
Net cash provided by (used in) investing activities	60,482	(1,342,701)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	92,891,387	94,543,430
Repurchase of assets sold under agreements to repurchase	(93,488,136)	(94,807,378)
Issuance of mortgage loan participation purchase and sale agreements	1,739,456	3,067,648
Repayment of mortgage loan participation purchase and sale agreements	(1,715,465)	(3,100,550)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	615,000	713,476
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(595,303)	(355,324)
Issuance of Unsecured senior notes	53,500	—
Issuance of asset-backed financings at fair value	—	382,423
Repayment of asset-backed financings at fair value	(70,455)	(130,698)
Payment of debt issuance costs	(8,344)	(8,932)
Payment of dividends to preferred shareholders	(31,364)	(31,364)
Payment of dividends to common shareholders	(105,812)	(131,318)
Payment of vested share-based compensation tax withholdings	(567)	(522)
Repurchase of common shares	(27,011)	(73,746)
Net cash (used in) provided by financing activities	(743,114)	67,145
Net increase (decrease) in cash	124,530	(52)
Cash at beginning of period	111,866	58,983
Cash at end of period	$236,396	$58,931
Supplemental cash flow information
Payments (refunds), net:
Income taxes	$6,142	$(4,000)
Interest	$562,109	$244,232
Non-cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$249,925	$543,255
Unsettled purchase of mortgage servicing rights	$1,626	$—
Exchange of mortgage servicing spread for interest-only stripped securities and interest receivable	$105,096	$—
Retention of subordinate mortgage-backed securities in loan securitizations	$—	$23,485
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$—	$405,908
Transfer of loans and advances to real estate acquired in settlement of loans	$1,182	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$—	$382,423
Dividends declared, not paid	$34,805	$42,228

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

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
•
The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to the Agencies without the retention of such credit risk in the case of CRT arrangements and investing in senior mortgage pass through securities in the case of subordinate MBS.

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

Operating Activities

Loan Servicing

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing) and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO”). The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and certain fees for pandemic-related forbearance and modification activities.

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

MSR Recapture Agreement

The Company has an MSR recapture agreement with PFSI. Pursuant to the terms of the MSR recapture agreement, if PFSI refinances (recaptures) mortgage loans for which the Company previously held the MSRs, PFSI is generally required to transfer and convey to the Company cash in an amount equal to:

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

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$112	$258	$569	$780
Loans at fair value	33	111	184	427
MSRs	20,112	19,878	60,270	60,463
	$20,257	$20,247	$61,023	$61,670
Average investment in loans:
Acquired for sale at fair value	$868,808	$1,763,506	$1,613,347	$1,884,840
At fair value	$1,437,418	$1,659,183	$1,479,525	$1,655,022
Average MSR portfolio UPB	$231,333,064	$224,756,659	$231,333,990	$220,988,459

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Loan fulfillment fees earned by PLS	$5,531	$18,407	$22,895	$55,807
UPB of loans fulfilled by PLS	$2,760,000	$10,226,513	$12,418,084	$30,319,475

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,854	$1,203	$5,014	$3,562
UPB of loans sold to PLS:
Government guaranteed or insured	$8,606,835	$12,261,222	$29,127,889	$35,643,210
Conventional conforming	9,932,593	—	21,013,357	—
	$18,539,428	$12,261,222	$50,141,246	$35,643,210

Purchases of loans acquired for sale from PLS	$—	$—	$—	$298,862

Tax service fees paid to PLS	$579	$2,192	$2,690	$6,938

	September 30, 2023	December 31, 2022
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$499,132	$159,671

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Base management	$7,175	$7,731	$21,510	$23,758
Performance incentive	—	—	—	—
	$7,175	$7,731	$21,510	$23,758
Average shareholders' equity amounts used to calculate base management fee expense	$1,897,964	$2,048,887	$1,917,525	$2,128,916

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$5,893	$705	$15,532	$8,896
Common overhead incurred by PCM and its affiliates	1,489	2,574	5,450	6,247
Compensation	165	165	495	495
	$7,547	$3,444	$21,477	$15,638
Payments and settlements during the year (1)	$9,190	$41,509	$72,446	$110,835

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both September 30, 2023 and December 31, 2022.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2023	December 31, 2022
	(in thousands)
Due from PFSI-Miscellaneous receivables	$2,252	$3,560

Due to PFSI:
Correspondent production fees	$9,183	$6,835
Management fees	7,175	7,307
Loan servicing fees	6,760	6,740
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	2,672	11,447
Fulfillment fees	1,823	4,043
	$27,613	$36,372

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	September 30, 2023	December 31, 2022
	(in thousands)
Loan servicing advances	$93,614	$197,972
Real estate acquired in settlement of loans	2,109	3,479
	$95,723	$201,451

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash flows:
Proceeds from sales	$3,107,613	$9,709,969	$13,576,673	$31,922,573
Loan servicing fees received	$166,809	$162,987	$496,522	$461,021

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$230,066,301	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,005,518	$1,903,007
90 or more days delinquent:
Not in foreclosure	$944,892	$880,841
In foreclosure	$69,656	$70,921
Bankruptcy	$170,596	$123,239
Custodial funds managed by the Company (1)	$2,760,857	$1,783,157

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
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$4,051	$4,624	$12,504	$34,982
Valuation changes	9,113	(365)	26,619	(42,154)
	13,164	4,259	39,123	(7,172)
CRT strips
Realized	11,241	13,589	35,529	47,430
Valuation changes	9,977	(11,788)	68,601	(103,284)
	21,218	1,801	104,130	(55,854)
Interest-only security payable at fair value	(4,228)	(1,701)	(6,363)	(10,593)
	30,154	4,359	136,890	(73,619)
Interest income — Deposits securing CRT arrangements	16,419	6,978	46,410	9,584
	$46,573	$11,337	$183,300	$(64,035)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$496	$180	$2,252	$(20,249)

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$7,010	$1,262
Derivative and credit risk transfer strip liabilities:
CRT derivatives	(2,268)	(23,360)
CRT strips	(68,592)	(137,193)
	(70,860)	(160,553)
Deposits securing CRT arrangements	1,237,294	1,325,294
Interest-only security payable at fair value	(28,288)	(21,925)
	$1,145,156	$1,144,078

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$7,010	$1,262
Deposits securing CRT arrangements (1)	$1,237,294	$1,325,294

UPB of loans underlying CRT arrangements	$23,613,675	$25,315,524
Collection status (UPB):
Delinquency
Current	$23,028,327	$24,673,719
30-89 days delinquent	$384,340	$409,049
90-180 days delinquent	$116,110	$112,286
180 or more days delinquent	$66,178	$93,717
Foreclosure	$18,720	$26,753
Bankruptcy	$61,364	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $70.9 million and $160.6 million in CRT derivative and CRT strip liabilities at September 30, 2023 and December 31, 2022, respectively.

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

The rights of holders of subordinate securities to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of senior securities. After senior securities are repaid, substantially all cash inflows will be directed to subordinate securities, including those held by the Company, until they are fully repaid.

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

Following is a summary of the Company’s investment in subordinate mortgage-backed securities held in consolidated VIEs:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net investment income
Fair value changes:
Loans at fair value	$(54,082)	$(99,267)	$(61,318)	$(318,300)
Asset-backed financings at fair value	58,474	92,993	66,108	298,834
Interest income	9,505	16,002	38,315	44,587
Interest expense	13,652	14,265	38,796	40,308
	$245	$(4,537)	$4,309	$(15,187)

	September 30, 2023	December 31, 2022
	(in thousands)
Loans at fair value	$1,370,021	$1,509,942
Asset-backed financings at fair value	$1,279,059	$1,414,955
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$80,298	$84,044

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$150,059	$—	$—	$150,059
Mortgage-backed securities at fair value	—	4,562,437	103,533	4,665,970
Loans acquired for sale at fair value	—	1,020,848	4,882	1,025,730
Loans at fair value	—	1,370,021	2,097	1,372,118
Derivative assets:
Call options on interest rate futures purchase contracts	641	—	—	641
Put options on interest rate futures purchase contracts	19,256	—	—	19,256
Forward purchase contracts	—	1,287	—	1,287
Forward sale contracts	—	30,348	—	30,348
MBS put options	—	169	—	169
CRT derivatives	—	—	7,010	7,010
Interest rate lock commitments	—	—	1,970	1,970
Total derivative assets before netting	19,897	31,804	8,980	60,681
Netting	—	—	—	(30,931)
Total derivative assets after netting	19,897	31,804	8,980	29,750
Mortgage servicing rights at fair value	—	—	4,108,661	4,108,661
	$169,956	$6,985,110	$4,228,153	$11,352,288
Liabilities:
Asset-backed financings at fair value	$—	$1,279,059	$—	$1,279,059
Interest-only security payable at fair value	—	—	28,288	28,288
Derivative and credit risk transfer strip liabilities:
Put options on interest rate futures sell contracts	1,688	—	—	1,688
Forward purchase contracts	—	9,994	—	9,994
Forward sales contracts	—	1,464	—	1,464
CRT derivatives	—	—	2,268	2,268
Interest rate lock commitments	—	—	5,318	5,318
Total derivative liabilities before netting	1,688	11,458	7,586	20,732
Netting	—	—	—	51,170
Total derivative liabilities after netting	1,688	11,458	7,586	71,902
Credit risk transfer strips	—	—	68,592	68,592
Total derivative and credit risk transfer strip liabilities	1,688	11,458	76,178	140,494
	$1,688	$1,290,517	$104,466	$1,447,841

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$252,271	$—	$—	$252,271
Mortgage-backed securities at fair value	—	4,462,601	—	4,462,601
Loans acquired for sale at fair value	—	1,811,225	10,708	1,821,933
Loans at fair value	—	1,509,942	3,457	1,513,399
Derivative assets:
Call options on interest rate futures purchase contracts	2,906	—	—	2,906
Put options on interest rate futures purchase contracts	8,130	—	—	8,130
Forward purchase contracts	—	418	—	418
Forward sale contracts	—	43,435	—	43,435
MBS put options	—	2,783	—	2,783
CRT derivatives	—	—	1,262	1,262
Interest rate lock commitments	—	—	3,877	3,877
Total derivative assets before netting	11,036	46,636	5,139	62,811
Netting	—	—	—	22,129
Total derivative assets after netting	11,036	46,636	5,139	84,940
Mortgage servicing rights at fair value	—	—	4,012,737	4,012,737
	$263,307	$7,830,404	$4,032,041	$12,147,881
Liabilities:
Asset-backed financings at fair value	$—	$1,414,955	$—	$1,414,955
Interest-only security payable at fair value	—	—	21,925	21,925
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	15,196	—	15,196
Forward sales contracts	—	17,279	—	17,279
CRT derivatives	—	—	23,360	23,360
Interest rate lock commitments	—	—	4,355	4,355
Total derivative liabilities before netting	—	32,475	27,715	60,190
Netting	—	—	—	(30,157)
Total derivative liabilities after netting	—	32,475	27,715	30,033
Credit risk transfer strips	—	—	137,193	137,193
Total derivative and credit risk transfer strip liabilities	—	32,475	164,908	167,226
	$—	$1,447,430	$186,833	$1,604,106

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2023
Assets (1)	Interest-only stripped securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2023	$—	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Purchases and issuances	—	—	—	—	6,618	—	16,263	22,881
Repayments and sales	—	(1,383)	(510)	(4,028)	—	(11,241)	—	(17,162)
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	58,560	58,064
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(14)	131	(58)	13,164	(16,255)	21,218	160,926	179,112
	(14)	131	(58)	13,164	(16,255)	21,218	160,926	179,112
Exchange of mortgage servicing spread for interest-only stripped securities and accrued interest	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	7,587	—	—	7,587
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	70	70
Balance, September 30, 2023	$103,533	$4,882	$2,097	$4,742	$(3,348)	$(68,592)	$4,108,661	$4,151,975
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2023	$(14)	$(104)	$(74)	$9,113	$(3,348)	$9,977	$160,926	$176,476

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2023
(in thousands)
Interest-only security payable:
Balance, June 30, 2023	$24,060
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	4,228
4,228
Balance, September 30, 2023	$28,288
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2023	$4,228

	Quarter ended September 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2022	$20,376	$3,979	$(22,511)	$(1,656)	$(118,333)	$3,695,609	$3,577,464
Purchases and issuances	20,803	—	—	(19,218)	—	—	1,585
Repayments and sales	(30,170)	(47)	(4,223)	—	(13,589)	—	(48,029)
Amounts received pursuant to sales of loans	—	—	—	—	—	178,001	178,001
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(1,230)	56	4,259	(71,443)	1,801	66,974	417
	(1,230)	56	4,259	(71,443)	1,801	66,974	417
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	49,474	—	—	49,474
Balance, September 30, 2022	$9,779	$3,988	$(22,475)	$(42,843)	$(130,121)	$3,940,584	$3,758,912
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2022	$(813)	$44	$(365)	$(42,843)	$(11,788)	$66,974	$11,209

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2022
(in thousands)
Interest-only security payable:
Balance, June 30, 2022	$19,485
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	1,701
1,701
Balance, September 30, 2022	$21,186
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2022	$1,701

	Nine months ended September 30, 2023
Assets (1)	Interest-only stripped securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$—	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	—	4,262	119	—	2,687	—	16,263	23,331
Repayments and sales	—	(9,787)	(534)	(12,283)	—	(35,529)	—	(58,133)
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	249,925	249,429
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(14)	195	(485)	39,123	(3,578)	104,130	(64,515)	74,856
	(14)	195	(485)	39,123	(3,578)	104,130	(64,515)	74,856
Exchange of mortgage servicing spread for interest-only stripped securities and interest receivable	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Loans to REO	—	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(1,979)	—	—	(1,979)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	(653)	(653)
Balance, September 30, 2023	$103,533	$4,882	$2,097	$4,742	$(3,348)	$(68,592)	$4,108,661	$4,151,975
Changes in fair value recognized during the period relating to assets still held at September 30, 2023	$(14)	$(74)	$(1,011)	$26,619	$(3,348)	$68,601	$(64,515)	$26,258

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2023
(in thousands)
Interest-only security payable:
Balance, December 31, 2022	$21,925
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	6,363
6,363
Balance, September 30, 2023	$28,288
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2023	$6,363

	Nine months ended September 30, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	72,365	—	—	(88,901)	—	—	(16,536)
Repayments and sales	(89,310)	(677)	(34,267)	—	(47,430)	—	(171,684)
Amounts received pursuant to sales of loans	—	—	—	—	—	543,255	543,255
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(3,405)	504	(7,172)	(250,913)	(55,854)	504,474	187,634
	(3,405)	504	(7,172)	(250,913)	(55,854)	504,474	187,634
Transfers of interest rate lock commitments to loans acquired for sale (2)	—	—	—	294,520	—	—	294,520
Balance, September 30, 2022	$9,779	$3,988	$(22,475)	$(42,843)	$(130,121)	$3,940,584	$3,758,912
Changes in fair value recognized during the period relating to assets still held at September 30, 2022	$(1,121)	$159	$(42,154)	$(42,843)	$(103,284)	$504,474	$315,231

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2022
(in thousands)
Interest-only security payable:
Balance, December 31, 2021	$10,593
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—
Other factors	10,593
10,593
Balance, September 30, 2022	$21,186
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2022	$10,593

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	September 30, 2023			December 31, 2022
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,025,027	$1,015,017	$10,010	$1,819,551	$1,795,445	$24,106
90 or more days delinquent:
Not in foreclosure	427	618	(191)	1,666	1,927	(261)
In foreclosure	276	397	(121)	716	809	(93)
	703	1,015	(312)	2,382	2,736	(354)
	$1,025,730	$1,016,032	$9,698	$1,821,933	$1,798,181	$23,752
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,369,087	$1,718,390	$(349,303)	$1,508,540	$1,788,911	$(280,371)
90 or more days delinquent:
Not in foreclosure	934	1,276	(342)	1,231	1,642	(411)
In foreclosure	—	—	—	171	226	(55)
	934	1,276	(342)	1,402	1,868	(466)
	1,370,021	1,719,666	(349,645)	1,509,942	1,790,779	(280,837)
Distressed:
Current through 89 days delinquent	564	775	(211)	498	682	(184)
90 or more days delinquent:
Not in foreclosure	401	1,989	(1,588)	1,230	2,964	(1,734)
In foreclosure	1,132	2,546	(1,414)	1,729	2,728	(999)
	1,533	4,535	(3,002)	2,959	5,692	(2,733)
	2,097	5,310	(3,213)	3,457	6,374	(2,917)
	$1,372,118	$1,724,976	$(352,858)	$1,513,399	$1,797,153	$(283,754)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(144,031)	$1,048	$(142,983)
Loans acquired for sale at fair value	—	(13,106)	—	—	(13,106)
Loans at fair value	—	—	(54,141)	(5,153)	(59,294)
Credit risk transfer strips	—	—	21,218	—	21,218
MSRs at fair value	160,926	—	—	—	160,926
	$160,926	$(13,106)	$(176,954)	$(4,105)	$(33,239)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(4,228)	$—	$(4,228)
Asset-backed financing of VIEs at fair value	—	—	58,474	1,132	59,606
	$—	$—	$54,246	$1,132	$55,378

	Quarter ended September 30, 2022
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(251,477)	$229	$(251,248)
Loans acquired for sale at fair value	—	(129,873)	—	—	(129,873)
Loans at fair value	—	—	(99,211)	533	(98,678)
Credit risk transfer strips	—	—	1,801	—	1,801
MSRs at fair value	66,974	—	—	—	66,974
	$66,974	$(129,873)	$(348,887)	$762	$(411,024)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(1,701)	$—	$(1,701)
Asset-backed financings at fair value	—	—	92,993	993	93,986
	$—	$—	$91,292	$993	$92,285

	Nine months ended September 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(127,434)	$(1,172)	$(128,606)
Loans acquired for sale at fair value	—	(7,215)	—	—	(7,215)
Loans at fair value	—	—	(61,803)	(6,212)	(68,015)
Credit risk transfer strips	—	—	104,130	—	104,130
MSRs at fair value	(64,515)	—	—	—	(64,515)
	$(64,515)	$(7,215)	$(85,107)	$(7,384)	$(164,221)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(6,363)	$—	$(6,363)
Asset-backed financings at fair value	—	—	66,108	666	66,774
	$—	$—	$59,745	$666	$60,411

	Nine months ended September 30, 2022
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(620,500)	$13,481	$(607,019)
Loans acquired for sale at fair value	—	(510,250)	—	—	(510,250)
Loans at fair value	—	—	(317,796)	(543)	(318,339)
Credit risk transfer strips	—	—	(55,854)	—	(55,854)
MSRs at fair value	504,474	—	—	—	504,474
	$504,474	$(510,250)	$(994,150)	$12,938	$(986,988)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(10,593)	$—	$(10,593)
Asset-backed financings at fair value	—	—	298,834	1,583	300,417
	$—	$—	$288,241	$1,583	$289,824

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2023	$—	$—	$1,114	$1,114
December 31, 2022	$—	$—	$1,292	$1,292

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Real estate asset acquired in settlement of loans	$(258)	$(119)	$(288)	$(199)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes defined in Note 15 are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies the 2023 Senior Notes, defined in Note 15, as “Level 2” fair value liabilities.

The Company has concluded that the fair values of these borrowings other than term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and Unsecured senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets indications of fair value provided by nonaffiliate brokers for the term notes and pricing services for Unsecured senior notes and internal estimates of fair value for the term loans. The fair value and carrying value of these liabilities are summarized below:

	September 30, 2023		December 31, 2022
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,825,591	$2,804,737	$2,804,028	$2,721,391
Unsecured senior notes	$599,754	$567,189	$546,254	$471,781

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

The capital markets valuation staff is responsible for reporting to PFSI’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuation of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and key inputs to those procured from nonaffiliate brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its capital markets risk management staff and is reviewed by capital markets operations staff.

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company’s categorization of its current holdings of MBS is based on whether the respective security is a pass-through security or an IO security:

•
The Company categorizes the majority of its current holdings of MBS as “Level 2” fair value assets. Fair value of these securities is established based on quoted market prices for the Company’s MBS holdings or similar securities.
•
The Company categorizes its current holdings of interest-only stripped ("IO") securities as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of its IO securities.

The key inputs used in the estimation of the fair value of IO securities include discount rate (pricing spread) and prepayment rate (prepayment speed). Significant changes to those inputs in isolation may result in a significant change in the IO securities fair value measurement. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO securities:

September 30, 2023
Fair value (in thousands)	$103,533
UPB of securities (in thousands)	$425,682
Weighted average interest rate	4.9%
Key inputs (1)
Pricing spread (2)
Range	5.6% – 5.6%
Weighted average	5.6%
Annual total prepayment speed (3)
Range	8.1% – 8.2%
Weighted average	8.1%
Equivalent life (in years)
Range	5.4 - 8.8
Weighted average	8.7

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company uses the pricing spread over the United States Treasury (“Treasury”) securities yield curve for the purpose of discounting cash flows relating to IO securities.
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
•
For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers to include the fair value of MSRs attributable to the loans included in the VIEs.
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

The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value
CRT derivatives
Assets	$7,010	$1,262
Liabilities	$2,268	$23,360
UPB of loans in reference pools	$5,556,206	$5,972,060
Key inputs (1)
Discount rate
Range	10.1% – 11.4%	8.7% – 11.1%
Weighted average	11.0%	10.8%
Voluntary prepayment speed (2)
Range	6.7% – 7.4%	7.5% – 8.3%
Weighted average	7.3%	7.6%
Involuntary prepayment speed (3)
Range	0.2% – 0.8%	0.5% – 1.3%
Weighted average	0.4%	0.6%
Remaining loss expectation
Range	0.3% – 0.4%	0.4% – 0.7%
Weighted average	0.3%	0.6%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2023	December 31, 2022
Fair value (in thousands) (1)	$(3,348)	$(478)
Committed amount (in thousands)	$1,459,919	$1,484,384
Key inputs (2)
Pull-through rate
Range	62.6% – 100%	54.8% – 100%
Weighted average	85.4%	92.1%
MSR fair value expressed as
Servicing fee multiple
Range	3.6 – 7.0	1.9 – 7.1
Weighted average	5.3	4.7
Percentage of UPB
Range	0.9% – 2.8%	0.7% – 3.1%
Weighted average	1.9%	1.9%

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$68,592	$137,193
UPB of loans in the reference pools	$18,057,469	$19,343,464
Key inputs (1)
Discount rate
Range	8.7% – 11.0%	4.3% – 11.3%
Weighted average	10.7%	10.5%
Voluntary prepayment speed (2)
Range	6.5% – 7.8%	7.7% – 7.9%
Weighted average	6.7%	7.7%
Involuntary prepayment speed (3)
Range	0.2% – 0.4%	0.6% – 2.0%
Weighted average	0.2%	0.8%
Remaining loss expectation
Range	0.5% – 1.7%	0.7% – 2.0%
Weighted average	0.7%	0.9%

(1)
Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)
Involuntary prepayment speed is measured using Life Involuntary CPR.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The fair value of MSRs is derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements and generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and is generally entitled to retain any placement fees earned on certain custodial funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSR recognized	$58,560	$178,001	$249,925	$543,255
UPB of underlying loans	$3,052,557	$9,538,175	$13,458,182	$31,767,152
Weighted average annual servicing fee rate (in basis points)	38	38	40	34
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.5%	5.5% – 8.7%	5.5% – 8.8%	5.5% – 8.9%
Weighted average	5.5%	6.2%	5.8%	6.4%
Prepayment speed (3)
Range	10.1% – 22.7%	6.8% – 18.9%	10.1% – 22.7%	6.0% – 18.9%
Weighted average	11.3%	10.1%	12.3%	9.1%
Equivalent average life (in years)
Range	3.2 - 7.2	4.1 – 9.5	2.8 - 7.2	4.0 – 9.5
Weighted average	7.1	7.7	6.8	8.0
Annual per-loan cost of servicing
Range	$69 – $71	$80 – $80	$68 – $71	$80 – $80
Weighted average	$71	$80	$69	$80

(1)
Weighted average inputs are based on UPB of the underlying loans.
(2)
The Company uses the pricing spread over the Treasury securities yield curve for the purpose of discounting cash flows relating to MSRs.
(3)
Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2023	December 31, 2022
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$4,108,661	$4,012,737
UPB of underlying loans	$231,545,013	$229,971,035
Weighted average annual servicing fee rate (in basis points)	28	29
Weighted average note interest rate	3.6%	3.5%
Key inputs (1)
Pricing spread (2)
Range	5.6% - 8.7%	4.9% – 8.8%
Weighted average	5.6%	5.7%
Effect on fair value of (3):
5% adverse change	$(52,357)	$(52,004)
10% adverse change	$(103,437)	$(102,727)
20% adverse change	$(201,939)	$(200,497)
Prepayment speed (4)
Range	4.9% – 16.9%	5.1% – 17.4%
Weighted average	5.9%	6.3%
Equivalent average life (in years)
Range	2.9 - 10.4	3.5 – 9.3
Weighted average	9.2	8.9
Effect on fair value of (3):
5% adverse change	$(47,226)	$(51,044)
10% adverse change	$(93,108)	$(100,544)
20% adverse change	$(181,071)	$(195,201)
Annual per-loan cost of servicing
Range	$68 – $72	$69 – $69
Weighted average	$71	$69
Effect on fair value of (3):
5% adverse change	$(17,748)	$(17,629)
10% adverse change	$(35,495)	$(35,258)
20% adverse change	$(70,991)	$(70,515)

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
The Company uses a pricing spread over the Treasury securities yield curve for the purpose of discounting cash flows relating to MSRs.
(3)
These sensitivity analyses are limited in that they were performed as of a particular date; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in those inputs in relation to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
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
Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$4,731,341	$3,853,076	$4,462,601	$2,666,768
Purchases	64,384	354,015	3,108,701	3,114,891
Sales	—	—	(2,629,540)	(1,079,826)
Repayments	(90,319)	(75,555)	(250,733)	(214,526)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	103,547	—	103,547	—
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums (discounts)	1,048	229	(1,172)	13,481
Valuation adjustments	(144,031)	(251,477)	(127,434)	(620,500)
	(142,983)	(251,248)	(128,606)	(607,019)
Balance at end of period	$4,665,970	$3,880,288	$4,665,970	$3,880,288

Following is a summary of the Company’s investment in MBS:

	September 30, 2023
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,403,330	$494	$(233,304)	$4,170,520
Subordinate credit-linked securities	259,863	(3,831)	21,053	277,085
Senior non-Agency securities	127,172	(3,760)	(8,580)	114,832
	$4,790,365	$(7,097)	$(220,831)	4,562,437
Interest-only stripped mortgage-backed securities				103,533
				$4,665,970

	December 31, 2022
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,693,045	$30,423	$(460,966)	$4,262,502
Subordinate credit-linked securities	184,620	52	(6,774)	177,898
Senior non-Agency securities	28,103	(876)	(5,026)	22,201
	$4,905,768	$29,599	$(472,766)	$4,462,601

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2023	December 31, 2022
	(in thousands)
GSE eligible — held for sale to nonaffiliates (1)	$520,702	$1,651,554
Held for sale to PLS (2)	499,132	159,671
Jumbo	1,014	—
Home equity lines of credit	1,903	2,424
Repurchased pursuant to representations and warranties	2,979	8,284
	$1,025,730	$1,821,933
Loans pledged to secure:
Assets sold under agreements to repurchase	$994,057	$1,801,368
Mortgage loan participation purchase and sale agreements	25,190	—
	$1,019,247	$1,801,368

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to or with other investors, including PLS.
(2)
The Company sells a portion of its loan production to PLS, including all of its loans eligible for inclusion in Ginnie Mae securities. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company earns a sourcing fee for all loans that it purchases from correspondent sellers and subsequently sells to PLS as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	September 30, 2023	December 31, 2022
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,323,199	$1,459,160
Fixed interest rate jumbo loans	46,822	50,782
	1,370,021	1,509,942
Distressed loans	2,097	3,457
	$1,372,118	$1,513,399
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,370,021	$1,509,942
Assets sold under agreements to repurchase	199	206
	$1,370,220	$1,510,148

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At September 30, 2023 and December 31, 2022, $80.3 million and $84.0 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2023	December 31, 2022
	(in thousands)
Derivative assets	$29,750	$84,940
	$29,750	$84,940

Derivative liabilities	$71,902	$30,033
Credit risk transfer strip liabilities	68,592	137,193
	$140,494	$167,226

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits on the consolidated balance sheets:

	September 30, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	350,000	$641	$—	1,950,000	$2,906	$—
Put options on interest rate futures purchase contracts	2,280,000	19,256	—	1,785,000	8,130	—
Put options on interest rate futures sale contracts	200,000	—	1,688	—	—	—
Forward purchase contracts	3,936,766	1,287	9,994	3,929,833	418	15,196
Forward sale contracts	9,547,291	30,348	1,464	11,661,925	43,435	17,279
MBS put options	100,000	169	—	1,050,000	2,783	—
Bond futures	3,066,000	—	—	867,900	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,556,206	7,010	2,268	5,972,060	1,262	23,360
Interest rate lock commitments	1,459,919	1,970	5,318	1,484,384	3,877	4,355
Total derivative instruments before netting		60,681	20,732		62,811	60,190
Netting		(30,931)	51,170		22,129	(30,157)
		$29,750	$71,902		$84,940	$30,033
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(82,101)			$52,286
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$7,010			$1,262

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to a legally enforceable master netting arrangement and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2023 and December 31, 2022, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
Counterparty	(in thousands)
CRT derivatives	$7,010	$—	$—	$7,010	$1,262	$—	$—	$1,262
Interest rate lock commitments	1,970	—	—	1,970	3,877	—	—	3,877
RJ O’Brien & Associates, LLC	18,209	—	—	18,209	11,036	—	—	11,036
Mizuho Financial Group	1,182	—	—	1,182	127	—	—	127
Bank of America, N.A.	1,097	—	—	1,097	14,666	—	—	14,666
Morgan Stanley & Co. LLC	—	—	—	—	33,703	—	—	33,703
Wells Fargo Securities, LLC	—	—	—	—	6,980	—	—	6,980
Credit Suisse Securities (USA) LLC	—	—	—	—	5,827	—	—	5,827
Goldman Sachs & Co. LLC	—	—	—	—	2,789	—	—	2,789
Barclays Capital Inc.	—	—	—	—	2,013	—	—	2,013
J.P. Morgan Securities LLC	—	—	—	—	110	—	—	110
Other	282	—	—	282	2,550	—	—	2,550
	$29,750	$—	$—	$29,750	$84,940	$—	$—	$84,940

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

	September 30, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
Counterparty	(in thousands)
CRT derivatives	$2,268	$—	$—	$2,268	$23,360	$—	$—	$23,360
Interest rate lock commitments	5,318	—	—	5,318	4,355	—	—	4,355
J.P. Morgan Securities LLC	1,564,749	(1,560,086)	—	4,663	1,605,813	(1,605,813)	—	—
Barclays Capital Inc.	835,314	(834,773)	—	541	1,115,265	(1,115,265)	—	—
Bank of America, N.A.	814,453	(814,453)	—	—	1,239,293	(1,239,293)	—	—
Atlas Securitized Products, L.P.	775,968	(775,968)	—	—	—	—	—	—
Wells Fargo Securities, LLC	633,576	(604,904)	—	28,672	262,512	(262,512)	—	—
Daiwa Capital Markets	350,089	(350,000)	—	89	439,089	(439,089)	—	—
Amherst Pierpont Securities LLC	302,341	(302,341)	—	—	283,928	(283,294)	—	634
Morgan Stanley & Co. LLC	243,616	(216,040)	—	27,576	218,730	(218,730)	—	—
Goldman Sachs & Co. LLC	189,682	(189,429)	—	253	156,952	(156,952)	—	—
Citigroup Global Markets Inc.	178,693	(176,899)	—	1,794	197,229	(195,807)	—	1,422
Mizuho Financial Group	72,196	(72,196)	—	—	—	—	—	—
BNP Paribas	68,697	(68,651)	—	46	153,220	(153,220)	—	—
RBC Capital Markets, L.P.	48,301	(48,301)	—	—	268,581	(268,581)	—	—
Nomura Holdings America, Inc	7,937	(7,849)	—	88	4,444	(4,444)	—	—
Credit Suisse Securities (USA) LLC	—	—	—	—	675,639	(675,639)	—	—
Other	594	—	—	594	262	—	—	262
	$6,093,792	$(6,021,890)	$—	$71,902	$6,648,672	$(6,618,639)	$—	$30,033

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statements of operations line	2023	2022	2023	2022
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(2,050)	$(41,187)	$(2,870)	$(45,294)
CRT derivatives	Net (losses) gains on investments and financings	$13,164	$4,259	$39,123	$(7,172)
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$24,092	$172,520	$22,742	$560,138
Mortgage servicing rights	Net loan servicing fees	$(50,689)	$154,269	$(81,584)	$(87,651)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance at beginning of period	$3,977,938	$3,695,609	$4,012,737	$2,892,855
Purchases	16,263	—	16,263	—
MSRs resulting from loan sales	58,560	178,001	249,925	543,255
Transfer to Agency of mortgage servicing rights relating to delinquent loans	70	—	(653)	—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	(105,096)	—	(105,096)	—
Changes in fair value:
Due to changes in inputs used in valuation model (1)	263,139	162,730	232,414	775,792
Other changes in fair value (2)	(102,213)	(95,756)	(296,929)	(271,318)
	160,926	66,974	(64,515)	504,474
Balance at end of period	$4,108,661	$3,940,584	$4,108,661	$3,940,584

	September 30, 2023	December 31, 2022
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$4,038,113	$3,962,820

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Contractually-specified servicing fees	$166,809	$162,987	$496,522	$461,021
Ancillary and other fees:
Late charges	878	662	2,442	1,883
Other	2,874	3,584	12,079	18,656
	3,752	4,246	14,521	20,539
	$170,561	$167,233	$511,043	$481,560
Average MSR servicing portfolio	$231,333,064	$224,756,659	$231,333,990	$220,988,459

From PFSI—MSR recapture fees	$500	$1,648	$1,494	$13,232
UPB of loans recaptured	$77,403	$284,821	$270,720	$2,446,282

Note 13— Other Assets

Other assets are summarized below:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Derivative margin deposits	$163,863	$51,463
Correspondent lending receivables	64,834	8,967
Interest receivable	43,051	31,027
Servicing fees receivable	13,861	15,727
Other receivables	6,464	7,657
Real estate acquired in settlement of loans	5,318	7,734
Other	4,101	12,416
	$301,492	$134,991
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$2,466	$3,297

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2023.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Weighted average interest rate (1)	5.97%	3.09%	5.81%	2.02%
Average balance	$5,714,082	$5,789,433	$6,451,377	$5,363,690
Total interest expense	$87,414	$46,691	$284,027	$87,310
Maximum daily amount outstanding	$6,318,746	$6,649,005	$9,412,768	$8,395,930

(1)
Excludes the effect of amortization of debt issuance costs of $1.4 million and $3.8 million for the quarter and nine months ended September 30, 2023, respectively, and $1.7 million and $6.1 million for the quarter and nine months ended September 30, 2022, respectively.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,021,890	$6,618,639
Unamortized debt issuance costs	(1,174)	(2,111)
	$6,020,716	$6,616,528
Weighted average interest rate	6.08%	5.03%
Available borrowing capacity (1):
Committed	$465,855	$217,279
Uncommitted	5,054,453	4,762,056
	$5,520,308	$4,979,335
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$93,467	$(13,630)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,665,970	$4,462,601
Loans acquired for sale at fair value	$994,057	$1,801,368
Loans at fair value:
Securities retained in asset-backed financings	$80,298	$84,044
Distressed	$199	$206
Deposits securing credit risk transfer arrangements	$79,490	$455,552
Mortgage servicing rights (2)	$2,106,489	$2,092,794
Servicing advances	$46,280	$100,888
Real estate acquired in settlement of loans	$2,466	$3,297

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2023 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$3,661,146
Over 30 to 90 days	1,889,816
Over 90 days to 180 days	—
Over 180 days to 1 year	—
Over 1 year to 2 years	470,928
$6,021,890
Weighted average maturity (in months)	2.8

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2023:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Goldman Sachs & Co. LLC	$1,757	December 19, 2023	December 23, 2023
Barclays Capital Inc.	$2,507	December 20, 2023	November 13, 2024
Atlas Securitized Products, L.P.	$53,974	December 21, 2023	June 27, 2025
Bank of America, N.A.	$15,506	November 3, 2023	June 12, 2025
JPMorgan Chase & Co.	$128	December 3, 2023	June 16, 2025
Citibank, N.A.	$8,935	December 14, 2023	June 27, 2025
Wells Fargo Securities, LLC	$1,027	December 16, 2023	May 3, 2025
Morgan Stanley & Co. LLC	$9,731	December 25, 2023	January 27, 2025
BNP Paribas Corporate & Institutional Banking	$3,309	December 24, 2023	September 30, 2025
RBC Capital Markets, L.P.	$1,194	December 27, 2023	August 9, 2024

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$25,485	October 30, 2023
Barclays Capital Inc.	$52,386	November 3, 2023
Bank of America, N.A.	$36,519	October 28, 2023
JPMorgan Chase & Co.	$46,287	October 22, 2023
Citibank, N.A.	$32,657	October 16, 2023
Wells Fargo Securities, LLC	$27,848	October 13, 2023
Amherst Pierpont Securities LLC	$9,401	October 18, 2023
Daiwa Capital Markets America Inc.	$9,255	October 27, 2023
Nomura Holdings America, Inc	$3,543	October 3, 2023
Mizuho Financial Group	$1,977	November 22, 2023

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$34,219	October 27, 2023

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$22,043	$31,092	$20,991	$33,586
Weighted average interest rate (1)	6.69%	3.69%	6.46%	2.53%
Total interest expense	$403	$320	$1,109	$728
Maximum daily amount outstanding	$46,303	$81,360	$90,565	$88,633

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000 for the quarter and nine months ended September 30, 2023, respectively, and $31,000 and $94,000 for the quarter and nine months ended September 30, 2022, respectively.

September 30, 2023
(dollars in thousands)
Carrying value:
Amount outstanding	$23,991
Unamortized debt issuance costs	—
$23,991
Weighted average interest rate	6.57%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$25,190

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

Following is a summary of the CRT Term Notes outstanding:

CRT			Unpaid	Annual	Maturity date
Term Notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
2023 1R	April 5, 2023	$235,000	$222,152	4.40%	March 25, 2025	—
2021 1R	March 4, 2021	$659,156	277,133	2.90%	February 28, 2024	February 27, 2026
2020 1R	February 14, 2020	$350,000	52,600	3.35%	February 27, 2025	(3)
2019 3R	October 16, 2019	$375,000	49,257	3.70%	October 29, 2024	(3)
2019 2R	June 11, 2019	$638,000	166,249	3.75%	May 28, 2025	(3)
			$767,391

(1)
Interest rates are charged based at a spread to the Secured Overnight Financing Rate ("SOFR").
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

The repurchase agreement financing for Fannie Mae MSRs is effected through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") by PMT ISSUER TRUST-FMSR to PMC which is then sold to qualified institutional buyers under an agreement to repurchase. The amount outstanding under the FMSR VFN is included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFN has a committed borrowing capacity of $1 billion and matures on June 27, 2025.

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FT-1 Term Loans”).

On May 25, 2023, the Company, through its indirect, wholly-owned subsidiaries, PMT ISSUER TRUST - FMSR and PMC, entered into a syndicated series of term notes for $155 million (the “Series 2023-FTL1 Loan”), as part of the structured finance transaction that PMC uses to finance Fannie Mae MSRs and related excess servicing spread. On August 16, 2023, two additional lenders were added to the Series 2023-FTL1 Loan and the overall note balance increased by $215 million to $370 million. The initial five-year term of the Series 2023-FTL1 Loan is set to expire on May 25, 2028, unless the Company exercises a one-year optional extension. The Series 2023-FTL1 Loan ranks pari passu with the Series 2021-FT1 and Series 2022-FT1 term notes, and the Amended and Restated Series 2017-VF1 Master Repurchase Agreement dated June 29, 2018.

The FT-1 Term Notes and FTL-1 Term Loans and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

			Unpaid	Annual	Maturity date
Issuance	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$370,000	$370,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2022	June 28, 2022	$305,000	305,000	4.19%	June 25, 2027	(3)
2021	March 30, 2021	$350,000	350,000	3.00%	March 25, 2026	March 27, 2028
			$1,025,000

(1)
Interest rates are charged at a spread to SOFR.
(2)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of certain of the FT-1 Term Notes and FTL-1 Term Loans under the conditions specified in the respective agreements.
(3)
Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR and Servicing Advance Receivables Financing

The Company, through PMC and PMH, finances certain MSRs (including any related excess servicing spread) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is approximately $2.0 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have a weighted average maturity of March 2025. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On August 10, 2023, the Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC will use to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is August 9, 2025 and has a maximum principal amount of $150 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$3,106,809	$2,801,845	$2,995,752	$2,550,910
Weighted average interest rate (1)	8.70%	5.37%	8.28%	4.19%
Total interest expense	$69,952	$39,818	$191,049	$84,597
Maximum daily amount outstanding	$3,380,951	$3,235,376	$3,403,116	$3,544,637

(1)
Excludes the effect of amortization of debt issuance costs of $1.9 million and $5.4 million for the quarter and nine months ended September 30, 2023, respectively, and $1.9 million and $4.7 million for the quarter and nine months ended September 30, 2022, respectively.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$767,391	$592,694
Fannie Mae MSR and servicing advance receivables financing	1,025,000	1,105,000
Freddie Mac MSR financing	1,040,000	1,115,000
	2,832,391	2,812,694
Unamortized debt issuance costs	(6,800)	(8,666)
	$2,825,591	$2,804,028
Weighted average interest rate	8.71%	7.30%
Assets securing notes payable:
Mortgage servicing rights (1)	$4,038,113	$3,962,820
Servicing advances	$30,460	$—
CRT Agreements:
Deposits securing CRT arrangements	$1,157,804	$869,742
Derivative assets	$7,010	$1,262

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued $345 million aggregate principal amount of exchangeable senior notes (the “2026 Exchangeable Notes”) due 2026 and $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in private offerings. The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. Each series of Exchangeable Notes bears interest at a rate of 5.50% per year, payable semiannually.

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

2023 Senior Notes

The Company issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (“the 2023 Senior Notes” and, together with the 2024 Exchangeable Notes and the 2026 Exchangeable Notes, the “Senior Notes”) during September 2023. The 2023 Senior Notes bear interest at a rate of 8.50% per year, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on December 30, 2023.

On or after September 30, 2025, PMT may redeem for cash all or any portion of the 2023 Senior Notes, at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal of and interest on the 2023 Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Following is financial information relating to the Unsecured Senior Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Average balance	$553,338	$545,047	$549,063	$539,703
Weighted average interest rate (1)	5.56%	5.55%	5.60%	5.67%
Interest expense	$8,541	$8,349	$25,316	$25,004

(1)
Excludes the effect of amortization of debt issuance costs of $790,000 and $2.3 million for the quarter and nine months ended September 30, 2023, respectively, and $718,000 and $2.1 million for the quarter and nine months ended September 30, 2022, respectively.

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying value:
UPB	$608,500	$555,000
Unamortized debt issuance costs	(8,746)	(8,746)
	$599,754	$546,254

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Average balance	$1,342,093	$1,540,957	$1,381,994	$1,549,797
Total interest expense	$13,652	$14,265	$38,796	$40,308
Weighted average interest rate (1)	3.70%	3.42%	3.69%	3.34%

(1)
Excludes the effect of amortization of debt issuance cost and premiums of $1.1 million and $666,000 for the quarter and nine months ended September 30, 2023, respectively, and $1.0 million and $1.6 million for the quarter and nine months ended September 30, 2022, respectively.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$1,279,059	$1,414,955
Unpaid principal balance	$1,610,955	$1,681,410
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended September 30,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,832,391	$717,133	$1,090,258	$350,000	$305,000	$370,000	$—
Unsecured senior notes	608,500	—	210,000	345,000	—	53,500	—
Asset-backed financings at fair value (2)	1,610,955	—	—	—	—	—	1,610,955
Interest-only security payable at fair value (2)	28,288	—	—	—	—	—	28,288
Total	$5,080,134	$717,133	$1,300,258	$695,000	$305,000	$423,500	$1,639,243

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$37,069	$39,441	$39,471	$40,249
Provision for losses:
Pursuant to loan sales	448	996	2,126	3,442
Reduction in liability due to change in estimate	(4,365)	(817)	(7,920)	(3,512)
Losses incurred	—	(122)	(525)	(681)
Balance, end of period	$33,152	$39,498	$33,152	$39,498
UPB of loans subject to representations and warranties at end of period			$228,679,429	$225,129,199

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2023
(in thousands)
Commitments to purchase loans acquired for sale	$1,459,919

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
Preferred						Quarter		Nine months
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2023	2022	2023	2022
Fixed-to-floating rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.53	$1.53
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
Fixed-rate cumulative redeemable
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$1.26	$1.26
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

In March 2021, the United Kingdom's Financial Conduct Authority announced that after June 30, 2023, the USD LIBOR for a three-month tenor would cease publication or no longer be representative. In connection with the cessation of representative USD LIBOR, in March 2022, the U.S. Congress enacted the Adjustable Interest Rate (LIBOR) Act, and, in December 2022, the Board of Governors of the Federal Reserve System issued a final rule thereunder (the "LIBOR Rule”). The LIBOR Rule provides that, with respect to any reference in the terms of a security requiring a poll or inquiries for quotes or information related to USD LIBOR (“Polling Provisions”) contained in so called “fallback provisions” applicable in the event USD LIBOR is not published, such Polling Provisions shall be disregarded and deemed null and void and without any force or effect.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the Polling Provisions contained therein, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A

Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, will be calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares will continue to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, at their annual fixed rate and will not transition to floating reference rates.

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

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its Common Shares, all of which were available for issuance as of September 30, 2023.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On October 24, 2022, the Company’s board of trustees approved an increase to PMT's Common Share repurchase authorization from $400 million to $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2023	2022	2023	2022	total (1)
	(in thousands)
Common Shares repurchased	—	987	2,274	4,888	28,965
Cost of Common Shares repurchased (2)	$—	$13,498	$27,011	$73,746	$425,751

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through September 30, 2023.
(2)
Cumulative total cost of Common Shares repurchased includes $579,000 of transaction fees.

Note 19— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(71,105)	$(390,543)	$(260,697)	$(1,128,355)
Hedging activities	(30,155)	233,139	(52,822)	695,238
	(101,260)	(157,404)	(313,519)	(433,117)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	58,560	178,001	249,925	543,255
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(448)	(996)	(2,126)	(3,442)
Reduction of liability due to change in estimate	4,365	817	7,920	3,512
	3,917	(179)	5,794	70
Changes in fair value of loans and derivatives
Interest rate lock commitments	(2,050)	(41,187)	(2,870)	(45,294)
Loans	(1,710)	84,498	4,569	82,561
Hedging derivatives	54,247	(60,619)	75,564	(135,100)
	50,487	(17,308)	77,263	(97,833)
	112,964	160,514	332,982	445,492
Total from nonaffiliates	11,704	3,110	19,463	12,375
From PFSI ‒ cash gains	1,854	1,203	5,014	3,562
	$13,558	$4,313	$24,477	$15,937

Note 20— Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(144,031)	$(251,477)	$(127,434)	$(620,500)
Loans:
Held in VIEs	(54,082)	(99,267)	(61,318)	(318,300)
Distressed	(59)	56	(485)	504
CRT arrangements	30,154	4,359	136,890	(73,619)
Asset-backed financings	58,474	92,993	66,108	298,834
	$(109,544)	$(253,336)	$13,761	$(713,081)

Note 21—Net interest expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest income:
Cash and short-term investments	$6,288	$1,993	$19,311	$3,571
Mortgage-backed securities	66,563	36,070	180,244	91,121
Loans acquired for sale at fair value	14,720	27,921	77,487	70,611
Loans at fair value:
Held in consolidated variable interest entities	9,505	16,002	38,315	44,587
Distressed	9	16	33	204
Deposits securing CRT arrangements	16,419	6,978	46,410	9,584
Placement fees relating to custodial funds	44,005	20,239	110,602	31,152
Other	1,417	439	2,227	589
	158,926	109,658	474,629	251,419
Interest expense:
Assets sold under agreements to repurchase	87,414	46,691	284,027	87,310
Mortgage loan participation purchase and sale agreements	403	320	1,109	728
Notes payable secured by credit risk transfer and mortgage servicing assets	69,952	39,818	191,049	84,597
Unsecured senior notes	8,541	8,349	25,316	25,004
Asset-backed financings at fair value	13,652	14,265	38,796	40,308
Interest shortfall on repayments of loans serviced for Agency securitizations	1,503	3,504	4,322	14,975
Interest on loan impound deposits	2,079	1,133	4,737	2,822
Other	374	—	1,089	—
	183,918	114,080	550,445	255,744
Net interest expense	$(24,992)	$(4,422)	$(75,816)	$(4,325)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Grants:
Restricted share units	—	—	172	134
Performance share units	—	—	166	151
	—	—	338	285
Grant date fair value:
Restricted share units	$—	$—	$2,212	$2,101
Performance share units	—	—	2,088	2,350
	$—	$—	$4,300	$4,451
Vestings:
Restricted share units	—	—	140	79
Performance share units (1)	—	—	48	41
	—	—	188	120
Forfeitures:
Restricted share units	—	—	6	—
Performance share units	—	—	—	11
	—	—	6	11
Compensation expense relating to share-based grants	$1,420	$959	$3,421	$3,130

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the nine months ended September 30, 2023, was 48,372 Common Shares, which is approximately 39% of the originally granted performance-based RSUs.

	September 30, 2023
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	251	260
Grant date average fair value per unit	$14.29	$14.07

Note 23—Income Taxes

The Company’s effective tax rate was 48.1% and 28.1% with consolidated pretax income of $118.4 million and $204.1 million for the quarter and nine months ended September 30, 2023. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $57.1 million on pretax income of $234.0 million and a tax expense of $56.5 million on pretax income of $221.9 million for the quarter and nine months ended September 30, 2023. For the same periods in 2022, the TRS recognized a tax expense of $80.8 million on pretax income of $344.8 million and a tax expense of $151.3 million on pretax income of $765.2 million, respectively. The Company’s reported consolidated pretax income for the quarter and nine months ended September 30, 2022 was $90.4 million and $68.6 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2023, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending September 30, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands except per share amounts)
Net income (loss)	$61,422	$11,913	$146,743	$(77,950)
Dividends on preferred shares	(10,455)	(10,455)	(31,364)	(31,364)
Effect of participating securities—share-based compensation awards	(147)	(111)	(332)	(318)
Net income (loss) attributable to common shareholders	50,820	1,347	115,047	(109,632)
Interest on Exchangeable Notes, net of income taxes	6,359	—	18,773	—
Loss attributable to participating securities	(4)	—	(35)	—
Diluted net income (loss) attributable to common shareholders	57,175	1,347	133,785	(109,632)
Weighted average basic shares outstanding	86,760	90,594	87,613	92,221
Dilutive securities‒Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	—	24,328	—
Diluted weighted average shares outstanding	111,088	90,594	111,941	92,221
Basic earnings (loss) per share	$0.59	$0.01	$1.31	$(1.19)
Diluted earnings (loss) per share	$0.51	$0.01	$1.20	$(1.19)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Shares issuable under share-based compensation plan	188	136	166	127
Shares issuable pursuant to exchange of the Exchangeable Senior Notes	—	24,328	—	24,328

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$281,298	$—	$—	$281,298
Net gains on loans acquired for sale	—	—	13,558	—	13,558
Net (losses) gains on investments and financings	38,772	(148,316)	—	—	(109,544)
Net interest expense:
Interest income	26,235	114,430	14,656	3,605	158,926
Interest expense	23,235	142,942	16,388	1,353	183,918
	3,000	(28,512)	(1,732)	2,252	(24,992)
Other	(251)	—	3,360	—	3,109
	41,521	104,470	15,186	2,252	163,429
Expenses:
Loan fulfillment and servicing fees payable to PFSI	33	20,224	5,531	—	25,788
Management fees	—	—	—	7,175	7,175
Other	492	2,683	809	8,062	12,046
	525	22,907	6,340	15,237	45,009
Pretax income (loss)	$40,996	$81,563	$8,846	$(12,985)	$118,420
Total assets at end of quarter	$1,620,322	$10,079,073	$1,134,812	$389,129	$13,223,336

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$390,124	$—	$—	$390,124
Net gains on loans acquired for sale	—	—	4,313	—	4,313
Net (losses) gains on investments and financings	(2,230)	(251,106)	—	—	(253,336)
Net interest expense:
Interest income	12,415	68,152	27,862	1,229	109,658
Interest expense	14,097	80,782	18,322	879	114,080
	(1,682)	(12,630)	9,540	350	(4,422)
Other	978	—	13,408	—	14,386
	(2,934)	126,388	27,261	350	151,065
Expenses:
Loan fulfillment and servicing fees payable to PFSI	57	20,190	18,407	—	38,654
Management fees	—	—	—	7,731	7,731
Other	708	2,688	2,789	8,116	14,301
	765	22,878	21,196	15,847	60,686
Pretax income (loss)	$(3,699)	$103,510	$6,065	$(15,497)	$90,379
Total assets at end of quarter	$1,656,994	$9,365,974	$2,505,398	$417,574	$13,945,940

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$366,438	$—	$—	$366,438
Net gains on loans acquired for sale	—	—	24,477	—	24,477
Net (losses) gains on investments and financings	161,867	(148,106)	—	—	13,761
Net interest expense:
Interest income	72,775	315,168	77,292	9,394	474,629
Interest expense	62,790	406,098	78,259	3,298	550,445
	9,985	(90,930)	(967)	6,096	(75,816)
Other	(251)	—	15,638	—	15,387
	171,601	127,402	39,148	6,096	344,247
Expenses:
Loan fulfillment and servicing fees payable to PFSI	142	60,881	22,895	—	83,918
Management fees	—	—	—	21,510	21,510
Other	2,039	5,155	4,224	23,327	34,745
	2,181	66,036	27,119	44,837	140,173
Pretax income (loss)	$169,420	$61,366	$12,029	$(38,741)	$204,074
Total assets at end of period	$1,620,322	$10,079,073	$1,134,812	$389,129	$13,223,336

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$911,615	$—	$—	$911,615
Net gains on loans acquired for sale	5	—	15,932	—	15,937
Net (losses) gains on investments and financings	(104,946)	(608,135)	—	—	(713,081)
Net interest expense:
Interest income	20,391	158,158	70,436	2,434	251,419
Interest expense	34,653	177,622	41,980	1,489	255,744
	(14,262)	(19,464)	28,456	945	(4,325)
Other	1,237	—	43,021	—	44,258
	(117,966)	284,016	87,409	945	254,404
Expenses:
Loan fulfillment and servicing fees payable to PFSI	167	61,503	55,807	—	117,477
Management fees	—	—	—	23,758	23,758
Other	5,242	5,425	11,176	22,757	44,600
	5,409	66,928	66,983	46,515	185,835
Pretax income (loss)	$(123,375)	$217,088	$20,426	$(45,570)	$68,569
Total assets at end of period	$1,656,994	$9,365,974	$2,505,398	$417,574	$13,945,940

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2023 (2)	$872,644	$588,227	13%	6%	$432,844	$205,181
December 31, 2022	$1,138,331	$586,436	16%	6%	$343,286	$79,372

(1)
Calculated in accordance with the Agencies’ requirements.
(2)
The Agencies adopted revised capital and liquidity requirements, most of which became effective on September 30, 2023. The amounts shown for September 30, 2023 are in compliance with those requirements. The Agencies have pending origination liquidity requirements that will be effective on December 31, 2023. The Company believes it is in compliance with the Agencies’ pending liquidity requirements as of September 30, 2023.

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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements (“CRT Agreements”) and CRT strips that absorb credit losses on certain of the loans we sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only ("IO") stripped MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

We operate our business in four segments: Credit sensitive strategies, Interest rate sensitive strategies, Correspondent production and our Corporate operations as described below:

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production, including CRT agreements and other CRT securities (together, “CRT arrangements”) and subordinate MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency, senior non-Agency and IO stripped MBS and the related interest rate hedging activities.
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

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at September 30, 2023.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately $70.6 million of subordinate credit-linked MBS during the nine months ended September 30, 2023. We held subordinate credit-linked MBS with fair values totaling approximately $277.1 million at September 30, 2023.

As the result of the Company’s consolidation of the variable interest entities that issued certain subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include the loans underlying these transactions with unpaid principal balances (“UPB”) totaling approximately $1.8 billion on our consolidated balance sheet as of September 30, 2023.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the quarter and nine months ended September 30, 2023, we received approximately $58.6 million and $249.9 million, respectively, of MSRs as proceeds from sales of loans acquired for sale. We held approximately $4.1 billion of MSRs at fair value at September 30, 2023.
•
REIT-eligible Agency, senior non-Agency and IO MBS, or mortgage-related securities. We purchased approximately $408.5 million Agency fixed-rate pass-through securities and senior non-Agency MBS, net of sales during the nine months ended September 30, 2023. We held Agency fixed-rate pass-through, senior non-Agency and IO MBS with fair values totaling approximately $4.4 billion at September 30, 2023.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$3,107,613	$9,709,969	$13,576,673	$31,922,573
To PennyMac Financial Services, Inc.	18,725,228	12,561,276	50,812,386	36,544,166
	$21,832,841	$22,271,245	$64,389,059	$68,466,739
Net gains on loans acquired for sale	$13,558	$4,313	$24,477	$15,937
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$58,560	$178,001	$249,925	$543,255
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings	$—	$—	$—	$23,485

During the nine months ended September 30, 2023, we purchased newly originated prime credit quality residential loans with fair values totaling $63.7 billion as compared to $67.4 billion for the nine months ended September 30, 2022, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During the nine months ended September 30, 2023, we also sold $21.0 billion, in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $50.8 billion and $36.5 billion of loans we sold to PLS during the nine months ended September 30, 2023 and 2022, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the nine months ended September 30, 2023, we received sourcing fees totaling $5.0 million, relating to $50.1 billion, in UPB of loans that we sold to PLS.

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

The amounts of net non-cash investment (loss) income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net (losses) gains on investments and financings:
Mortgage-backed securities	$(144,031)	$(251,477)	$(127,434)	$(620,500)
Loans:
Held in variable interest entities	(54,082)	(99,267)	(61,318)	(318,300)
Distressed	(88)	44	(515)	495
CRT arrangements	19,090	(12,153)	95,220	(145,438)
Interest-only security payable at fair value	(4,228)	(1,701)	(6,363)	(10,593)
Asset-backed financings at fair value	58,474	92,993	66,108	298,834
	(124,865)	(271,561)	(34,302)	(795,502)
Net gains on loans acquired for sale (1)	112,964	160,514	332,982	445,492
Net loan servicing fees‒MSR valuation adjustments (2)	162,605	94,690	(35,444)	462,347
	$150,704	$(16,357)	$263,236	$112,337
Net investment income	$163,429	$151,065	$344,247	$254,404
Non-cash items as a percentage of net investment income	92%	(11%)	76%	44%

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

Results of Operations

Business Trends

Due to ongoing inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the nine months ended September 30, 2023 and continues to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Higher interest rates and a slowing economy and housing market are expected to continue to reduce the size of the mortgage origination market from an estimated $2.3 trillion in 2022 to a projected range of $1.6 trillion to $1.8 trillion for 2023 according to mortgage lending industry economists.

Higher interest rates have caused a decrease in mortgage production activities and increased competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the same time in the prior year. Higher interest rates have increased the costs of floating rate borrowings and have generated more interest income from our custodial placement fees on deposits and loans held for sale. We have also increased our sales of conventional loans to PLS during the nine months ended September 30, 2023, and we intend to continue to sell a portion of our conventional loans to PLS in the fourth quarter of 2023 to optimize our use and allocation of capital.

Increasing interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as CRT or subordinate credit-linked notes. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to help offset the negative effects of credit performance in an economic downturn.

The competitive landscape for our correspondent business has also been affected by the exit of several large entities, which may present an opportunity for growth of our share in that business.

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(dollar amounts in thousands, except per common share amounts)
Net investment income	$163,429	$151,065	$344,247	$254,404
Expenses	45,009	60,686	140,173	185,835
Pretax income	118,420	90,379	204,074	68,569
Provision for income taxes	56,998	78,466	57,331	146,519
Net income (loss)	61,422	11,913	146,743	(77,950)
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net income (loss) attributable to common shareholders	$50,967	$1,458	$115,379	$(109,314)
Pretax income (loss) by segment:
Credit sensitive strategies	$40,996	$(3,699)	$169,420	$(123,375)
Interest rate sensitive strategies	81,563	103,510	61,366	217,088
Correspondent production	8,846	6,065	12,029	20,426
Corporate	(12,985)	(15,497)	(38,741)	(45,570)
	$118,420	$90,379	$204,074	$68,569
Annualized return on average common shareholders' equity	14.5%	0.4%	10.8%	(8.9)%
Earnings (loss) per common share
Basic	$0.59	$0.01	$1.31	$(1.19)
Diluted	$0.51	$0.01	$1.20	$(1.19)
Dividends per common share	$0.40	$0.47	$1.20	$1.41

	September 30, 2023	December 31, 2022
Total assets	$13,223,336	$13,921,564
Book value per common share	$16.01	$15.78
Closing price per common share	$12.40	$12.39

Our results of operations increased by $49.5 million and $224.7 million during the quarter and nine months ended September 30, 2023, as compared to the quarter and nine months ended September 30, 2022, reflecting the effect of decreased losses on MBS, increased valuation of CRT-related investments and a reduced provision for income taxes, offset by the fair value performance of our MSR investments.

The increase in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $25.8 million increase in net gains on our CRT arrangements as credit spreads tightened due to supply and demand dynamics and an improving macroeconomic outlook compared to the quarter ended September 30, 2022, in which the macroeconomic outlook was worsening.
•
Our interest rate sensitive strategies segment benefited less due to reduced interest rate sensitivity of our assets during the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022, resulting in a $107.4 million decrease in valuation losses on MBS, offset by a $108.8 million decrease in net servicing fees caused by lower valuation gains net of hedge impact in MSRs.
•
Our correspondent production segment recognized a $9.2 million increase in gains on sales of loans during the quarter ended September 30, 2023, reflecting improved gain on sale margins and a reduction of our liability for representations and warranties partially offset by reduced volume of sales to nonaffiliates.

The increase in the nine months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $210.5 million increase in net gains on our CRT arrangements as credit spreads tightened due to supply and demand dynamics and an improving macroeconomic outlook compared to the effect of credit spread widening on CRT fair values during the nine months ended September 30, 2022.
•
Our interest rate sensitive strategies segment benefited less from the slower rise in interest rates and reduced interest rate sensitivity of our assets during the nine months ended September 30, 2023, as compared to the significantly increasing interest rates in the nine months ended September 30, 2022, resulting in a $493.1 million decrease in losses on MBS, offset by a $545.2 million decrease in net servicing fees caused by reduced valuation gains net of hedges in our investment in MSRs.
•
Our correspondent production segment recognized an $8.5 million increase in gains on sales of loans held for sale during the nine months ended September 30, 2023, reflecting improved gain on sale margins and a reduction in our liability for representations and warranties partially offset by reduced volume of sale to nonaffiliates.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loan servicing fees	$281,298	$390,124	$366,438	$911,615
Net gains on loans acquired for sale	13,558	4,313	24,477	15,937
Net loan origination fees	3,226	13,215	15,227	42,417
Net (losses) gains on investments and financings	(109,544)	(253,336)	13,761	(713,081)
Net interest expense	(24,992)	(4,422)	(75,816)	(4,325)
Other	(117)	1,171	160	1,841
	$163,429	$151,065	$344,247	$254,404

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees	$170,561	$167,233	$511,043	$481,560
Effect of MSRs and hedging results	110,737	222,891	(144,605)	430,055
Net loan servicing fees	$281,298	$390,124	$366,438	$911,615

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Contractually-specified servicing fees	$166,809	$162,987	$496,522	$461,021
Ancillary and other fees:
Late charges	878	662	2,442	1,883
Other	2,874	3,584	12,079	18,656
	3,752	4,246	14,521	20,539
	$170,561	$167,233	$511,043	$481,560
Average MSR servicing portfolio	$231,333,064	$224,756,659	$231,333,990	$220,988,459

Loan servicing fees relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, and fees charged to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate the fair value of such items. We endeavor to moderate the effects of changes in fair value primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$263,139	$162,730	$232,414	$775,792
Recapture income from PFSI	500	1,648	1,494	13,232
Hedging results	(50,689)	154,269	(81,584)	(87,651)
	212,950	318,647	152,324	701,373
Realization of cash flows	(102,213)	(95,756)	(296,929)	(271,318)
	110,737	222,891	(144,605)	430,055
Average balance of mortgage servicing rights	$4,054,265	$3,780,826	$4,014,783	$3,499,318

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and nine months ended September 30, 2023, reflect the effects of significantly increasing interest rates. The magnitude of the change in fair value of the MSRs compared to the same periods in 2022 is impacted by both the magnitude of the interest rate changes and the interest rate and prepayment sensitivity of the MSR in each period, which changes based on the relationship of the interest rates of the underlying mortgages and the level of market interest rates.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results reflect valuation losses in hedges against interest rates during the quarter and nine months ended September 30, 2023, during which interest rates increased, as do the hedging results from the nine months ended September 30, 2022. Hedging results reflect valuation gains in hedges against increasing costs of financing and discount rates during the quarter ended September 30, 2022, during which short term interest rates in particular rose very sharply.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the quarter and nine months ended September 30, 2023, realization of cash flows increased primarily due to growth of our investment in MSRs as compared to the same periods in 2022.

Following is a summary of our loan servicing portfolio:

	September 30, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$230,066,301	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,005,518	$1,903,007
90 or more days delinquent:
Not in foreclosure	$944,892	$880,841
In foreclosure	$69,656	$70,921
Bankruptcy	$170,596	$123,239
Custodial funds managed by the Company (1)	$2,760,857	$1,783,157

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

Following is a summary of characteristics of our MSR servicing portfolio as of September 30, 2023:

			Average
Loan type	UPB	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$117,021,669	442	3.7%	37	310	$265	757	75%	54%	0.8%
Freddie Mac	111,135,933	390	3.6%	28	317	$285	761	74%	58%	0.4%
Other (2)	3,387,411	14	4.2%	32	323	$247	757	72%	55%	0.7%
	$231,545,013	846	3.6%	33	314	$274	759	75%	56%	0.6%

(1)
Loan-to-Value.
(2)
Represents MSRs on conventional loans sold to private investor.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(71,105)	$(390,543)	$(260,697)	$(1,128,355)
Hedging activities	(30,155)	233,139	(52,822)	695,238
	(101,260)	(157,404)	(313,519)	(433,117)
Non-cash gains:
Receipt of MSRs in loan sale transactions	58,560	178,001	249,925	543,255
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(448)	(996)	(2,126)	(3,442)
Reduction in liability due to change in estimate	4,365	817	7,920	3,512
	3,917	(179)	5,794	70
Changes in fair value of financial instruments during the periods:
Interest rate lock commitments	(2,050)	(41,187)	(2,870)	(45,294)
Loans	(1,710)	84,498	4,569	82,561
Hedging derivatives	54,247	(60,619)	75,564	(135,100)
	50,487	(17,308)	77,263	(97,833)
	112,964	160,514	332,982	445,492
Total from nonaffiliates	11,704	3,110	19,463	12,375
From PFSI—cash	1,854	1,203	5,014	3,562
	$13,558	$4,313	$24,477	$15,937

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$3,492,877	$10,646,885	$14,402,777	$31,921,109
To PFSI	10,333,029	—	21,637,229	—
	$13,825,906	$10,646,885	$36,040,006	$31,921,109
Acquisition of loans for sale (UPB):
To nonaffiliates	$2,760,001	$10,226,513	$12,418,084	$30,319,475
To PFSI	18,780,719	12,160,616	50,461,568	35,540,023
	$21,540,720	$22,387,129	$62,879,652	$65,859,498

The changes in Net gains on loans acquired for sale during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, reflect the effect of increased gain on sale margins for mortgage loans and a reduction in our liability for representations and warranties partially offset by reduced volume of sales to nonaffiliates.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $448,000 and $2.1 million, respectively, for the quarter and nine months ended September 30, 2023, and $1.0 million and $3.4 million, respectively, for the same periods in 2022. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions.

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

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$12,148	$4,750	$8,108	$2,782
New indemnifications	1,734	907	6,522	2,875
Less: Indemnified loans repaid, expired or refinanced	1,980	682	2,728	682
Loans indemnified at end of period	$11,902	$4,975	$11,902	$4,975
Indemnified loans indemnified by correspondent lenders at end of period			$4,076	$1,312
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$4,190	$2,047
Repurchase activity (UPB):
Loans repurchased	$13,908	$20,909	$50,849	$72,933
Less:
Loans repurchased by correspondent sellers	14,383	19,076	46,063	60,448
Loans resold or repaid by borrowers	1,469	10,884	11,081	25,967
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(1,944)	$(9,051)	$(6,295)	$(13,482)
Losses charged to liability for representations and warranties	$—	$122	$525	$681
At end of period:
Loans subject to representations and warranties			$228,679,429	$225,129,199
Liability for representations and warranties			$33,152	$39,498

The losses on representations and warranties we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased loans from the correspondent sellers. As the outstanding balance of loans, we purchase and sell subject to representations and warranties increases, as the loans sold mature, as our investors’ and guarantors’ loss mitigation strategies change and as our correspondent sellers’ ability and willingness to repurchase loans change, we expect that the level of repurchase activity and associated losses may increase.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $4.4 million and $7.9 million, respectively, reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2023, and an $817,000 and $3.5 million reduction in liability for representations and warranties during the same periods in 2022 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, reflects a decrease in our purchases of loans with delivery fees.

Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(144,031)	$(251,477)	$(127,434)	$(620,500)
Loans at fair value:
Held in consolidated variable interest entities	(54,082)	(99,267)	(61,318)	(318,300)
Distressed	(59)	56	(485)	504
CRT arrangements	30,154	4,359	136,890	(73,619)
Asset-backed financings at fair value	58,474	92,993	66,108	298,834
	$(109,544)	$(253,336)	$13,761	$(713,081)

The increase in net gains on investments for the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to improved performance from our investments in MBS and CRT arrangements as interest rates increased at a slower rate during 2023 as compared to 2022, reducing losses on MBS, and credit spreads tightened (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”), in 2023 as compared to widening in 2022, which benefited the fair value of our investment in CRT arrangements.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2023, we recognized net valuation losses of $144.0 million and $127.4 million, respectively, as compared to valuation losses of $251.5 million and $620.5 million, respectively, for the same periods in 2022. The changes recognized reflect a slower rate of increase in interest rates along with credit spread tightening during the quarter and nine months ended September 30, 2023, as compared to the effect of significantly increasing interest rates and credit spread widening on fair value during the same periods in 2022.

Loans at fair value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded net valuation gains of $4.4 million and $4.8 million, respectively, during the quarter and nine months ended September 30, 2023, as compared to a net loss of $6.3 million and $19.5 million, respectively, during the same periods in 2022. The net gain during the quarter and nine months ended September 30, 2023, reflects the effect of credit spread tightening during the periods compared to the same periods in 2022 when interest rates increased significantly and credit spreads widened.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$4,051	$4,624	$12,504	$34,982
Valuation changes	9,113	(365)	26,619	(42,154)
	13,164	4,259	39,123	(7,172)
CRT strips
Realized	11,241	13,589	35,529	47,430
Valuation changes	9,977	(11,788)	68,601	(103,284)
	21,218	1,801	104,130	(55,854)
Interest-only security payable at fair value	(4,228)	(1,701)	(6,363)	(10,593)
	30,154	4,359	136,890	(73,619)
Interest income — Deposits securing CRT arrangements	16,419	6,978	46,410	9,584
	$46,573	$11,337	$183,300	$(64,035)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$496	$180	$2,252	$(20,249)

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$7,010	$1,262
Derivative and credit risk transfer strip liabilities:
CRT derivatives	(2,268)	(23,360)
CRT strips	(68,592)	(137,193)
	(70,860)	(160,553)
Deposits securing CRT arrangements	1,237,294	1,325,294
Interest-only security payable at fair value	(28,288)	(21,925)
	$1,145,156	$1,144,078

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$7,010	$1,262
Deposits securing CRT arrangements (1)	$1,237,294	$1,325,294

UPB of loans underlying CRT arrangements	$23,613,675	$25,315,524
Collection status (UPB):
Delinquency
Current	$23,028,327	$24,673,719
30-89 days delinquent	$384,340	$409,049
90-180 days delinquent	$116,110	$112,286
180 or more days delinquent	$66,178	$93,717
Foreclosure	$18,720	$26,753
Bankruptcy	$61,364	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $70.9 million and $160.6 million in CRT strip and CRT derivative liabilities at September 30, 2023, and December 31, 2022, respectively.

The performance of our investments in CRT arrangements during the quarter and nine months ended September 30, 2023 reflects credit spread tightening for CRT securities in the credit markets. This contrasts with CRT investments' fair value losses during the same periods in 2022, when credit spreads widened.

Net interest expense

Net interest expense is summarized below:

	Quarter ended September 30, 2023			Quarter ended September 30, 2022
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$6,288	$431,256	5.78%	$1,993	$205,742	3.84%
Mortgage-backed securities	66,563	4,711,723	5.60%	36,070	3,990,746	3.59%
Loans acquired for sale at fair value	14,720	868,808	6.72%	27,921	1,763,506	6.28%
Loans at fair value:
Held by variable interest entities	9,505	1,434,993	2.63%	16,002	1,655,206	3.84%
Distressed	9	2,425	1.47%	16	3,977	1.60%
	9,514	1,437,418	2.63%	16,018	1,659,183	3.83%
Deposits securing CRT arrangements	16,419	1,255,966	5.19%	6,978	1,404,375	1.97%
	113,504	8,705,171	5.17%	88,980	9,023,552	3.91%
Placement fees relating to custodial funds	44,005			20,239
Other	1,417			439
	$158,926	$8,705,171	7.24%	$109,658	$9,023,552	4.82%
Liabilities:
Assets sold under agreements to repurchase	$87,414	$5,714,082	6.07%	$46,691	$5,789,433	3.20%
Mortgage loan participation purchase and sale agreements	403	22,043	7.25%	320	31,092	4.08%
Notes payable secured by credit risk transfer and mortgage servicing assets	69,952	3,106,809	8.93%	39,818	2,801,845	5.64%
Senior notes	8,541	553,338	6.12%	8,349	545,047	6.08%
Asset-backed financings at fair value	13,652	1,342,093	4.04%	14,265	1,540,957	3.67%
	179,962	10,738,365	6.65%	109,443	10,708,374	4.05%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,503			3,504
Interest on loan impound deposits	2,079			1,133
Other	374			—
	183,918	$10,738,365	6.80%	114,080	$10,708,374	4.23%
Net interest expense	$(24,992)			$(4,422)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$19,311	$511,194	5.05%	$3,571	$277,409	1.72%
Mortgage-backed securities	180,244	4,603,082	5.24%	91,121	3,347,658	3.64%
Loans acquired for sale at fair value	77,487	1,613,347	6.42%	70,611	1,884,840	5.01%
Loans at fair value:
Held by variable interest entities	38,315	1,476,435	3.47%	44,587	1,651,010	3.61%
Distressed	33	3,090	1.43%	204	4,012	6.80%
	38,348	1,479,525	3.47%	44,791	1,655,022	3.62%
Deposits securing CRT arrangements	46,410	1,285,327	4.83%	9,584	1,508,150	0.85%
	361,800	9,492,475	5.10%	219,678	8,673,079	3.39%
Placement fees relating to custodial funds	110,602			31,152
Other	2,227			589
	$474,629	$9,492,475	6.69%	$251,419	$8,673,079	3.88%
Liabilities:
Assets sold under agreements to repurchase	$284,027	$6,451,377	5.89%	$87,310	$5,363,690	2.18%
Mortgage loan participation purchase and sale agreements	1,109	20,991	7.06%	728	33,586	2.90%
Notes payable secured by credit risk transfer and mortgage servicing assets	191,049	2,995,752	8.53%	84,597	2,550,910	4.43%
Senior notes	25,316	549,063	6.16%	25,004	539,703	6.19%
Asset-backed financings at fair value	38,796	1,381,994	3.75%	40,308	1,549,797	3.48%
	540,297	11,399,177	6.34%	237,947	10,037,686	3.17%
Interest shortfall on repayments of loans serviced for Agency securitizations	4,322			14,975
Interest on loan impound deposits	4,737			2,822
Other	1,089			—
	550,445	$11,399,177	6.46%	255,744	$10,037,686	3.41%
Net interest expense	$(75,816)			$(4,325)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended September 30, 2023			Nine months ended September 30, 2023
	vs.			vs.
	Quarter ended September 30, 2022			Nine months ended September 30, 2022
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$1,355	$2,940	$4,295	$10,964	$4,776	$15,740
Mortgage-backed securities	23,085	7,408	30,493	48,043	41,080	89,123
Loans acquired for sale at fair value	1,837	(15,038)	(13,201)	18,017	(11,141)	6,876
Loans at fair value:
Held by variable interest entities	(4,567)	(1,930)	(6,497)	(1,692)	(4,580)	(6,272)
Distressed	(1)	(6)	(7)	(132)	(39)	(171)
	(4,568)	(1,936)	(6,504)	(1,824)	(4,619)	(6,443)
Deposits securing CRT arrangements	10,252	(811)	9,441	38,445	(1,619)	36,826
	31,961	(7,437)	24,524	113,645	28,477	142,122
Placement fees relating to custodial funds			23,766			79,450
Other			978			1,638
	$31,961	$(7,437)	$49,268	$113,645	$28,477	$223,210
Liabilities:
Assets sold under agreements to repurchase	$41,338	$(615)	$40,723	$175,803	$20,914	$196,717
Mortgage loan participation purchase and sale agreement	196	(113)	83	735	(354)	381
Notes payable secured by credit risk transfer and mortgage servicing assets	25,402	4,732	30,134	89,536	16,916	106,452
Senior notes	64	128	192	(120)	432	312
Asset-backed financings at fair value	1,331	(1,944)	(613)	3,052	(4,564)	(1,512)
	68,331	2,188	70,519	269,006	33,344	302,350
Interest shortfall on repayments of loans serviced for Agency securitizations			(2,001)			(10,653)
Interest on loan impound deposits			946			1,915
Other			374			1,089
	68,331	2,188	69,838	269,006	33,344	294,701
Increase in net interest (expense) income	$(36,370)	$(9,625)	$(20,570)	$(155,361)	$(4,867)	$(71,491)
The increase in net interest expense during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, is due to an increase in interest costs attributable to financing non-interest earning MSR assets along with faster repricing of our debt than our interest earning assets, partially offset by an increase in placement fees relating to custodial funds.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,257	$20,247	$61,023	$61,670
Loan fulfillment fees	5,531	18,407	22,895	55,807
Management fees	7,175	7,731	21,510	23,758
Professional services	2,133	2,394	5,537	7,671
Loan origination	710	2,430	3,785	8,054
Compensation	1,961	1,368	4,779	4,354
Safekeeping	467	2,986	2,707	6,402
Loan collection and liquidation	1,890	690	3,378	5,118
Other	4,885	4,433	14,559	13,001
	$45,009	$60,686	$140,173	$185,835

Expenses decreased $15.7 million and $45.7 million, or 26% and 25%, respectively, during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$112	$258	$569	$780
Loans at fair value	33	111	184	427
MSRs	20,112	19,878	60,270	60,463
	$20,257	$20,247	$61,023	$61,670
Average investment in loans:
Acquired for sale at fair value	$868,808	$1,763,506	$1,613,347	$1,884,840
At fair value	$1,437,418	$1,659,183	$1,479,525	$1,655,022
Average MSR portfolio UPB	$231,333,064	$224,756,659	$231,333,990	$220,988,459

Loan servicing fees increased by $10,000 and decreased $647,000 during the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. We incur loan servicing fees primarily in support of our MSR portfolio. The limited growth or decrease in loan servicing fees is due to reductions in COVID-19 pandemic-related forbearance and modification activities, partially offset by growth in our MSR portfolio.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $12.9 million and $32.9 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease was due to a decrease in loan commitment volume. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Base	$7,175	$7,731	$21,510	$23,758
Performance incentive	—	—	—	—
	$7,175	$7,731	$21,510	$23,758
Average shareholders' equity amounts used to calculate base management fee expense	$1,897,964	$2,048,887	$1,917,525	$2,128,916

Management fees decreased by $556,000 and $2.2 million during the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. This decrease reflects the decrease in our average shareholders’ equity during the quarter and nine months ended September 30, 2023, as compared to the same periods in 2022.

Loan origination

Loan origination expenses decreased $1.7 million and $4.3 million, or 71% and 53%, during the quarter and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily reflecting a decrease in our loan originations purchased for sale to nonaffiliates.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Common overhead allocation from PFSI	$1,489	$2,574	$5,450	$6,247
Technology	601	455	1,521	1,538
Bank service charges	483	600	1,478	1,790
Insurance	472	385	1,494	1,190
Other	1,840	419	4,616	2,236
	$4,885	$4,433	$14,559	$13,001

Income Taxes

We have elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

The Company’s effective tax rate was 48.1% and 28.1% with consolidated pretax income of a $118.4 million and $204.1 million for the quarter and nine months ended September 30, 2023. The Company’s TRS recognized a tax expense of $57.1 million on pretax income of $234.0 million and a tax expense of $56.5 million on pretax income of $221.9 million for the quarter and nine months ended September 30, 2023. For the same periods in 2022, the TRS recognized tax expense of $80.8 million on pretax income of $344.8 million and tax expense of $151.3 million on pretax income of $765.2 million, respectively. The Company’s reported consolidated pretax income for the quarter and nine months ended September 30, 2022 was $90.4 million and $68.6 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The higher effective tax rate for the quarter ended September 30, 2023 is the result of realizing pretax GAAP income at the TRS, where the tax provision is recorded, while realizing a loss in the quarter for the rest of the Company's consolidated subsidiaries, excluding the TRS and its subsidiaries.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2023, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended September 30, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2023	2022
	(in thousands)
Assets
Cash	$236,396	$111,866
Investments:
Short-term	150,059	252,271
Mortgage-backed securities at fair value	4,665,970	4,462,601
Loans acquired for sale at fair value	1,025,730	1,821,933
Loans at fair value	1,372,118	1,513,399
Derivative assets	29,750	84,940
Deposits securing credit risk transfer arrangements	1,237,294	1,325,294
MSRs	4,108,661	4,012,737
	12,589,582	13,473,175
Other	397,358	336,523
Total assets	$13,223,336	$13,921,564
Liabilities
Debt:
Short-term	$6,044,707	$6,616,528
Long-term	4,732,692	4,787,162
	10,777,399	11,403,690
Other	496,859	555,059
Total liabilities	11,274,258	11,958,749
Shareholders’ equity	1,949,078	1,962,815
Total liabilities and shareholders’ equity	$13,223,336	$13,921,564

Total assets decreased by approximately $698.2 million, or 5%, during the period from December 31, 2022 through September 30, 2023, primarily due to a decrease of $796.2 million in Loans acquired for sale at fair value, a decrease of $ 141.3 million in Loans at fair value and a decrease in Deposits securing credit risk transfer arrangements of $88.0 million, partially offset by a $203.4 million increase in Mortgage-backed securities at fair value and a $95.9 million increase in MSRs.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Correspondent loan purchases:
GSE eligible — held for sale to nonaffiliates (1)	$12,810,679	$10,329,858	$33,722,514	$30,956,741
Held for sale to PLS (2)	8,945,053	12,454,277	29,975,859	36,425,554
Jumbo loans	—	1,317	1,002	5,029
Advances to home equity lines of credit	52	15	102	112
	$21,755,784	$22,785,467	$63,699,477	$67,387,436

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

During the quarter and nine months ended September 30, 2023, we purchased for sale $21.8 billion and $63.7 billion, respectively, in fair value of correspondent production loans as compared to $22.8 billion and $67.4 billion during the same periods in 2022.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$6,555	$59,001	$70,616	$184,670
Loans secured by investment properties, net of associated asset-backed financing	—	—	—	23,485
	6,555	59,001	70,616	208,155

Interest rate sensitive assets:
Agency fixed-rate pass-through securities (net of sales)	—	295,014	308,742	1,821,576
Interest-only stripped mortgage-backed securities	103,547	—	103,547	—
Senior non-Agency securities	57,829	—	99,803	28,819
Mortgage servicing rights:
Purchased	16,263	—	16,263	—
Received in loan sales (1)	(46,536)	178,001	144,829	543,255
	131,103	473,015	673,184	2,393,650
	$137,658	$532,016	$743,800	$2,601,805

(1)
Net of exchange of servicing spread for IO mortgage-backed securities and interest receivable.

Our acquisitions during the quarter and nine months ended September 30, 2023 and 2022 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2023				December 31, 2022
			Average				Average
	Fair	Principal/	Life		Fair		Life
	value	Notional	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$4,170,520	$4,403,330	8.9	5.1%	$4,262,502	$4,693,045	10.1	3.5%
Subordinate credit-linked securities	277,085	259,863	4.6	12.3%	177,898	184,620	4.6	11.2%
Senior non-Agency securities	114,832	127,172	10.1	5.1%	22,201	28,103	14.3	2.5%
	4,562,437	4,790,365			4,462,601	4,905,768
Interest-only stripped mortgage -backed securities	103,533	425,682	8.7	4.9%	—	—	—	—
	$4,665,970	$5,216,047			$4,462,601	$4,905,768

Credit Risk Transfer Arrangements

Following is a summary of the composition of the loans underlying our investment in funded CRT arrangements:

	September 30, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$7,010	$1,262
Derivative and credit risk transfer strip liabilities:
CRT strips	(68,592)	(137,193)
CRT derivatives	(2,268)	(23,360)
	(70,860)	(160,553)
Deposits securing CRT arrangements	1,237,294	1,325,294
Interest-only security payable at fair value	(28,288)	(21,925)
	$1,145,156	$1,144,078
UPB of loans subject to credit guarantee obligations	$23,613,675	$25,315,524

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2023:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Liquidations:
Balances	$0.4	$4.9	$54.1	$158.9	$118.1	$59.3	$395.7
Losses	$0.1	$0.3	$5.5	$19.8	$12.3	$7.1	$45.1
Modifications:
Balances	$66.8	$546.4	$300.7	$—	$—	$—	$913.9
Losses	$1.1	$12.3	$9.8	$—	$—	$—	$23.2

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$987	$1,636	$261	$302	$292	$66	$3,544
25 - 30%	770	1,388	232	277	266	69	3,002
30 - 35%	846	1,679	334	371	338	93	3,661
35 - 40%	831	1,966	458	436	374	112	4,177
40 - 45%	828	2,375	677	616	518	168	5,182
>45%	531	1,930	891	406	178	112	4,048
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Weighted average	33.4%	35.8%	39.0%	36.5%	35.0%	35.6%	35.7%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$33	$152	$66	$29	$18	$11	$309
650 - 699	237	1,038	605	365	243	122	2,610
700 - 749	1,131	3,227	1,006	819	620	189	6,992
750 or greater	3,385	6,529	1,169	1,191	1,085	298	13,657
Not available	7	28	7	4	—	—	46
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Weighted average	765	754	736	745	751	742	753

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,262	$3,884	$920	$786	$802	$252	$8,906
80-85%	800	2,104	671	684	529	164	4,952
85-90%	310	618	131	124	109	36	1,328
90-95%	432	1,159	329	292	216	64	2,492
95-100%	989	3,209	802	522	310	104	5,936
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Weighted average	80.7%	83.3%	83.4%	82.4%	80.6%	80.9%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,778	$10,922	$2,837	$2,407	$1,966	$620	$23,530
80-85%	12	35	10	1	—	—	58
85-90%	3	10	4	—	—	—	17
90-95%	—	4	—	—	—	—	4
95-100%	—	2	1	—	—	—	3
>100%	—	1	1	—	—	—	2
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Weighted average	53.2%	52.9%	50.4%	45.3%	41.2%	38.7%	50.5%

(1) Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Geographic distribution	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$497	$1,074	$355	$255	$378	$114	$2,673
Florida	531	1,059	368	252	211	55	2,476
Texas	575	954	229	204	246	95	2,303
Virginia	253	489	103	112	137	60	1,154
Maryland	186	464	129	138	130	35	1,082
Other	2,751	6,934	1,669	1,447	864	261	13,926
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$446	$1,358	$334	$352	$253	$91	$2,834
Southeast	1,629	3,768	1,025	828	618	191	8,059
Midwest	443	1,151	243	227	177	45	2,286
Southwest	1,254	2,435	539	469	367	130	5,194
West	1,021	2,262	712	532	551	163	5,241
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,774	$10,867	$2,800	$2,395	$1,959	$618	$23,413
90 - 179 Days	12	55	30	12	6	2	117
180+ Days	5	42	17	1	—	—	65
Foreclosure	2	10	6	—	1	—	19
	$4,793	$10,974	$2,853	$2,408	$1,966	$620	$23,614
Bankruptcy	$3	$25	$18	$6	$8	$1	$61

Cash Flows

Our cash flows for the quarters ended September 30, 2023 and 2022 are summarized below:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating activities	$807,162	$1,275,504
Investing activities	60,482	(1,342,701)
Financing activities	(743,114)	67,145
Net cash flows	$124,530	$(52)

Our cash flows resulted in a net increase in cash of $124.5 million during the nine months ended September 30, 2023, as discussed below.

Operating activities

Cash provided by operating activities totaled $807.2 million during the nine months ended September 30, 2023, as compared to cash provided by our operating activities of $1.3 billion during the nine months ended September 30, 2022. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$639,045	$1,011,398
Other	168,117	264,106
	$807,162	$1,275,504

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented. Our inventory of loans held for sale decreased during both of the nine month periods ended September 30, 2023.

Investing activities

Net cash provided by our investing activities was $60.5 million for the nine months ended September 30, 2023, as compared to net cash used in our investing activities of $1.3 billion for the nine months ended September 30, 2022, primarily due to the increase of our sales and repayments of MBS in excess of purchases of our investments in such assets as well as a decrease in short-term investments and margin deposits.

Financing activities

Net cash used in our financing activities was $743.1 million for the nine months ended September 30, 2023, as compared to net cash provided by our financing activities of $67.1 million for the nine months ended September 30, 2022. This change primarily reflects decreased financing requirements relating to loans acquired for sale.

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

Debt Financing

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements that has allowed us to more closely match the term of our borrowings to the expected lives of the assets securing those borrowings. We have also borrowed money by issuing unsecured senior notes.

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,493,881	$946,568	$63,341	$45,998	$470,928	$—	$6,020,716
Mortgage loan participation purchase and sale agreements	—	23,991	—	—	—	—	23,991
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	765,738	2,059,853	—	2,825,591
Asset-backed financings at fair value	—	—	1,279,059	—	—	—	1,279,059
Interest-only security payable	—	—	—	28,288	—	—	28,288
Total secured borrowings	4,493,881	970,559	1,342,400	840,024	2,530,781	—	10,177,645
Senior notes							599,754
Total borrowings	$4,493,881	$970,559	$1,342,400	$840,024	$2,530,781	$—	10,777,399
Shareholders' equity							1,949,078
Total financing							$12,726,477

Assets pledged to secure borrowings	$4,665,970	$1,019,247	$1,370,220	$1,244,304	$4,114,853	$2,466	$12,417,060
Debt-to-equity ratio:
Excluding non-recourse debt							4.9:1
Total							5.5:1

(1)
Amounts pledged to secure borrowings include MSRs and pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2023	2022	2023	2022
	(in thousands)
Average balance outstanding	$5,714,082	$5,789,433	$6,451,377	$5,363,690
Maximum daily balance outstanding	$6,318,746	$6,649,005	$9,412,768	$8,395,930
Ending balance			$6,020,716	$6,409,796

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.5 billion at September 30, 2023.

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

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2023:

Counterparty	Amount at risk
(in thousands)
Goldman Sachs & Co. LLC	$61,461
Barclays Capital Inc.	54,893
Atlas Securitized Products, L.P.	53,974
Bank of America, N.A.	52,025
JPMorgan Chase & Co.	46,415
Citibank, N.A.	41,592
Wells Fargo Securities, LLC	28,875
Morgan Stanley & Co. LLC	9,731
Amherst Pierpont Securities LLC	9,401
Daiwa Capital Markets America Inc.	9,255
Nomura Holdings America, Inc.	3,543
BNP Paribas Corporate & Institutional Banking	3,309
Mizuho Financial Group	1,977
RBC Capital Markets, L.P.	1,194
$377,645

•
All repurchase agreements arrangements that matured between September 30, 2023 and the date of this Report have been renewed, extended or replaced.

Unsecured Senior Notes

We issued $53.5 million principal amount of our unsecured 8.50% senior notes due September 30, 2028 (the “2023 Senior Notes”) during September 2023. The 2023 Senior Notes bear interest at a rate of 8.50% per year, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, beginning on December 30, 2023.

On or after September 30, 2025, we may redeem for cash all or any portion of the 2023 Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” will be provided for the 2023 Senior Notes.

The 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PennyMac Corp ("PMC"), including the due and punctual payment of principal of and interest on the Unsecured Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise (“PMC Guarantee”). PMC’s operations and investing activities are centered in residential mortgage-related assets, including the creation of and investment in MSRs and CRT Agreements.

Under the terms of the PMC Guarantee, holders of the 2023 Senior Notes will not be required to exercise their remedies against us before they proceed directly against PMC. PMC’s obligations under the guarantee are limited to the maximum amount that will not, after giving effect to all other contingent and fixed liabilities of PMC, result in the guarantee constituting a fraudulent transfer or conveyance. The PMC Guarantee will:

•
rank equal in right of payment to any of PMC’s existing and future unsecured and unsubordinated indebtedness and guarantees of PMC;
•
be effectively subordinated in right of payment to any of PMC’s existing and future secured indebtedness and secured guarantees to the extent of the value of the assets securing such indebtedness or guarantees; and
•
be structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) and (to the extent not held by PMC) preferred stock, if any, of PMC’s subsidiaries and of any entity PMC accounts for using the equity method of accounting.

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

September 30, 2023
(in thousands)
Loans acquired for sale at fair value	$1,025,730
Mortgage servicing rights at fair value	4,119,211
Other assets
From nonaffiliates	638,510
From PFSI	2,251
From non-issuer or non-guarantor subsidiaries	1,300,818
Total assets	$7,086,520

Total liabilities
Payable to nonaffiliates	$2,014,410
Payable to non-issuer or non-guarantor subsidiaries	3,996,448
Payable to PFSI	19,131
$6,029,989

Nine months ended September 30, 2023
(in thousands)
Net investment income
From nonaffiliates	$500,322
From PFSI	6,508
From non-issuer or non-guarantor subsidiaries (1)	(228,256)
Expenses
From nonaffiliates	23,970
From PFSI	94,325
Pre-tax income	160,279
Provision for income taxes	39,108
Net income	$121,171

(1)
Excludes equity in earnings of non-guarantor subsidiaries.

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
•
a maximum ratio of total indebtedness to tangible net worth of less than 10:1 for PMC and PMH and 8.5:1 for the Company and our Operating Partnership; and
•
at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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
•
a maximum ratio of total indebtedness to tangible net worth of 10:1; and
•
at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae.

In August 2022, the Agencies issued revised capital and liquidity requirements. Most of the requirements became effective on September 30, 2023 for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we and PLS are in compliance with Agencies’ revised requirements. The origination liquidity requirements issued by the Agencies will be effective on December 31, 2023 and risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. We believe that we and PLS are in compliance with the pending applicable requirements as of September 30, 2023.

Our Manager continues to explore a variety of additional means of financing our business, including debt financing through bank warehouse lines of credit, repurchase agreements, term financing, securitization transactions and unsecured debt and equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements

As of September 30, 2023, we have not entered into any off-balance sheet arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2023, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$293,452	$154,495	$106,221	$(113,878)	$(172,339)	$(465,122)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2023, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$223,092	$108,718	$53,676	$(52,357)	$(103,437)	$(201,939)
Prepayment speed	$203,650	$98,736	$48,632	$(47,226)	$(93,108)	$(181,071)
Annual per-loan cost of servicing	$70,991	$35,495	$17,748	$(17,748)	$(35,495)	$(70,991)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$43,030	$21,176	$10,505	$(10,343)	$(20,526)	$(40,426)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(25,997)	$(15,231)	$(6,774)	$5,491	$9,972	$13,645

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2023.

The following table provides information about our repurchases of Common Shares of beneficial interest (“Common Shares”) during the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
July 1, 2023 – July 31, 2023	—	$—	—	$74,828
August 1, 2023 –August 31, 2023	—	$—	—	$74,828
September 1, 2023 – September 30, 2023	—	$—	—	$74,828

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

As of September 30, 2023, no trustee or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	September 21, 2023

4.2

First Supplemental Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.

		8-K	September 21, 2023

4.3	Form of 8.50% Senior Notes due 2028 (included in Exhibit 4.2 hereto).	8-K	September 21, 2023

10.1	Indenture by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.2^	Series 2023-VF1 Indenture Supplement by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.3	Receivables Sale Agreement by and between PennyMac Corp. and PMT SAF Funding, LLC, dated August 10, 2023	8-K	August 16, 2023

10.4	Receivables Pooling Agreement by and between PMT SAF Funding, LLC and PMT ISSUER TRUST - FHLMC SAF, dated August 10, 2023.	8-K	August 16, 2023

10.5^

Variable Funding Note Purchase Agreement by and among PMT ISSUER TRUST – FHLMC SAF, Sheffield Receivables Company LLC, Barclays Bank PLC, Citibank, N.A., PennyMac Corp., and PMT SAF Funding, LLC, dated August 10, 2023.

		8-K	August 16, 2023

10.6^

Amendment No. 1 and Joinder, dated August 16, 2023, to the Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	August 17, 2023

10.7	Amendment No. 7 to the Base Indenture, dated as of August 16, 2023, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp. and Atlas Securitized Products, L.P.	8-K	August 17, 2023

10.8

Underwriting Agreement, dated September 18, 2023, among the Company and the Guarantor, on the one hand, and Piper Sandler & Co., as representative of the several Underwriters named therein, on the other hand

		8-K	September 21, 2023

10.9

Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust, Atlas Securitized Products, L.P., and Citibank, N.A.

*

10.10	Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of PMT ISSUER TRUST - FMSR and PMT CO-ISSUER TRUST I – FMSR.	*

10.11	Second Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among Atlas Securitized Products, L.P., PennyMac Corp., and PennyMac Holdings, LLC.	*

10.12	Second Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of Nexera Holding LLC and Citibank, N.A.	*

10.13^

Amended and Restated Base Indenture, as dated October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A, PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

*

10.14^

Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.,

*

10.15^

Amended and Restated Series 2021-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.,

*

10.16^

Amended and Restated Series 2022-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.,

*

10.17

Amendment No. 2 to Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and Atlas Securitized Products, L.P.

*

22	List of Guarantor Subsidiaries	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Operation for the quarter and six months ended September 30, 2023 and September 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended September 30, 2023 and September 30, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

^ Portions of the exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 1, 2023	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2023	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)