Form 10-K
period 2023-12-31
PennyMac Mortgage Investment Trust
filed 2024-02-22
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB	New York Stock Exchange
6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRC	New York Stock Exchange
8.50% Senior Note Due 2028	PMTU	New York Stock Exchange
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange

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

As of June 30, 2023, the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,159,710,039 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 20, 2024, there were 86,646,365 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2024 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2023

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

•
our dependence on PennyMac Financial Services, Inc., PNMAC Capital Management, LLC and PennyMac Loan Services, LLC, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•
changes in personnel and lack of availability of qualified personnel at PennyMac Financial Services, Inc., PNMAC Capital Management, LLC and PennyMac Loan Services, LLC, and their affiliates;
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

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. We conduct substantially all of our operations, and make substantially all of our investments, through our subsidiary, PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership. Certain of the activities conducted or investments made by us that are described below are conducted or made through a wholly-owned subsidiary that is a taxable REIT subsidiary (“TRS”) or through other subsidiaries of our Operating Partnership.

The management of our business and execution of our operations are performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI”). PFSI is a specialty financial services firm separately listed on the New York Stock Exchange focused on the production and servicing of loans and the management of investments related to the U.S. mortgage market. Specifically:

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

•
Our corporate segment includes management fee and corporate expense amounts and certain interest income.

Following is a summary of our segment results for the years presented:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net investment income:
Credit sensitive strategies	$232,624	$(106,772)	$323,121
Interest rate sensitive strategies	132,941	297,726	(204,665)
Correspondent production	56,239	111,078	298,925
Corporate	7,216	1,739	2,916
	$429,020	$303,771	$420,297
Pretax income (loss):
Credit sensitive strategies	$230,304	$(112,566)	$306,643
Interest rate sensitive strategies	44,593	207,802	(290,065)
Correspondent production	23,285	27,557	86,936
Corporate	(53,787)	(59,706)	(58,853)
	$244,395	$63,087	$44,661
Total assets at year end:
Credit sensitive strategies	$1,632,431	$1,614,977	$1,848,294
Interest rate sensitive strategies	10,281,904	9,991,621	7,363,878
Correspondent production	788,771	1,936,797	4,325,750
Corporate	410,781	378,169	234,786
	$13,113,887	$13,921,564	$13,772,708

In our correspondent production segment, we purchase Agency-eligible and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for loans that are eligible for sale to the Agencies under their guidelines. We then either:

•
sell Agency-eligible loans meeting the guidelines of the GSEs for sale to Fannie Mae or Freddie Mac (“GSE-Eligible Loans”) on a servicing-retained basis and retain the related MSRs;
•
sell government loans (insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture) and certain GSE-Eligible Loans on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer, for which we earn sourcing fees as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report;
•
create and issue structured MBS, retain a portion of the subordinate securities and sell the remaining senior MBS to nonaffiliates; or
•
sell loans with certain specified characteristics to banks or other investors, generally on a servicing retained basis.

Our correspondent production segment involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. During 2023, we were the largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance. As of December 31, 2023, we had 812 approved sellers with delegated underwriting authority, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Correspondent loan purchases at fair value:
GSE-Eligible Loans (1)	$46,395,294	$41,575,252	$113,667,618
Government insured or guaranteed for sale to PLS	41,103,974	46,562,853	67,702,945
Jumbo	4,234	5,029	—
Home equity lines of credit	102	132	—
	$87,503,604	$88,143,266	$181,370,563
Interest rate lock commitments issued	$91,096,344	$91,031,903	$172,953,139
Fair value of loans at year ended pending sale to:
Nonaffiliates	$497,426	$1,662,262	$3,856,030
PLS	168,303	159,671	314,995
	$665,729	$1,821,933	$4,171,025
Number of approved sellers at year-end (2)	812	722	768

(1)
The Company sells or finances a portion of its GSE-Eligible Loans to or with other investors, including PLS.
(2)
Includes only sellers with delegated underwriting authority.

The sale of loans to nonaffiliates from our correspondent production activities serves as the source of our investments in MSRs, CRT arrangements and subordinate non-Agency MBS which are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$15,936,124	$39,077,156	$110,919,477
To PennyMac Financial Services, Inc.	72,441,699	50,575,617	67,851,630
	$88,377,823	$89,652,773	$178,771,107
Net gains on loans acquired for sale	$39,857	$25,692	$87,273
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$292,527	$670,343	$1,484,629
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings (1)	—	23,485	42,256
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties (1)	—	—	28,815
Total investments resulting from correspondent activities	$292,527	$693,828	$1,555,700

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans at fair value with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

We also invest in MBS and have historically invested in ESS on MSRs acquired by PLS and distressed mortgage assets (loans and real estate acquired in settlement of loans (“REO”)). We have liquidated our investment in ESS and substantially liquidated our investment in distressed mortgage assets.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
MBS, net of sales	$542,653	$2,638,267	$932,270
ESS, net of sale	—	—	(129,304)
	$542,653	$2,638,267	$802,966

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2023	2022	2021
	(in thousands)
Credit sensitive assets:
CRT arrangements, net (1)	$1,146,299	$1,144,078	$1,686,445
Subordinate credit-linked mortgage-backed securities	301,180	177,898	—
Subordinate interests in loans held in VIEs, net of associated asset-backed financings	85,344	84,044	85,266
Distressed loans at fair value	2,131	3,457	4,161
Real estate acquired in settlement of loans	4,541	7,734	14,382
Other (2)	1,803	2,424	4,229
	1,541,298	1,419,635	1,794,483
Interest rate sensitive assets:
Agency and senior non-Agency mortgage-backed securities	4,535,112	4,284,703	2,666,768
Mortgage servicing rights at fair value	3,919,107	4,012,737	2,892,855
Net interest rate hedges	149,603	77,483	(2,546)
	8,603,822	8,374,923	5,557,077
	$10,145,120	$9,794,558	$7,351,560

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

In the acquisition of mortgage assets, we compete with specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other mortgage REITs such as Chimera Investment Corporation, Invesco Mortgage Capital Inc., Rithm Capital Corp., MFA Financial, Inc., New York Mortgage Trust, Inc., Redwood Trust Inc. and Two Harbors Investment Corp., all of which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase.

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

Financing

Following is a summary of our financing, including borrowings and the assets pledged to secure those borrowings as of December 31, 2023:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,417,336	$616,187	$62,258	$45,592	$483,185	$—	$5,624,558
Mortgage loan participation purchase and sale agreements	—	—	—	—	—	—	—
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	746,533	2,164,072	—	2,910,605
Asset-backed financings at fair value	—	—	1,336,731	—	—	—	1,336,731
Interest-only security payable	—	—	—	32,667	—	—	32,667
Total secured borrowings	4,417,336	616,187	1,398,989	824,792	2,647,257	—	9,904,561
Unsecured senior notes							600,458
Total borrowings	$4,417,336	$616,187	$1,398,989	$824,792	$2,647,257	$—	10,505,019
Shareholders' equity							1,957,090
Total financing							$12,462,109

Assets pledged to secure borrowings	$4,836,292	$659,751	$1,431,896	$1,225,658	$4,052,450	$1,905	$12,207,952
Debt-to-equity ratio:
Excluding non-recourse debt							4.7:1
Total							5.4:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Debt

Our current debt financing strategy is to finance our assets in such a way as to match the term of the liabilities used to finance them to the expected life of the underlying assets where we believe such borrowing is prudent, appropriate and available. Our borrowings are primarily collateralized borrowings in the form of sales of assets under agreements to repurchase, and asset-backed financing in the form of long-term securitized notes, including secured term financing for our MSRs and our CRT arrangements. Terms of our borrowings are summarized in Notes 14 and 15 to our consolidated financial statements included in this Report.

A significant portion of our balance sheet is comprised of longer-lived assets - such as MSRs, servicing advances, CRT arrangements and distressed loans - that have historically been less liquid, and more difficult to finance than our newly originated mortgage loans and MBS. As a result, we have historically relied on shorter-term financing arrangements, primarily sales of the assets under agreements to repurchase, to finance our longer-lived assets. As we have grown, we have financed more of our assets under longer term secured financing arrangements that more closely align the term of the borrowings with the expected life of the corresponding assets. We also rely on unsecured financing arrangements.

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

Our mortgage loan participation purchase and sale agreement facilities are both committed and uncommitted facilities. Mortgage loan participation purchase and sale certificates do not contain margin call provisions. However, in the event the purchasers of the securities fail to settle the purchase, we are obligated to purchase the securities from the lender.

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

Long-term debt

Notes payable secured by CRT arrangements and MSRs

Our notes payable secured by CRT arrangements and MSRs represent long-term financing of our CRT and MSR assets and include:

•
$1.0 billion in secured term notes issued to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and syndicated secured term loans issued to banking entities. The term notes are secured by MSR participation certificates on Fannie Mae loans that are pledged to a subsidiary trust that has also issued variable funding notes (“VFNs”) that may be financed with certain lenders in the form of sales of assets under agreements to repurchase. VFNs are typically used to finance a portion of the fair value of MSR participation certificates held by the subsidiary trust in excess of the fair value required to collateralize the secured term notes and term loans. The term notes and term loans include margin call provisions that require us to maintain a certain advance rate based on the fair value of the underlying MSR participation certificates. As the fair value of the underlying MSRs is subject to periodic fluctuation, we may be required to either pledge additional MSR participation certificates or cash to the subsidiary trust when the fair value of the MSR participation certificates decreases even though the borrowings have a long-term maturity.
•
$1.1 billion in various credit agreements secured by Freddie Mac MSRs.
•
$748 million of term notes secured by our investment in CRT assets issued to qualified institutional buyers under Rule 144A of the Securities Act. These term notes do not include margin call provisions. However, these term notes must be repaid based on the amortization of the CRT assets that collateralize them. These term notes have maturities ranging from February 2024 through May 2025. A portion of these term notes have terms that provide for optional extensions of two years under conditions provided in the respective agreements.

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

Because we hold substantially all of the subordinate securities created in these transactions and we or PLS service the underlying loans, we include the assets of the issuing trust on our consolidated balance sheet, in Loans at fair value. We also include the securities issued to nonaffiliates by the issuing trusts as Asset-backed financings at fair value on our consolidated balance sheet.

This debt is repaid by the issuing trust from the cash flows received on the loans underlying these subordinate securities. Cash flows from those loans represent the sole source of repayment of this debt and the holders of this debt have no recourse to other assets on our consolidated balance sheet. The maturities of these financings are based on the loan(s) with the latest maturity of the loans in the issuing subsidiary trusts.

Interest-only security payable

One of the classes of the securities issued by the trusts relating to our investments in CRT arrangements is an interest-only security that we issued to a nonaffiliate. As discussed in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, we consolidate the trusts that issue the securities underlying our investments in the CRT arrangements. As part of the consolidation of the CRT arrangements, we recognize this interest-only security as debt on our consolidated balance sheet.

This debt is repaid by the issuing trust from the cash flows based on the reference loans underlying these securities. Cash flows from those loans represent the sole source of repayment of this security and its holder has no recourse to other assets on our consolidated balance sheet.

Unsecured senior notes

Exchangeable senior notes

Our subsidiary, PennyMac Corp. (“PMC”), has issued $555 million in outstanding exchangeable senior notes with maturities through March 2026. The exchangeable senior notes are unsecured obligations. The exchangeable senior notes are exchangeable into 40.101 PMT common shares per $1,000 principal amount for the notes maturing on November 1, 2024 and 46.1063 PMT common shares per $1,000 principal amount for the notes maturing on March 15, 2026, subject to adjustment upon the occurrence of certain events. The exchangeable senior notes bear interest at 5.50%.

2023 senior notes

In September 2023, we issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028. The 2023 senior notes bear interest at a rate of 8.50% per year. The 2023 senior notes are fully and unconditionally guaranteed on a senior unsecured basis by our subsidiary, PMC, including the due and punctual payment of principal and interest on the 2023 senior notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

On or after September 30, 2025, we may redeem for cash all or any portion of the 2023 senior notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Equity

Our shareholders’ equity includes both common and cumulative preferred shares, partially offset by our accumulated deficit as summarized below:

	December 31,
	2023	2022	2021
	(in thousands)
Paid-in capital
Preferred shares	$541,482	$541,482	$541,482
Common shares	1,924,303	1,948,155	2,082,706
	2,465,785	2,489,637	2,624,188
Accumulated deficit	(508,695)	(526,822)	(256,670)
	$1,957,090	$1,962,815	$2,367,518

We actively manage our equity financing and endeavor to obtain an equity structure that optimizes the returns to our common shareholders. This approach to managing our equity includes supplementing our common shares with issuances of preferred shares and common share repurchase activities. At December 31, 2023, we had $200 million of common shares available for issuance under our at-the-market equity offering program and $73 million authorized for share repurchases.

Following is a summary of our repurchases of common shares:

Year ended December 31,	Share repurchases
(in thousands)
2023	$28,490
2022	$87,992
2021	$56,855

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

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Item 1A. of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 20% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

Our and our Servicer’s loan production and loan servicing operations are regulated at the state level by state licensing authorities and administrative agencies. Our Servicer’s employees who engage in regulated activities must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review. Our Servicer’s servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands. From time to time, we or our Servicer receive requests from states and Agencies and various investors for records, documents and information regarding our policies, procedures and practices regarding our loan production and loan servicing business activities, and undergo periodic examinations by federal and state regulatory agencies.

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
•
the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers; and
•
the National Flood Insurance Reform Act of 1994, which provides for lenders to require borrowers/owners of properties in special flood hazard areas to purchase flood insurance for such properties, or for lenders to purchase flood insurance on behalf of such borrowers/owners.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that we believe are competitive with those charged by other primary servicers and specialty servicers. PLS acted as the servicer for loans with an unpaid principal balance totaling approximately $607.2 billion, of which $232.7 billion was subserviced for us as of December 31, 2023.

Human Capital Resources

All of our senior officers are employees of PFSI or its affiliates and we have seven employees. Our long-term growth and success is highly dependent upon PFSI’s employees and PFSI’s ability to maintain a diverse, equitable and inclusive workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, PFSI strives to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

PFSI had approximately 3,900 domestic employees as of the end of fiscal year 2023. In addition, as of the end of fiscal year 2023, PFSI’s workforce was 51.8% female and 48.2% male, and the ethnicity of PFSI’s workforce was 44.3% White, 23.4% Hispanic or Latino, 14.0% Black or African American, 14.2% Asian and 4.1% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, Two or More Races, and Not Specified as defined in its EE0-1 Report filed with the Department of Labor).

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

Diversity, Equity and Inclusion

We and PFSI believe that building a diverse, equitable and inclusive, high-performing workforce where PFSI’s employees bring varied perspectives and experiences to work every day creates a positive influence in PFSI’s workplace, community and business operations. Our Board of Trustees, our Nominating and Corporate Governance Committee, our Compensation Committee, and our Risk Committee provide regular oversight of our and PFSI’s corporate sustainability program, including our diversity, equity and inclusion programs and initiatives. We and PFSI are also taking proactive measures to strategically and sustainably advance equity in the workplace through Business Resource Groups (“BRGs”), a diversity initiatives, mentorship programs, and external partnerships with organizations such as the Mortgage Bankers Association and the National Association of Minority Mortgage Bankers of America. We and PFSI also established leadership goals and created customized initiatives that focus on PFSI’s continued effort to increase the number of women and underrepresented minorities in management positions throughout the company and its business divisions. As it relates to PFSI’s inclusive culture, PFSI established the following BRGs to emphasize career growth, networking, and learning opportunities for employees and allies with shared backgrounds and experiences: the BOLD BRG (for Black and African American employees and allies), the HOLA BRG (for Hispanic, Latino and Latinx employees and allies), the InspirASIAN BRG (for Asian American and Pacific Islander employees and allies), the Pennymac PRIDE BRG (for LGBTQIA employees and allies), the SERVE BRG (for veteran and military family employees and allies), and the wEMRG BRG (for women employees and allies). We and PFSI also foster a more inclusive culture through a variety of initiatives, including corporate training, special events, community outreach and corporate philanthropy.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge at www.pennymacmortgageinvestmenttrust.com through the investor relations section of our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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
•
CFPB and state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and reputational harm that results from such actions.
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
•
Our correspondent production activities depend, in part, upon PLS’ and other PFSI subsidiaries’ ability to adapt to and implement technological changes and to successfully develop, implement and protect their proprietary technology.
•
We are not an approved Ginnie Mae issuer and an increase in the percentage of government loans we acquire could be detrimental to our results of operations.
•
Cybersecurity risks, cyber incidents and technology failures may adversely affect our and our Manager’s business by causing a disruption to our or our Manager’s operations, a compromise or corruption of our or our Manager’s confidential information or personal customer information, and/or damage to our or our Manager’s business relationships, all of which could negatively impact our financial results.
•
Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.
•
A portion of our investments is in the form of residential loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.
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

Interest rates are highly sensitive to many factors, including United States monetary policies, domestic and international economic and political considerations and other macroeconomic conditions such as inflation, consumer confidence and demand. Interest rate fluctuations present a variety of risks to our operations. For example, federal fund rate increases in 2022 and 2023 by the Federal Reserve to address rising inflation negatively impacted our correspondent production business. Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as any derivative financial instruments that we utilize for hedging purposes. In addition, MBS liquidity and interest rates may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. Interest rates in 2022 and 2023 negatively impacted our loan production volumes, and further fluctuations in interest rates could further materially and adversely affect our correspondent production activities.

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may result in margin calls requiring us to post additional collateral, affect borrower default rates and impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs. Any such scenario could materially and adversely affect us.

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A prolonged economic slowdown, a recession, high unemployment or declining real estate values significantly increase the likelihood that borrowers may default on their debt service obligations and that we will incur losses on our investments in the event of a default on a particular investment because the fair value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize.

A significant deterioration in macroeconomic conditions could also reduce the amount of disposable income consumers have and negatively impact the consumers’ ability to take out new loans and repay existing loans. These factors may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage, real estate and financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, pandemics, climate change, the availability and cost of credit and the mortgage and real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward.

Mortgage markets may be affected by changes in the lending landscape, defaults, credit losses and liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance of our investments, reduce our loan production volume, lower our margins, reduce the profitability of servicing mortgages or adversely affect our ability to sell loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Correspondent production activities include purchasing residential loans from approved mortgage originators, pooling Fannie Mae and Freddie Mac loans into Agency MBS securities and selling loans. Correspondent production purchases loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. The liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. Any significant disruption or period of illiquidity in the MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period.

Furthermore, we would remain contractually obligated to fund loans under our outstanding interest rate lock commitments (“IRLCs”) without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we could be required to hold a larger inventory of loans than we have committed facilities to fund, or we may be required to repay a portion of the debt secured by these assets, all of which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. PLS and the service providers it uses, including outside counsel retained to process foreclosures and bankruptcies, must also comply with these legal requirements.

Our failure or the failure of PLS to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions, reputational damages, increased costs of doing business, reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, foreclosure process delays, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Because neither we nor PLS is a federally chartered depository institution, we generally do not benefit from federal pre-emption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements and must comply with state licensing and compliance requirements in all 50 states, the District of Columbia and other U.S. territories. These state rules and regulations generally provide for, but are not limited to: originator, servicer and debt collector licensing requirements, requirements as to the form and content of contracts and other documentation, employee licensing and background check requirements, fee requirements, interest rate limits, and disclosure and record-keeping requirements.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a compliance program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers with which we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain lenders, if they are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

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

The outcome of the 2024 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that any government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. On November 3, 2023, FSOC revised its guidance governing the potential designation of nonbank financial companies for supervision by the Federal Reserve Board and application of prudential standards and an “analytic framework” for identifying, assessing, and responding to financial stability risks that could facilitate new nonbank financial company designations. Also, on August 17, 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that commenced in 2023. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition, liquidity and results of operations.

CFPB and state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and reputational harm that results from such actions.

The CFPB and state regulators have regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The current CFPB administration has stated its intention to aggressively supervise, investigate and, where it deems appropriate, bring enforcement actions against lenders and servicers the CFPB believes are engaged in activities that violate federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase.

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

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. We acquire loans from mortgage lenders through our correspondent production activities that qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and profit margin.

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

Under certain Agency capital rules, loans sourced from loan aggregators, such as ourselves, have higher capital requirements and we may incur higher Agency fees for third-party originated loans that we aggregate and deliver to the

Agencies as compared to individual loans delivered by third-party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales for their own accounts, our business, liquidity, financial condition and results of operations could be materially and adversely affected.

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

We and our servicer are subject to minimum financial eligibility requirements established by the Agencies, as applicable. For example, on August 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that commenced in 2023. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we and PLS are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our or its business and significantly impede us and PLS, as non-bank mortgage lenders, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or PLS, which could cause us or PLS to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2023, we had $10.5 billion of total indebtedness outstanding (approximately $9.9 billion of which was secured) and up to $5.9 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

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
•
make us more vulnerable to economic downturns, adverse industry conditions or catastrophic events;
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

Specifically, we have financed certain of our investments through repurchase agreements, pursuant to which we may sell securities or loans to lenders (i.e., repurchase agreement counterparties). CRT investments have been financed through term notes and repurchase agreements. Unlike MBS and other investments, we finance under repurchase agreements, our CRT investments are generally more illiquid and subject to greater fluctuations in fair value and the term notes we issue to finance these assets may not be callable and may otherwise prohibit the disposition of the assets securing the financing.

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

We are also dependent on a limited number of banking institutions and private equity firms to extend us credit on terms that we have determined to be commercially reasonable. These banking institutions and private equity firms are subject to their own risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain financial firms have already exited the mortgage lending market, and others financial firms may decide to exit the mortgage lending business in the future. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

Failures at financial institutions at which we deposit funds or maintain investments could adversely affect us.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts. We also hold investments and settled funds in accounts at financial institutions acting as brokers or custodians. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. There was significant volatility and instability among banks and financial institutions in 2023 that led to the failure of Silicon Valley Bank. For example, for a period of time, customers of the Silicon Valley Bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of federally insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties.

We are subject to risks associated with the discontinuation of LIBOR, including its impact on our Series A Preferred Shares and Series B Preferred Shares.

The discontinuation of LIBOR could have a significant impact on our business activities, including, but not limited to, agreements or instruments underlying our financing arrangements, and securities and liabilities with fallback language that seeks to ensure economic equivalence with our financing arrangements and securities prior to the discontinuation of LIBOR. Furthermore, the transition away from widely used benchmark rates like LIBOR has resulted and may continue to result in customers, investors and other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes, which may result in litigation or legal proceedings that adversely affect our business, financial condition, liquidity and results of operations.

More specifically, as a result of the cessation of representative USD LIBOR and subsequent legislation and rulemaking, the Articles Supplementary for each of our Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) require that the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, be calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares will continue to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, at their fixed rate then in effect and will not transition to floating reference rates. As certain of the investors in the Series A Preferred Shares and Series B Preferred Shares have challenged our interpretation of the Articles Supplementary and applicable law, there can be no assurance that any challenges may not result in litigation or legal proceedings that adversely affect our business, financial condition, liquidity and results of operations.

We are subject to market risk and declines in credit quality and changes in credit spreads, which may adversely affect investment income and cause realized and unrealized losses.

We are exposed to the credit markets and subject to the risk that we will incur losses due to adverse changes in credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit risks. Adverse changes to these spreads may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in our credit quality, credit quality related to specific issuers or specific industries, and a general weakening in the economy, all of which are typically reflected through credit spreads. Credit spreads vary (i.e., increase or decrease) in response to the market’s changing perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by third-party rating agencies. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on our investments.

A decline in credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the yield of the assets that are being replaced. An increase in credit spreads could have an adverse effect on the fair value of our investment portfolio by decreasing the fair values of investments in our investment portfolio that are sensitive to changes in credit spreads. Any such scenario could materially and adversely affect our business.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

We pursue hedging strategies in a manner that is consistent with the REIT qualification requirements to reduce our exposure to interest rate fluctuations. The strategies are intended to mitigate the effect of interest rate fluctuations on the fair value of the assets at our TRS as well as debt used to acquire or carry real estate assets at entities other than our TRS. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily prepayment exposure on our MSR investments as well as IRLCs and our inventory of loans held for sale as well as MBS and CRTs. For example, with respect to our IRLCs and inventory of loans held for sale, we may use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. In addition, with respect to our MSRs, we may use MBS forward purchase and sale contracts to address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and market conditions. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

•
interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•
available interest rate hedging instruments may not correspond directly with the interest rate risk for which protection is sought;
•
the duration of the hedge may not match the duration of the related liability or asset;
•
the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•
the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay;
•
the federal tax regulations applicable to REITs limit our hedge activity outside of the TRS to hedging interest rate fluctuations with respect to debt used to acquire or carry real estate assets; and
•
we may fail to recalculate, re‑adjust and execute hedges in an efficient manner.

While we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. Further, a liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Therefore, any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows.

Our correspondent production activities could subject us to increased risk of loss.

In our correspondent production activities, we acquire newly originated loans from mortgage lenders and sell or securitize those loans to or through the Agencies, PLS or other third-party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation. PLS may not be able to continue to source sufficient loan acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such loans, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these loans and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our correspondent production activities depend, in part, upon PLS’ and PFSI’s ability to adapt to and implement technological changes and to successfully develop, implement and protect their proprietary technology.

Our success in the mortgage industry is highly dependent upon the ability of PLS and PFSI to adapt to constant technological changes, successfully enhance their current information technology solutions through the use of third-party and proprietary technologies, and introduce new solutions and services that more efficiently address our needs.

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

While we anticipate that PLS’ and PFSI’s cloud-based system will increase scalability and produce other efficiencies, there can be no assurance that PLS’ and PFSI’s cloud-based system will prove to be effective or that such correspondent sellers will easily adapt to PLS’ and PFSI’s cloud-based system. Any failure to effectively or timely transition to the new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital expenditures by PLS and PFSI. As these technological advancements increase in the future, PLS and PFSI will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS and PFSI to protect its technologies and such litigation is time consuming and costly.

Any failure of PLS and other PFSI subsidiaries to develop, implement, execute or maintain its technological capabilities and any litigation costs associated with the protection of its technologies could adversely affect PLS and other PFSI subsidiaries and their ability to effectively perform their loan production and servicing activities on our behalf, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and an increase in the percentage of government loans we acquire could be detrimental to our results of operations.

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 47% of our purchases in fiscal year 2023. We are not approved as a Ginnie Mae issuer and rely on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion of government loans. Any significant increase in the percentage of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Cybersecurity risks, cyber incidents and technology failures may adversely affect our and our Manager’s business by causing a disruption to our or our Manager’s operations, a compromise or corruption of our or our Manager’s confidential information or personal customer information, and/or damage to our or our Manager’s business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our or our Manager’s information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our or our Manager’s information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships.

As our and our Manager’s reliance on rapidly changing technologies has increased, so have the risks posed to our and our Manager’s information systems, both internal and those provided to us or our Manager by third-party service providers such as cloud-based computing service providers. System disruptions and failures caused by unauthorized intrusion, malware, natural disasters and other similar events may interrupt or delay our or our Manager’s ability to provide services to our customers or investors.

Despite our and our Manager’s efforts to ensure the integrity of our and our Manager’s systems and our and our Manager’s investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We and our Manager also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with third party service providers. Our and our Manager’s data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We and our Manager are also held accountable for the actions and inactions of our or our Manager’s third-party vendors regarding cybersecurity and other consumer-related matters.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss, loss of confidence in our or our Manager’s security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our or our Manager’s reputation, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Technology disruptions or failures, including a failure in our information systems or those of third parties with whom we or our Manager does business, could disrupt our or our Manager’s business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

Many of our and our Manager’s services are dependent on the secure, efficient, and uninterrupted operation of our and our third parties’ technology infrastructure and information systems. Our and our Manager’s information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We and our Manager have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, health pandemics, strikes, and other similar events, and contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our or our Manager’s ability to provide services to our customers or investors, and could also impair the ability of third parties to provide critical services. If our or our Manager’s operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our or our Manager’s business.

Our and our Manager’s services rely on software and services from third-party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of services and adversely impact our results of operations and financial condition.

We and our Manager license third-party software and depend on services from various third parties for use in our and our Manager’s services. For example, we and our Manager rely on third-party vendors for cloud-based systems and for certain mortgage production and servicing applications. Third-party software applications, products and services are constantly evolving, and we and our Manager may not be able to maintain or modify our or our Manager’s information services to ensure its compatibility with third-party offerings following development changes. In addition, some of our or our Manager’s competitors, partners, or other service providers may take actions that disrupt the inter-operability of our or our Manager’s business with their own products or services, or exert strong business influence on our or our Manager’s ability to, and the terms on which we or our Manager operates our or its business. Loss of the right to use any third-party software or services could result in decreased functionality of our or our Manager’s services until equivalent technology is either developed by us or our Manager or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulations and conflicting legal requirements.

We and our Manager receive, transmit and store a large volume of personally identifiable information and other user data. Moreover, there are various federal and state laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information that could give rise to liabilities. Federal privacy requirements such as those under the Gramm-Leach-Bliley Act and Fair Credit Reporting Act are within the regulatory and enforcement authority of the CFPB and Federal Trade Commission. We and our Manager are also subject to a variety of state laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, such as the California Consumer Privacy Act and the California Privacy Rights Act that provide data privacy rights for California consumers, including a private rights of action against businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Failure to comply with any of these privacy laws could result in enforcement actions, including fines and public censure that could result in serious harm to our and our Manager’s reputation and have a material adverse effect on our business, financial condition and results of operations and ability to make distributions to our shareholders.

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have previously entered into CRT arrangements with Fannie Mae, whereby we sold pools of loans into Fannie Mae guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our CRT-related investments subject us to credit risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, which is greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, pandemics, war or terrorist attack. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

A portion of our investments is in the form of residential loans, and the loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We invest in residential loans that are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss. Our investments in loans also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) general and local economic conditions; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) increases in property taxes and operating expenses; (vi) changes in zoning laws; (vii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (viii) casualty or condemnation losses; (ix) uninsured damages from floods, earthquakes or other natural disasters; (x) limitations on and variations in rents; (xi) fluctuations in interest rates; (xii) fraud by borrowers, originators and/or sellers of loans; (xiii) undetected deficiencies and/or inaccuracies in underlying loan documentation and calculations; and (xiv) failure of the borrower to adequately maintain the property. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent.

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

In the event of the bankruptcy of a loan borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Any loss we incur may be significant and could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and loans that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs and assumptions used to determine MSR fair value. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make distributions to our shareholders. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant input to our cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge that would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners when we collect payments from the borrower. Our expectation of delinquencies is also a significant input underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and has decreased when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue, in a manner that is consistent with our qualification as a REIT, various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activities will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us.

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

PCM is authorized by our board of trustees to follow very broad investment policies and, therefore, it has great latitude in determining the types of assets that are proper investments for us, as well as in making individual investment decisions. PCM may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Although our board of trustees relies on information provided to it by PCM for its investment review, it does not review or approve each proposed investment by PCM unless it falls outside our investment policies or constitutes a related party transaction. Furthermore, PCM may use complex strategies, and transactions entered into by PMT or by PCM on behalf of PMT may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We also may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than our current investments or the currently contemplated investments. Changes in our investment strategies and policies and targeted asset classes may expose us to new risks or increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, and this could materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

Investments in subordinate loans and subordinate or credit-linked MBS could subject us to increased risk of losses.

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

If the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses. The fair value of subordinate loans or subordinate or credit-linked investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. In addition, the liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

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

Our investments in MSRs, CRT, and securities and loans held in consolidated variable interest entities may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility and can be more difficult to value as a ready market does not exist. The contractual restrictions on transfer or the illiquidity of certain of our investments, including subordinate securities we are required to hold under applicable risk retention rules, may make it difficult for us to sell such investments if the need or desire arises, which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

Fair values of many of our investments are estimates and the realization of reduced values from our recorded estimates may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from the values we ultimately realize. Ultimate realization of the fair value of an asset depends to a great extent on economic and other conditions that change during the period over which the investment is held and are beyond the control of PCM, us or our board of trustees. Further, for certain investments that are not actively traded, fair value is an estimate based on good faith judgment of the price at which an investment can be sold since transacted prices of investments can only be determined by negotiation between a willing buyer and seller.

In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the fair value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods.

PCM utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the illiquidity and complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. If any third-party information is intentionally or negligently misrepresented and such misrepresentation is not detected, then our model and data results could be materially impacted. Models and data are used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

We are externally advised and managed by PCM, a subsidiary of PFSI, and we also have other separate contract agreements with other PFSI subsidiaries, such as PLS, to provide various services. Under our management agreement, PCM makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services impact our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these contractual agreements because we have limited in-house capabilities to perform the activities independently.

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

The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us. Pursuant to our loan servicing agreement, PLS provides us with prime and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of loans is critical to our success, particularly given our large investment in MSRs or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of MSRs and loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

On our behalf, PLS may also refinance performing loans and originate new loans to facilitate the disposition of real estate that we acquire. In order to provide PLS with an incentive to produce such loans, PLS is entitled to receive origination fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancing with a third-party lender, either of which might give rise to a potential or perceived conflict of interest.

Termination of our management agreement is difficult and costly.

It is difficult and costly to terminate, without cause, our management agreement. Our management agreement provides that it may be terminated by us without cause under limited circumstances with the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking services agreement or certain other of our related party agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in any case we would be required to pay to PCM a significant termination fee. As a result, our desire or ability to terminate any of our related party agreements may be adversely affected to the extent such termination would trigger the right of PCM to terminate the management agreement and our obligation to pay PCM a significant termination fee.

Our relationship with PFSI, PCM and PLS may result in conflicts of interest.

Although our agreements with PFSI’s subsidiaries, PCM and PLS, provide us with certain exclusivity and other rights and we and PCM have adopted policies to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. In addition, PCM, its affiliates and other entities or accounts that may be managed by PCM or an affiliate in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM, its affiliates or such other entities.

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between activities of PFSI and the management of us, and the loss of the services of our Manager’s management team could adversely affect us.

Pursuant to our management agreement, our Manager is obligated to provide us with the services of its senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with our level of activity. The members of our Manager’s senior management team may have conflicts in allocating their time and services between the operations of PFSI and our activities, and other entities or accounts that they may manage in the future. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

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

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by our environmental, social, governance and other corporate sustainability practices (“Corporate Sustainability”). In addition, various private third-party organizations have developed ratings processes for evaluating companies on their approach to Corporate Sustainability matters. These third-party Corporate Sustainability ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable Corporate Sustainability ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our common share price and ability to raise capital, and adversely affect our results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations and assumptions, as well as accounting rule misinterpretations, could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of our common shares.

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

If the fair value or income potential of our residential loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of many of our investments. We may have to make investment decisions, including the liquidation of investments at a disadvantageous time or on unfavorable terms, that we otherwise would not make absent our REIT and Investment Company Act considerations, and such liquidations could have a material adverse effect on our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to lose our REIT status in any taxable year, corporate-level income taxes, including applicable state and local taxes, would apply to all of our taxable income at federal and state tax rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on share repurchases (and certain economically similar transactions), effective for taxable years beginning after December 31, 2022. Any such tax liabilities could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in a TRS may not represent more than 20% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation. In addition, although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion.

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

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders in the future or that the level of any future distributions will achieve a market yield or increase or even be maintained over time, or that future dividends might not be a combination of common shares and cash, as permitted under IRS guidelines, any of which could materially and adversely affect the market price of our common shares.

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

We acquire and/or expect to acquire in the secondary market debt instruments that we may significantly modify for less than their face amount, MBS issued with original issue discount, MBS acquired at a market discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time or we may record a capital loss in a disposition of such asset, but our ability to benefit from that bad debt deduction or capital loss would depend on our having taxable income or capital gains, respectively, in that later taxable year or a subsequent taxable year. This possible “income early, losses later” phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

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

General Risk Factors

Our and our Manager’s risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we and our Manager are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, climate risk and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We and our Manager also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our and our Manager’s risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our and our Manager’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation. This framework includes divisions or groups dedicated to enterprise risk management, credit risk, climate risk, corporate sustainability, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

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

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. We compete in our investment activities with other mortgage REITs, specialty finance companies, private funds, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring mortgage assets. In addition, financial institutions, mortgage lenders and servicers are becoming increasingly competitive in the acquisition of newly originated loans. Many of these institutions have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. Our correspondent production activities may generate lower volumes and/or margins as more competitors enter this market.

Future issuances of debt securities, which would rank senior to our common shares, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares, may materially and adversely affect the market price of our common shares.

We may rely on additional common and preferred equity issuances to fund our business, which may rank senior and/or be dilutive to our current shareholders, or on additional forms of debt financing that rank senior to our common shares and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. For example, our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares. In addition, upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares.

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We also have an effective shelf registration statement allowing us to issue additional common shares, preferred shares and debt securities, including, without limitation, common shares through our “at-the-market” equity program and, as of December 31, 2023, we have approximately $200 million of common shares available for issuance under that program.

We also may issue from time to time additional common shares in connection with portfolio or business acquisitions and may grant demand or piggyback registration rights in connection with such issuances. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict the effect, if any, of future issuances of our common shares, preferred shares, debt securities or equity-based securities or the prospect of such issuances on the market price of our common shares. Issuances of a substantial amount of such securities, or the perception that such issuances might occur, could depress the market price of our common shares.

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

There can be no assurance that we will be able to generate sufficient cash to pay our operating expenses and make distributions to our shareholders. For example, in fiscal year 2023, we reported a net gain attributable to common shareholders of $157.8 million. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

Our and our Manager’s cybersecurity and related controls, policies and procedures (“Cybersecurity Program”) are critical business functions protecting our and our Manager’s enterprise information systems, data and business operations from external and internal threats. The Cybersecurity Program prioritizes detection, analysis, response and prevention to known, anticipated or unexpected cybersecurity threats, with regular internal and third-party assessments and enterprise risk management governance reviews. The Cybersecurity Program is informed by the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework standard, which our Manager uses to assist with our overall enterprise risk management framework, along with our compliance requirements under federal and state cybersecurity and related regulations. We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. Our Risk Factors include further detail about our material cybersecurity risks.

Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) each have over 24 years of information system experience and are primarily responsible for implementing the Cybersecurity Program and managing our information security personnel and consultants. The CIO has served in a variety of information technology leadership positions in the finance industry and holds a Bachelor of Science in Electrical Engineering. The CISO served in a variety of cybersecurity operations, cybersecurity architecture, and critical infrastructure cybersecurity enhancement programs in the finance industry, the utility industry and in government and holds a Bachelor of Science in Management Information Systems and Decision Sciences.

The Cybersecurity Program is integrated into our and our Manager’s enterprise risk management framework that assesses, identifies and protects our and our Manager’s enterprise information systems, data and business operations from various security threats and contains the following elements:

•
Information Security Risk Assessment - Conducting internal and external risk and control assessment, quality control and assurance testing.
•
Identity and Access Management - Managing enterprise identity and access control systems.
•
Security Architecture - Managing security architecture, including secure code deployment standards, architecture security reviews, and cybersecurity advisory support.
•
Security Engineering - Designing, implementing and operating security technologies, including but not limited to malware protections, security event and incident management, data loss prevention, and phishing defenses.
•
Security Operations - Ensuring continuous operational coverage of security events and alerts, maintaining and executing processes for triage, containment, investigation and escalation/communication and threat intelligence.
•
Attack Surface Management - Managing vulnerability and patch management, network penetration testing, application security testing and exercises, including cyber-attack simulations and tabletop exercises with senior management to detect control gaps.
•
Third-Party Assessments - Coordinating, reviewing and analyzing third-party providers’ assessments of the Cybersecurity Program. Internal Audit may also perform a periodic cybersecurity program audit that may be supported by external consulting firms.
•
Third-Party Service Provider Reviews – Identifying and reviewing material risks from cybersecurity threats associated with certain third-party service providers.

Information Security Monitoring and Incident Reporting

We and our Manager continuously monitor our enterprise information systems and user activity to detect anomalous activity and identify potential security related incidents. Our cybersecurity monitoring and incident reporting program is informed by NIST guidelines and is internally and externally monitored. When a potential cybersecurity incident is detected, we and our Manager gather the necessary information to classify the incident by type and severity and activate containment plans and response teams depending on the nature of the incident. Cybersecurity incidents that may impact enterprise business operations, compromise critical systems or result in unauthorized access to critical data will be escalated to the CISO and an internal incident response team comprised of senior IT, business operations and compliance personnel to coordinate any internal and external responses. The CISO and the internal incident team will also elevate any material cybersecurity incidents or unauthorized occurrences that jeopardize the confidentiality, integrity or availability of enterprise information to senior management and the board of trustees.

Enterprise Risk Management Framework and Governance

The Cybersecurity Program is integrated with our and our Manager’s enterprise risk management framework and is primarily managed by the CIO, the CISO, and other information security personnel and consultants, and is overseen by risk management, internal audit, senior management and the board of trustees to ensure the confidentiality, integrity and the availability of the Company’s enterprise information systems, data and business operations. The Cybersecurity Program utilizes specialized third-party cybersecurity service providers to periodically perform penetration testing across certain internet-facing and business critical applications as well as external and internal network penetration tests.

Our and our Manager’s Enterprise Risk Management unit separately provides independent oversight and monitoring of the Cybersecurity Program through periodic quality control testing and regulatory compliance verification of the Cybersecurity Program’s controls. Our Internal Audit unit is an independent corporate function reporting to the board of trustees’ Audit Committee that also reviews the effectiveness of the Cybersecurity Program and whether it is effectively integrated into our and our Manager’s overall enterprise risk management framework. Additionally, our and our Manager’s Enterprise Risk Management and Internal Audit units may from time to time separately engage consulting services to perform independent cybersecurity controls audits and provide expert guidance.

Board of Trustees Oversight

The board of trustees oversees our cybersecurity risks by periodically evaluating cybersecurity reports from senior management, including the CIO and CISO, as well as reports from the board committees and third-party consultants. The Risk Committee oversees our enterprise risk management framework including risks associated with data security, cybersecurity, IT infrastructure, and data privacy. The Audit Committee oversees the internal and external auditors’ review of our cybersecurity risks.

Management Oversight

Senior management’s Technology Committee includes the CIO, the CISO and other senior executives who oversee the Company’s enterprise IT infrastructure and ensures that our enterprise information systems are protected from internal and external cybersecurity threats by monitoring cybersecurity controls, risk assessments and information system reports. The Technology Committee, the CIO and the CISO periodically provide cybersecurity reports about our Cybersecurity Program to senior management’s Executive Committee and the board of trustees and its Risk Committee.

Item 2. Properties

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of Pennymac, at 3043 Townsgate Road, Westlake Village, California, 91361.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal actions, claims or proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 20, 2024, our common shares were held by 143 registered holders.

We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This is one requirement to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I, Item 1A. of this Report in the section entitled “Risk Factors”. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2023.

Repurchase of our Common Shares

The following table summarizes repurchase activity for PMT common shares of beneficial interest (“Common Shares”) repurchase activity for the quarter ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
October 1, 2023 – October 31, 2023	136	$10.82	136	$73,353
November 1, 2023 – November 30, 2023	—	$—	—	$73,353
December 1, 2023 – December 31, 2023	—	$—	—	$73,353

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements (“CRT Agreements”) and CRT strips that absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only ("IO") and principal-only ("PO") stripped MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

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

During the year ended December 31, 2023, we purchased newly originated prime credit quality residential loans with fair values totaling $87.5 billion as compared to $88.1 billion and $181.4 billion for the years ended December 31, 2022 and December 31, 2021, respectively, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or insured or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During the year ended December 31, 2023, our sales of loans to PLS also included $31.1 billion in in unpaid principal balance (“UPB”) of conventional loans in order to allow us to optimize our use and allocation of capital.

Our loan sales volume included $72.4 billion, $50.6 billion and $67.9 billion of loans we sold to PLS during the years ended December 31, 2023, 2022 and 2021, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the years ended December 31, 2023, 2022 and 2021 we received sourcing fees totaling $7.2 million, $5.0 million and $6.5 million, respectively.

We operate our business in four segments: Credit sensitive strategies, Interest rate sensitive strategies, Correspondent production and our Corporate operations, as described below.

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We have not entered into any CRT arrangements since 2020. We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at December 31, 2023.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We purchased approximately $87.3 million of subordinate credit-linked MBS during the year ended December 31, 2023. We held subordinate credit-linked MBS with fair values totaling approximately $301.2 million at December 31, 2023.

As the result of the Company’s consolidation of the variable interest entities that issued certain subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include the loans underlying these transactions with UPB totaling approximately $1.7 billion on our consolidated balance sheet as of December 31, 2023.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the year ended December 31, 2023, we purchased $16.3 million of MSRs and received approximately $292.5 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.9 billion of MSRs at fair value at December 31, 2023.
•
REIT-eligible Agency, senior non-Agency, IO and PO stripped MBS. We purchased approximately $559.0 million of Agency fixed-rate pass-through securities and senior non-Agency MBS, net of sales during the year ended December 31, 2023. We held Agency fixed-rate pass-through, senior non-Agency, IO stripped and PO stripped MBS with fair values totaling approximately $4.5 billion at December 31, 2023.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of most of our investments in MSRs, non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$15,936,124	$39,077,156	$110,919,477
To PennyMac Financial Services, Inc.	72,441,699	50,575,617	67,851,630
	$88,377,823	$89,652,773	$178,771,107
Net gains on loans acquired for sale	$39,857	$25,692	$87,273
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$292,527	$670,343	$1,484,629
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings (1)	—	23,485	42,256
Purchase of subordinate bonds backed by previously-sold loans secured by investment properties (1)	—	—	28,815
Total investments resulting from correspondent activities	$292,527	$693,828	$1,555,700

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans at fair value, with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

Taxation

We believe that we qualify to be taxed as a REIT and as such will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet applicable REIT asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year that we lose our REIT qualification.

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs that are significant to determining the respective asset's or liability’s fair value. These levels are:

		December 31, 2023
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
1	Prices determined using quoted prices in active markets for identical assets or liabilities.	$174,374	1%	9%
2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	6,856,249	52%	350%
3	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	5,259,582	40%	269%
	Total assets measured at or based on fair value (3)	$12,290,205	94%	628%
	Total assets	$13,113,887
	Total shareholders’ equity	$1,957,090

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
(3)
Percentages may not sum to total due to rounding.

At December 31, 2023, $12.3 billion, or 94%, of our total assets were carried at fair value on a recurring basis and $4.5 million, or less than 1% (consisting of REO), were carried based on fair value on a non-recurring basis. Of these assets, $5.3 billion, or 40%, of total assets are measured using “Level 3” fair value inputs-significant inputs where there is difficulty observing the inputs used by the market participants to establish fair value. Different approaches to valuing or changes in inputs used to measure these assets can have a significant effect on the amounts reported for these items and their effects on our results of operations.

Changes in inputs to measurement of Level 3 fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our pre-tax income as summarized below:

	Change in fair value
Year ended December 31,	Loans at fair value (1)	IO stripped MBS	Excess servicing spread	Interest rate lock commitments	CRT net assets	Mortgage servicing rights (2)	Total	Pre-tax income
(in thousands)
2023	$(191)	(8,572)	—	15,205	117,779	87,811	$212,032	$244,395
2022	$(2,680)	—	—	(234,146)	(163,908)	819,727	$418,993	$63,087
2021	$1,182	—	1,037	(156,840)	163,290	(39,056)	$(30,387)	$44,661

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

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to specialized staff within PFSI's capital markets group. With respect to those valuations, PFSI’s capital markets valuation staff reports to PFSI’s valuation committee, which oversees the valuations. PFSI’s valuation committee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, capital markets and risk management staffs.

The fair value of our IRLCs is developed by PFSI's capital markets risk management staff and is reviewed by PFSI's capital markets operations group in the exercise of their internal control responsibilities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period results of operations as a component of either Net gains on loans acquired for sale or Net gains (losses) on investments and financings. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•
We categorize loans that are saleable into active markets with observable pricing inputs as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in VIEs. We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $2.1 billion of such loans at fair value at December 31, 2023.
•
We categorize loans that are not saleable into active markets with observable pricing inputs as “Level 3” fair value assets. Such loans include our investments in distressed loans, home equity and commercial loans held for sale and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $8.4 million of such loans at fair value at December 31, 2023.

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

Derivative Assets

Interest Rate Lock Commitments

Our net gains on loans acquired for sale include our estimates of gains or losses we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains on loans acquired for sale at fair value before we purchase the loans. In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase loans at specified terms. We call these commitments IRLCs. We recognize the fair values of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the commitment is outstanding.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to the fair value of Loans acquired for sale at fair value when the loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and inputs we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loan and the probability that the loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

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

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of Net gains on loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $7.5 million of net IRLC assets at December 31, 2023. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2023:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(1,869)
(10%)	$(935)
(5%)	$(467)
5%	$394
10%	$735
20%	$1,351

(1)
Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

We hold CRT arrangements with Fannie Mae, pursuant to which we sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strips or derivative assets or liabilities relating to these transactions at fair value and recognize changes in the respective asset's or liability’s fair values in Net gains (losses) on investments and financings in the consolidated statements of operations.

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

We held $1.1 billion of net CRT arrangement assets at December 31, 2023. Following is a summary of the effect on fair value of various changes to the pricing spread and property value shifts (which is used in the determination of estimated remaining credit losses) inputs used to estimate the fair value of our CRT arrangements as of December 31, 2023:

Effect on fair value of a change in pricing spread input		Effect on fair value of a change in property value
Change in input	Effect on fair value	Change in input	Effect on fair value
(in basis points)	(in thousands)		(in thousands)
(100)	$43,941	(15%)	$(20,808)
(50)	$21,623	(10%)	$(12,251)
(25)	$10,726	(5%)	$(5,460)
25	$(10,561)	5%	$4,422
50	$(20,957)	10%	$8,034
100	$(41,272)	15%	$10,989

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

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our results of operations for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. We held $3.9 billion of MSRs at December 31, 2023. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2023:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$205,742	$235,782	$69,103
(10%)	$100,329	$113,681	$34,551
(5%)	$49,550	$55,846	$17,276
5%	$(48,362)	$(53,964)	$(17,276)
10%	$(95,575)	$(106,144)	$(34,551)
20%	$(186,699)	$(205,509)	$(69,103)

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

Critical Accounting Policies Not Tied to Fair Value

Consolidation—Variable Interest Entities

We enter into various types of transactions with special purpose entities (“SPEs”), which are trusts that are established for limited purposes. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer assets on our balance sheet to an SPE, which then issues various forms of interests in those assets to investors. In a securitization transaction, we typically receive cash and/or beneficial interests in the SPE in exchange for the assets we transfer.

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative assets, Derivative and credit risk transfer strip liabilities and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

•
The VIEs that hold loans we have securitized are shown as their constituent assets and liabilities- Loans at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIEs in Interest income and interest attributable to the asset-backed securities issued by the VIEs in Interest expense in our consolidated statements of operations. Changes in the fair value of loans held in the VIEs and the associated asset-backed financings are included in Net gains (losses) on investments and financings in our consolidated statements of operations.
•
The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposit securing credit risk transfer agreements, Derivative assets and Derivative and credit risk liabilities which represent our IO ownership interest and obligation to absorb credit losses arising from the reference loans, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative assets, Derivative and credit risk liabilities and Interest-only security payable at fair value in Net gains (losses) on investments and financings in our consolidated statements of operations.

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

Accounting Developments

Refer to Note 3 – Significant Accounting Policies – Recently Issued Accounting Pronouncements to our consolidated financial statements for a discussion of recent accounting developments and the effect of these developments on us.

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sale transactions. Because we have elected, or are required by GAAP, to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and Excess Servicing Spread ("ESS")), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Net gains (losses) on investments and financings:
Mortgage-backed securities	$74,984	$(576,758)	$(74,354)
Loans:
Held in variable interest entities	17,876	(301,164)	(12,536)
Distressed	(466)	524	(206)
Excess servicing spread purchased from PFSI	—	—	1,651
CRT arrangements	128,521	(152,576)	163,126
Interest-only security payable at fair value	(10,742)	(11,332)	164
Asset-backed financings at fair value	(13,678)	283,586	19,708
	196,495	(757,720)	97,553
Net gains on loans acquired for sale (1)	248,742	620,813	1,379,717
Net loan servicing fees‒MSR valuation adjustments (2)	(36,504)	796,071	(46,305)
	$408,733	$659,164	$1,430,965
Net investment income	$429,020	$303,771	$420,297
Non-cash items as a percentage of net investment income	95%	217%	340%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at year end.
(2)
Includes fair value changes due to changes in fair value inputs and fair value changes related to MSR derivative hedging instruments.

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

Results of Operations

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rates during the first three quarters of 2023, as well as reduced its overall holdings of Treasury securities and MBS. Higher interest rates are expected to contribute to reducing the size of the mortgage origination market from approximately $2.3 trillion in 2022 to an estimated $1.4 trillion in 2023. The mortgage market is expected to grow to $2.0 trillion in 2024 according to mortgage industry economists, with an expectation that interest rates and mortgage rates will decline during the year.

Lower mortgage transaction volumes and higher interest rates decreased our mortgage production activities in 2023 as compared to the prior year. However, increased regulatory scrutiny and higher potential capital requirements on the banking sector have caused certain banks to reduce their footprint in mortgage products and business lines, leading to reduced competition in the correspondent channel. Higher interest rates also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale and reduced prepayment speeds in our mortgage servicing portfolio in 2023 as compared to the prior year. We have also increased our sales of conventional loans to PLS during the year ended December 31, 2023, and we intend to continue to sell a portion of our conventional loans to PLS in 2024 to optimize our use and allocation of capital.

Elevated interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as CRT or subordinate credit-linked notes and increase losses from our representations and warranties. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to help offset the negative effects of credit performance in an economic downturn.

The competitive landscape for our correspondent business has also been affected by the exit or reduction in activity of several large entities, which has reduced and may continue to reduce competition in that business compared to previous years.

The following is a summary of our key performance measures:

	Year ended December 31,
	2023	2022	2021
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$288,608	$909,551	$(36,022)
Net gains (losses) on investments and financings	178,099	(658,787)	304,079
Loan production income (1)	58,088	77,777	257,945
Net interest expense	(96,061)	(26,626)	(109,498)
Other	286	1,856	3,793
Net investment income	429,020	303,771	420,297
Expenses	184,625	240,684	375,636
Pretax income	244,395	63,087	44,661
Provision for (benefit from) income taxes	44,741	136,374	(12,193)
Net income (loss)	199,654	(73,287)	56,854
Dividends on preferred shares	41,819	41,819	30,891
Net income (loss) attributable to common shareholders	$157,835	$(115,106)	$25,963
Pretax income (loss) by segment:
Credit sensitive strategies	$230,304	$(112,566)	$306,643
Interest rate sensitive strategies	44,593	207,802	(290,065)
Correspondent production	23,285	27,557	86,936
Corporate	(53,787)	(59,706)	(58,853)
	$244,395	$63,087	$44,661
Annualized return on average common shareholders' equity	11.1%	(7.2)%	1.3%
Earnings (loss) per common share
Basic	$1.80	$(1.26)	$0.26
Diluted	$1.63	$(1.26)	$0.26
Dividends per common share	$1.60	$1.81	$1.88

	December 31, 2023	December 31, 2022
Total assets	$13,113,887	$13,921,564
Book value per common share	$16.13	$15.78
Closing price per common share	$14.95	$12.39

(1)
Include net gains on sales of loans and loan origination fees.

Our results of operations increased by $272.9 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, reflecting the effect of decreased losses on MBS, increased valuation of CRT-related investments and a reduced provision for income taxes, offset by the fair value performance of our MSR investments.

The increase in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $247.7 million increase in net gains on our CRT arrangements as credit spreads tightened due to supply and demand dynamics and an improving macroeconomic outlook compared to the year ended December 31, 2022, in which the macroeconomic outlook was worsening.
•
Our interest rate sensitive strategies segment benefited less from the slower rise in interest rates and reduced interest rate sensitivity of our assets during the year ended December 31, 2023, as compared to the year ended December 31, 2022, resulting in a $651.7 million increase in valuation gains on MBS, offset by a $620.9 million decrease in net servicing fees caused by lower valuations net of hedge impact in MSRs.
•
Our correspondent production segment recognized a $14.2 million increase in gains on sales of loans during the year ended December 31, 2023, reflecting a reduction of our liability for representations and warranties and improved gain on sale margins partially offset by reduced volume of sales to nonaffiliates.

Our consolidated net income decreased by $130.1 million during the year ended December 31, 2022, reflecting the income tax effects of shifts in our net investment income from one of our disregarded entity subsidiaries of the Operating Partnership to our taxable REIT subsidiary; the decreases in CRT-related investment fair valuation, gains on loans held for sale and loan origination fees; partially offset by the improved fair value performance of our MSR investments during the year ended December 31, 2022, as compared to the same period in 2021.

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
•
We recorded income tax provision of $136.4 million due to fair value gains on MSRs held in our TRS.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net loan servicing fees	$288,608	$909,551	$(36,022)
Net gains (losses) on investments and financings	178,099	(658,787)	304,079
Net gains on loans acquired for sale	39,857	25,692	87,273
Net loan origination fees	18,231	52,085	170,672
Net interest expense	(96,061)	(26,626)	(109,498)
Other	286	1,856	3,793
	$429,020	$303,771	$420,297

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Loan servicing fees	$676,446	$651,251	$595,346
Effect of MSRs and hedging results	(387,838)	258,300	(631,368)
Net loan servicing fees	$288,608	$909,551	$(36,022)

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Contractually-specified servicing fees	$659,438	$625,210	$526,245
Ancillary and other fees:
Late charges	3,352	2,526	1,701
Other	13,656	23,515	67,400
	17,008	26,041	69,101
	$676,446	$651,251	$595,346
Average MSR servicing portfolio	$231,203,032	$222,847,593	$196,996,623

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

The change in contractually-specified fees during the years ended December 31, 2023 and 2022, as compared to the prior years is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio.

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in inputs used to estimate fair value. We endeavor to moderate the effects of changes in fair value attributable to changes in fair value inputs (market conditions) primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$87,811	$819,727	$(39,056)
Recapture income from PFSI	1,784	13,744	50,859
Hedging results	(92,775)	(204,879)	(345,041)
	(3,180)	628,592	(333,238)
Realization of cash flows	(384,658)	(370,292)	(298,130)
	(387,838)	258,300	(631,368)
Average balance of mortgage servicing rights	$4,022,008	$3,615,920	$2,506,678

Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2023 reflect the effects of continued increases in interest rates. The magnitude of the change in fair value of the MSRs compared to the same period in 2022 is impacted by both the magnitude of the interest rate changes and the interest rate and prepayment sensitivity of the MSRs in each period, which changes are based on the relationship of the interest rates of the underlying mortgages and the level of market interest rates. Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2022, as compared to 2021, reflect the effects of expectations for slower future prepayments of the underlying loans as a result of interest rates increasing more significantly during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the year ended December 31, 2023, as compared to the same periods in 2022 and 2021. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results reflect valuation losses in hedges against interest rates during the year ended December 31, 2023, during which interest rates increased, as do the hedging results from the years ended December 31, 2022 and December 31, 2021. The loss from hedging activities decreased during the year ended December 31, 2023, as compared to the same period in 2022, due to a smaller increase in interest rates during the period as well as decreased prepayment sensitivity of the hedged MSRs resulting from higher interest rate levels leading to a reduced amount of required hedges. The loss from hedging activities decreased during the year ended December 31, 2022, as compared to the same period in 2021, due to decreased prepayment sensitivity of the hedged MSRs due to higher interest rate levels leading to a reduced amount of required hedges as well as lower target hedge coverage for fluctuations in MSR value due to the growth in fair value and interest rate sensitivity of our MBS portfolio, which also serves to offset the fair value changes of our MSRs.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized. During the year ended December 31, 2023, realization of cash flows increased primarily due to growth of our average investment in MSRs over the year as compared to 2022. Likewise, the increase in realization of cash flows during the year ended December 31, 2022, as compared to 2021, was primarily due to the significant growth of our investment in MSRs as compared to the year ended December 31, 2021, partially offset by the effect of reduced prepayment speeds on the rate of realization of expected cash flows.

Following is a summary of our loan servicing portfolio:

	December 31, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$228,838,471	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,184,500	$1,903,007
90 or more days delinquent:
Not in foreclosure	$1,029,962	$880,841
In foreclosure	$85,045	$70,921
Bankruptcy	$185,320	$123,239
Custodial funds managed by the Company (1)	$1,759,974	$1,783,157

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

Following is a summary of characteristics of our MSR servicing portfolio as of December 31, 2023:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$116,025,722	440	3.7%	40	308	$263	757	75%	54%	0.8%
Freddie Mac	110,768,129	390	3.6%	31	315	$284	761	74%	58%	0.5%
Other (2)	3,500,732	14	4.4%	34	322	$249	758	72%	56%	0.6%
	$230,294,583	844	3.7%	35	311	$273	759	75%	56%	0.7%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net gains (losses) on investments and financings

Net gains (losses) on investments and financings are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$74,984	$(576,758)	$(74,354)
Loans at fair value:
Held in consolidated variable interest entities	17,876	(301,164)	(12,536)
Distressed	(437)	686	611
CRT arrangements	182,555	(65,137)	368,999
Asset-backed financings at fair value	(13,678)	283,586	19,708
Hedging derivatives	(83,201)	—	—
	178,099	(658,787)	302,428
From PFSI‒Excess servicing spread	—	—	1,651
	$178,099	$(658,787)	$304,079

The increase in net gains on investments for the year ended December 31, 2023, as compared to the same period in 2022, was primarily due to improved performance from our investments in MBS and CRT arrangements as interest rates increased at a slower rate during 2023 as compared to 2022, reducing losses on MBS, and credit spreads tightened (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”), in 2023 as compared to widening in 2022, which benefited the fair value of our investment in CRT arrangements.

The decrease in net gains on investments for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was caused primarily by increased losses from our investments in MBS and CRT arrangements as interest rates increased and credit spreads widened.

Mortgage-Backed Securities

During the year ended December 31, 2023, we recognized net valuation gains of $75.0 million compared to valuation losses of $576.8 million and $74.4 million, respectively, for the same periods in 2022 and 2021. The changes recognized reflect a slower rate of increase in interest rates during the year ended December 31, 2023, as compared to the effect of significantly increasing interest rates on fair value during the same periods in 2022 and increasing interest rates somewhat offset by tightening credit spreads in 2021.

Loans at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded combined net valuation gains of $4.2 million during the year ended December 31, 2023, as compared to a net loss of $17.6 million during 2022. The net gain during the year ended December 31, 2023, reflects the effect of credit spread tightening during the year compared to the year ended 2022 when interest rates increased significantly and credit spreads widened. The net losses during the year ended December 31, 2022 reflect the effects of increasing interest rates and widening credit spreads during that year compared to the year ended December 31, 2021.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$18,524	$38,382	$93,837
Valuation changes	38,020	(42,220)	(12,829)
	56,544	(3,838)	81,008
CRT strips
Realized	46,252	60,389	111,872
Valuation changes	90,501	(110,356)	175,955
	136,753	(49,967)	287,827
Interest-only security payable at fair value	(10,742)	(11,332)	164
	182,555	(65,137)	368,999
Interest income — Deposits securing CRT arrangements	62,713	21,324	559
	$245,268	$(43,813)	$369,558

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$3,523	$(19,016)	$(62,387)

	December 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$16,160	$1,262
Derivative and credit risk transfer strip liabilities:
CRT derivatives	—	(23,360)
CRT strips	(46,692)	(137,193)
	(46,692)	(160,553)
Deposits securing CRT arrangements	1,209,498	1,325,294
Interest-only security payable at fair value	(32,667)	(21,925)
	$1,146,299	$1,144,078

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$16,160	$1,262
Deposits securing CRT arrangements (1)	$1,209,498	$1,325,294

UPB of loans underlying CRT arrangements	$23,152,230	$25,315,524
Collection status (UPB):
Delinquency
Current	$22,531,905	$24,673,719
30-89 days delinquent	$411,991	$409,049
90-180 days delinquent	$120,011	$112,286
180 or more days delinquent	$64,647	$93,717
Foreclosure	$23,676	$26,753
Bankruptcy	$58,696	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $46.7 million and $160.6 million in CRT strip and CRT derivative liabilities at December 31, 2023, and December 31, 2022, respectively.

The performance of our investments in CRT arrangements during the year ended December 31, 2023 reflects credit spread tightening for CRT securities in the credit markets. This contrasts with CRT investments' fair value losses during the same period in 2022, when credit spreads widened.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(278,128)	$(1,196,384)	$(1,487,649)
Hedging activities	62,081	596,295	188,733
	(216,047)	(600,089)	(1,298,916)
Non-cash gains:
Receipt of MSRs in loan sale transactions	292,527	670,343	1,484,629
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(2,449)	(4,442)	(25,029)
Reduction in liability due to change in estimate	15,228	4,227	5,812
	12,779	(215)	(19,217)
Changes in fair value of financial instruments during the year:
Interest rate lock commitments	8,010	(2,928)	(69,935)
Loans	(7,129)	(4,057)	31,072
Hedging derivatives	(57,445)	(42,330)	(46,832)
	(56,564)	(49,315)	(85,695)
	248,742	620,813	1,379,717
Total from nonaffiliates	32,695	20,724	80,801
From PFSI—cash	7,162	4,968	6,472
	$39,857	$25,692	$87,273

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$17,139,867	$39,427,696	$108,458,880
To PFSI	31,613,794	4,746,751	—
	$48,753,661	$44,174,447	$108,458,880
Acquisition of loans for sale (UPB):
To nonaffiliates	$14,898,301	$37,090,031	$110,003,574
To PFSI	71,601,391	49,533,119	64,641,218
	$86,499,692	$86,623,150	$174,644,792

The changes in Net gains on loans acquired for sale during the year ended December 31, 2023, as compared to the same periods in 2022 and 2021, reflect the effect of a reduction in our liability for representations and warranties and increased gain on sale margins for mortgage loans partially offset by reduced volume of sales to nonaffiliates.

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

We recorded a provision at fair value for losses relating to representations and warranties relating to current loan sales of $2.4 million, $4.4 million and $25.0 million as part of our loan sales in each of the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions.

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

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of year	$8,108	$2,782	$4,583
New indemnifications	7,062	6,009	345
Less: indemnified loans sold, repaid or refinanced	3,047	683	2,146
Loans indemnified at end of year	$12,123	$8,108	$2,782
Indemnified loans indemnified by correspondent lenders at end of year	$4,521	$1,312	$1,112
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$4,190	$2,670	$213
Repurchase activity (UPB):
Loans repurchased	$59,068	$92,293	$86,954
Less:
Loans repurchased by correspondent sellers	51,369	77,813	52,787
Loans resold or repaid by borrowers	12,596	26,584	33,950
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$(4,897)	$(12,104)	$217
Losses charged to liability for representations and warranties	$549	$993	$861
At end of year:
Loans subject to representations and warranties	$227,456,712	$228,339,312	$213,944,023
Liability for representations and warranties	$26,143	$39,471	$40,249

The losses on representations and warranties we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased loans from the correspondent sellers. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases, as the loans outstanding season, as our investors’ and guarantors’ loss mitigation strategies change and as our correspondent sellers’ ability and willingness to repurchase loans change, we expect that the level of repurchase activity and associated losses may increase.

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis and adjust the liability for estimated losses in excess of the recorded liability.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $15.2 million, $4.2 million and $5.8 million reduction in liability for representations and warranties during the years ended December 31, 2023, 2022 and 2021, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the year ended December 31, 2023, as compared to the same periods in 2022 and 2021, reflects a decrease in our purchases of loans with delivery fees.

Net interest expense

Net interest expense is summarized below:

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$25,046	$497,167	5.04%	$6,912	$332,251	2.08%	$938	$243,548	0.39%
Mortgage-backed securities	248,713	4,620,715	5.38%	133,640	3,559,869	3.75%	36,180	2,210,940	1.64%
Loans acquired for sale at fair value	93,988	1,439,373	6.53%	103,300	1,938,470	5.33%	125,438	4,135,140	3.03%
Loans at fair value:
Held by variable interest entities	56,833	1,448,794	3.92%	59,263	1,612,103	3.68%	17,014	474,808	3.58%
Distressed	41	2,838	1.44%	219	3,879	5.65%	369	6,625	5.57%
	56,874	1,451,632	3.92%	59,482	1,615,982	3.68%	17,383	481,433	3.61%
Excess servicing spread from PFSI	—	—		—	—		1,280	21,563	5.94%
Deposits securing CRT arrangements	62,713	1,270,298	4.94%	21,324	1,468,219	1.45%	559	2,307,155	0.02%
	487,334	9,279,185	5.25%	324,658	8,914,791	3.64%	181,778	9,399,779	1.93%
Placement fees relating to custodial funds	149,484			57,961			13,366
Other	3,089			1,175			95
	$639,907	$9,279,185	6.90%	$383,794	$8,914,791	4.31%	$195,239	$9,399,779	2.08%
Liabilities:
Assets sold under agreements to repurchase	$378,367	$6,306,627	6.00%	$165,436	$5,625,345	2.94%	$97,078	$6,161,755	1.58%
Mortgage loan participation purchase and sale agreements	1,365	19,079	7.15%	1,023	30,024	3.41%	606	33,827	1.79%
Notes payable secured by credit risk transfer and mortgage servicing assets	257,601	2,969,174	8.68%	137,021	2,646,597	5.18%	86,753	2,635,601	3.29%
Unsecured senior notes	34,969	561,877	6.22%	33,368	541,233	6.17%	36,747	445,064	8.26%
Asset-backed financings at fair value	49,988	1,354,803	3.69%	53,570	1,512,590	3.54%	15,076	447,247	3.37%
Assets sold to PFSI under agreement to repurchase	—	—			—		387	13,020	2.97%
	722,290	11,211,560	6.44%	390,418	10,355,789	3.77%	236,647	9,736,514	2.43%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,477			15,806			64,519
Interest on loan impound deposits	6,353			4,196			3,571
Other	1,848			—			—
	735,968	$11,211,560	6.56%	410,420	$10,355,789	3.96%	304,737	$9,736,514	3.13%
Net interest expense	$(96,061)			$(26,626)			$(109,498)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Year ended December 31, 2023			Year ended December 31, 2022
	vs.			vs.
	Year ended December 31, 2022			Year ended December 31, 2021
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$13,441	$4,693	$18,134	$5,517	$457	$5,974
Mortgage-backed securities	68,213	46,860	115,073	66,233	31,227	97,460
Loans acquired for sale at fair value	20,481	(29,793)	(9,312)	65,295	(87,433)	(22,138)
Loans at fair value:
Held by variable interest entities	3,816	(6,246)	(2,430)	452	41,797	42,249
Distressed	(131)	(47)	(178)	5	(155)	(150)
	3,685	(6,293)	(2,608)	457	41,642	42,099
Excess servicing spread from PFSI	—	—		—	(1,280)	(1,280)
Deposits securing CRT arrangements	44,630	(3,241)	41,389	21,042	(277)	20,765
	150,450	12,226	162,676	158,544	(15,664)	142,880
Placement fees relating to custodial funds			91,523			44,595
Other			1,914			1,080
	$150,450	$12,226	$256,113	$158,544	$(15,664)	$188,555
Liabilities:
Assets sold under agreements to repurchase	$190,722	$22,209	$212,931	$77,478	$(9,120)	$68,358
Mortgage loan participation purchase and sale agreement	817	(475)	342	492	(75)	417
Notes payable secured by credit risk transfer and mortgage servicing assets	102,155	18,425	120,580	49,905	363	50,268
Senior notes	319	1,282	1,601	(10,393)	7,014	(3,379)
Asset-backed financings at fair value	2,173	(5,755)	(3,582)	802	37,692	38,494
Assets sold to PFSI under agreement to repurchase	—	—	—	—	(387)	(387)
	296,186	35,686	331,872	118,284	35,487	153,771
Interest shortfall on repayments of loans serviced for Agency securitizations			(10,329)			(48,713)
Interest on loan impound deposits			2,157			625
Other			1,848			—
	296,186	35,686	325,548	118,284	35,487	105,683
(Increase) decrease in net interest expense	$(145,736)	$(23,460)	$(69,435)	$40,260	$(51,151)	$82,872

The increase in net interest expense during the year ended December 31, 2023, as compared to the same period in 2022 is due to an increase in interest costs attributable to financing non-interest earning MSR assets, partially offset by an increase in placement fees relating to custodial funds we manage on behalf of borrowers and investors in our MSR portfolio and reduced interest shortfall on repayments of loans serviced from Agency securitization.

The decrease in net interest expense during the year ended December 31, 2022, as compared to 2021, is due to an increase in the yields we earn on our investments in MBS and loans acquired for sale and an increase in placement fee income, partially offset by a decrease in the interest shortfall on repayments of loans serviced for the Agency securitizations due to decreased prepayment activity in our MSR portfolio as a result of increasing interest rates reducing the incentive of borrowers to refinance their loans.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$81,347	$81,915	$80,658
Management fees	28,762	31,065	37,801
Loan fulfillment fees	27,826	67,991	178,927
Professional services	7,621	9,569	11,148
Compensation	7,106	5,941	4,000
Loan origination	4,602	12,036	28,792
Loan collection and liquidation	4,562	5,396	11,279
Safekeeping	3,766	8,201	9,087
Other	19,033	18,570	13,944
	$184,625	$240,684	$375,636

Expenses decreased by $56.1 million, or 23%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, and $135.0 million, or 36%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$680	$1,018	$2,363
Loans at fair value	208	529	505
MSRs	80,459	80,368	77,790
	$81,347	$81,915	$80,658
Average investment in loans:
Acquired for sale at fair value	$1,439,373	$1,938,470	$4,135,140
At fair value	$1,451,632	$1,615,982	$481,433
Average MSR portfolio UPB	$231,203,032	$222,847,593	$196,996,623

Loan servicing fees decreased by $568,000 during the year ended December 31, 2023, as compared to the same period in 2022 due to the decreases in the size of our investment in loans held for sale, along with reduced COVID-19 related fees relating primarily to our MSR portfolio, and increased $1.3 million during the year ended December 31, 2022, as compared to the same period in 2021.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Base	$28,762	$31,065	$34,794
Performance incentive	—	—	3,007
	$28,762	$31,065	$37,801
Average shareholders' equity amounts used to calculate base management fee expense	$1,917,642	$2,079,851	$2,348,395

Management fees decreased by $2.3 million during the year ended December 31, 2023, compared to the same period in 2022, and by $6.7 million during the year ended December 31, 2022, as compared to the same period in 2021. This decrease reflects the nonrecurrence of a performance incentive fee during the years ended December 31, 2023 and 2022, along with the effect of the decrease in our average shareholders’ equity on our base management fee during the years ended December 31, 2023 and 2022, as compared to the year ended December 31, 2021.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased by $40.2 million during the year ended December 31, 2023, compared to the same period in 2022, and by $110.9 million during the year ended 2022, as compared to the same period in 2021. The decrease was due to a decrease in loan production volume sold to non-affiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Compensation

Compensation expense increased $1.2 million during the year ended December 31, 2023, as compared to the same period in 2022, and $1.9 million during the year ended December 31, 2022, as compared to the same period in 2021, respectively, primarily due to increased expectations in achieving performance targets included in certain performance-based restricted share awards.

Loan origination

Loan origination expenses decreased by $7.4 million during the year ended December 31, 2023, as compared to the same period in 2022, and $16.8 million during 2022, as compared to the same period in 2021, primarily reflecting a decrease in our loan originations purchased for sale to non-affiliates.

Loan collection and liquidation

Loan collection and liquidation expenses decreased by $834,000 during the year ended December 31, 2023, as compared to the same period in 2022, and $5.9 million during the year ended December 31, 2022, as compared to the same period in 2021, respectively, due to the reduction in our portfolio of nonperforming mortgage loans and the borrower assistance expenses we incurred relating to loans in our CRT reference pools.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Common overhead allocation from PFSI	$7,492	$8,588	$4,906
Technology	2,046	2,058	1,787
Bank service charges	2,024	2,262	1,731
Insurance	1,935	1,622	1,671
Other	5,536	4,040	3,849
	$19,033	$18,570	$13,944

Income Taxes

We have elected to treat our subsidiary, PennyMac Corp. (“PMC”), as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of income.

The Company’s effective tax rate was 18.3% for the year ended December 31, 2023 and 216.2% for the year ended December 31, 2022. The Company’s TRS recognized a tax expense of $41.9 million on pretax income of $155.0 million while the Company’s consolidated pretax income was $244.4 million for the year ended December 31, 2023. For 2022, the TRS recognized tax expense of $141.9 million on pretax income of $712.9 million while the Company’s reported consolidated pretax income was $63.1 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended December 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2023	(in thousands)
Net investment income
Net loan servicing fees/ESS transactions	$288,608	$284,110	$572,718	$572,718	$—
Net gains (losses) on investments and financings	178,099	(101,632)	76,467	45,791	30,676
Net gains on loans acquired for sale	39,857	(305,855)	(265,998)	(265,998)	—
Loan origination fees	18,231	—	18,231	18,231	—
Net interest expense	(96,061)	(40,938)	(136,999)	(202,058)	65,059
Results of real estate acquired in settlement of loans	(186)	4,404	4,218	4,218	—
Other	472	—	472	472	—
Net investment income	429,020	(159,911)	269,109	173,374	95,735
Expenses	184,625	225	184,851	157,197	27,654
REIT dividend deduction	—	68,075	68,075	—	68,075
Total expenses and dividend deduction	184,625	68,300	252,926	157,197	95,729
Income before provision for (benefit from) income taxes	244,395	(228,211)	16,183	16,177	6
Provision for (benefit from) income taxes	44,741	(44,735)	6	—	6
Net income (loss)	$199,654	$(183,476)	$16,177	$16,177	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2023	2022
	(in thousands)
Assets
Cash	$281,085	$111,866
Investments:
Short-term	128,338	252,271
Mortgage-backed securities at fair value	4,836,292	4,462,601
Loans acquired for sale at fair value	669,018	1,821,933
Loans at fair value	1,433,820	1,513,399
Derivative assets	177,984	84,940
Deposits securing credit risk transfer arrangements	1,209,498	1,325,294
Mortgage servicing rights	3,919,107	4,012,737
	12,374,057	13,473,175
Other	458,745	336,523
Total assets	$13,113,887	$13,921,564
Liabilities
Debt:
Short-term	$5,624,558	$6,616,528
Long-term	4,880,461	4,787,162
	10,505,019	11,403,690
Other	651,778	555,059
Total liabilities	11,156,797	11,958,749
Shareholders’ equity	1,957,090	1,962,815
Total liabilities and shareholders’ equity	$13,113,887	$13,921,564

Total assets decreased by approximately $807.7 million, or 6%, from December 31, 2022 to December 31, 2023, primarily due to a decrease of $1.2 billion in Loans acquired for sale at fair value, a decrease of $79.6 million in Loans at fair value, a decrease in Deposits securing credit risk transfer arrangements of $115.8 million and a $93.6 million decrease in MSRs, partially offset by a $373.7 million increase in Mortgage-backed securities at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$46,395,294	$41,575,252	$113,667,618
Government insured or guaranteed (2)	41,103,974	46,562,853	67,702,945
Jumbo loans	4,234	5,029	—
Advances to home equity lines of credit	102	132	—
	$87,503,604	$88,143,266	$181,370,563

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
(2)
The Company sells all of its loans eligible for inclusion in Ginnie Mae securities to PLS. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company earns a sourcing fee for all loans that it purchases from correspondent sellers and subsequently sells to PLS as described in Note 4 – Transactions with Related Parties – Operating activities – Correspondent Production Activities.

During the year ended December 31, 2023, we purchased for sale $87.5 billion in fair value of correspondent production loans as compared to $88.1 billion and $181.4 billion during the same periods in 2022 and 2021, respectively.

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our credit and interest rate sensitive strategies segments:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$87,346	$184,670	$—
Loans secured by investment properties, net of associated asset-backed financing	—	23,485	71,071
	87,346	208,155	71,071

Interest rate sensitive assets:
Agency fixed-rate pass-through securities (net of sales)	308,742	2,424,778	932,270
Interest-only and principal-only stripped mortgage-backed securities	150,310	—	—
Senior non-Agency securities	99,803	28,819	—
Excess servicing spread received pursuant to a recapture agreement	—	—	557
Mortgage servicing rights:
Purchased	16,258	—	—
Received in loan sales (1)	187,431	670,343	1,484,629
	762,544	3,123,940	2,417,456
	$849,890	$3,332,095	$2,488,527

(1)
Net of exchange of servicing spread for IO stripped MBS and interest receivable.

Our acquisitions during the years ended December 31, 2023, 2022 and 2021 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2023				December 31, 2022
			Average				Average
	Fair	Principal/	Life		Fair		Life
	value	notional	(in years)	Coupon	value	Principal	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$4,270,056	$4,311,342	7.6	5.1%	$4,262,502	$4,693,045	10.1	3.5%
Subordinate credit-linked securities	301,180	275,963	4.3	12.4%	177,898	184,620	4.6	11.2%
Senior non-Agency securities	117,489	124,771	7.0	5.1%	22,201	28,103	14.3	2.5%
Interest-only stripped securities	94,231	419,791	7.3	4.9%	—	—	—	—
Principal-only stripped securities	53,336	65,573	3.3		—	—	—
	$4,836,292	$5,197,440			$4,462,601	$4,905,768

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	December 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$16,160	$1,262
Derivative and credit risk transfer strip liabilities:
CRT strips	(46,692)	(137,193)
CRT derivatives	—	(23,360)
	(46,692)	(160,553)
Deposits securing CRT arrangements	1,209,498	1,325,294
Interest-only security payable at fair value	(32,667)	(21,925)
	$1,146,299	$1,144,078
UPB of loans subject to credit guarantee obligations	$23,152,230	$25,315,524

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2023:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Liquidations:
Balances	$0.6	$6.1	$55.5	$158.4	$119.6	$60.3	$400.5
Losses	$0.1	$0.5	$6.3	$19.6	$12.6	$7.3	$46.4
Modifications:
Balances	$67.5	$549.8	$303.8	$—	$—	$—	$921.1
Losses	$1.3	$14.2	$11.0	$—	$—	$—	$26.5

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$967	$1,602	$255	$294	$286	$65	$3,469
25 - 30%	756	1,359	225	270	262	67	2,939
30 - 35%	830	1,649	325	364	332	91	3,591
35 - 40%	820	1,927	449	427	366	110	4,099
40 - 45%	813	2,332	662	604	508	164	5,083
>45%	522	1,897	872	398	175	107	3,971
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Weighted average	33.5%	35.8%	39.0%	36.5%	35.0%	35.7%	35.7%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$32	$148	$66	$28	$18	$10	$302
650 - 699	231	1,018	592	357	237	119	2,554
700 - 749	1,110	3,169	984	803	609	186	6,861
750 or greater	3,328	6,404	1,139	1,165	1,065	289	13,390
Not available	7	27	7	4	—	—	45
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Weighted average	765	754	736	745	751	742	753

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,224	$3,810	$896	$768	$787	$246	$8,731
80-85%	785	2,066	657	668	518	159	4,853
85-90%	304	606	128	121	108	35	1,302
90-95%	424	1,137	320	286	212	63	2,442
95-100%	971	3,147	787	514	304	101	5,824
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Weighted average	80.7%	83.3%	83.5%	82.4%	80.6%	80.9%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,692	$10,715	$2,771	$2,357	$1,929	$604	$23,068
80-85%	11	34	11	—	—	—	56
85-90%	4	12	3	—	—	—	19
90-95%	—	3	2	—	—	—	5
95-100%	1	1	—	—	—	—	2
>100%	—	1	1	—	—	—	2
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Weighted average	52.7%	52.4%	49.8%	44.8%	40.9%	38.3%	50.1%

(1)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$489	$1,057	$349	$249	$372	$112	$2,628
Florida	520	1,036	360	247	207	54	2,424
Texas	562	934	222	200	240	92	2,250
Virginia	250	479	101	108	135	59	1,132
Maryland	184	456	126	135	127	34	1,062
Other	2,703	6,804	1,630	1,418	848	253	13,656
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$440	$1,338	$328	$344	$247	$90	$2,787
Southeast	1,598	3,691	1,001	811	608	186	7,895
Midwest	437	1,129	239	223	173	43	2,244
Southwest	1,229	2,384	524	460	358	127	5,082
West	1,004	2,224	696	519	543	158	5,144
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,688	$10,658	$2,731	$2,343	$1,921	$602	$22,943
90 - 179 Days	10	58	32	11	7	2	120
180+ Days	8	38	16	2	1	—	65
Foreclosure	2	12	9	1	—	—	24
	$4,708	$10,766	$2,788	$2,357	$1,929	$604	$23,152
Bankruptcy	$3	$25	$17	$6	$7	$1	$59

Cash Flows

Our cash flows for the years ended December 31, 2023, 2022 and 2021 are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating activities	$1,340,173	$1,784,471	$(2,819,714)
Investing activities	(21,726)	(1,867,474)	1,093,013
Financing activities	(1,149,228)	135,886	1,727,980
Net cash flows	$169,219	$52,883	$1,279

Our cash flows resulted in a net increase in cash of $169.2 million during the year ended December 31, 2023, as discussed below.

Operating activities

Cash provided by operating activities totaled $1.3 billion during the year ended December 31, 2023, as compared to cash provided by our operating activities of $1.8 billion during the year ended December 31, 2022 and net cash used in operating activities of $2.8 billion during 2021. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$815,464	$1,417,213	$(2,704,816)
Other	524,709	367,258	(114,898)
	$1,340,173	$1,784,471	$(2,819,714)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory from the beginning to end of the periods presented as well as cash flows relating to associated hedging activities. Our inventory of loans held for sale decreased during the years ended December 31, 2023 and December 31, 2022, compared to the year ended 2021.

Investing activities

Net cash used in our investing activities was $21.7 million and $1.9 billion for the years ended December 31, 2023 and December 31, 2022, respectively, as compared to net cash provided by investing activities of $1.1 billion during 2021, primarily due to a decrease in net purchases of MBS.

Financing activities

Net cash used in our financing activities was $1.1 billion for the year ended December 31, 2023, as compared to net cash provided by our financing activities of $135.9 million for the year ended December 31, 2022. This change primarily reflects decreased financing requirements relating to loans acquired for sale.

Net cash provided by our financing activities was $135.9 million during 2022, as compared to net cash provided by financing activities of $1.7 billion for the year ended December 31,2021. The change during 2022 reflects the relative stability in the level of our investments during the year, as compared to the growth experienced during 2021. The change during 2021 reflects the increased borrowings to finance our investment activities.

As discussed below in Liquidity and Capital Resources, our Manager continually evaluates and pursues additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash earnings are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

Debt Financing

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements that has allowed us to match the term of our borrowings more closely to the expected lives of the assets securing those borrowings. We have also borrowed money by issuing unsecured senior notes.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2023	2022	2021
	(in thousands)
Average balance outstanding	$6,306,627	$5,625,345	$6,161,755
Maximum daily balance outstanding	$9,460,676	$8,834,936	$8,882,538
Ending balance	$5,624,558	$6,616,528	$6,671,890

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.5 billion at December 31, 2023.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between December 31, 2023 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2023:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$102,864
Goldman Sachs & Co. LLC	55,245
Barclays Capital Inc.	53,634
JPMorgan Chase & Co.	45,285
Citibank, N.A.	37,468
Bank of America, N.A.	30,519
Wells Fargo Securities, LLC	20,805
Santander US Capital	10,091
Daiwa Capital Markets America Inc.	8,475
RBC Capital Markets, L.P.	6,204
Nomura Holdings America, Inc.	3,573
Morgan Stanley & Co. LLC	2,279
Mizuho Financial Group	1,960
BNP Paribas	995
$379,397

All debt financing arrangements that matured between December 31, 2023 and the date of this Report have been renewed, extended or replaced.

Unsecured Senior Notes

In September 2023, we issued $53.5 million principal amount of our unsecured 8.50% senior notes due September 30, 2028 (the “2023 Senior Notes”) during September 2023. The 2023 Senior Notes bear interest at a rate of 8.50% per year payable quarterly.

On or after September 30, 2025, we may redeem for cash all or any portion of the 2023 Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” will be provided for the 2023 Senior Notes.

The 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal of and interest on the Unsecured Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise (the “PMC Guarantee”). PMC’s operations and investing activities are centered in residential mortgage-related assets, including the creation of and investment in MSRs.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

December 31, 2023
(in thousands)
Loans acquired for sale at fair value	$669,018
Mortgage servicing rights at fair value	3,928,608
Other assets
From nonaffiliates	936,114
From PFSI	56
From non-issuer or non-guarantor subsidiaries	628,726
Total assets	$6,162,522

Total liabilities
Payable to nonaffiliates	$2,082,300
Payable to non-issuer or non-guarantor subsidiaries	3,553,166
Payable to PFSI	19,405
$5,654,871

Year ended December 31, 2023
(in thousands)
Net investment income
From nonaffiliates	$511,536
From PFSI	8,946
From non-issuer or non-guarantor subsidiaries (1)	(293,975)
Expenses
From nonaffiliates	22,492
From PFSI	131,863
Pre-tax income	72,152
Provision for income taxes	17,785
Net income	$54,367

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

In August 2022, the FHFA and Ginnie Mae issued revised capital and liquidity requirements. Most of the requirements became effective on December 31, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The origination liquidity requirements issued by the FHFA became effective on December 31, 2023 and risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. We believe that we and PLS are in compliance with the applicable and pending requirements as of December 31, 2023.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2023, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

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

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest earning assets and interest-bearing liabilities.

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

We engage in interest rate risk management activities in an effort to reduce the variability of earnings and book value caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of our interest rate lock commitments, inventory of loans acquired for sale, MBS, ESS, loans and MSRs. We do not use derivative financial instruments for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rates on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on such MBS investments and will accelerate the fair value decline of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on such MBS investments.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2023, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$141,392	$109,032	$78,790	$(95,709)	$(147,750)	$(427,601)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2023, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$205,742	$100,329	$49,550	$(48,362)	$(95,575)	$(186,699)
Prepayment speed	$235,782	$113,681	$55,846	$(53,964)	$(106,144)	$(205,509)
Annual per-loan cost of servicing	$69,103	$34,551	$17,276	$(17,276)	$(34,551)	$(69,103)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$43,941	$21,623	$10,726	$(10,561)	$(20,957)	$(41,272)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(20,808)	$(12,251)	$(5,460)	$4,422	$8,034	$10,989

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 22, 2024

Item 9B. Other Information

As of December 31, 2023, no trustee or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by within 120 days after the end of fiscal year 2023.

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

The following table provides information as of December 31, 2023 concerning our common shares authorized for issuance under our 2019 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	511,042	$—	7,794,508
Equity compensation plans not approved by security holders (2)	—	—	—
Total	511,042	$—	7,794,508

(1)
Represents equity awards outstanding under the 2019 Plan.
(2)
We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*

4.2	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.3	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.4	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.5	Specimen Certificate for 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.6	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.7	Second Supplemental Indenture, dated as of November 7, 2019, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	November 8, 2019

4.8	Third Supplemental Indenture, dated as of March 5, 2021, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	March 5, 2021

4.9	Form of 5.50% Exchangeable Senior Notes due 2024 (included in Exhibit 4.7).	8-K	November 8, 2019

4.10	Form of 5.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.8).	8-K	March 5, 2021

4.11	Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	September 21, 2023

4.12

First Supplemental Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.

		8-K	September 21, 2023

4.13	Form of 8.50% Senior Notes due 2028 (included in Exhibit 4.12 hereto).	8-K	September 21, 2023

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

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

		10-K	February 24, 2023

10.16	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.17	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 26, 2021

10.18	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.19	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.20	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.21†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.23†	Form of Performance Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.24†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2021).	10-Q	May 7, 2021

10.25†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2022).	10-Q	May 6, 2022

10.26†	Form of Performance Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding).	*

10.27†	Separation Agreement and General Release date as of March 21, 2023.	8-K	March 24, 2023

10.28^

Amended and Restated Base Indenture, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A, PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.29^

Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.30

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.31^

Amended and Restated Series 2021-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.32^

Amended and Restated Series 2022-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.33^

Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	June 1, 2023

10.34^

Amendment No. 1 and Joinder, dated August 16, 2023, to the Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	August 17, 2023

10.35

Amendment No. 2 to Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.36

Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust, Atlas Securitized Products, L.P., and Citibank, N.A.

		10-Q	November 1, 2023

10.37	Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of PMT ISSUER TRUST - FMSR and PMT CO-ISSUER TRUST I – FMSR.	10-Q	November 1, 2023

10.38	Second Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among Atlas Securitized Products, L.P., PennyMac Corp., and PennyMac Holdings, LLC.	10-Q	November 1, 2023

10.39	Second Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of Nexera Holding LLC and Citibank, N.A.	10-Q	November 1, 2023

10.40

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

10.41

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

		8-K	March 17, 2023

10.42	Indenture by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.43^	Series 2023-VF1 Indenture Supplement by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.44	Receivables Sale Agreement by and between PennyMac Corp. and PMT SAF Funding, LLC, dated August 10, 2023.	8-K	August 16, 2023

10.45	Receivables Pooling Agreement by and between PMT SAF Funding, LLC and PMT ISSUER TRUST - FHLMC SAF, dated August 10, 2023.	8-K	August 16, 2023

10.46^

Variable Funding Note Purchase Agreement by and among PMT ISSUER TRUST – FHLMC SAF, Sheffield Receivables Company LLC, Barclays Bank PLC, Citibank, N.A., PennyMac Corp., and PMT SAF Funding, LLC, dated August 10, 2023.

		8-K	August 16, 2023

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

22.1	List of Guarantor Subsidiaries	10-Q	November 1, 2023

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	*

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (ii) the Consolidated Statements of income for the years ended December 31, 2023 and December 31, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and (v) the Notes to the Consolidated Financial Statements.

*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of

002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†Indicates management contract or compensatory plan or arrangement

^ Portions of the exhibit have been redacted.

Item 16. Form 10-K Summary

None.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) — Refer to Notes 3, 7 and 12 to the financial statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spreads (a component of the discount rate), the prepayment speeds of the underlying loans and the annual per-loan cost of service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

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

Critical Audit Matter Description

The Company invests in credit risk transfer (“CRT”) arrangements whereby it sells pools of recently originated mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans. The Company retains an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”). The Company placed deposits securing CRT arrangements into subsidiary trust entities to secure its Recourse Obligations. The deposits securing CRT arrangements pledged to creditors represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses. Together, the Recourse Obligations and the IO ownership interest comprise the CRT derivatives and CRT strips.

The Company accounts for CRT derivative and CRT strips at fair value and categorizes them as “Level 3” fair value assets and liabilities. The Company determines the fair value of the CRT derivatives and CRT strips based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT derivatives and CRT strips and the related deposits. The Company applies adjustments to the indications of fair value of the CRT strips when contractual restrictions limit the Company’s ability to sell them. The fair value of the CRT derivatives and CRT strips are estimated by deducting the balance of the deposits securing the CRT arrangements pledged to creditors from the estimated fair value of the certificates.

We identified the valuation of the CRT derivatives and CRT strips as a critical audit matter. Auditing the related fair values, particularly developing the discount rate used in the valuation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the CRT derivatives and CRT strips included the following, among others:

•
We tested the design and operating effectiveness of internal controls over the evaluation and approval of the fair value provided by nonaffiliated brokers.

•
With the assistance of our fair value specialists, we developed independent fair value estimates of the CRT derivatives and CRT strips, which included discount rate assumptions, and compared our estimates to the Company’s fair value.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 22, 2024

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
	(in thousands, except share information)
ASSETS
Cash	$281,085	$111,866
Short-term investments at fair value	128,338	252,271
Mortgage-backed securities at fair value pledged to creditors	4,836,292	4,462,601
Loans acquired for sale at fair value ($659,751 and $1,801,368 pledged to creditors, respectively)	669,018	1,821,933
Loans at fair value ($1,431,896 and $1,510,148 pledged to creditors, respectively)	1,433,820	1,513,399
Derivative assets ($16,160 and $1,262 pledged to creditors, respectively)	177,984	84,940
Deposits securing credit risk transfer arrangements pledged to creditors	1,209,498	1,325,294
Mortgage servicing rights at fair value ($3,871,249 and $3,962,820 pledged to creditors, respectively)	3,919,107	4,012,737
Servicing advances ($181,201 and $100,888 pledged to creditors, respectively)	206,151	197,972
Due from PennyMac Financial Services, Inc.	56	3,560
Other ($1,905 and $3,297 pledged to creditors, respectively)	252,538	134,991
Total assets	$13,113,887	$13,921,564
LIABILITIES
Assets sold under agreements to repurchase	$5,624,558	$6,616,528
Notes payable secured by credit risk transfer and mortgage servicing assets	2,910,605	2,804,028
Unsecured senior notes	600,458	546,254
Asset-backed financing of variable interest entities at fair value	1,336,731	1,414,955
Interest-only security payable at fair value	32,667	21,925
Derivative and credit risk transfer strip liabilities at fair value	51,381	167,226
Accounts payable and accrued liabilities	354,989	160,212
Due to PennyMac Financial Services, Inc.	29,262	36,372
Income taxes payable	190,003	151,778
Liability for losses under representations and warranties	26,143	39,471
Total liabilities	11,156,797	11,958,749

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,624,044 and 88,888,889 common shares, respectively	866	889
Additional paid-in capital	1,923,437	1,947,266
Accumulated deficit	(508,695)	(526,822)
Total shareholders’ equity	1,957,090	1,962,815
Total liabilities and shareholders’ equity	$13,113,887	$13,921,564

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	December 31,	December 31,
	2023	2022
	(in thousands)
ASSETS
Loans at fair value	$1,431,689	$1,509,942
Derivative assets at fair value	16,160	1,262
Deposits securing credit risk transfer arrangements	1,209,498	1,325,294
Other—interest receivable	4,106	4,343
	$2,661,453	$2,840,841
LIABILITIES
Asset-backed financings at fair value	$1,336,731	$1,414,955
Derivative and credit risk transfer strip liabilities at fair value	46,692	160,553
Interest-only security payable at fair value	32,667	21,925
Accounts payable and accrued liabilities—interest payable	4,106	4,343
	$1,420,196	$1,601,776

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$659,438	$625,210	$526,245
Other	17,008	26,041	69,101
	676,446	651,251	595,346
Change in fair value of mortgage servicing rights	(296,847)	449,435	(337,186)
Mortgage servicing rights hedging results	(92,775)	(204,879)	(345,041)
	286,824	895,807	(86,881)
From PennyMac Financial Services, Inc.	1,784	13,744	50,859
	288,608	909,551	(36,022)
Net gains (losses) on investments and financings:
From nonaffiliates	178,099	(658,787)	302,428
From PennyMac Financial Services, Inc.	—	—	1,651
	178,099	(658,787)	304,079
Net gains on loans acquired for sale:
From nonaffiliates	32,695	20,724	80,801
From PennyMac Financial Services, Inc.	7,162	4,968	6,472
	39,857	25,692	87,273
Loan origination fees	18,231	52,085	170,672
Net interest expense:
Interest income:
From nonaffiliates	639,907	383,794	193,959
From PennyMac Financial Services, Inc.	—	—	1,280
	639,907	383,794	195,239
Interest expense:
To nonaffiliates	735,968	410,420	304,350
To PennyMac Financial Services, Inc.	—	—	387
	735,968	410,420	304,737
Net interest expense	(96,061)	(26,626)	(109,498)
Results of real estate acquired in settlement of loans	(186)	496	3,075
Other	472	1,360	718
Net investment income	429,020	303,771	420,297
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	81,347	81,915	80,658
Management fees	28,762	31,065	37,801
Loan fulfillment fees	27,826	67,991	178,927
Professional services	7,621	9,569	11,148
Compensation	7,106	5,941	4,000
Loan origination	4,602	12,036	28,792
Loan collection and liquidation	4,562	5,396	11,279
Safekeeping	3,766	8,201	9,087
Other	19,033	18,570	13,944
Total expenses	184,625	240,684	375,636
Income before provision for (benefit from) income taxes	244,395	63,087	44,661
Provision for (benefit from) income taxes	44,741	136,374	(12,193)
Net income (loss)	199,654	(73,287)	56,854
Dividends on preferred shares	41,819	41,819	30,891
Net income (loss) attributable to common shareholders	$157,835	$(115,106)	$25,963
Earnings (loss) per common share
Basic	$1.80	$(1.26)	$0.26
Diluted	$1.63	$(1.26)	$0.26
Weighted average common shares outstanding
Basic	87,372	91,434	97,402
Diluted	111,700	91,434	97,402

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2020	12,400	$299,707	97,863	$979	$2,096,907	$(100,734)	$2,296,859
Net income	—	—	—	—	—	56,854	56,854
Share-based compensation	—	—	133	1	1,688	—	1,689
Issuance of exchangeable notes with cash conversion option	—	—	—	—	39,986	—	39,986
Issuance of preferred shares	10,000	250,000	—	—	—	—	250,000
Issuance cost relating to common shares	—	(8,225)	—	—	—	—	(8,225)
Dividends:
Preferred shares	—	—	—	—	—	(30,146)	(30,146)
Common shares ($1.88 per share)	—	—	—	—	—	(182,644)	(182,644)
Repurchase of common shares	—	—	(3,099)	(31)	(56,824)	—	(56,855)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(73,287)	(73,287)
Share-based compensation	—	—	86	1	3,787	—	3,788
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.81 per share)	—	—	—	—	—	(164,440)	(164,440)
Repurchase of common shares	—	—	(6,094)	(61)	(87,931)	—	(87,992)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	199,654	199,654
Share-based compensation	—	—	146	1	4,637	—	4,638
Dividends:
Preferred shares	—	—	—	—	—	(41,818)	(41,818)
Common shares ($1.60 per share)	—	—	—	—	—	(139,709)	(139,709)
Repurchase of common shares	—	—	(2,411)	(24)	(28,466)	—	(28,490)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities
Net income (loss)	$199,654	$(73,287)	$56,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of mortgage servicing rights	296,847	(449,435)	337,186
Mortgage servicing rights hedging results	92,775	204,879	345,041
Net (gains) losses on investments and financings	(178,099)	658,787	(304,079)
Net gains on loans acquired for sale	(39,857)	(25,692)	(87,273)
Capitalization of interest and fees on loans at fair value	—	—	(251)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	—	—	(1,280)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(355)	(9,815)	9,803
Amortization of debt issuance costs	15,141	16,563	27,156
Results of real estate acquired in settlement of loans	186	(496)	(3,075)
Share-based compensation expense	5,205	4,310	2,419
Purchase of loans acquired for sale at fair value from nonaffiliates	(87,503,604)	(87,844,404)	(181,370,296)
Purchase of loans acquired for sale at fair value from PennyMac Financial Services, Inc.	—	(298,862)	—
Sale to nonaffiliates and repayment of loans acquired for sale	15,936,124	39,077,156	110,919,477
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	72,441,699	50,575,617	67,851,630
Repurchase of loans subject to representations and warranties	(58,755)	(92,294)	(105,627)
(Increase) decrease in servicing advances	(8,924)	6,979	(83,219)
Decrease (increase) in due from PennyMac Financial Services, Inc.	3,504	12,393	(7,744)
Repurchase of real estate previously sold as loans acquired for sale	(456)	—	—
Increase in other assets	(86,086)	(189,551)	(318,237)
Increase (decrease) in accounts payable and accrued liabilities	194,059	73,162	(27,320)
Decrease in due to PennyMac Financial Services, Inc.	(7,110)	(3,719)	(46,914)
Increase (decrease) in income taxes payable	38,225	142,180	(13,965)
Net cash provided by (used in) operating activities	1,340,173	1,784,471	(2,819,714)
Cash flows from investing activities
Net decrease (increase) in short-term investments	123,933	(84,272)	(40,704)
Purchase of mortgage-backed securities at fair value	(3,172,193)	(3,718,093)	(2,232,923)
Sale and repayment of mortgage-backed securities at fair value	2,979,019	1,358,199	1,696,400
Purchase of subordinate mortgage pass-through security associated with consolidated variable interest entity	—	—	(28,815)
Repurchase of loans at fair value	(119)	—	—
Repayment of loans at fair value	94,550	159,647	122,260
Settlement and repayment of excess servicing spread receivable from PennyMac Financial Services, Inc.	—	—	134,624
Net settlement of derivative financial instruments	9,700	25,489	3,863
Distribution from credit risk transfer arrangements	180,573	478,388	1,300,061
Purchase of mortgage servicing rights at fair value	(14,632)	—	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	472	(104)	—
Sale of real estate acquired in settlement of loans	4,668	7,999	17,096
(Increase) decrease in margin deposits	(227,697)	(94,727)	121,151
Net cash (used in) provided by investing activities	(21,726)	(1,867,474)	1,093,013

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	120,565,014	121,017,757	193,729,139
Repurchase of assets sold under agreements to repurchase	(121,555,845)	(121,073,659)	(193,372,527)
Issuance of mortgage loan participation purchase and sale agreements	2,146,821	3,742,870	4,172,863
Repayment of mortgage loan participation purchase and sale agreements	(2,146,821)	(3,792,858)	(4,139,725)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	780,000	944,999	2,022,127
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(675,032)	(611,943)	(1,472,508)
Issuance of unsecured senior notes	53,500	—	345,000
Issuance of asset-backed financings at fair value	—	382,423	690,550
Repayment of asset-backed financings at fair value	(91,406)	(155,654)	(115,137)
Payment of debt issuance costs	(13,967)	(14,170)	(21,007)
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	—	—	(80,862)
Payment of dividends to preferred shareholders	(41,818)	(41,819)	(30,146)
Payment of dividends to common shareholders	(140,617)	(173,546)	(183,973)
Payment of vested share-based compensation tax withholdings	(567)	(522)	(730)
Issuance of preferred shares	—	—	250,000
Payment of issuance costs related to preferred shares	—	—	(8,225)
Payment of contingent underwriting fees payable related to common shares	—	—	(4)
Repurchase of common shares	(28,490)	(87,992)	(56,855)
Net cash (used in) provided by financing activities	(1,149,228)	135,886	1,727,980
Net increase in cash	169,219	52,883	1,279
Cash at beginning of year	111,866	58,983	57,704
Cash at end of year	$281,085	$111,866	$58,983
Supplemental cash flow information
Payments (refunds), net:
Income taxes	$6,517	$(5,806)	$1,771
Interest	$718,362	$368,671	$298,862
Non cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$292,527	$670,343	$1,484,629
Unsettled purchase of mortgage servicing rights	$1,626	$—	$—
Exchange of mortgage servicing spread for interest-only stripped securities and interest receivable	$105,096	$—	$—
Retention of subordinate mortgage-backed securities in loan securitizations	$—	$23,485	$42,256
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$—	$405,908	$1,542,333
Recombination of MSRs to loans at fair value resulting from initial consolidation of variable interest entity	$—	$—	$9,824
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$—	$—	$557
Transfer of loans and advances to real estate acquired in settlement of loans	$1,205	$—	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$—	$382,423	$1,471,262
Dividends declared, not paid	$34,750	$35,658	$44,764

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own correspondent production, including CRT agreements (“CRT Agreements”) and other CRT securities (together, “CRT arrangements”), and subordinate mortgage-backed securities (“MBS”).
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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). To maintain its tax status as a REIT, the Company is required to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

Note 2—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans and Agency MBS, Agency MBS including interest-only (“IO”) stripped MBS, principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of loans into Fannie Mae guaranteed loan securitizations which became reference pools underlying the CRT arrangements. Fannie Mae transferred IO ownership interests and recourse obligations based upon securitized reference pools of loans subject to the CRT arrangements into trust entities, and the Company acquired the IO ownership interest and assumed the recourse obligations in the CRT arrangements through the acquisition of beneficial interests in the trust entities.

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

CRT Agreements are structured such that loans that reach a specific number of days delinquent trigger losses chargeable to the CRT Agreements based on the size of the delinquent loans and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize losses.

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
•
The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and
•
The fair values of Agency and senior non-Agency pass through MBS are sensitive to changes in market interest rates.

Note 3—Significant Accounting Policies

PMT’s significant accounting policies are summarized below.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

Use of Estimates

Preparation of financial statements in compliance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has no significant equity method or cost-basis investments. Intercompany accounts and transactions are eliminated upon consolidation. The Company also consolidates the assets and liabilities included in certain VIEs discussed below.

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

GAAP requires that a VIE be consolidated by its primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the economic performance of the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE.

PMT evaluates the securitization trust holding the assets to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust. The Company evaluates whether it is the primary beneficiary of a VIE on an ongoing basis.

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

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS backed by loans secured by investment properties or fixed-rate prime jumbo loans in transactions sponsored by PMC or a nonaffiliate. Subordinate MBS provide the Company with a higher yield than senior securities. However, the Company retains credit risk in the subordinate MBS since they are the first securities to absorb credit losses relating to the underlying loans.

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

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing the subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

•
Certain of the Company’s investments in subordinate MBS either do not expose the Company to losses or residual returns that could be significant to the issuing VIE or the Company has concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. These investments are classified as subordinate credit-linked securities in the Company’s investment in MBS as shown in Note 8 – Mortgage-Backed Securities.
•
For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the majority of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, as a holder of subordinate securities, is exposed to losses or residual returns that could potentially be significant to the VIEs. PMT consolidates the VIEs that issue those subordinate MBS.

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

Financing of Mortgage Servicing Assets

The Company entered into securitization transactions in which VIEs issued variable funding notes and term debt backed by beneficial interests in MSRs. The Company acts as guarantor of the variable funding notes and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, PMT consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value and the variable funding notes are included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. The financing is detailed in Note 15 – Long-Term Debt.

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

Mortgage-Backed Securities

The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period results of operations. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gains (losses) on investments and financings. Purchases and sales of MBS are recorded as of the trade date. The Company categorizes its investments in Agency pass-through, senior non-Agency, subordinate credit linked MBS and principal-only stripped securities as “Level 2” fair value assets. The Company classifies its investments in interest-only stripped securities as “Level 3” fair value assets.

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

Excess Servicing Spread

The Company had acquired the right to receive the ESS related to certain of the MSRs owned by PFSI. ESS was carried at its fair value. The Company categorizes ESS as a “Level 3” fair value asset.

Interest Income Recognition

Interest income for ESS was accrued using the interest method, based upon the expected yield from the ESS through the expected life of the underlying mortgages.

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing and MBS financing activities due to changes in market interest rates as discussed below:

•
The Company is exposed to loss if market mortgage interest rates increase because market interest rate increases generally cause the fair value of MBS (other than IO stripped MBS), IRLCs and loans acquired for sale to decrease.
•
The Company is exposed to losses if market mortgage interest rates decrease because market interest rate decreases generally cause the fair value of MSRs, ESS and IO stripped MBS to decrease.

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

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and loans. Under these agreements, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impounded) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors, administering loss mitigation activities, including modification and forbearance programs; and supervising foreclosures and property dispositions. The Company has engaged PFSI to provide these services on its behalf.

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The Company categorizes MSR as a “Level 3” fair value asset.

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

Borrowings

Borrowings, other than Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements are included in the carrying value of the borrowing facilities and are accrued to Interest expense over the term of revolving borrowing facilities on the straight-line basis and over non-revolving borrowings’ contractual lives using the interest method.

Asset-Backed Financings of Variable Interest Entities at Fair Value and Interest-Only Security Payable at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financings and interest only security payable are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and/or interest payments of the loans held by the consolidated VIEs. Asset-backed financings of the VIEs and Interest-only security payable at fair value are carried at fair value. Changes in fair value are recognized in current period results of operations as a component of Net gains (losses) on investments and financings. The Company categorizes asset-backed financings of the consolidated VIEs at fair value as “Level 2” fair value liabilities and the Interest-only security payable at fair value as a “Level 3” fair value liability.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the loans it has sold. The Company’s sales agreements include representations and warranties related to the loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, property value, loan amount, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan defect rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at fair value at the time loans are sold and periodically adjusts the liability for estimated losses in excess of the recorded liability. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance (“UPB”) of loans sold by PMT to date represents the maximum exposure to repurchases related to representations and warranties.

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

Income Taxes

The Company has elected to be taxed as a REIT and believes PMT complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, the Company believes PMT will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company’s REIT qualification.

PMC, the Company’s taxable REIT subsidiary (“TRS”), is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Company expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period in which the change occurs.

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

Recently Issued Accounting Pronouncements

During 2023, The FASB issued two Accounting Standards Updates (“ASUs”) aimed at increasing the amount of detail provided to financial statement users in certain existing disclosures. Neither ASU requires changes to the Company’s accounting. The ASUs are discussed below:

Segment Disclosures

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses.

The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments will require that the Company supplement its existing disclosures to include disclosure of:

•
significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss; and
•
an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss.

The Company will be required to apply ASU 2023-07 in annual periods beginning with its fiscal year ending December 31, 2024 and for quarterly periods ended thereafter with early adoption permitted.

Income Tax Disclosures

The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

•
Reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction; and
•
Disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes. Payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted.

Note 4—Transactions with Related Parties

The Company enters into transactions with subsidiaries of PFSI in support of its operating, investing and financing activities as summarized below.

Operating Activities

Loan Servicing

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale and loans held in VIEs (prime servicing), and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO.

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

MSR Recapture Agreement

The Company has an MSR recapture agreement with PLS. Pursuant to the terms of the MSR recapture agreement, if PLS refinances (recaptures) mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to the Company cash in an amount equal to:

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

Following is a summary of loan servicing fees earned by PLS:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$680	$1,018	$2,363
Loans at fair value	208	529	505
MSRs	80,459	80,368	77,790
	$81,347	$81,915	$80,658
Average investment in loans:
Acquired for sale at fair value	$1,439,373	$1,938,470	$4,135,140
At fair value	$1,451,632	$1,615,982	$481,433
Average MSR portfolio UPB	$231,203,032	$222,847,593	$196,996,623

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
$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and, as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.
•
Sourcing fees range from one to two basis points of the loans' UPB, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Loan fulfillment fees earned by PLS	$27,826	$67,991	$178,927
UPB of loans fulfilled by PLS	$14,898,301	$37,090,031	$110,003,574

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$7,162	$4,968	$6,472
UPB of loans sold to PLS:
Government guaranteed or insured	$40,476,782	$45,768,110	$64,774,728
Conventional conforming	31,141,915	3,912,157	—
	$71,618,697	$49,680,267	$64,774,728

Purchases of loans acquired for sale from PLS	$—	$298,862	$—

Tax service fees paid to PLS	$3,216	$8,418	$26,126

	December 31, 2023	December 31, 2022
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$168,303	$159,671

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

•
10% of the amount by which “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark”, up to (ii) a 12% return on “equity”; plus
•
15% of the amount by which “net income” for the quarter exceeds (i) a 12% return on “equity” plus the “high watermark”, up to (ii) a 16% return on “equity”; plus
•
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

Following is a summary of management fee expenses:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Base management	$28,762	$31,065	$34,794
Performance incentive	—	—	3,007
	$28,762	$31,065	$37,801
Average shareholders' equity amounts used to calculate base management fee expense	$1,917,642	$2,079,851	$2,348,395

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$21,468	$23,829	$18,812
Common overhead incurred by PCM and its affiliates	7,492	8,588	4,906
Compensation	660	660	660
	$29,620	$33,077	$24,378
Payments and settlements during the year (1)	$94,339	$144,012	$284,381

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both December 31, 2023 and December 31, 2022.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2023	December 31, 2022
	(in thousands)
Due from PFSI-Miscellaneous receivables	$56	$3,560

Due to PFSI:
Correspondent production fees	$8,288	$6,835
Management fees	7,252	7,307
Loan servicing fees	6,809	6,740
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	5,612	11,447
Fulfillment fees	1,301	4,043
	$29,262	$36,372

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2023	December 31, 2022
	(in thousands)
Loan servicing advances	$206,151	$197,972
Real estate acquired in settlement of loans	2,003	3,479
	$208,154	$201,451

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows:
Proceeds from sales	$15,936,124	$39,077,156	$110,919,477
Loan servicing fees received	$659,438	$625,210	$526,245

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2023	December 31, 2022
	(in thousands)
UPB of loans outstanding	$228,838,471	$229,858,573
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,184,500	$1,903,007
90 or more days delinquent:
Not in foreclosure	$1,029,962	$880,841
In foreclosure	$85,045	$70,921
Bankruptcy	$185,320	$123,239
Custodial funds managed by the Company (1)	$1,759,974	$1,783,157

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

Note 6—Variable Interest Entities

The Company is a variable interest holder in various VIEs that relate to its investing and financing activities as discussed below.

Credit Risk Transfer Arrangements

The Company has previously entered into certain loan sales arrangements pursuant to which it accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on such loans and include CRT Agreements and other CRT securities.

The Company, through PMC, entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining Recourse Obligations as part of the retention of IO ownership interests in such loans and include:

•
CRT Agreements, which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT Agreements based on the size of the loans and a contractual schedule of loss severity; and
•
Other CRT securities, which require the Company to absorb losses only when the reference loans realize credit losses.

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

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$18,524	$38,382	$93,837
Valuation changes	38,020	(42,220)	(12,829)
	56,544	(3,838)	81,008
CRT strips
Realized	46,252	60,389	111,872
Valuation changes	90,501	(110,356)	175,955
	136,753	(49,967)	287,827
Interest-only security payable at fair value	(10,742)	(11,332)	164
	182,555	(65,137)	368,999
Interest income — Deposits securing CRT arrangements	62,713	21,324	559
	$245,268	$(43,813)	$369,558

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$3,523	$(19,016)	$(62,387)

	December 31, 2023	December 31, 2022
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$16,160	$1,262
Derivative and credit risk transfer strip liabilities:
CRT derivatives	—	(23,360)
CRT strips	(46,692)	(137,193)
	(46,692)	(160,553)
Deposits securing CRT arrangements	1,209,498	1,325,294
Interest-only security payable at fair value	(32,667)	(21,925)
	$1,146,299	$1,144,078

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$16,160	$1,262
Deposits securing CRT arrangements (1)	$1,209,498	$1,325,294

UPB of loans underlying CRT arrangements	$23,152,230	$25,315,524
Collection status (UPB):
Delinquency
Current	$22,531,905	$24,673,719
30-89 days delinquent	$411,991	$409,049
90-180 days delinquent	$120,011	$112,286
180 or more days delinquent	$64,647	$93,717
Foreclosure	$23,676	$26,753
Bankruptcy	$58,696	$54,395

(1)
Deposits securing credit risk transfer strip liabilities also secure $46.7 million and $160.6 million in CRT derivative and CRT strip liabilities at December 31, 2023 and December 31, 2022, respectively.

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

The Company has concluded that the trusts holding the assets underlying certain of these transactions are VIEs. The Company has concluded that it is the primary beneficiary of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the loans, to direct the activities of the trusts that most significantly impact the trusts’ economic performance and, as a holder of subordinate securities, that PMT is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates these VIEs.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by its consolidated VIEs on its consolidated statements of operations.

Following is a summary of the Company’s investment in subordinate mortgage-backed securities backed by assets held in consolidated VIEs:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net investment income
Fair value changes:
Loans at fair value	$17,876	$(301,164)	$(12,536)
Asset-backed financings at fair value	(13,678)	283,586	19,708
Interest income	56,833	59,263	17,014
Interest expense	49,988	53,570	15,076
	$11,043	$(11,885)	$9,110

	December 31, 2023	December 31, 2022
	(in thousands)
Loans at fair value	$1,431,689	$1,509,942
Asset-backed financings at fair value	$1,336,731	$1,414,955
Subordinate MBS retained at fair value pledged to secure Assets sold under agreements to repurchase	$85,344	$84,044
Note 7— Fair Value

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company identified PMT’s asset-backed financings of VIEs and IO security payable to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facilities, thereby matching the debt issuance cost to the periods benefiting from the availability of these facilities.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$128,338	$—	$—	$128,338
Mortgage-backed securities at fair value	—	4,742,061	94,231	4,836,292
Loans acquired for sale at fair value	—	662,700	6,318	669,018
Loans at fair value	—	1,431,689	2,131	1,433,820
Derivative assets:
Call options on interest rate futures purchase contracts	41,712	—	—	41,712
Put options on interest rate futures purchase contracts	4,324	—	—	4,324
Forward purchase contracts	—	15,905	—	15,905
Forward sale contracts	—	671	—	671
MBS call options	—	3,218	—	3,218
MBS put options	—	5	—	5
CRT derivatives	—	—	16,160	16,160
Interest rate lock commitments	—	—	7,596	7,596
Total derivative assets before netting	46,036	19,799	23,756	89,591
Netting	—	—	—	88,393
Total derivative assets after netting	46,036	19,799	23,756	177,984
Mortgage servicing rights at fair value	—	—	3,919,107	3,919,107
	$174,374	$6,856,249	$4,045,543	$11,164,559
Liabilities:
Asset-backed financings at fair value	$—	$1,336,731	$—	$1,336,731
Interest-only security payable at fair value	—	—	32,667	32,667
Derivative and credit risk transfer strip liabilities:
Call options on interest rate futures purchase contracts	2,005	—	—	2,005
Call options on interest rate futures sell contracts	1,328	—	—	1,328
Forward purchase contracts	—	490	—	490
Forward sales contracts	—	50,363	—	50,363
Interest rate lock commitments	—	—	64	64
Total derivative liabilities before netting	3,333	50,853	64	54,250
Netting	—	—	—	(49,561)
Total derivative liabilities after netting	3,333	50,853	64	4,689
Credit risk transfer strips	—	—	46,692	46,692
Total derivative and credit risk transfer strip liabilities	3,333	50,853	46,756	51,381
	$3,333	$1,387,584	$79,423	$1,420,779

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$252,271	$—	$—	$252,271
Mortgage-backed securities at fair value	—	4,462,601	—	4,462,601
Loans acquired for sale at fair value	—	1,811,225	10,708	1,821,933
Loans at fair value	—	1,509,942	3,457	1,513,399
Derivative assets:
Call options on interest rate futures purchase contracts	2,906	—	—	2,906
Put options on interest rate futures purchase contracts	8,130	—	—	8,130
Forward purchase contracts	—	418	—	418
Forward sale contracts	—	43,435	—	43,435
MBS put options	—	2,783	—	2,783
CRT derivatives	—	—	1,262	1,262
Interest rate lock commitments	—	—	3,877	3,877
Total derivative assets before netting	11,036	46,636	5,139	62,811
Netting	—	—	—	22,129
Total derivative assets after netting	11,036	46,636	5,139	84,940
Mortgage servicing rights at fair value	—	—	4,012,737	4,012,737
	$263,307	$7,830,404	$4,032,041	$12,147,881
Liabilities:
Asset-backed financings at fair value	$—	$1,414,955	$—	$1,414,955
Interest-only security payable at fair value	—	—	21,925	21,925
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	15,196	—	15,196
Forward sales contracts	—	17,279	—	17,279
CRT derivatives	—	—	23,360	23,360
Interest rate lock commitments	—	—	4,355	4,355
Total derivative liabilities before netting	—	32,475	27,715	60,190
Netting	—	—	—	(30,157)
Total derivative liabilities after netting	—	32,475	27,715	30,033
Credit risk transfer strips	—	—	137,193	137,193
Total derivative and credit risk transfer strip liabilities	—	32,475	164,908	167,226
	$—	$1,447,430	$186,833	$1,604,106

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2023
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$—	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	—	7,151	119	—	4,591	—	16,258	28,119
Repayments and sales	(3,417)	(11,291)	(548)	(18,286)	—	(46,252)	—	(79,794)
Accrual of unearned discount	2,673	—	—	—	—	—	—	2,673
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	292,527	292,031
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
Exchange of mortgage servicing spread for interest-only stripped securities and interest receivable	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Loans to REO	—	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(11,786)	—	—	(11,786)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	(472)	(472)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$(8,572)	$(21)	$(964)	$38,020	$7,532	$90,501	$(296,847)	$(170,351)

(1)
For the purpose of this table, CRT derivative, Interest Rate Lock Commitments ("IRLC"), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2023
(in thousands)
Interest-only security payable:
Balance, December 31, 2022	$21,925
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	10,742
10,742
Balance, December 31, 2023	$32,667
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2023	$10,742

	Year ended December 31, 2022
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2021	$30,129	$4,161	$18,964	$2,451	$(26,837)	$2,892,855	$2,921,723
Purchases and issuances	13,619	—	—	(87,393)	—	—	(73,774)
Repayments and sales	(29,674)	(1,390)	(37,224)	—	(60,389)	—	(128,677)
Amounts received pursuant to sales of loans	—	—	—	—	—	670,343	670,343
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(3,366)	686	(3,838)	(234,146)	(49,967)	449,435	158,804
	(3,366)	686	(3,838)	(234,146)	(49,967)	449,435	158,804
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	318,610	—	—	318,610
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	104	104
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Changes in fair value recognized during the year relating to assets still held at December 31, 2022	$(1,098)	$196	$(42,220)	$(478)	$(110,356)	$449,435	$295,479

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

Liabilities	Year ended December 31, 2021
(in thousands)
Interest-only security payable:
Balance, December 31, 2020	$10,757
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(164)
(164)
Balance, December 31, 2021	$10,593
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2021	$(164)

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	December 31, 2023			December 31, 2022
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$667,857	$648,283	$19,574	$1,819,551	$1,795,445	$24,106
90 or more days delinquent:
Not in foreclosure	433	617	(184)	1,666	1,927	(261)
In foreclosure	728	845	(117)	716	809	(93)
	1,161	1,462	(301)	2,382	2,736	(354)
	$669,018	$649,745	$19,273	$1,821,933	$1,798,181	$23,752
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,430,427	$1,697,305	$(266,878)	$1,508,540	$1,788,911	$(280,371)
90 or more days delinquent:
Not in foreclosure	1,262	1,582	(320)	1,231	1,642	(411)
In foreclosure	—	—	—	171	226	(55)
	1,262	1,582	(320)	1,402	1,868	(466)
	1,431,689	1,698,887	(267,198)	1,509,942	1,790,779	(280,837)
Distressed:
Current through 89 days delinquent	569	728	(159)	498	682	(184)
90 or more days delinquent:
Not in foreclosure	393	2,023	(1,630)	1,230	2,964	(1,734)
In foreclosure	1,169	2,546	(1,377)	1,729	2,728	(999)
	1,562	4,569	(3,007)	2,959	5,692	(2,733)
	2,131	5,297	(3,166)	3,457	6,374	(2,917)
	$1,433,820	$1,704,184	$(270,364)	$1,513,399	$1,797,153	$(283,754)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2023
	Net loan servicing fees	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$74,984	$—	$1,986	$76,970
Loans acquired for sale at fair value	—	—	15,025	—	15,025
Loans at fair value	—	17,439	—	(2,127)	15,312
Credit risk transfer strips	—	136,753	—	—	136,753
MSRs at fair value	(296,847)	—	—	—	(296,847)
	$(296,847)	$229,176	$15,025	$(141)	$(52,787)
Liabilities:
Interest-only security payable at fair value	$—	$(10,742)	$—	$—	$(10,742)
Asset-backed financings at fair value	—	(13,678)	—	(496)	(14,174)
	$—	$(24,420)	$—	$(496)	$(24,916)

	Year ended December 31, 2022
	Net loan servicing fees	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(576,758)	$—	$12,697	$(564,061)
Loans acquired for sale at fair value	—	—	(539,102)	—	(539,102)
Loans at fair value	—	(300,478)	—	(1,109)	(301,587)
Credit risk transfer strips	—	(49,967)	—	—	(49,967)
MSRs at fair value	449,435	—	—	—	449,435
	$449,435	$(927,203)	$(539,102)	$11,588	$(1,005,282)
Liabilities:
Interest-only security payable at fair value	$—	$(11,332)	$—	$—	$(11,332)
Asset-backed financings at fair value	—	283,586	—	1,773	285,359
	$—	$272,254	$—	$1,773	$274,027

	Year ended December 31, 2021
	Net loan servicing fees	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(74,354)	$—	$(9,323)	$(83,677)
Loans acquired for sale at fair value	—	—	3,960	—	3,960
Loans at fair value	—	(11,925)	—	(1,624)	(13,549)
ESS at fair value	—	1,037	—	1,280	2,317
Credit risk transfer strips	—	287,827	—	—	287,827
MSRs at fair value	(337,186)	—	—	—	(337,186)
	$(337,186)	$202,585	$3,960	$(9,667)	$(140,308)
Liabilities:
Interest-only security payable at fair value	$—	$164	$—	$—	$164
Asset-backed financings at fair value	—	19,708	—	(1,144)	18,564
	$—	$19,872	$—	$(1,144)	$18,728

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2023	$—	$—	$753	$753
December 31, 2022	$—	$—	$1,292	$1,292

The following table summarizes the fair value changes recognized during the periods on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Real estate acquired in settlement of loans	$(223)	$(505)	$279

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes, defined in Note 15 – Long Term Debt, are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies the 2023 Senior Notes, defined in Note 15 – Long-Term Debt, as “Level 2” fair value liabilities.

The Company has concluded that the fair values of these borrowings other than term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and the Unsecured senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets using indications of fair value provided by nonaffiliate brokers for the term notes and internal estimates of fair value for the term loans, and uses pricing services for estimates of fair value of its Unsecured senior notes. The fair value and carrying value of these liabilities are summarized below:

	December 31, 2023		December 31, 2022
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,910,605	$2,904,678	$2,804,028	$2,721,391
Unsecured senior notes	$600,458	$580,090	$546,254	$471,781

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff within PFSI's capital markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to PFSI’s senior management valuation committee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, capital markets and risk management staffs.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company’s categorization of its current holdings of MBS is based on whether the respective security is an IO security:

•
The Company categorizes the majority of its current holdings of MBS as “Level 2” fair value assets. Fair value of these securities is established based on quoted market prices for the Company’s MBS holdings or similar securities.
•
The Company categorizes its current holdings of IO securities as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of its IO securities.

The key inputs used in the estimation of the fair value of IO securities include discount rate (pricing spread) and prepayment rate (prepayment speed). Significant changes to those inputs in isolation may result in a significant change in the IO securities' fair value measurement. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO securities:

December 31, 2023
Fair value (in thousands)	$94,231
Key inputs (1)
Pricing spread (2)
Range	5.1% – 5.1%
Weighted average	5.1%
Annual total prepayment speed (3)
Range	10.9% – 11.0%
Weighted average	10.9%
Equivalent life (in years)
Range	4.7 - 7.2
Weighted average	7.1

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•
Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale at fair value and all of the loans at fair value held in VIEs, are categorized as “Level 2” fair value assets:
•
For loans acquired for sale, the fair values are established using the loans’ contracted selling prices, quoted market prices or market price equivalents.
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

•
Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair value for loans acquired for sale categorized as “Level 3” assets is estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment status, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Distressed loans’ fair values are estimated based on the expected resolution from the individual asset’s disposition strategy. When a cash flow projection is used to estimate fair value, those cash flows are discounted at annual rates up to 20%.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair values of CRT derivatives are based on indications of fair value provided to the Company by nonaffiliate brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the recourse obligations and the IO ownership interests. Together, the recourse obligation and the IO ownership interest comprise the CRT derivative. Fair value of the CRT derivatives is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair values of the certificates.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value
CRT derivatives
Assets	$16,160	$1,262
Liabilities	$—	$23,360
UPB of loans in reference pools	$5,437,551	$5,972,060
Key inputs (1)
Discount rate
Range	9.0% – 9.7%	8.7% – 11.1%
Weighted average	9.6%	10.8%
Voluntary prepayment speed (2)
Range	6.9% – 7.6%	7.5% – 8.3%
Weighted average	7.4%	7.6%
Involuntary prepayment speed (3)
Range	0.2% – 0.8%	0.5% – 1.3%
Weighted average	0.3%	0.6%
Remaining loss expectation
Range	0.2% – 0.3%	0.4% – 0.7%
Weighted average	0.3%	0.6%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rates and the estimated MSRs attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rates or the MSR components of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of an IRLC’s fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2023	December 31, 2022
Fair value (in thousands) (1)	$7,532	$(478)
Committed amount (in thousands)	$874,017	$1,484,384
Key inputs (2)
Pull-through rate
Range	50.0% - 98.0%	54.8% – 100%
Weighted average	82.5%	92.1%
MSR fair value expressed as
Servicing fee multiple
Range	1.7 - 6.5	1.9 – 7.1
Weighted average	4.6	4.7
Percentage of UPB
Range	0.4% - 2.4%	0.7% – 3.1%
Weighted average	1.7%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans acquired for sale or Net gains (losses) on investments and financings, as applicable, in the consolidated statements of operations.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value assets or liabilities. The fair values of CRT strips are based on indications of fair value provided to the Company by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interests and recourse obligations. Together, the IO ownership interest and the recourse obligation comprise the CRT strip.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the indications of fair value of the securities provided by the nonaffiliate brokers. Through December 31, 2021, the Company applied adjustments to the fair value derived from these indications to account for contractual restrictions limiting PMT’s ability to sell certain of the certificates. During the quarter ended March 31, 2022, the contractual restrictions on the Company’s ability to sell the certificates were removed. The Company recognized the effect of the removal of this restriction in Net gains (losses) on investments and financings during the quarter ended March 31, 2022.

The Company assesses the indications of fair value it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$46,692	$137,193
UPB of loans in the reference pools	$17,714,679	$19,343,464
Key inputs (1)
Discount rate
Range	7.9% – 9.6%	4.3% – 11.3%
Weighted average	9.4%	10.5%
Voluntary prepayment speed (2)
Range	6.6% – 8.2%	7.7% – 7.9%
Weighted average	6.8%	7.7%
Involuntary prepayment speed (3)
Range	0.2% – 0.3%	0.6% – 2.0%
Weighted average	0.2%	0.8%
Remaining loss expectation
Range	0.5% – 1.6%	0.7% – 2.0%
Weighted average	0.6%	0.9%

(1)
Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using Life Voluntary CPR.
(3)
Involuntary prepayment speed is measured using Life Involuntary CPR.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair values of MSRs. The fair values of MSRs are derived from the net positive cash flows associated with the servicing agreements. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements and generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and is generally entitled to retain any placement fees earned on certain custodial funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spreads, the prepayment speeds of the underlying loans, and the annual per-loan costs to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (pricing spreads) increase, or when annual per-loan costs of servicing increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2023	2022	2021
	(MSR recognized and UPB of underlying loans amounts in thousands)
MSRs recognized	$292,527	$670,343	$1,484,629
UPB of underlying loans	$15,966,491	$39,014,110	$108,424,795
Weighted average annual servicing fee rate (in basis points)	39	34	28
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.8%	5.5% – 8.9%	6.0% – 8.0%
Weighted average	5.8%	6.3%	7.2%
Prepayment speed (3)
Range	10.1% – 22.7%	5.5% – 19.7%	5.5% – 12.5%
Weighted average	12.4%	9.3%	8.2%
Equivalent average life (in years)
Range	2.8 - 7.2	4.0 – 9.6	3.5 – 9.1
Weighted average	6.8	8.0	8.1
Annual per-loan cost of servicing
Range	$68 – $83	$73 – $81	$80 – $81
Weighted average	$70	$79	$80

(1)
Weighted average inputs are based on UPB of the underlying loans.
(2)
Effective January 1, 2022, the Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.
(3)
Prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2023	December 31, 2022
	(Fair value, UPB of underlying loans and effect on fair value amounts in thousands)
Fair value	$3,919,107	$4,012,737
UPB of underlying loans	$230,294,583	$229,971,035
Weighted average annual servicing fee rate (in basis points)	28	29
Weighted average note interest rate	3.7%	3.5%
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.5%	4.9% – 8.8%
Weighted average	5.5%	5.7%
Effect on fair value of (3):
5% adverse change	$(48,362)	$(52,004)
10% adverse change	$(95,575)	$(102,727)
20% adverse change	$(186,699)	$(200,497)
Prepayment speed (4)
Range	6.5% – 17.9%	5.1% – 17.4%
Weighted average	7.0%	6.3%
Equivalent average life (in years)
Range	2.7 – 9.4	3.5 – 9.3
Weighted average	8.5	8.9
Effect on fair value of (3):
5% adverse change	$(53,964)	$(51,044)
10% adverse change	$(106,144)	$(100,544)
20% adverse change	$(205,509)	$(195,201)
Annual per-loan cost of servicing
Range	$70 – $89	$69 – $69
Weighted average	$70	$69
Effect on fair value of (3):
5% adverse change	$(17,276)	$(17,629)
10% adverse change	$(34,551)	$(35,258)
20% adverse change	$(69,103)	$(70,515)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of year	$4,462,601	$2,666,768	$2,213,922
Purchases	3,172,193	3,718,093	2,232,923
Sales	(2,629,540)	(1,079,826)	(1,300,653)
Repayments	(349,479)	(278,373)	(395,747)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	103,547	—	—
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums (discounts)	1,986	12,697	(9,323)
Valuation adjustments	74,984	(576,758)	(74,354)
	76,970	(564,061)	(83,677)
Balance at end of year	$4,836,292	$4,462,601	$2,666,768

Following is a summary of the Company’s investments in MBS:

	December 31, 2023
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value (1)
	(in thousands)
Agency fixed-rate pass-through securities	$4,311,342	$34	$(41,320)	$4,270,056
Subordinate credit-linked securities	275,963	(3,633)	28,850	301,180
Senior non-Agency securities	124,771	(3,567)	(3,715)	117,489
Principal-only stripped mortgage-backed securities	65,573	(18,567)	6,330	53,336
	$4,777,649	$(25,733)	$(9,855)	4,742,061
Interest-only stripped mortgage-backed securities				94,231
				$4,836,292

	December 31, 2022

	(in thousands)
Agency fixed-rate pass-through securities	$4,693,045	$30,423	$(460,966)	$4,262,502
Subordinate credit-linked securities	184,620	52	(6,774)	177,898
Senior non-Agency securities	28,103	(876)	(5,026)	22,201
	$4,905,768	$29,599	$(472,766)	$4,462,601

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2023	December 31, 2022
	(in thousands)
GSE eligible — held for sale to nonaffiliates (1)	$491,108	$1,651,554
Held for sale to PLS
Government insured or guaranteed	106,069	114,702
Conventional conforming loans	62,234	44,969
	168,303	159,671
Jumbo	3,289	—
Home equity lines of credit	1,803	2,424
Repurchased pursuant to representations and warranties	4,515	8,284
	$669,018	$1,821,933
Loans pledged to secure Assets sold under agreements to repurchase	$659,751	$1,801,368

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	December 31, 2023	December 31, 2022
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,383,392	$1,459,160
Fixed interest rate jumbo loans	48,297	50,782
	1,431,689	1,509,942
Distressed loans	2,131	3,457
	$1,433,820	$1,513,399
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,431,689	$1,509,942
Assets sold under agreements to repurchase	207	206
	$1,431,896	$1,510,148

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At December 31, 2023 and December 31, 2022, $85.3 million and $84.0 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	December 31, 2023	December 31, 2022
	(in thousands)
Derivative assets	$177,984	$84,940
	$177,984	$84,940

Derivative liabilities	$4,689	$30,033
Credit risk transfer strip liabilities	46,692	137,193
	$51,381	$167,226

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing assets and MBS financing activities due to changes in market interest rates as discussed below:

•
The Company is exposed to losses if market mortgage interest rates increase, because market interest rate increases generally cause the fair values of MBS, IRLCs and loans acquired for sale to decrease.
•
The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally encourage increased mortgage refinancing activities, which causes the fair values of MSRs to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair values of the Company’s MBS, inventory of loans acquired for sale, IRLCs and MSRs. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits on the consolidated balance sheets:

	December 31, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	2,315,000	$41,712	$2,005	1,950,000	$2,906	$—
Put options on interest rate futures purchase contracts	2,900,000	4,324	—	1,785,000	8,130	—
Call options on interest rate futures sell contracts	500,000	—	1,328	—	—	—
Forward purchase contracts	2,789,324	15,905	490	3,929,833	418	15,196
Forward sale contracts	7,219,512	671	50,363	11,661,925	43,435	17,279
MBS call options	500,000	3,218	—	—	—	—
MBS put options	450,000	5	—	1,050,000	2,783	—
Bond futures	2,860,500	—	—	867,900	—	—
Swap futures	1,048,800	—	—	—	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,437,551	16,160	—	5,972,060	1,262	23,360
Interest rate lock commitments	874,017	7,596	64	1,484,384	3,877	4,355
Total derivative instruments before netting		89,591	54,250		62,811	60,190
Netting		88,393	(49,561)		22,129	(30,157)
		$177,984	$4,689		$84,940	$30,033
Margin deposits placed with derivative counterparties included in derivative balances above, net		$137,955			$52,286
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$16,160			$1,262

(1)
Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)
All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of December 31, 2023 and December 31, 2022, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
Counterparty	(in thousands)
CRT derivatives	$16,160	$—	$—	$16,160	$1,262	$—	$—	$1,262
Interest rate lock commitments	7,596	—	—	7,596	3,877	—	—	3,877
Morgan Stanley & Co. LLC	79,825	—	—	79,825	33,703	—	—	33,703
RJ O’Brien & Associates, LLC	42,703	—	—	42,703	11,036	—	—	11,036
Goldman Sachs & Co. LLC	18,701	—	—	18,701	2,789	—	—	2,789
Wells Fargo Securities, LLC	7,759	—	—	7,759	6,980	—	—	6,980
Bank of America, N.A.	3,418	—	—	3,418	14,666	—	—	14,666
J.P. Morgan Securities LLC	997	—	—	997	110	—	—	110
Citigroup Global Markets Inc.	503	—	—	503	—	—	—	—
Credit Suisse Securities (USA) LLC	—	—	—	—	5,827	—	—	5,827
Barclays Capital Inc.	—	—	—	—	2,013	—	—	2,013
Other	322	—	—	322	2,677	—	—	2,677
	$177,984	$—	$—	$177,984	$84,940	$—	$—	$84,940

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amounts of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amounts recorded on the consolidated balance sheet.

	December 31, 2023				December 31, 2022
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
Counterparty	(in thousands)
CRT derivatives	$—	$—	$—	$—	$23,360	$—	$—	$23,360
Interest rate lock commitments	64	—	—	64	4,355	—	—	4,355
J.P. Morgan Securities LLC	1,521,072	(1,521,072)	—	—	1,605,813	(1,605,813)	—	—
Barclays Capital Inc.	807,404	(803,641)	—	3,763	1,115,265	(1,115,265)	—	—
Bank of America, N.A.	785,756	(785,756)	—	—	1,239,293	(1,239,293)	—	—
Atlas Securitized Products, L.P.	783,456	(783,456)	—	—	—	—	—	—
Wells Fargo Securities, LLC	569,129	(569,129)	—	—	262,512	(262,512)	—	—
Daiwa Capital Markets	340,975	(340,975)	—	—	439,089	(439,089)	—	—
Santander US Capital	292,091	(292,091)	—	—	—	—	—	—
Citigroup Global Markets Inc.	147,093	(147,093)	—	—	197,229	(195,807)	—	1,422
Goldman Sachs & Co. LLC	145,007	(145,007)	—	—	156,952	(156,952)	—	—
RBC Capital Markets, L.P.	128,602	(128,602)	—	—	268,581	(268,581)	—	—
Mizuho Financial Group	67,637	(67,110)	—	527	—	—	—	—
Morgan Stanley & Co. LLC	25,814	(25,814)	—	—	218,730	(218,730)	—	—
BNP Paribas	10,121	(10,121)	—	—	153,220	(153,220)	—	—
Nomura Holdings America, Inc	8,135	(7,940)	—	195	4,444	(4,444)	—	—
Credit Suisse Securities (USA) LLC	—	—	—	—	675,639	(675,639)	—	—
Amherst Pierpont Securities LLC	—	—	—	—	283,928	(283,294)	—	634
Other	140	—	—	140	262	—	—	262
	$5,632,496	$(5,627,807)	$—	$4,689	$6,648,672	$(6,618,639)	$—	$30,033

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statements of operations line	2023	2022	2021
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$8,010	$(2,928)	$(69,935)
CRT derivatives	Net gains (losses) on investments and financings	$56,544	$(3,838)	$81,008
Hedged item:
Assets sold under agreements to repurchase	Net gains (losses) on investments and financings	$(83,201)	$—	$—
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$4,636	$553,965	$141,901
Mortgage servicing rights	Net loan servicing fees	$(92,775)	$(204,879)	$(345,041)

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the years in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of year	$4,012,737	$2,892,855	$1,755,236
Purchases	16,258	—	—
MSRs resulting from loan sales	292,527	670,343	1,484,629
Transfers to Agency of mortgage servicing rights relating to delinquent loans	(472)	104	—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	(105,096)	—	—
Changes in fair value:
Due to changes in inputs used in valuation model (1)	87,811	819,727	(39,056)
Other changes in fair value (2)	(384,658)	(370,292)	(298,130)
	(296,847)	449,435	(337,186)
Recombination with loans at fair value resulting from initial consolidation of VIEs (3)	—	—	(9,824)
Balance at end of year	$3,919,107	$4,012,737	$2,892,855

	December 31, 2023	December 31, 2022
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,871,249	$3,962,820

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

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Contractually-specified servicing fees	$659,438	$625,210	$526,245
Ancillary and other fees:
Late charges	3,352	2,526	1,701
Other	13,656	23,515	67,400
	17,008	26,041	69,101
	$676,446	$651,251	$595,346
Average MSR servicing portfolio	$231,203,032	$222,847,593	$196,996,623

From PFSI—MSR recapture fees	$1,784	$13,744	$50,859
UPB of loans recaptured	$315,412	$2,533,115	$9,389,260

Note 13— Other Assets

Other assets are summarized below:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Derivative margin deposits	$124,293	$51,463
Interest receivable	37,305	31,027
Servicing fees receivable	14,603	15,727
Correspondent lending receivables	6,313	8,967
Other receivables	7,199	7,657
Real estate acquired in settlement of loans	4,541	7,734
Other	58,284	12,416
	$252,538	$134,991
Real estate acquired in settlement of loans pledge to secure Assets sold under agreements to repurchase	$1,905	$3,297

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2023.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Weighted average interest rate (1)	5.91%	2.81%	1.36%
Average balance	$6,306,627	$5,625,345	$6,161,755
Total interest expense	$378,367	$165,436	$97,078
Maximum daily amount outstanding	$9,460,676	$8,834,936	$8,882,538

(1)
Excludes the effect of amortization of debt issuance costs of $5.5 million, $7.6 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,627,807	$6,618,639
Unamortized debt issuance costs	(3,249)	(2,111)
	$5,624,558	$6,616,528
Weighted average interest rate	6.14%	5.03%
Available borrowing capacity (1):
Committed	$634,147	$217,279
Uncommitted	5,221,706	4,762,056
	$5,855,853	$4,979,335
Margin deposits received from counterparties included in Accounts payable and accrued liabilities, net	$(116,358)	$(13,630)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,836,292	$4,462,601
Loans acquired for sale at fair value	$659,751	$1,801,368
Loans at fair value:
Securities retained in asset-backed financings	$85,344	$84,044
Distressed	$207	$206
Deposits securing credit risk transfer arrangements	$77,417	$455,552
Mortgage servicing rights (2)	$2,000,574	$2,092,794
Servicing advances	$101,927	$100,888
Real estate acquired in settlement of loans	$1,905	$3,297

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2023 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$3,544,347
Over 30 to 90 days	1,469,433
Over 90 days to 180 days	128,602
Over 180 days to 1 year	—
Over 1 year to 2 years	485,425
$5,627,807
Weighted average maturity (in months)	2.5

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2023:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$102,864	March 18, 2024	June 27, 2025
Goldman Sachs & Co. LLC	$843	March 12, 2024	December 8, 2025
Barclays Capital Inc.	$1,658	March 9, 2024	November 13, 2024
JPMorgan Chase & Co.	$1,407	February 25, 2024	June 16, 2025
Citibank, N.A.	$10,246	March 6, 2024	June 27, 2025
Bank of America, N.A.	$18,361	January 25, 2024	June 12, 2025
Wells Fargo Securities, LLC	$362	March 9, 2024	May 3, 2025
RBC Capital Markets, L.P.	$6,204	April 5, 2024	November 8, 2024
Morgan Stanley & Co. LLC	$2,279	March 12, 2024	January 27, 2025
BNP Paribas	$995	March 10, 2024	September 30, 2025

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$22,261	January 30, 2024
Barclays Capital Inc.	$51,976	February 6, 2024
JPMorgan Chase & Co.	$43,878	January 21, 2024
Citibank, N.A.	$27,222	February 9, 2024
Bank of America, N.A.	$12,158	January 28, 2024
Wells Fargo Securities, LLC	$20,443	January 13, 2024
Santander US Capital	$10,091	January 18, 2024
Daiwa Capital Markets America Inc.	$8,475	January 27, 2024
Nomura Holdings America, Inc	$3,573	February 4, 2024
Mizuho Financial Group	$1,960	February 22, 2024

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$32,141	March 6, 2024

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Average balance	$19,079	$30,024	$33,827
Weighted average interest rate (1)	6.50%	2.99%	1.42%
Total interest expense	$1,365	$1,023	$606
Maximum daily amount outstanding	$90,565	$91,857	$89,879

(1)
Excludes the effect of amortization of debt issuance costs of $125,000 for the years ended December 31, 2023, 2022 and 2021.

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

Following is a summary of the CRT Term Notes outstanding:

CRT			Unpaid	Annual	Maturity date
Term Notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
2023 1R	April 5, 2023	$235,000	$217,004	4.40%	March 25, 2025	—
2021 1R	March 4, 2021	$659,156	270,349	2.90%	February 28, 2024	February 27, 2026
2020 1R	February 14, 2020	$350,000	51,161	3.35%	February 27, 2025	(3)
2019 3R	October 16, 2019	$375,000	47,853	3.70%	October 29, 2024	(3)
2019 2R	June 11, 2019	$638,000	161,295	3.75%	May 28, 2025	(3)
			$747,662

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

Fannie Mae MSR Financing

The Company, through a subsidiary, PMT ISSUER TRUST-FMSR, finances MSRs and ESS pledged or sold by PMC and PennyMac Holdings, LLC (“PMH”) through a combination of repurchase agreements and term financing.

The repurchase agreement financing for Fannie Mae MSRs is effected through the issuance of a Series 2017-VF1 Note dated December 20, 2017 (the "FMSR VFN") by PMT ISSUER TRUST-FMSR to PMC and PMH which is then sold to qualified institutional buyers under an agreement to repurchase. The amount outstanding under the FMSR VFN is included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFN has a committed borrowing capacity of $1 billion and matures on June 27, 2025.

The Company’s term financing for Fannie Mae MSRs through PMT ISSUER TRUST – FMSR is effected through the issuance of term notes (the “FT-1 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FTL-1 Term Loans”).

On May 25, 2023, the Company, through its indirect, wholly-owned subsidiaries, PMT ISSUER TRUST - FMSR and PMC, entered into a syndicated series of term notes for $155 million (the “Series 2023-FTL1 Loan”), as part of the structured finance transaction that PMC uses to finance Fannie Mae MSRs and related excess servicing spread. On August 16, 2023, two additional lenders were added to the Series 2023-FTL1 Loan and the overall note balance increased by $215 million to $370 million. The Series 2023-FTL1 Loan will mature on May 25, 2028, unless the Company exercises a one-year optional extension. The Series 2023-FTL1 Loan ranks pari passu with the Series 2021-FT1 and Series 2022-FT1 term notes, and the Amended and Restated Series 2017-VF1 Master Repurchase Agreement dated June 29, 2018.

On October 10, 2023, the Company, through its indirect, wholly-owned subsidiaries, PMT ISSUER TRUST - FMSR, as a buyer (the “Issuer”), PMT CO-ISSUER TRUST I – FMSR, as a buyer (the “Co-Issuer”), PMC, as a seller, PMH, as a seller, and the Company, as guarantor, entered into amended and restated restructure agreements governing the financing of mortgage servicing rights held by PMC and PMH. The FMSR VFN notes were amended and restated so that Issuer and Co-Issuer, jointly and severally, issued and amended the notes. PMC and PMH will be jointly and severally liable for the obligations under the amended and restated repurchase agreement, and such obligations will be guaranteed by the Company.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Average balance	$2,969,174	$2,646,597	$2,635,601
Weighted average interest rate (1)	8.42%	4.92%	3.08%
Total interest expense	$257,601	$137,021	$86,753
Maximum daily amount outstanding	$3,943,116	$3,629,637	$3,336,480

(1)
Excludes the effect of amortization of debt issuance costs of $7.5 million, $6.7 million and $5.5 million for the years ended

December 31, 2023, 2022 and 2021, respectively.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$747,662	$592,694
Fannie Mae MSR financing	1,025,000	1,105,000
Freddie Mac MSR and servicing advance receivable financing	1,145,000	1,115,000
	2,917,662	2,812,694
Unamortized debt issuance costs	(7,057)	(8,666)
	$2,910,605	$2,804,028
Weighted average interest rate	8.73%	7.30%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,871,249	$3,962,820
Servicing advances	$79,274	$—
CRT Agreements:
Deposits securing CRT arrangements	$1,132,081	$869,742
Derivative assets	$16,160	$1,262

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”) and $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in private offerings. The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. Each series of Exchangeable Notes bears interest at a rate of 5.50% per year, payable semiannually.

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

2023 Senior Notes

In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (“the 2023 Senior Notes”). The 2023 Senior Notes bear interest at a rate of 8.50% per year, payable quarterly.

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

Following is financial information relating to the unsecured senior notes:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Average balance	$561,877	$541,233	$445,064
Weighted average interest rate (1)	5.65%	5.64%	7.74%
Interest expense	$34,969	$33,368	$36,747

(1)
Excludes the effect of amortization of debt issuance costs of $3.2 million $2.8 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31, 2023	December 31, 2022
	(in thousands)
Carrying value:
Unpaid principal balance	$608,500	$555,000
Unamortized debt issuance costs	(8,042)	(8,746)
	$600,458	$546,254

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Year ended December 31,
	2023	2022	2021
	(dollars in thousands)
Average balance	$1,354,803	$1,512,590	$447,247
Total interest expense	$49,988	$53,570	$15,076
Weighted average interest rate (1)	3.73%	3.42%	3.63%

(1)
Excludes the effect of (accrual) amortization of (premiums) debt issuance costs of $(496,000), $1.8 million and $(1.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$1,336,731	$1,414,955
Unpaid principal balance	$1,590,003	$1,681,410
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Year ended December 31,
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,917,662	$798,202	$1,094,460	$350,000	$305,000	$370,000	$—
Unsecured senior notes	608,500	210,000	—	345,000	—	53,500	—
Asset-backed financings at fair value (2)	1,590,003	—	—	—	—	—	1,590,003
Interest-only security payable at fair value (2)	32,667	—	—	—	—	—	32,667
Total	$5,148,832	$1,008,202	$1,094,460	$695,000	$305,000	$423,500	$1,622,670

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.
Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Balance, beginning of year	$39,471	$40,249	$21,893
Provision for losses:
Pursuant to loan sales	2,449	4,442	25,029
Reduction in liability due to change in estimate	(15,228)	(4,227)	(5,812)
Losses incurred	(549)	(993)	(861)
Balance, end of year	$26,143	$39,471	$40,249
UPB of loans subject to representations and warranties at end of year	$227,456,712	$228,339,312	$213,944,023

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2023
(in thousands)
Commitments to purchase loans acquired for sale	$874,017

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Preferred						Dividends per share, years ended December 31,
Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2023	2022	2021
Fixed-rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$1.68	$1.68	$0.52
		22,400	$560,000	$18,518	$541,482

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

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the Polling Provisions contained therein, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, will be calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares will continue to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, at their fixed rate then in effect and will not transition to floating reference rates.

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

The Series A Preferred Shares, the Series B Preferred Shares and Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its Common Shares, all of which were available for issuance as of December 31, 2023.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On October 24, 2022, the Company’s board of trustees approved an increase to PMT's Common Share repurchase authorization from $400 million to $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Year ended December 31,			Cumulative
	2023	2022	2021	total (1)
	(in thousands)
Common Shares repurchased	2,411	6,094	3,099	29,102
Cost of Common Shares repurchased (2)	$28,490	$87,992	$56,855	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through December 31, 2023.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$74,984	$(576,758)	$(74,354)
Loans:
Held in VIEs	17,876	(301,164)	(12,536)
Distressed	(437)	686	611
CRT arrangements	182,555	(65,137)	368,999
Asset-backed financings	(13,678)	283,586	19,708
Hedging derivatives	(83,201)	—	—
	178,099	(658,787)	302,428
From PFSI ‒ Excess servicing spread	—	—	1,651
	$178,099	$(658,787)	$304,079

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(278,128)	$(1,196,384)	$(1,487,649)
Hedging activities	62,081	596,295	188,733
	(216,047)	(600,089)	(1,298,916)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	292,527	670,343	1,484,629
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(2,449)	(4,442)	(25,029)
Reduction of liability due to change in estimate	15,228	4,227	5,812
	12,779	(215)	(19,217)
Changes in fair value of loans and derivatives
Interest rate lock commitments	8,010	(2,928)	(69,935)
Loans	(7,129)	(4,057)	31,072
Hedging derivatives	(57,445)	(42,330)	(46,832)
	(56,564)	(49,315)	(85,695)
	248,742	620,813	1,379,717
Total from nonaffiliates	32,695	20,724	80,801
From PFSI ‒ cash gains	7,162	4,968	6,472
	$39,857	$25,692	$87,273

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$25,046	$6,912	$938
Mortgage-backed securities	248,713	133,640	36,180
Loans acquired for sale at fair value	93,988	103,300	125,438
Loans at fair value:
Held in consolidated variable interest entities	56,833	59,263	17,014
Distressed	41	219	369
Deposits securing CRT arrangements	62,713	21,324	559
Placement fees relating to custodial funds	149,484	57,961	13,366
Other	3,089	1,175	95
	639,907	383,794	193,959
From PFSI ‒ Excess servicing spread	—	—	1,280
	639,907	383,794	195,239
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	378,367	165,436	97,078
Mortgage loan participation purchase and sale agreements	1,365	1,023	606
Notes payable secured by credit risk transfer and mortgage servicing assets	257,601	137,021	86,753
Unsecured senior notes	34,969	33,368	36,747
Asset-backed financings at fair value	49,988	53,570	15,076
Interest shortfall on repayments of loans serviced for Agency securitizations	5,477	15,806	64,519
Interest on loan impound deposits	6,353	4,196	3,571
Other	1,848	—	—
	735,968	410,420	304,350
To PFSI ‒ Assets sold under agreement to repurchase	—	—	387
	735,968	410,420	304,737
Net interest expense	$(96,061)	$(26,626)	$(109,498)

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Grants:
Restricted share units	172	134	105
Performance share units	166	151	126
	338	285	231
Grant date fair value:
Restricted share units	$2,212	$2,101	$1,992
Performance share units	2,088	2,350	2,399
	$4,300	$4,451	$4,391
Vestings:
Restricted share units	140	79	123
Performance share units (1)	48	41	48
	188	120	171
Forfeitures:
Restricted share units	6	—	—
Performance share units	—	13	—
	6	13	—
Compensation expense relating to share-based grants	$5,205	$4,310	$2,419

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the year ended December 31, 2023 was 48,372 Common Shares, which is approximately 39% of the originally granted performance-based RSUs.

	December 31, 2023
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	251	260
Grant date average fair value per unit	$14.29	$14.07
Average remaining vesting (in months)	8	7

Note 23—Income Taxes

The Company’s effective tax rate was 18.3% for the year ended December 31, 2023 and 216.2% for the year ended December 31, 2022. The Company’s TRS recognized a tax expense of $41.9 million on pretax income of $155.0 million while the Company’s consolidated pretax income was $244.4 million for the year ended December 31, 2023. For 2022, the TRS recognized a tax expense of $141.9 million on pretax income of $712.9 million while the Company’s reported consolidated pretax income was $63.1 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending December 31, 2023. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

The following table summarizes the approximate tax characterization of distributions to shareholders for 2023, 2022 and 2021. Distributions included in the table below are based on the tax year to which the distribution is attributed to shareholders in accordance with rules promulgated under the Internal Revenue Code:

Year ended December 31,	Ordinary income	Qualified dividend income	Long term capital gain	Return of capital	Sec. 199A dividend
Common Shares
2023	19%	19%	—%	81.0%	—%
2022	86%	—%	—%	14.0%	86%
2021	100%	—%	—%	—%	100%
Preferred Shares (Classes A, B and C)
2023	100%	100%	—%	—%	—%
2022	100%	—%	—%	—%	100%
2021	100%	—%	—%	—%	100%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. The TRS made a $525 million distribution in 2023 which resulted in $88.4 million of dividend income to the Company. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of operations.

The following table details the Company’s provision for (benefit from) income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Current expense (benefit):
Federal	$6	$(5)	$—
State	—	—	11
Total current expense (benefit)	6	(5)	11
Deferred expense (benefit) :
Federal	32,391	113,894	(14,692)
State	12,344	22,485	2,488
Total deferred expense (benefit)	44,735	136,379	(12,204)
Total provision for (benefit from) income taxes	$44,741	$136,374	$(12,193)

The following table is a reconciliation of the Company’s provision for (benefit from) income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$51,323	21.0%	$13,248	21.0%	$9,379	21.0%
Effect of non-taxable REIT loss (income)	(18,778)	(7.7)%	136,465	216.3%	(46,193)	(103.4)%
State income taxes, net of federal benefit	9,327	3.8%	27,573	43.7%	(7,175)	(16.1)%
Convertible debt permanent adjustment	2,863	1.2%	(6,786)	(10.8)%	(2,215)	(5.0)%
Valuation allowance	—	—%	(34,121)	(54.0)%	34,011	76.2%
Other	6	—%	(5)	(—)%	—	—%
Provision for (benefit from) income taxes	$44,741	18.3%	$136,374	216.2%	$(12,193)	(27.3)%

The Company’s components of the provision for (benefit from) deferred income taxes are as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Real estate valuation loss	$107	$66	$758
Mortgage servicing rights	22,924	157,559	52,818
Net operating loss carryforward	3,199	4,075	(60,314)
Liability for losses under representations and warranties	3,108	269	(4,435)
Excess interest expense disallowance	15,114	9,134	(35,769)
Other	283	(603)	727
Valuation allowance	—	(34,121)	34,011
Total provision for (benefit from) deferred income taxes	$44,735	$136,379	$(12,204)

The components of income taxes payable are as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Taxes currently receivable	$(8,330)	$(1,820)
Deferred income taxes payable	198,333	153,598
Income taxes payable	$190,003	$151,778

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2023	December 31, 2022
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$118,655	$121,853
Excess interest expense disallowance	42,504	57,618
Liability for losses under representations and warranties	6,444	9,552
REO valuation loss	71	178
Other	657	537
Gross deferred tax assets	168,331	189,738
Valuation allowance	—	—
Deferred tax assets after valuation allowance	168,331	189,738
Deferred income tax liabilities:
Mortgage servicing rights	364,917	341,993
Other	1,747	1,343
Gross deferred tax liabilities	366,664	343,336
Net deferred income tax liability	$198,333	$153,598

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $454.0 million and $470.2 million at December 31, 2023 and December 31, 2022, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

We evaluated the deferred tax assets of our TRS and determined a deferred tax valuation allowance is not required based on sufficient TRS GAAP income. In our evaluation, we consider, among other things, taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. We establish valuation allowances based on the consideration of all available evidence using a more-likely-than-not standard.

At December 31, 2023 and December 31, 2022, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2023 and December 31, 2022.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2020 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2019 and forward.

Note 24—Earnings Per Common Share

The Company determines earnings per share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are grants of restricted share units that entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

Basic earnings per share is determined by dividing net income available to common shareholders (net income reduced by preferred dividends and income attributable to the participating securities) by the weighted average Common Shares outstanding during the year.

Diluted earnings per share is determined by dividing net income by the weighted average number of shares of Common Shares and dilutive securities. The Company’s potentially dilutive securities are share-based compensation awards and the Exchangeable Notes. The number of dilutive securities included in diluted earnings per share is calculated using the treasury stock method for share-based compensation awards and the if-converted method for the Exchangeable Notes.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2023	2022	2021
	(in thousands except per share amounts)
Net income (loss)	$199,654	$(73,287)	$56,854
Dividends on preferred shares	(41,819)	(41,818)	(30,891)
Effect of participating securities—share-based compensation awards	(454)	(408)	(318)
Net income (loss) attributable to common shareholders	157,381	(115,513)	25,645
Interest on Exchangeable Notes, net of income taxes	25,055	—	—
Income attributable to participating securities	(44)	—	—
Diluted net income (loss) attributable to common shareholders	$182,392	$(115,513)	$25,645
Weighted average basic shares outstanding	87,372	91,434	97,402
Dilutive securities‒Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	—	—
Diluted weighted average shares outstanding	111,700	91,434	97,402
Basic earnings (loss) per share	$1.80	$(1.26)	$0.26
Diluted earnings (loss) per share	$1.63	$(1.26)	$0.26

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Shares issuable under share-based compensation plan	180	136	162
Shares issuable pursuant to exchange of the Exchangeable Notes	—	24,328	—

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$288,608	$—	$—	$288,608
Net gains (losses) on investments and financings	220,777	(42,678)	—	—	178,099
Net gains on loans acquired for sale	—	—	39,857	—	39,857
Net interest expense:
Interest income	98,996	436,021	93,733	11,157	639,907
Interest expense	86,963	549,010	96,054	3,941	735,968
	12,033	(112,989)	(2,321)	7,216	(96,061)
Other	(186)	—	18,703	—	18,517
	232,624	132,941	56,239	7,216	429,020
Expenses:
Loan fulfillment and servicing fees payable to PFSI	166	81,180	27,827	—	109,173
Management fees	—	—	—	28,762	28,762
Other	2,154	7,168	5,127	32,241	46,690
	2,320	88,348	32,954	61,003	184,625
Pretax income (loss)	$230,304	$44,593	$23,285	$(53,787)	$244,395
Total assets at end of year	$1,632,431	$10,281,904	$788,771	$410,781	$13,113,887

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2022	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$909,551	$—	$—	$909,551
Net gains (losses) on investments and financings	(93,739)	(565,048)	—	—	(658,787)
Net gains on loans acquired for sale	5	—	25,687	—	25,692
Net interest expense:
Interest income	38,810	238,527	103,065	3,392	383,794
Interest expense	52,385	285,304	70,531	2,200	410,420
	(13,575)	(46,777)	32,534	1,192	(26,626)
Other	537	—	52,857	547	53,941
	(106,772)	297,726	111,078	1,739	303,771
Expenses:
Loan fulfillment and servicing fees payable to PFSI	219	81,696	67,991	—	149,906
Management fees	—	—	—	31,065	31,065
Other	5,575	8,228	15,530	30,380	59,713
	5,794	89,924	83,521	61,445	240,684
Pretax income (loss)	$(112,566)	$207,802	$27,557	$(59,706)	$63,087
Total assets at end of year	$1,614,977	$9,991,621	$1,936,797	$378,169	$13,921,564

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Year ended December 31, 2021	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(36,022)	$—	$—	$(36,022)
Net gains (losses) on investments and financings	376,725	(72,646)	—	—	304,079
Net gains on loans acquired for sale	(2)	—	87,275	—	87,273
Net interest expense:
Interest income	2,739	64,528	125,056	2,916	195,239
Interest expense	59,545	160,525	84,667	—	304,737
	(56,806)	(95,997)	40,389	2,916	(109,498)
Other	3,204	—	171,261	—	174,465
	323,121	(204,665)	298,925	2,916	420,297
Expenses:
Loan fulfillment and servicing fees payable to PFSI	363	80,295	178,927	—	259,585
Management fees	—	—	—	37,801	37,801
Other	16,115	5,105	33,062	23,968	78,250
	16,478	85,400	211,989	61,769	375,636
Pretax income (loss)	$306,643	$(290,065)	$86,936	$(58,853)	$44,661
Total assets at end of year	$1,848,294	$7,363,878	$4,325,750	$234,786	$13,772,708

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2023 (2)	$874,628	$584,131	15%	6%	$450,210	$210,691
December 31, 2022	$1,138,331	$586,436	16%	6%	$343,286	$79,372

(1)
Calculated in accordance with the Agencies’ requirements.
(2)
The Agencies adopted revised capital and liquidity requirements, most of which became effective during the year ended December 31, 2023. The amounts shown for December 31, 2023 are in accordance with those Agency requirements.

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

Note 27—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2023
Company consolidated	Debt covenant requirement	Calculated balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$1,957,090
PennyMac Operating Partnership, L.P.	$1,250,000	$2,052,853
PennyMac Holdings, LLC	$250,000	$924,189
PennyMac Corp.	$300,000	$1,042,287

(1)
Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2023	2022
	(in thousands)
Assets
Short-term investment	$603	$507
Investments in subsidiaries	2,257,831	2,220,692
Due from subsidiaries	169	150
Due from affiliates	55	—
Other assets	846	904
Total assets	$2,259,504	$2,222,253

Liabilities
Dividends payable	$34,750	$35,658
Capital notes due to subsidiaries	203,130	200,780
Unsecured senior notes	51,115	—
Accounts payable and accrued liabilities	19	342
Due to affiliates	—	280
Due to subsidiaries	1,777	1,586
Total liabilities	290,791	238,646
Shareholders' Equity	1,968,713	1,983,607
Total liabilities and shareholders' equity	$2,259,504	$2,222,253

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Income
Dividends from subsidiaries	$182,043	$214,885	$213,794
Interest income from affiliates	54	8	42
Total income	182,097	214,893	213,836
Expenses
Interest expense:
To nonaffiliates	1,355	—	—
To affiliates	22,829	14,244	3,663
Other	13	71	85
Total expenses	24,197	14,315	3,748
Income before provision for (benefit from) income taxes and distribution in excess of earnings	157,900	200,578	210,088
Provision for (benefit from) income taxes	6	(5)	11
Income before equity in undistributed earnings of subsidiaries	157,894	200,583	210,077
Increase in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	32,591	(251,409)	(133,576)
Net income (loss)	$190,485	$(50,826)	$76,501

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$190,485	$(50,826)	$76,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	(32,591)	251,409	133,576
Amortization of debt issuance costs	110	—	—
Decrease in due from subsidiaries	638	753	967
Decrease (increase) in other assets	58	(903)	571
(Decrease) increase in accounts payable and accrued liabilities	(323)	(891)	854
Decrease (increase) in due from affiliates	(335)	(141)	48
Increase in due to affiliates	191	1,342	297
Net cash provided by operating activities	158,233	200,743	212,814
Cash flows from investing activities:
Increase in investment in subsidiaries	—	—	(242,125)
Net decrease (increase) in short-term investments	(96)	3,035	2,940
Net cash (used in) provided by investing activities	(96)	3,035	(239,185)
Cash flows from financing activities:
Issuance of unsecured senior notes	53,500	—	—
Payment of debt issuance costs	(2,495)	—	—
Net increase in intercompany unsecured note payable	2,350	100,101	56,300
Issuance of preferred shares	—	—	250,000
Payment of issuance costs related to preferred shares	—	—	(8,225)
Payment of withholding taxes related to share-based compensation	(567)	(522)	(730)
Payment of dividends to preferred shareholders	(41,818)	(41,819)	(30,146)
Payment of dividends to common shareholders	(140,617)	(173,546)	(183,973)
Repurchase of Common Shares	(28,490)	(87,992)	(56,855)
Net cash (used in) provided by financing activities	(158,137)	(203,778)	26,371
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$5,204	$4,309	$2,418
Non-cash financing activities:
Contribution of equity to subsidiary pursuant to share based compensation plan	$5,204	$4,309	$2,418
Dividends payable	$34,750	$35,658	$44,764
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

Dated: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer	February 22, 2024
(Principal Executive Officer)

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 22, 2024
(Principal Financial Officer)

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer	February 22, 2024
(Principal Accounting Officer)

/s/ Doug Jones
Doug Jones	Trustee, President and Chief Mortgage Banking Officer	February 22, 2024

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 22, 2024

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 22, 2024

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 24, 2024

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 22, 2024

/s/ Renee R Schultz
Renee R Schultz	Trustee	February 22, 2024

/s/ Donna M. Corley
Donna M. Corley	Trustee	February 22, 2024

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 22, 2024

/s/ Catherine A. Lynch
Catherine A. Lynch	Trustee	February 22, 2024