Form 10-Q
period 2024-03-31
PennyMac Mortgage Investment Trust
filed 2024-05-02
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB PMT/PRC	New York Stock Exchange New York Stock Exchange
8.50% Senior Note Due 2028	PMTU	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2024
Common Shares of Beneficial Interest, $0.01 par value	86,845,447

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2024

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

Forward-looking statements are based on certain assumptions, discuss future expectations, future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2024.

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
•
the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and income;
•
our ability to maintain appropriate internal control over financial reporting;
•
technology failures, cybersecurity risks and incidents, and our ability to mitigate cybersecurity risks and cyber intrusions;
•
our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;
•
our ability to detect misconduct and fraud;
•
changes in our credit risk transfer arrangements and agreements;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2024	2023
	(in thousands, except share information)
ASSETS
Cash	$126,578	$281,085
Short-term investments at fair value	343,343	128,338
Mortgage-backed securities at fair value pledged to creditors	3,949,678	4,836,292
Loans acquired for sale at fair value ($903,963 and $659,751 pledged to creditors, respectively)	911,602	669,018
Loans at fair value ($1,406,774 and $1,431,896 pledged to creditors, respectively)	1,408,610	1,433,820
Derivative assets ($22,899 and $16,160 pledged to creditors, respectively)	62,734	177,984
Deposits securing credit risk transfer arrangements pledged to creditors	1,187,100	1,209,498
Mortgage servicing rights at fair value ($3,901,513 and $3,871,249 pledged to creditors, respectively)	3,951,737	3,919,107
Servicing advances ($105,287 and $181,201 pledged to creditors, respectively)	125,971	206,151
Due from PennyMac Financial Services, Inc.	1	56
Other ($1,891 and $1,905 pledged to creditors, respectively)	226,346	252,538
Total assets	$12,293,700	$13,113,887
LIABILITIES
Assets sold under agreements to repurchase	$5,118,377	$5,624,558
Mortgage loan participation purchase and sale agreements	25,216	—
Notes payable secured by credit risk transfer and mortgage servicing assets	2,880,025	2,910,605
Unsecured senior notes	601,373	600,458
Asset-backed financing of variable interest entities at fair value	1,308,680	1,336,731
Interest-only security payable at fair value	32,227	32,667
Derivative and credit risk transfer strip liabilities at fair value	18,750	51,381
Accounts payable and accrued liabilities	125,055	354,989
Due to PennyMac Financial Services, Inc.	30,835	29,262
Income taxes payable	174,730	190,003
Liability for losses under representations and warranties	19,519	26,143
Total liabilities	10,334,787	11,156,797

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,845,447 and 86,624,044 common shares, respectively	868	866
Additional paid-in capital	1,922,954	1,923,437
Accumulated deficit	(506,391)	(508,695)
Total shareholders’ equity	1,958,913	1,957,090
Total liabilities and shareholders’ equity	$12,293,700	$13,113,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	March 31,	December 31,
	2024	2023
	(in thousands)
ASSETS
Loans at fair value	$1,406,576	$1,431,689
Derivative assets	22,899	16,160
Deposits securing credit risk transfer arrangements	1,187,100	1,209,498
Other—interest receivable	4,047	4,106
	$2,620,622	$2,661,453
LIABILITIES
Asset-backed financings at fair value	$1,308,680	$1,336,731
Derivative and credit risk transfer strip liabilities at fair value	17,352	46,692
Interest-only security payable at fair value	32,227	32,667
Accounts payable and accrued liabilities—interest payable	4,047	4,106
	$1,362,306	$1,420,196

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2024	2023
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$160,357	$164,214
Other	3,011	3,943
	163,368	168,157
Change in fair value of mortgage servicing rights	(28,202)	(137,444)
Mortgage servicing rights hedging results	(89,814)	(54,891)
	45,352	(24,178)
From PennyMac Financial Services, Inc.	353	485
	45,705	(23,693)
Net gains on investments and financings	39,753	125,804

Net gains on loans acquired for sale:
From nonaffiliates	12,913	5,145
From PennyMac Financial Services, Inc.	1,605	1,328
	14,518	6,473
Loan origination fees	2,008	7,706
Net interest expense:
Interest income	143,559	153,019
Interest expense	171,527	179,137
Net interest expense	(27,968)	(26,118)
Results of real estate acquired in settlement of loans	134	56
Other	55	138
Net investment income	74,205	90,366
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,262	20,449
Management fees	7,188	7,257
Loan fulfillment fees	4,016	11,923
Compensation	1,916	1,539
Professional services	1,758	1,523
Loan collection and liquidation	1,369	579
Safekeeping	932	1,116
Loan origination	473	2,178
Other	3,910	5,001
Total expenses	41,824	51,565
Income before benefit from income taxes	32,381	38,801
Benefit from income taxes	(15,227)	(21,896)
Net income	47,608	60,697
Dividends on preferred shares	10,455	10,455
Net income attributable to common shareholders	$37,153	$50,242
Earnings per common share
Basic	$0.43	$0.56
Diluted	$0.39	$0.50
Weighted average common shares outstanding
Basic	86,689	88,831
Diluted	111,017	113,388

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	47,608	47,608
Share-based compensation	—	—	221	2	(483)	—	(481)
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,849)	(34,849)
Balance at March 31, 2024	22,400	$541,482	86,845	$868	$1,922,954	$(506,391)	$1,958,913

	Quarter ended March 31, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	60,697	60,697
Share-based compensation	—	—	135	1	589	—	590
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(35,349)	(35,349)
Repurchase of common shares	—	—	(638)	(6)	(7,558)	—	(7,564)
Balance at March 31, 2023	22,400	$541,482	88,386	$884	$1,940,297	$(511,929)	$1,970,734

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$47,608	$60,697
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights	28,202	137,444
Mortgage servicing rights hedging results	89,814	54,891
Net gains on investments and financings	(39,753)	(125,804)
Net gains on loans acquired for sale	(14,518)	(6,473)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(464)	1,289
Amortization of debt issuance costs	4,184	3,762
Results of real estate acquired in settlement of loans	(134)	(56)
Share-based compensation expense	1,365	1,156
Purchase of loans acquired for sale at fair value from nonaffiliates	(18,410,727)	(20,417,078)
Sale to nonaffiliates and repayment of loans acquired for sale	1,928,336	5,587,266
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	16,302,059	13,451,031
Repurchase of loans subject to representations and warranties	(7,514)	(19,199)
Decrease in servicing advances	80,123	58,919
Decrease in due from PennyMac Financial Services, Inc.	55	3,560
Repurchase of real estate previously sold as loans acquired for sale	—	(442)
Increase in other assets	(104,330)	(36,963)
Decrease in accounts payable and accrued liabilities	(232,977)	(7,110)
Increase (decrease) in due to PennyMac Financial Services, Inc.	1,573	(1,206)
Decrease in income taxes payable	(15,273)	(21,896)
Net cash used in operating activities	(342,371)	(1,276,212)
Cash flows from investing activities
Net increase in short-term investments	(215,005)	(39,882)
Purchase of mortgage-backed securities at fair value	(159,585)	(2,772,168)
Sale and repayment of mortgage-backed securities at fair value	1,011,092	2,694,450
Repurchase of loans at fair value	—	(119)
Repayment of loans at fair value	21,797	22,182
Net settlement of derivative financial instruments	(2,884)	(3,352)
Distribution from credit risk transfer arrangements	37,491	42,709
Purchase of mortgage servicing rights at fair value	(26,497)	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(142)	835
Sale of real estate acquired in settlement of loans	52	760
Decrease (increase) in margin deposits	104,477	(68,158)
Net cash provided by (used in) investing activities	770,796	(122,743)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Quarter ended March 31,
	2024	2023
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	23,278,163	33,465,001
Repurchase of assets sold under agreements to repurchase	(23,783,768)	(31,968,132)
Issuance of mortgage loan participation purchase and sale agreements	335,689	416,243
Repayment of mortgage loan participation purchase and sale agreements	(310,473)	(416,243)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	306,000	10,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(335,237)	(24,578)
Repayment of asset-backed financings at fair value	(21,067)	(21,493)
Payment of debt issuance costs	(5,188)	(794)
Payment of dividends to preferred shareholders	(10,455)	(10,455)
Payment of dividends to common shareholders	(34,750)	(35,658)
Payment of vested share-based compensation tax withholdings	(1,846)	(567)
Repurchase of common shares of beneficial interest	—	(7,563)
Net cash (used in) provided by financing activities	(582,932)	1,405,761
Net (decrease) increase in cash	(154,507)	6,806
Cash at beginning of quarter	281,085	111,866
Cash at end of quarter	$126,578	$118,672
Supplemental cash flow information
Payments, net:
Income taxes	$46	$—
Interest	$187,619	$189,351
Non cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$31,249	$100,618
Unsettled purchase of mortgage servicing rights	$2,944	$—
Unsettled securities trades	$—	$12,424
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$797
Non-cash financing activities:
Dividends declared, not paid	$34,849	$35,349

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of the income that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

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

Income Tax Disclosures

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

•
Reconciliation of the expected income tax at the applicable statutory federal income tax rate to the reported income tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction; and
•
Income taxes paid, net of refunds received, broken out between federal and state and local income taxes. Payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans. Agency MBS. Interest-only (“IO”) stripped MBS, principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in prepayment rate activity and expectations.

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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to the Agencies without the retention of such credit risk in the case of CRT arrangements and investing in senior mortgage securities in the case of subordinate MBS.

CRT Agreements are structured such that loans that reach a specific number of days delinquent trigger losses chargeable to the CRT Agreements based on the sizes of the delinquent loans and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of the CRT Agreements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s investment in CRT strips requires PMT to absorb losses only when the reference loans realize losses.

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
•
The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and to the returns required by market participants to hold such investments; and
•
The fair values of Agency and senior non-Agency MBS are sensitive to changes in market interest rates.

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

To the extent that these prime loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO").

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance ("UPB") of all recaptured loans, to (ii) the aggregate UPB of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. PFSI has further agreed to allocate sufficient resources to target a recapture rate of at least 15%.

The MSR recapture agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

Following is a summary of loan servicing fees earned by PLS:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$90	$285
Loans at fair value	62	120
Mortgage servicing rights	20,110	20,044
	$20,262	$20,449
Average investment in loans:
Acquired for sale at fair value	$704,809	$2,359,044
At fair value	$1,425,584	$1,510,606
Average MSR portfolio unpaid principal balance	$230,591,966	$230,812,774

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Loan fulfillment fees earned by PLS	$4,016	$11,923
UPB of loans fulfilled by PLS	$1,771,681	$6,628,810

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,605	$1,328
UPB of loans sold to PLS:
Government guaranteed or insured	$7,856,925	$9,213,712
Conventional conforming	8,189,930	4,062,874
	$16,046,855	$13,276,586

Tax service fees paid to PLS	$359	$1,410

	March 31, 2024	December 31, 2023
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$480,421	$168,303

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Base management	$7,188	$7,257
Performance incentive	—	—
	$7,188	$7,257
Average shareholders' equity amounts used to calculate base management fee expense	$1,927,401	$1,962,105

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$6,414	$5,661
Common overhead incurred by PCM and its affiliates	1,944	1,821
Compensation	165	165
	$8,523	$7,647
Payments and settlements during the quarter (1)	$30,085	$32,384

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both March 31, 2024 and December 31, 2023.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2024	December 31, 2023
	(in thousands)
Due from PFSI-Miscellaneous receivables	$1	$56

Due to PFSI:
Correspondent production fees	$7,368	$8,288
Management fees	7,188	7,252
Loan servicing fees	6,730	6,809
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	8,194	5,612
Fulfillment fees	1,355	1,301
	$30,835	$29,262

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2024	December 31, 2023
	(in thousands)
Loan servicing advances	$125,971	$206,151
Real estate acquired in settlement of loans	2,021	2,003
	$127,992	$208,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Cash flows:
Proceeds from sales	$1,928,336	$5,587,266
Loan servicing fees received	$160,357	$164,214

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$226,806,609	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$1,962,219	$2,184,500
90 or more days delinquent:
Not in foreclosure	$868,093	$1,029,962
In foreclosure	$108,958	$85,045
Bankruptcy	$212,975	$185,320
Custodial funds managed by the Company (1)	$2,468,707	$1,759,974

(1)
Custodial funds include borrower and investor custodial cash accounts relating to loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, and these fees are included in Interest income in the Company’s consolidated statements of income.

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

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans and include:

•
CRT Agreements, which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT Agreements based on the sizes of the delinquent loans and a contractual schedule of loss severity; and
•
CRT strips, which require the Company to absorb losses only when the reference loans realize credit losses.

The Company placed Deposits securing CRT arrangements into subsidiary trust entities to secure its recourse obligations. The Deposits securing CRT arrangements represent the Company’s maximum contractual exposure to claims under its recourse obligations and are the sole source of settlement of losses under the CRT arrangements.

The Company’s exposure to losses under its recourse obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the underlying loans subject to each CRT arrangement decreased through repayments, the percentage exposure of each CRT arrangement increased to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses did not increase.

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ income. For CRT Agreements, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For other CRT securities, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net gains on investments and financings in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Net investment income:
Net gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,409	$3,030
Valuation changes	6,781	8,096
	10,190	11,126
CRT strips
Realized	11,685	12,304
Valuation changes	29,340	24,128
	41,025	36,432
Interest-only security payable at fair value	440	(1,280)
	51,655	46,278
Interest income — Deposits securing CRT arrangements	15,696	14,212
	$67,351	$60,490

Net payments made to settle losses on CRT arrangements	$185	$1,257

	March 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$22,899	$16,160
CRT strip liabilities	(17,352)	(46,692)
Deposits securing CRT arrangements	1,187,100	1,209,498
Interest-only security payable at fair value	(32,227)	(32,667)
	$1,160,420	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$22,899	$16,160
Deposits securing CRT arrangements (1)	$1,187,100	$1,209,498

UPB of loans underlying CRT arrangements	$22,725,768	$23,152,230
Collection status (UPB):
Delinquency
Current	$22,187,344	$22,531,905
30-89 days delinquent	$363,398	$411,991
90-180 days delinquent	$98,415	$120,011
180 or more days delinquent	$48,346	$64,647
Foreclosure	$28,265	$23,676
Bankruptcy	$58,352	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $17.4 million and $46.7 million in CRT strip liabilities at March 31, 2024 and December 31, 2023, respectively.

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

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by its consolidated VIEs on its consolidated statements of income.

Following is a summary of the Company’s investment in subordinate MBS backed by assets held in consolidated VIEs:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Net investment income
Fair value changes:
Loans at fair value	$(1,240)	$11,017
Asset-backed financings at fair value	7,476	(10,160)
Interest income	12,108	15,166
Interest expense	12,678	12,353
	$5,666	$3,670

	March 31, 2024	December 31, 2023
	(in thousands)
Loans at fair value	$1,406,576	$1,431,689
Asset-backed financings at fair value	$1,308,680	$1,336,731
Retained subordinate MBS at fair value pledged to secure Assets sold under agreements to repurchase	$88,412	$85,344

Financing of Mortgage Servicing Assets

The Company entered into a securitization transaction in which VIEs issued variable funding notes backed by beneficial interests in Fannie Mae MSRs. The Company acts as guarantor of the variable funding notes. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value and the variable funding notes are included in Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. The financing is detailed in Note 15 – Long Term Debt.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$343,343	$—	$—	$343,343
Mortgage-backed securities at fair value	—	3,855,011	94,667	3,949,678
Loans acquired for sale at fair value	—	906,506	5,096	911,602
Loans at fair value	—	1,406,576	2,034	1,408,610
Derivative assets:
Call options on interest rate futures purchase contracts	559	—	—	559
Put options on interest rate futures purchase contracts	13,754	—	—	13,754
Forward purchase contracts	—	5,833	—	5,833
Forward sale contracts	—	1,782	—	1,782
MBS put options	—	93	—	93
CRT derivatives	—	—	22,899	22,899
Interest rate lock commitments	—	—	5,154	5,154
Total derivative assets before netting	14,313	7,708	28,053	50,074
Netting	—	—	—	12,660
Total derivative assets after netting	14,313	7,708	28,053	62,734
Mortgage servicing rights at fair value	—	—	3,951,737	3,951,737
	$357,656	$6,175,801	$4,081,587	$10,627,704
Liabilities:
Asset-backed financings at fair value	$—	$1,308,680	$—	$1,308,680
Interest-only security payable at fair value	—	—	32,227	32,227
Derivative and credit risk transfer strip liabilities:
Put options on interest rate futures sell contracts	156	—	—	156
Forward purchase contracts	—	1,125	—	1,125
Forward sales contracts	—	6,174	—	6,174
Interest rate lock commitments	—	—	309	309
Total derivative liabilities before netting	156	7,299	309	7,764
Netting	—	—	—	(6,366)
Total derivative liabilities after netting	156	7,299	309	1,398
Credit risk transfer strips	—	—	17,352	17,352
Total derivative and credit risk transfer strip liabilities	156	7,299	17,661	18,750
	$156	$1,315,979	$49,888	$1,359,657

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$128,338	$—	$—	$128,338
Mortgage-backed securities at fair value	—	4,742,061	94,231	4,836,292
Loans acquired for sale at fair value	—	662,700	6,318	669,018
Loans at fair value	—	1,431,689	2,131	1,433,820
Derivative assets:
Call options on interest rate futures purchase contracts	41,712	—	—	41,712
Put options on interest rate futures purchase contracts	4,324	—	—	4,324
Forward purchase contracts	—	15,905	—	15,905
Forward sale contracts	—	671	—	671
MBS call options	—	3,218	—	3,218
MBS put options	—	5	—	5
CRT derivatives	—	—	16,160	16,160
Interest rate lock commitments	—	—	7,596	7,596
Total derivative assets before netting	46,036	19,799	23,756	89,591
Netting	—	—	—	88,393
Total derivative assets after netting	46,036	19,799	23,756	177,984
Mortgage servicing rights at fair value	—	—	3,919,107	3,919,107
	$174,374	$6,856,249	$4,045,543	$11,164,559
Liabilities:
Asset-backed financings at fair value	$—	$1,336,731	$—	$1,336,731
Interest-only security payable at fair value	—	—	32,667	32,667
Derivative liabilities and credit risk transfer strips:
Call options on interest rate futures purchase contracts	2,005	—	—	2,005
Call options on interest rate futures sell contracts	1,328	—	—	1,328
Forward purchase contracts	—	490	—	490
Forward sales contracts	—	50,363	—	50,363
Interest rate lock commitments	—	—	64	64
Total derivative liabilities before netting	3,333	50,853	64	54,250
Netting	—	—	—	(49,561)
Total derivative liabilities after netting	3,333	50,853	64	4,689
Credit risk transfer strips	—	—	46,692	46,692
Total derivative and credit risk transfer strip liabilities	3,333	50,853	46,756	51,381
	$3,333	$1,387,584	$79,423	$1,420,779

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	1,484	—	—	3,111	—	29,441	34,036
Repayments and sales	(5,070)	(2,658)	(59)	(3,451)	—	(11,685)	—	(22,923)
Accrual of unearned discounts	2,216	—	—	—	—	—	—	2,216
Amounts received pursuant to sales of loans	—	—	—	—	—	—	31,249	31,249
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	3,290	(48)	(38)	10,190	(855)	41,025	(28,202)	25,362
	3,290	(48)	(38)	10,190	(855)	41,025	(28,202)	25,362
Transfers of:								—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(4,943)	—	—	(4,943)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	142	142
Balance, March 31, 2024	$94,667	$5,096	$2,034	$22,899	$4,845	$(17,352)	$3,951,737	$4,063,926
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2024	$3,290	$(55)	$(41)	$6,781	$4,845	$29,340	$(28,202)	$15,958

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2024
(in thousands)
Interest-only security payable:
Balance, December 31, 2023	$32,667
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	(440)
(440)
Balance, March 31, 2024	$32,227
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2024	$(440)

	Quarter ended March 31, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	3,495	119	—	(7,687)	—	—	(4,073)
Repayments and sales	(3,767)	(20)	(2,888)	—	(12,304)	—	(18,979)
Amounts received pursuant to sales of loans	—	—	—	—	—	100,618	100,618
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	(327)	452	11,126	27,032	36,432	(137,444)	(62,729)
	(327)	452	11,126	27,032	36,432	(137,444)	(62,729)
Transfers of:
Loans to REO	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(10,318)	—	—	(10,318)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	(835)	(835)
Balance, March 31, 2023	$10,109	$3,548	$(13,860)	$8,549	$(113,065)	$3,975,076	$3,870,357
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2023	$161	$(8)	$8,096	$8,549	$24,128	$(137,444)	$(96,518)

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	March 31, 2024			December 31, 2023
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$909,934	$894,884	$15,050	$667,857	$648,283	$19,574
90 or more days delinquent:
Not in foreclosure	1,376	1,699	(323)	433	617	(184)
In foreclosure	292	397	(105)	728	845	(117)
	1,668	2,096	(428)	1,161	1,462	(301)
	$911,602	$896,980	$14,622	$669,018	$649,745	$19,273
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,404,532	$1,671,969	$(267,437)	$1,430,427	$1,697,305	$(266,878)
90 or more days delinquent:
Not in foreclosure	2,044	2,595	(551)	1,262	1,582	(320)
In foreclosure	—	—	—	—	—	—
	2,044	2,595	(551)	1,262	1,582	(320)
	1,406,576	1,674,564	(267,988)	1,431,689	1,698,887	(267,198)
Distressed:
Current through 89 days delinquent	505	703	(198)	569	728	(159)
90 or more days delinquent:
Not in foreclosure	411	1,786	(1,375)	393	2,023	(1,630)
In foreclosure	1,118	2,546	(1,428)	1,169	2,546	(1,377)
	1,529	4,332	(2,803)	1,562	4,569	(3,007)
	2,034	5,035	(3,001)	2,131	5,297	(3,166)
	$1,408,610	$1,679,599	$(270,989)	$1,433,820	$1,704,184	$(270,364)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2024
	Net loan servicing fees	Net gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(38,198)	$—	$3,091	$(35,107)
Loans acquired for sale at fair value	—	—	(337)	—	(337)
Loans at fair value	—	(1,278)	—	(2,135)	(3,413)
Credit risk transfer strips	—	41,025	—	—	41,025
MSRs at fair value	(28,202)	—	—	—	(28,202)
	$(28,202)	$1,549	$(337)	$956	$(26,034)
Liabilities:
Interest-only security payable at fair value	$—	$440	$—	$—	$440
Asset-backed financings at fair value	—	7,476	—	492	7,968
	$—	$7,916	$—	$492	$8,408

	Quarter ended March 31, 2023
	Net loan servicing fees	Net gains on investments and financings	Net gains on loans acquired for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$78,218	$—	$(1,956)	$76,262
Loans acquired for sale at fair value	—	—	15,315	—	15,315
Loans at fair value	—	11,468	—	126	11,594
Credit risk transfer strips	—	36,432	—	—	36,432
MSRs at fair value	(137,444)	—	—	—	(137,444)
	$(137,444)	$126,118	$15,315	$(1,830)	$2,159
Liabilities:
Interest-only security payable at fair value	$—	$(1,280)	$—	$—	$(1,280)
Asset-backed financings at fair value	—	(10,160)	—	(542)	(10,702)
	$—	$(11,440)	$—	$(542)	$(11,982)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the quarter based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2024	$—	$—	$675	$675
December 31, 2023	$—	$—	$753	$753

The following table summarizes the fair value changes recognized during the quarters on assets held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Real estate acquired in settlement of loans	$82	$73

The Company remeasures its REO based on fair value when it evaluates the REO properties for impairment. The Company evaluates its REO for impairment with reference to the respective properties’ fair values less costs to sell. REO may be revalued after acquisition due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes, as defined in Note 15 – Long Term Debt, are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies the 2023 Senior Notes, defined in Note 15 – Long-Term Debt, as “Level 2” fair value liabilities.

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

	March 31, 2024		December 31, 2023
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,880,025	$2,890,201	$2,910,605	$2,904,678
Unsecured senior notes	$601,373	$589,082	$600,458	$580,090

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

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to PFSI’s senior management valuation committee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation committee. PFSI’s senior management valuation committee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, risk management and capital markets staffs.

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

Following are the key inputs used in determining the fair value of IO securities:

	March 31, 2024	December 31, 2023
Fair value (in thousands)	$94,667	$94,231
Key inputs (1)
Pricing spread (2)
Range	5.1% – 5.1%	5.1% – 5.1%
Weighted average	5.1%	5.1%
Annual total prepayment speed (3)
Range	10.1% – 10.2%	10.9% – 11.0%
Weighted average	10.1%	10.9%
Equivalent life (in years)
Range	4.8 – 7.5	4.7 – 7.2
Weighted average	7.5	7.1

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company uses the pricing spread over a derived United States Treasury Securities (“Treasury”) yield curve for the purpose of discounting cash flows relating to IO securities.
(3)
Prepayment speed is measured using life total Conditional Prepayment Rate (“CPR”). Equivalent life is provided as supplementary information.

Changes in the fair value of MBS are included in Net gains on investments and financings in the consolidated statements of income.

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

The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains on investments and financings in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$22,899	$16,160
UPB of loans in reference pools	$5,322,567	$5,437,551
Key inputs (1)
Discount rate
Range	9.7% – 11.8%	9.0% – 9.7%
Weighted average	9.9%	9.6%
Voluntary prepayment speed (2)
Range	7.2% – 7.5%	6.9% – 7.6%
Weighted average	7.3%	7.4%
Involuntary prepayment speed (3)
Range	0.1% – 0.1%	0.2% – 0.8%
Weighted average	0.1%	0.3%
Remaining loss expectation
Range	0.0% – 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.3%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rates and the estimated MSRs attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rates or the MSR components of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair values. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of an IRLC’s fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2024	December 31, 2023
Fair value (in thousands) (1)	$4,845	$7,532
Committed amount (in thousands)	$1,086,938	$874,017
Key inputs (2)
Pull-through rate
Range	62.0% - 99.0%	50.0% - 98.0%
Weighted average	83.3%	82.5%
MSR fair value expressed as
Servicing fee multiple
Range	1.9 - 6.9	1.7 - 6.5
Weighted average	5.0	4.6
Percentage of unpaid principal balance
Range	0.5% - 2.5%	0.4% - 2.4%
Weighted average	1.9%	1.7%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on investments and financings, or Net gains on loans acquired for sale, as applicable, in the consolidated statements of income.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value liabilities. The fair values of CRT strips are based on indications of fair value provided to the Company by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interests and recourse obligations. Together, the IO ownership interest and the recourse obligation comprise the CRT strip.

Fair value of the CRT strips is derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the indications of fair value of the securities provided by the nonaffiliate brokers.

The Company assesses the indications of fair value it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains on investments and financings in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$17,352	$46,692
Unpaid principal balance of loans in the reference pools	$17,403,201	$17,714,679
Key inputs (1)
Discount rate
Range	8.2% – 9.3%	7.9% – 9.6%
Weighted average	9.2%	9.4%
Voluntary prepayment speed (2)
Range	7.3% – 7.5%	6.6% – 8.2%
Weighted average	7.4%	6.8%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.2% – 0.3%
Weighted average	0.1%	0.2%
Remaining loss expectation
Range	0.4% – 1.5%	0.5% – 1.6%
Weighted average	0.6%	0.6%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2024	2023
MSRs recognized (in thousands)	$31,249	$100,618
Unpaid principal balance of underlying loans (in thousands)	$1,831,018	$5,549,325
Weighted average annual servicing fee rate (in basis points)	36	41
Key inputs (1)
Pricing spread (2)
Range	5.5% – 8.5%	5.5% – 8.7%
Weighted average	5.6%	5.8%
Prepayment speed (3)
Range	11.2% – 17.5%	13.1% – 21.8%
Weighted average	13.5%	13.2%
Equivalent average life (in years)
Range	3.6 – 6.5	2.8 – 6.6
Weighted average	6.4	6.5
Annual per-loan cost of servicing
Range	$70 – $70	$69 – $69
Weighted average	$70	$69

(1)
Weighted average inputs are based on UPB of the underlying loans.
(2)
The Company uses the pricing spread over a derived Treasury yield curve for the purpose of discounting cash flows relating to MSRs.
(3)
Prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2024	December 31, 2023
Fair value (in thousands)	$3,951,737	$3,919,107
Unpaid principal balance of underlying loans (in thousands)	$230,494,050	$230,294,583
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.7%	3.7%
Key inputs (1)
Pricing spread (2)
Range	5.5 – 8.5%	5.5% – 8.5%
Weighted average	5.5%	5.5%
Effect on fair value (in thousands) of (3):
5% adverse change	$(48,628)	$(48,362)
10% adverse change	$(96,098)	$(95,575)
20% adverse change	$(187,715)	$(186,699)
Prepayment speed (4)
Range	6.7% – 17.8%	6.5% – 17.9%
Weighted average	6.8%	7.0%
Equivalent average life (in years)
Range	2.6 – 9.2	2.7 – 9.4
Weighted average	8.6	8.5
Effect on fair value (in thousands) of (3):
5% adverse change	$(52,875)	$(53,964)
10% adverse change	$(104,063)	$(106,144)
20% adverse change	$(201,702)	$(205,509)
Annual per-loan cost of servicing
Range	$70 – $89	$70 – $89
Weighted average	$70	$70
Effect on fair value (in thousands) of (3):
5% adverse change	$(17,256)	$(17,276)
10% adverse change	$(34,512)	$(34,551)
20% adverse change	$(69,023)	$(69,103)

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
The Company uses a pricing spread over a derived Treasury yield curve for the purpose of discounting cash flows relating to MSRs.
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
Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of quarter	$4,836,292	$4,462,601
Purchases	159,585	2,784,592
Sales	(941,340)	(2,629,540)
Repayments	(69,752)	(64,910)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums and discounts	3,091	(1,957)
Valuation adjustments, net	(38,198)	78,218
	(35,107)	76,261
Balance at end of quarter	$3,949,678	$4,629,004

	March 31, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$3,949,678	$4,836,292

Following is a summary of the Company’s investments in MBS:

	March 31, 2024
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,367,176	$(1,683)	$(30,407)	$3,335,086
Subordinate credit-linked securities	174,813	(3,686)	23,431	194,558
Senior non-Agency securities	121,791	(3,527)	(4,339)	113,925
Principal-only stripped mortgage-backed securities	263,964	(57,926)	5,404	211,442
	$3,927,744	$(66,822)	$(5,911)	3,855,011
Interest-only stripped mortgage-backed securities				94,667
				$3,949,678

	December 31, 2023
Security type (1)	Principal balance	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$4,311,342	$34	$(41,320)	$4,270,056
Subordinate credit-linked securities	275,963	(3,633)	28,850	301,180
Senior non-Agency securities	124,771	(3,567)	(3,715)	117,489
Principal-only stripped mortgage-backed securities	65,573	(18,567)	6,330	53,336
	$4,777,649	$(25,733)	$(9,855)	4,742,061
Interest-only stripped mortgage-backed securities				94,231
				$4,836,292

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2024	December 31, 2023
	(in thousands)
GSE eligible — held for sale to nonaffiliates (1)	$422,066	$491,108
Held for sale to PLS
Government insured or guaranteed	150,198	106,069
Conventional conforming loans	330,223	62,234
	480,421	168,303
Jumbo	4,019	3,289
Home equity lines of credit	1,736	1,803
Repurchased pursuant to representations and warranties	3,360	4,515
	$911,602	$669,018
Loans pledged to secure:
Assets sold under agreements to repurchase	$877,377	$659,751
Mortgage loan participation purchase and sale agreements	26,586	—
	$903,963	$659,751

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	March 31, 2024	December 31, 2023
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,359,304	$1,383,392
Fixed interest rate jumbo loans	47,272	48,297
	1,406,576	1,431,689
Distressed loans	2,034	2,131
	$1,408,610	$1,433,820
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,406,576	$1,431,689
Assets sold under agreements to repurchase	198	207
	$1,406,774	$1,431,896

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At March 31, 2024 and December 31, 2023, $88.4 million and $85.3 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2024	December 31, 2023
	(in thousands)
Derivative assets	$62,734	$177,984
	$62,734	$177,984

Derivative liabilities	$1,398	$4,689
Credit risk transfer strip liabilities	17,352	46,692
	$18,750	$51,381

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

Derivative financial instruments created as a result of the Company’s operations include:

•
IRLCs that are created when the Company commits to purchase loans acquired for sale; and
•
CRT Agreements whereby the Company retained recourse obligations relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of IO ownership interests in such loans.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair values of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing assets and MBS financing activities due to changes in market interest rates as discussed below:

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities and related margin deposits on the consolidated balance sheets:

	March 31, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	325,000	$559	$—	2,315,000	$41,712	$2,005
Put options on interest rate futures purchase contracts	4,225,000	13,754	—	2,900,000	4,324	—
Call options on interest rate futures sell contracts	—	—	—	500,000	—	1,328
Put options on interest rate futures sell contracts	500,000	—	156	—	—	—
Forward purchase contracts	3,260,797	5,833	1,125	2,789,324	15,905	490
Forward sale contracts	6,782,456	1,782	6,174	7,219,512	671	50,363
MBS call options	—	—	—	500,000	3,218	—
MBS put options	150,000	93	—	450,000	5	—
Bond futures	1,342,500	—	—	2,860,500	—	—
Swap futures	951,200	—	—	1,048,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,322,567	22,899	—	5,437,551	16,160	—
Interest rate lock commitments	1,086,938	5,154	309	874,017	7,596	64
Total derivative instruments before netting		50,074	7,764		89,591	54,250
Netting		12,660	(6,366)		88,393	(49,561)
		$62,734	$1,398		$177,984	$4,689
Margin deposits placed with derivative counterparties included in derivative balances above, net		$19,026			$137,955
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$22,899			$16,160

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of March 31, 2024 and December 31, 2023, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
Counterparty	(in thousands)
CRT derivatives	$22,899	$—	$—	$22,899	$16,160	$—	$—	$16,160
Interest rate lock commitments	5,154	—	—	5,154	7,596	—	—	7,596
RJ O’Brien & Associates, LLC	14,156	—	—	14,156	42,703	—	—	42,703
Morgan Stanley & Co. LLC	9,837	—	—	9,837	79,825	—	—	79,825
Wells Fargo Securities, LLC	7,866	—	—	7,866	7,759	—	—	7,759
J.P. Morgan Securities LLC	2,029	—	—	2,029	997	—	—	997
Athene Annuity & Life Assurance Company	246	—	—	246	94	—	—	94
BNP Paribas	149	—	—	149	—	—	—	—
Citigroup Global Markets Inc.	—	—	—	—	503	—	—	503
Goldman Sachs & Co. LLC	—	—	—	—	18,701	—	—	18,701
Bank of America, N.A.	—	—	—	—	3,418	—	—	3,418
Other	398	—	—	398	228	—	—	228
	$62,734	$—	$—	$62,734	$177,984	$—	$—	$177,984

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

	March 31, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
Counterparty	(in thousands)
Interest rate lock commitments	$309	$—	$—	$309	$64	$—	$—	$64
J.P. Morgan Securities LLC	1,487,305	(1,487,305)	—	—	1,521,072	(1,521,072)	—	—
Wells Fargo Securities, LLC	612,631	(612,631)	—	—	569,129	(569,129)	—	—
Bank of America, N.A.	542,329	(542,209)	—	120	785,756	(785,756)	—	—
Atlas Securitized Products, L.P.	526,347	(526,347)	—	—	783,456	(783,456)	—	—
Barclays Capital Inc.	480,762	(480,762)	—	—	807,404	(803,641)	—	3,763
Citigroup Global Markets Inc.	432,805	(432,482)	—	323	147,093	(147,093)	—	—
Santander US Capital	337,459	(337,459)	—	—	292,091	(292,091)	—	—
Daiwa Capital Markets	237,462	(237,462)	—	—	340,975	(340,975)	—	—
RBC Capital Markets, L.P.	189,813	(189,813)	—	—	128,602	(128,602)	—	—
Goldman Sachs & Co. LLC	120,446	(120,137)	—	309	145,007	(145,007)	—	—
Mizuho Financial Group	67,051	(66,749)	—	302	67,637	(67,110)	—	527
Morgan Stanley & Co. LLC	41,555	(41,555)	—	—	25,814	(25,814)	—	—
BNP Paribas	39,096	(39,096)	—	—	10,121	(10,121)	—	—
Nomura Holdings America, Inc	8,196	(8,196)	—	—	8,135	(7,940)	—	195
Other	35	—	—	35	140	—	—	140
	$5,123,601	$(5,122,203)	$—	$1,398	$5,632,496	$(5,627,807)	$—	$4,689

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statements of income line	2024	2023
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(2,688)	$9,027
CRT derivatives	Net gains on investments and financings	$10,190	$11,126
Hedged item:
Assets sold under agreements to repurchase	Net gains on investments and financings	$20,098	$—
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$2,610	$(20,744)
Mortgage servicing rights	Net loan servicing fees	$(89,814)	$(54,891)

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Balance at beginning of quarter	$3,919,107	$4,012,737
Purchases	29,441	—
MSRs resulting from loan sales	31,249	100,618
Transfers to Agency of mortgage servicing rights relating to delinquent loans	142	(835)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	71,570	(45,771)
Other changes in fair value (2)	(99,772)	(91,673)
	(28,202)	(137,444)
Balance at end of quarter	$3,951,737	$3,975,076

	March 31, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,901,513	$3,871,249

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Contractually specified servicing fees	$160,357	$164,214
Ancillary and other fees:
Late charges	993	759
Other	2,018	3,184
	3,011	3,943
	$163,368	$168,157
Average MSR servicing portfolio	$230,591,966	$230,812,774

From PFSI—MSR recapture fees	$353	$485
UPB of loans recaptured	$62,073	$95,191

Note 13— Other Assets

Other assets are summarized below:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Margin deposits	$135,657	$124,293
Interest receivable	36,206	37,305
Servicing fees receivable	11,247	14,603
Correspondent lending receivables	7,369	6,313
Other receivables	10,065	7,199
Real estate acquired in settlement of loans	4,680	4,541
Other	21,122	58,284
	$226,346	$252,538
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$1,891	$1,905

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2024.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2024	2023
	(dollars in thousands)
Weighted average interest rate (1)	6.17%	5.55%
Average balance	$5,144,834	$7,242,478
Total interest expense	$80,557	$100,267
Maximum daily amount outstanding	$6,494,643	$9,107,074

(1)
Excludes the effect of amortization of debt issuance costs of $1.6 million and $1.2 million for the quarters ended

March 31, 2024 and 2023, respectively.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,122,203	$5,627,807
Unamortized debt issuance costs	(3,826)	(3,249)
	$5,118,377	$5,624,558
Weighted average interest rate	6.09%	6.14%
Available borrowing capacity (1):
Committed	$851,138	$634,147
Uncommitted	5,080,528	5,221,706
	$5,931,666	$5,855,853
Margin deposits placed with (received from) counterparties included in Other assets (accounts payable and accrued liabilities), net	$59,229	$(116,358)
Assets securing agreements to repurchase:
Mortgage-backed securities	$3,949,678	$4,836,292
Loans acquired for sale at fair value	$877,377	$659,751
Loans at fair value:
Securities retained in asset-backed financings	$88,412	$85,344
Distressed	$198	$207
Deposits securing credit risk transfer arrangements	$75,754	$77,417
Mortgage servicing rights (2)	$2,013,510	$2,000,574
Servicing advances	$62,943	$101,927
Real estate acquired in settlement of loans	$1,891	$1,905

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2024 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$2,988,184
Over 30 to 90 days	1,560,763
Over 90 days to 180 days	189,813
Over 180 days to 1 year	—
Over 1 year to 2 years	383,443
$5,122,203
Weighted average maturity (in months)	2.5

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2024:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$213,240	June 22, 2024	June 27, 2025
Citibank, N.A.	$145,955	May 25, 2024	June 27, 2025
Goldman Sachs & Co. LLC	$50,779	June 16, 2024	March 13, 2026
JPMorgan Chase & Co.	$3,595	June 6, 2024	June 16, 2025
Bank of America, N.A.	$15,148	April 22, 2024	July 15, 2024
Wells Fargo Securities, LLC	$2,159	June 22, 2024	May 3, 2025
Barclays Capital Inc.	$2,148	June 16, 2024	March 6, 2026
RBC Capital Markets, L.P.	$7,557	July 15, 2024	February 12, 2025
Morgan Stanley & Co. LLC	$2,333	June 21, 2024	February 6, 2026
BNP Paribas	$1,436	June 24, 2024	September 30, 2025

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Citibank, N.A.	$63,645	May 7, 2024
JPMorgan Chase & Co.	$42,227	April 22, 2024
Bank of America, N.A.	$12,617	April 21, 2024
Wells Fargo Securities, LLC	$24,354	May 23, 2024
Barclays Capital Inc.	$23,916	April 25, 2024
Santander US Capital	$11,038	April 24, 2024
Daiwa Capital Markets America Inc.	$6,314	April 30, 2024
Nomura Holdings America, Inc	$3,423	May 4, 2024
Mizuho Financial Group	$1,746	May 22, 2024

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$23,944	June 6, 2024

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended March 31,
	2024	2023
	(dollars in thousands)
Average balance	$12,731	$17,107
Weighted average interest rate (1)	6.78%	6.20%
Total interest expense	$246	$293
Maximum daily amount outstanding	$44,762	$90,531

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 for the quarters ended March 31, 2024 and 2023.

March 31, 2024
(dollars in thousands)
Carrying value:
Amount outstanding	$25,216
Unamortized debt issuance costs	—
$25,216
Weighted average interest rate	6.58%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$26,586

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

Following is a summary of the CRT Term Notes outstanding:

CRT			Unpaid	Annual
Term Notes	Issuance date	Issuance amount	principal balance	interest rate spread (1)	Maturity date
		(in thousands)
2024 1R	March 6, 2024	$306,000	$302,616	3.50%	March 1, 2027
2023 1R	April 5, 2023	$235,000	213,025	4.40%	March 25, 2025
2020 1R	February 14, 2020	$350,000	49,331	3.35%	February 27, 2025
2019 3R	October 16, 2019	$375,000	46,068	3.70%	October 29, 2024
2019 2R	June 11, 2019	$638,000	157,385	3.75%	May 28, 2025
			$768,425

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finance MSRs and Excess Servicing Spread ("ESS") pledged or sold by PMC and PennyMac Holdings, LLC (“PMH”) through a combination of repurchase agreements and term financing.

The repurchase agreements financing for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note and a Series 2024-VF1 Note, and together the ("FMSR VFNs")) by the Issuer Trusts to PMC and PMH, which are then sold to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a committed borrowing combined capacity of $1.4 billion under two year repurchase agreement facilities.

The term financing for Fannie Mae MSRs through the Issuer Trusts is effected through the issuance of term notes (the “FT-1 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FTL-1 Term Loans").

The FT-1 Term Notes and FTL-1 Term Loans and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

		Unpaid	Annual	Maturity date
Issuance	Issuance date	principal balance	interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$370,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2022	June 28, 2022	305,000	4.19%	June 25, 2027	(3)
2021	March 30, 2021	350,000	3.00%	March 25, 2026	March 27, 2028
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
(3)
Either June 26, 2028 or June 25, 2029.

Freddie Mac MSR and Servicing Advance Receivables Financing

The Company, through PMC and PMH, finances certain MSRs relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is approximately $2.0 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have a weighted average maturity of March 2025. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On August 10, 2023, the Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that allows PMC to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is August 9, 2025 and has a maximum principal amount of $150 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended March 31,
	2024	2023
	(dollars in thousands)
Average balance	$2,866,504	$2,802,691
Weighted average interest rate (1)	8.84%	7.69%
Total interest expense	$64,989	$54,947
Maximum daily amount outstanding	$2,945,587	$2,812,694

(1)
Excludes the effect of amortization of debt issuance costs of $2.0 million and $1.8 million for the quarters ended

March 31, 2024 and 2023, respectively.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$768,425	$747,662
Fannie Mae MSR financing	1,025,000	1,025,000
Freddie Mac MSR and servicing advance receivable financing	1,095,000	1,145,000
	2,888,425	2,917,662
Unamortized debt issuance costs	(8,400)	(7,057)
	$2,880,025	$2,910,605
Weighted average interest rate	8.71%	8.73%
Assets securing notes payable:
Mortgage servicing rights (1)	$3,901,513	$3,871,249
Servicing advances	$42,344	$79,274
CRT Agreements:
Deposits securing CRT arrangements	$1,111,346	$1,132,081
Derivative assets	$22,899	$16,160

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”) and $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes” and, together with the 2026 Exchangeable Notes, the “Exchangeable Notes”) in private offerings. The 2026 Exchangeable Notes will mature on March 15, 2026 unless repurchased or exchanged in accordance with their terms before such date. The 2024 Exchangeable Notes will mature on November 1, 2024 unless repurchased or exchanged in accordance with their terms before such date. The Exchangeable Notes bear interest at a rate of 5.50% per year, payable semiannually.

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

2023 Senior Notes

In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due

September 30, 2028 (the "2023 Senior Notes”). The 2023 Senior Notes bear interest at a rate of 8.50% per year, payable quarterly.

On or after September 30, 2025, PMT may redeem for cash all or any portion of the 2023 Senior Notes, at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2023 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Following is financial information relating to the unsecured senior notes:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Average balance	$608,500	$546,511
Weighted average interest rate (1)	5.80%	5.66%
Interest expense	$9,684	$8,380

	March 31, 2024	December 31, 2023
	(in thousands)
Carrying value:
Unpaid principal balance	$608,500	$608,500
Unamortized debt issuance costs	(7,127)	(8,042)
	$601,373	$600,458

(1)
Excludes the effect of amortization of debt issuance costs of $916,000 and $748,000 for the quarters ended March 31, 2024 and 2023, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended March 31,
	2024	2023
	(dollars in thousands)
Average balance	$1,581,818	$1,411,990
Total interest expense	$12,678	$12,353
Weighted average interest rate (1)	3.10%	3.70%

(1)
Excludes the effect of amortization of debt issuance costs and (accrual) of premiums of $492,000 and $(542,000) for the quarters ended March 31, 2024 and 2023, respectively.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$1,308,680	$1,336,731
Unpaid principal balance	$1,568,935	$1,590,003
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months March 31,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,888,425	$758,424	$1,152,385	$302,616	$305,000	$370,000	$—
Unsecured senior notes	608,500	210,000	345,000	—	—	53,500	—
Asset-backed financings at fair value (2)	1,568,935	—	—	—	—	—	1,568,935
Interest-only security payable at fair value (2)	32,227	—	—	—	—	—	32,227
Total	$5,098,087	$968,424	$1,497,385	$302,616	$305,000	$423,500	$1,601,162

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Balance, beginning of quarter	$26,143	$39,471
Provision for losses:
Pursuant to loan sales	254	940
Reduction in liability due to change in estimate	(6,878)	(616)
Losses incurred	—	(388)
Balance, end of quarter	$19,519	$39,407
UPB of loans subject to representations and warranties at end of quarter	$225,439,542	$230,035,290

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2024
(in thousands)
Commitments to purchase loans acquired for sale	$1,086,938

Litigation

From time to time, the Company may be involved in various legal and regulatory proceedings, claims and legal actions arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, Quarter ended March 31,
Preferred Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2024	2023
Fixed-rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the polling provisions contained in the Articles Supplementary for the Series A Preferred Shares and the Series B Preferred Shares that are deemed null and void in accordance with Federal Reserve rules, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, will be calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares will continue to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, at their fixed rate then in effect and will not transition to floating reference rates.

The Series A Preferred Shares became redeemable on March 15, 2024. The Series B Preferred Shares and Series C Cumulative Redeemable Preferred Shares will not be redeemable before June 15, 2024 and August 24, 2026, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter ended March 31, 2024.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

The Company periodically enters into ATM equity offering programs allowing it to offer and sell securities on an as-and-when-needed basis through designated broker-dealers. On June 15, 2021, the Company entered into a new ATM equity offering program allowing it to offer up to $200 million of its Common Shares, all of which were available for issuance as of March 31, 2024.

Common Share Repurchase Program

The Company has a Common Share repurchase program. On October 24, 2022, the Company’s board of trustees approved an increase to PMT's Common Share repurchase authorization from $400 million to $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended March 31,		Cumulative
	2024	2023	total (1)
	(in thousands)
Common Shares repurchased	—	638	29,102
Cost of Common Shares repurchased (2)	$—	$7,564	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through March 31, 2024.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(38,198)	$78,218
Loans:
Held in VIEs	(1,240)	11,017
Distressed	(38)	451
CRT arrangements	51,655	46,278
Asset-backed financings	7,476	(10,160)
Hedging derivatives	20,098	—
	$39,753	$125,804

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(31,177)	$(72,945)
Hedging activities	(69,956)	(52,116)
	(101,133)	(125,061)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	31,249	100,618
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(254)	(940)
Reduction of liability due to change in estimate	6,878	616
	6,624	(324)
Changes in fair value of loans and derivatives
Interest rate lock commitments	(2,688)	9,027
Loans	6,295	(10,487)
Hedging derivatives	72,566	31,372
	76,173	29,912
	114,046	130,206
Total from nonaffiliates	12,913	5,145
From PFSI ‒ cash gains	1,605	1,328
	$14,518	$6,473

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Interest income:
From nonaffiliates:
Cash and short-term investments	$8,192	$6,311
Mortgage-backed securities	59,771	51,139
Loans acquired for sale at fair value	11,946	36,988
Loans at fair value:
Held in consolidated variable interest entities	12,108	15,166
Distressed	8	(7)
Deposits securing CRT arrangements	15,696	14,212
Placement fees relating to custodial funds	35,440	28,920
Other	398	290
	143,559	153,019
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	80,557	100,267
Mortgage loan participation purchase and sale agreements	246	293
Notes payable secured by credit risk transfer and mortgage servicing assets	64,989	54,947
Unsecured senior notes	9,684	8,380
Asset-backed financings at fair value	12,678	12,353
Interest shortfall on repayments of loans serviced for Agency securitizations	1,293	1,029
Interest on loan impound deposits	1,347	1,343
Other	733	525
	171,527	179,137
	$(27,968)	$(26,118)

Note 22—Share-Based Compensation

The Company has an equity incentive plan (“2019 Plan”) which provides for the issuance of equity based awards based on PMT’s Common Shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Grants:
Restricted share units	176	165
Performance share units	140	123
	316	288
Grant date fair value:
Restricted share units	$2,522	$2,134
Performance share units	2,007	1,581
	$4,529	$3,715
Vestings:
Restricted share units	149	129
Performance share units (1)	203	48
	352	177
Forfeitures:
Restricted share units	—	—
Performance share units	—	—
	—	—
Compensation expense relating to share-based grants	$1,365	$1,156

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the quarter ended March 31, 2024 was 203,110 Common Shares, which is approximately 140% of the originally granted performance-based RSUs.

	March 31, 2024
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	278	255
Grant date average fair value per unit	$14.09	$14.05

Note 23—Income Taxes

The Company’s effective tax rate was (47.0)% and (56.4)% with consolidated pretax income of $32.4 million and $38.8 million for the quarters ended March 31, 2024 and March 31, 2023, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $15.0 million on a pretax loss of $60.9 million for the quarter ended March 31, 2024. For the same period in 2023, the TRS recognized a tax benefit of $21.8 million on a pretax loss of $90.1 million. The Company’s reported consolidated pretax income was $38.8 million for the quarter ended March 31, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2024, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending March 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Basic earnings per share is determined by dividing net income available to common shareholders (net income reduced by preferred dividends and income attributable to the participating securities) by the weighted average Common Shares outstanding during the quarter.

Diluted earnings per share is determined by dividing net income by the weighted average number of Common Shares and dilutive securities. The Company’s potentially dilutive securities are share-based compensation awards and the Exchangeable Notes. The number of dilutive securities included in diluted earnings per share is calculated using the treasury stock method for share-based compensation awards and the if-converted method for the Exchangeable Notes.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2024	2023
	(in thousands except per share amounts)
Net income	$47,608	$60,697
Dividends on preferred shares	(10,455)	(10,455)
Effect of participating securities—share-based compensation awards	(117)	(140)
Net income attributable to common shareholders	37,036	50,102
Interest on Exchangeable Notes, net of income taxes	6,363	6,352
Income attributable to participating securities	—	8
Diluted net income attributable to common shareholders	$43,399	$56,462
Weighted average basic shares outstanding	86,689	88,831
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	24,328	24,328
Shares issuable under share-based compensation plan	—	229
Diluted weighted average shares outstanding	111,017	113,388
Basic earnings per share	$0.43	$0.56
Diluted earnings per share	$0.39	$0.50

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Shares issuable under share-based compensation plan	365	—

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2024	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$45,705	$—	$—	$45,705
Net gains on investments and financings	59,591	(19,838)	—	—	39,753
Net gains on loans acquired for sale	—	—	14,518	—	14,518
Net interest expense:
Interest income	24,209	104,179	11,891	3,280	143,559
Interest expense	23,010	134,825	12,261	1,431	171,527
	1,199	(30,646)	(370)	1,849	(27,968)
Other	134	—	2,063	—	2,197
	60,924	(4,779)	16,211	1,849	74,205
Expenses:
Loan fulfillment and servicing fees payable to PFSI	20	20,242	4,016	—	24,278
Management fees	—	—	—	7,188	7,188
Other	78	2,224	528	7,528	10,358
	98	22,466	4,544	14,716	41,824
Pretax income	$60,826	$(27,245)	$11,667	$(12,867)	$32,381
Total assets at end of quarter	$1,502,800	$9,377,573	$943,008	$470,319	$12,293,700

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended March 31, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$(23,693)	$—	$—	$(23,693)
Net gains on investments and financings	54,388	71,416	—	—	125,804
Net gains on loans acquired for sale	—	—	6,473	—	6,473
Net interest expense:
Interest income	21,394	92,083	36,927	2,615	153,019
Interest expense	17,803	125,168	35,132	1,034	179,137
	3,591	(33,085)	1,795	1,581	(26,118)
Other	56	—	7,844	—	7,900
	58,035	14,638	16,112	1,581	90,366
Expenses:
Loan fulfillment and servicing fees payable to PFSI	77	20,372	11,923	—	32,372
Management fees	—	—	—	7,257	7,257
Other	636	1,289	2,408	7,603	11,936
	713	21,661	14,331	14,860	51,565
Pretax income	$57,322	$(7,023)	$1,781	$(13,279)	$38,801
Total assets at end of quarter	$1,620,576	$10,110,650	$3,196,705	$429,298	$15,357,229

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Measurement date	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2024	$840,038	$585,186	14%	6%	$526,779	$213,064
December 31, 2023	$874,628	$584,131	15%	6%	$450,210	$210,691

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

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated income and financial condition. Unless the context indicates otherwise, references in this Report to the words “we,” “us,” “our” and the “Company” refer to PMT and its consolidated subsidiaries.

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which include CRT Agreements (“CRT Agreements”) and other CRT securities that absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only ("IO") and principal-only ("PO") stripped MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

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

During the quarter ended March 31, 2024, we purchased newly originated prime credit quality residential loans with fair values totaling $18.4 billion as compared to $20.4 billion for the quarter ended March 31, 2023, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Government National Mortgage Association (“Ginnie Mae”) approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. During the quarter ended March 31, 2024, we sold $8.2 billion in unpaid principal balance (“UPB”) of conventional loans to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $16.3 billion and $13.5 billion of loans we sold to PLS during the quarters ended March 31, 2024 and 2023, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the quarter ended March 31, 2024, we received sourcing fees totaling $1.6 million, relating to $16.0 billion, in UPB of loans that we sold to PLS.

We operate our business in four segments: Credit sensitive strategies, Interest rate sensitive strategies, Correspondent production and our Corporate operations, as described below:

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production, including CRT Agreements and other CRT securities (together, “CRT arrangements”), and subordinate MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency and senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS, both wholly-owned subsidiaries of PFSI.

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

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.2 billion at March 31, 2024.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We sold approximately $111.0 million of our holdings of subordinate credit-linked MBS during the quarter ended March 31, 2024. We held subordinate credit-linked MBS with fair values totaling approximately $194.6 million at March 31, 2024.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with UPBs totaling approximately $1.7 billion on our consolidated balance sheet as of March 31, 2024.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the quarter ended March 31, 2024, we received approximately $31.2 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $4.0 billion of MSRs at fair value at

March 31, 2024.

•
REIT-eligible Agency, senior non-Agency, IO and PO stripped MBS. We purchased approximately $159.6 million of Agency PO stripped MBS and sold $833.4 million of fixed-rate pass-through securities during the quarter ended March 31, 2024. We held Agency fixed-rate pass-through, senior non-Agency, IO stripped and PO stripped MBS with fair values totaling approximately $3.8 billion at March 31, 2024.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$1,928,336	$5,587,266
To PennyMac Financial Services, Inc.	16,302,059	13,451,031
	$18,230,395	$19,038,297
Net gains on loans acquired for sale	$14,518	$6,473
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$31,249	$100,618

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value and loans at fair value), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended March 31,
	2024	2023
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$(38,198)	$78,218
Loans:
Held in variable interest entities	(1,240)	11,017
Distressed	(38)	452
CRT arrangements	36,121	32,224
Interest-only security payable at fair value	440	(1,280)
Asset-backed financings at fair value	7,476	(10,160)
	4,561	110,471
Net gains on loans acquired for sale (1)	114,046	130,206
Net loan servicing fees‒MSR valuation adjustments (2)	143,922	(183,705)
	$262,529	$56,972
Net investment income	$74,205	$90,366
Non-cash items as a percentage of net investment income	354%	63%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at the end of the quarter.
(2)
Includes fair value changes due to changes in fair value inputs and fair value changes related to MSR derivative hedging instruments held at the end of the quarter.

We receive or pay cash relating to:

•
Our investment in MBS through monthly principal and interest payments from the issuer of such securities or from the sale of the investment;
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

Results of Operations

Business Trends

Due to ongoing inflationary pressures, over the last few quarters, the U.S. Federal Reserve has maintained the federal funds rate at its highest level since 2007 and has continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Elevated interest rates are expected to constrain growth in the size of the mortgage origination market from an estimated $1.4 trillion in 2023 to an estimated $1.8 trillion in 2024 according to mortgage lending industry economists.

The limited size of the mortgage origination market and sustained interest rates at higher levels continue to impact our mortgage production activities. Higher interest rates have also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale and reduced prepayment speeds in our mortgage servicing portfolio as compared to the same time period in the prior year. We have also continued our sales of conventional loans to PLS during the three months ended March 31, 2024, and we intend to continue to sell a portion of our conventional loans to PLS throughout the remainder of 2024 to optimize our use and allocation of capital.

Elevated interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as our CRT arrangements or subordinate credit-linked notes and increase losses from our representations and warranties. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to help moderate the negative effects of credit performance in an economic downturn.

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2024	2023
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$45,705	$(23,693)
Net gains on investments and financings	39,753	125,804
Loan production income (1)	16,526	14,179
Net interest expense	(27,968)	(26,118)
Other	189	194
Net investment income	74,205	90,366
Expenses	41,824	51,565
Pretax income	32,381	38,801
Benefit from income taxes	(15,227)	(21,896)
Net income	47,608	60,697
Dividends on preferred shares	10,455	10,455
Net income attributable to common shareholders	$37,153	$50,242
Pretax income by segment:
Credit sensitive strategies	$60,826	$57,322
Interest rate sensitive strategies	(27,245)	(7,023)
Correspondent production	11,667	1,781
Corporate	(12,867)	(13,279)
	$32,381	$38,801
Annualized return on average common shareholders' equity	10.4%	13.9%
Earnings per common share
Basic	$0.43	$0.56
Diluted	$0.39	$0.50
Dividends per common share	$0.40	$0.40

(1)
Includes net gains on sales of loans and loan origination fees.

Our consolidated net income decreased by $13.1 million during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023, reflecting the effect of increased losses on MBS and a reduced benefit from income taxes, offset by the fair value performance of our MSRs:

The decrease in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $5.4 million increase in net gains on our CRT arrangements as market credit spreads continued to tighten.
•
Our interest rate sensitive strategies segment recognized a $116.4 million increase in losses on MBS caused by an increase in market interest rates at the end of the quarter, offset by a $69.4 million increase in net servicing fees reflecting gains on MSRs driven by a higher interest rate and a $2.4 million decrease in net interest expense in our interest rate sensitive strategies segment compared to the quarter ended March 31, 2023.
•
Our correspondent production segment recognized an $8.0 million increase in our gain on sale during the quarter ended March 31, 2024, reflecting a reduction of our liability for representations and warranties and improved gain on sale margins.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Net loan servicing fees	$45,705	$(23,693)
Net gains on investments and financings	39,753	125,804
Net gains on loans acquired for sale	14,518	6,473
Net loan origination fees	2,008	7,706
Net interest expense	(27,968)	(26,118)
Other	189	194
	$74,205	$90,366

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Loan servicing fees	$163,368	$168,157
Effect of MSRs and hedging results	(117,663)	(191,850)
Net loan servicing fees	$45,705	$(23,693)

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Contractually specified servicing fees	$160,357	$164,214
Ancillary and other fees:
Late charges	993	759
Other	2,018	3,184
	3,011	3,943
	$163,368	$168,157
Average MSR servicing portfolio	$230,591,966	$230,812,774

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

The change in contractually-specified fees during the quarter ended March 31, 2024, as compared to the same period in 2023, is due primarily to a reduction in our MSR servicing spread as a result of the securitization of a portion of the MSR servicing spread during 2023. This reduction is offset by an increase in interest income in our MBS holdings as we retained the resulting IO stripped MBS.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$71,570	$(45,771)
Recapture income from PFSI	353	485
Hedging results	(89,814)	(54,891)
	(17,891)	(100,177)
Realization of cash flows	(99,772)	(91,673)
	$(117,663)	$(191,850)
Average balance of mortgage servicing rights	$3,955,320	$3,983,193

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter ended March 31, 2024 reflect the effects of expectations for slower future prepayments of the underlying loans and higher earnings on custodial balances as a result of interest rates increasing during the quarter ended March 31, 2024, as compared to interest rates decreasing during the same period in 2023.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter ended March 31, 2024, as compared to the same period in 2023. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results reflect valuation losses in hedges against interest rates during the quarter ended March 31, 2024, which is attributable to interest rates increasing as well as the effects of interest rate volatility on the fair value of the hedging instruments. The loss from hedging activities increased since interest rates increased during the quarter ended March 31, 2024 and decreased during the quarter ended March 31, 2023.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$226,806,609	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$1,962,219	$2,184,500
90 or more days delinquent:
Not in foreclosure	$868,093	$1,029,962
In foreclosure	$108,958	$85,045
Bankruptcy	$212,975	$185,320
Custodial funds managed by the Company (1)	$2,468,707	$1,759,974

(1)
Custodial funds include borrower and investor custodial cash accounts relating to loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of characteristics of our MSR servicing portfolio as of March 31, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$115,957,103	442	3.7%	42	306	$262	757	75%	54%	0.8%
Freddie Mac	110,904,692	393	3.6%	33	312	$282	761	74%	58%	0.4%
Other (2)	3,632,255	14	4.6%	35	321	$253	758	72%	56%	0.6%
	$230,494,050	849	3.7%	38	309	$271	759	75%	56%	0.6%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(38,198)	$78,218
Loans at fair value:
Held in consolidated variable interest entities	(1,240)	11,017
Distressed	(38)	451
CRT arrangements	51,655	46,278
Asset-backed financings at fair value	7,476	(10,160)
Hedging derivatives	20,098	—
	$39,753	$125,804

The decrease in net gains on investments for the quarter ended March 31, 2024, as compared to the same period in 2023, was primarily due to losses from our investments in MBS as interest rates increased.

Mortgage-Backed Securities

During the quarter ended March 31, 2024, we recognized net valuation losses of $38.2 million, as compared to valuation gains of $78.2 million for the same period in 2023. The losses recognized reflect an increase in market interest rates during the quarter ended March 31, 2024, as compared to a modest decrease in interest rates during the quarter ended March 31, 2023.

Loans at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a combined net valuation gain of $6.2 million during the quarter ended March 31, 2024, as compared to a net gain of $857,000 during the quarter ended March 31, 2023. The net gain during the quarter ended March 31, 2024 reflects the gains on the asset-backed financing exceeding the losses on the underlying assets as the result of credit spreads tightening (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”), on our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Net investment income:
Net gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,409	$3,030
Valuation changes	6,781	8,096
	10,190	11,126
CRT strips
Realized	11,685	12,304
Valuation changes	29,340	24,128
	41,025	36,432
Interest-only security payable at fair value	440	(1,280)
	51,655	46,278
Interest income — Deposits securing CRT arrangements	15,696	14,212
	$67,351	$60,490

Net payments made to settle losses on CRT arrangements	$185	$1,257

	March 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$22,899	$16,160
CRT strip liabilities	(17,352)	(46,692)
Deposits securing CRT arrangements	1,187,100	1,209,498
Interest-only security payable at fair value	(32,227)	(32,667)
	$1,160,420	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$22,899	$16,160
Deposits securing CRT arrangements (1)	$1,187,100	$1,209,498

UPB of loans underlying CRT arrangements	$22,725,768	$23,152,230
Collection status (UPB):
Delinquency
Current	$22,187,344	$22,531,905
30-89 days delinquent	$363,398	$411,991
90-180 days delinquent	$98,415	$120,011
180 or more days delinquent	$48,346	$64,647
Foreclosure	$28,265	$23,676
Bankruptcy	$58,352	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $17.4 million and $46.7 million in CRT strip and CRT derivative liabilities at March 31, 2024 and December 31, 2023, respectively.

The performance of our investments in CRT arrangements during the quarters ended March 31, 2024 and March 31, 2023 reflect credit spread tightening for CRT securities in the credit markets.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(31,177)	$(72,945)
Hedging activities	(69,956)	(52,116)
	(101,133)	(125,061)
Non-cash gains:
Receipt of MSRs in loan sale transactions	31,249	100,618
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(254)	(940)
Reduction in liability due to change in estimate	6,878	616
	6,624	(324)
Changes in fair value of financial instruments during the quarter:
Interest rate lock commitments	(2,688)	9,027
Loans	6,295	(10,487)
Hedging derivatives	72,566	31,372
	76,173	29,912
	114,046	130,206
Total from nonaffiliates	12,913	5,145
From PFSI—cash	1,605	1,328
	$14,518	$6,473

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$2,471,860	$7,587,587
To PFSI	8,614,290	3,780,852
	$11,086,150	$11,368,439
Acquisition of loans for sale (UPB):
To nonaffiliates	$1,771,681	$6,628,809
To PFSI	16,356,544	13,524,332
	$18,128,225	$20,153,141

The changes in gain on loans acquired for sale during the quarter ended March 31, 2024, as compared to the same period in 2023, reflect the effect of a reduction in our liability for representations and warranties and increased gain on sale margins for mortgage loans partially offset by reduced volume of sales to nonaffiliates.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our Net gains on loans acquired for sale include our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair value of our IRLCs as the loan acquisition process progresses until we complete the acquisition or the commitment is canceled. Such adjustments are included in our Net gains on loans acquired for sale. The fair values of our IRLCs becomes part of the carrying value of our loans when we complete the purchase of the loans. The methods and key inputs we use to measure the fair value of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

The MSRs and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates change as circumstances change, and changes in these estimates are recognized in our results of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our income.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $254,000 and $940,000 for the quarters ended March 31, 2024 and 2023, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of quarter	$12,123	$8,108
New indemnifications	1,758	3,234
Less: indemnified loans sold, repaid or refinanced	—	748
Loans indemnified at end of quarter	$13,881	$10,594
Indemnified loans indemnified by correspondent lenders at end of quarter	$5,969	$2,149
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$4,190	$4,043
Repurchase activity (UPB):
Loans repurchased	$7,515	$19,199
Less:
Loans repurchased by correspondent sellers	5,979	15,267
Loans resold or repaid by borrowers	2,788	3,901
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$(1,252)	$31
Losses charged to liability for representations and warranties	$—	$388
At end of quarter:
Loans subject to representations and warranties	$225,439,542	$230,035,290
Liability for representations and warranties	$19,519	$39,407

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $6.9 million reduction in liability for representations and warranties during the quarter ended March 31, 2024 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter ended March 31, 2024, as compared to the same period in 2023, reflects a decrease in our purchases of loans for sale to nonaffiliates.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31, 2024			Quarter ended March 31, 2023
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$8,192	$580,594	5.67%	$6,311	$538,073	4.76%
Mortgage-backed securities	59,771	4,143,942	5.80%	51,139	4,464,996	4.64%
Loans acquired for sale at fair value	11,946	704,809	6.82%	36,988	2,359,044	6.36%
Loans at fair value:
Held by variable interest entities	12,108	1,423,489	3.42%	15,166	1,507,128	4.08%
Distressed	8	2,095	1.54%	(7)	3,478	-0.82%
	12,116	1,425,584	3.42%	15,159	1,510,606	4.07%
Deposits securing CRT arrangements	15,696	1,200,301	5.26%	14,212	1,285,678	4.48%
	107,721	8,055,230	5.38%	123,809	10,158,397	4.94%
Placement fees relating to custodial funds	35,440			28,920
Other	398			290
	$143,559	$8,055,230	7.17%	$153,019	$10,158,397	6.11%
Liabilities:
Assets sold under agreements to repurchase	$80,557	$5,144,834	6.30%	$100,267	$7,242,478	5.61%
Mortgage loan participation purchase and sale agreements	246	12,731	7.77%	293	17,107	6.95%
Notes payable secured by credit risk transfer and mortgage servicing assets	64,989	2,866,504	9.12%	54,947	2,802,691	7.95%
Unsecured senior notes	9,684	608,500	6.40%	8,380	546,511	6.22%
Asset-backed financings at fair value	12,678	1,581,818	3.22%	12,353	1,411,990	3.55%
	168,154	10,214,387	6.62%	176,240	12,020,777	5.95%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,293			1,029
Interest on loan impound deposits	1,347			1,343
Other	733			525
	171,527	$10,214,387	6.75%	179,137	$12,020,777	6.04%
Net interest expense	$(27,968)			$(26,118)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended March 31, 2024
	vs.
	Quarter ended March 31, 2023
	Increase (decrease) due to changes in
	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$1,335	$546	$1,881
Mortgage-backed securities	12,451	(3,819)	8,632
Loans acquired for sale at fair value	2,540	(27,582)	(25,042)
Loans at fair value:
Held by variable interest entities	(2,277)	(781)	(3,058)
Distressed	13	2	15
	(2,264)	(779)	(3,043)
Deposits securing CRT arrangements	2,448	(964)	1,484
	16,510	(32,598)	(16,088)
Placement fees relating to custodial funds			6,520
Other			108
	16,510	(32,598)	(9,460)
Liabilities:
Assets sold under agreements to repurchase	11,492	(31,202)	(19,710)
Mortgage loan participation purchase and sale agreement	33	(80)	(47)
Notes payable secured by credit risk transfer and mortgage servicing assets	8,694	1,348	10,042
Senior notes	268	1,036	1,304
Asset-backed financings at fair value	(1,154)	1,479	325
	19,333	(27,419)	(8,086)
Interest shortfall on repayments of loans serviced for Agency securitizations			264
Interest on loan impound deposits			4
Other			208
	19,333	(27,419)	(7,610)
Increase in net interest expense	$(2,823)	$(5,179)	$(1,850)
The increase in net interest expense during the quarter ended March 31, 2024, as compared to the same period in 2023, is due to an increase in interest costs attributable to financing non-interest earning MSR assets, partially offset by an increase in the yields we earn on our investments in MBS and an increase in placement fee income.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,262	$20,449
Management fees	7,188	7,257
Loan fulfillment fees	4,016	11,923
Compensation	1,916	1,539
Professional services	1,758	1,523
Loan collection and liquidation	1,369	579
Safekeeping	932	1,116
Loan origination	473	2,178
Other	3,910	5,001
	$41,824	$51,565

Expenses decreased $9.7 million, or 19%, during the quarter ended March 31, 2024, as compared to the same period in 2023, primarily due to decreased expenses relating to our correspondent lending activities as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$90	$285
Loans at fair value	62	120
Mortgage servicing rights	20,110	20,044
	$20,262	$20,449
Average investment in loans:
Acquired for sale at fair value	$704,809	$2,359,044
At fair value	$1,425,584	$1,510,606
Average MSR portfolio unpaid principal balance	$230,591,966	$230,812,774

Loan servicing fees decreased by $187,000 during the quarter ended March 31, 2024, as compared to the same period in 2023, due to the decreases in the size of our investment in loans acquired for sale.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Base	$7,188	$7,257
Performance incentive	—	—
	$7,188	$7,257
Average shareholders' equity amounts used to calculate base management fee expense	$1,927,401	$1,962,105

Management fees decreased by $69,000 during the quarter ended March 31, 2024, as compared to the same period in 2023. This decrease reflects lower average shareholders’ equity during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $7.9 million during the quarter ended March 31, 2024, as compared to the same period in 2023. The decrease was due to a decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Origination

Loan origination expenses decreased $1.7 million, or 78%, during the quarter ended March 31, 2024, as compared to the same period in 2023, primarily reflecting a decrease in the volume of our loans purchased for sale to nonaffiliates.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Common overhead allocation from PFSI	$1,944	$1,821
Bank service charges	492	496
Insurance	476	435
Technology	442	548
Other	556	1,701
	$3,910	$5,001

Income Taxes

We have elected to treat PennyMac Corp. (“PMC”), as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of income.

The Company’s effective tax rate was (47.0)% and (56.4)% with consolidated pretax income of $32.4 million and $38.8 million for the quarters ended March 31, 2024 and March 31, 2023, respectively. The Company’s TRS recognized a tax benefit of $15.0 million on a pretax loss of $60.9 million for the quarter ended March 31, 2024. For the same period in 2023, the TRS recognized a tax benefit of $21.8 million on a pretax loss of $90.1 million. The Company’s reported consolidated pretax income was $38.8 million for the quarter ended March 31, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2024, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended March 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2024	2023
	(in thousands)
Assets
Cash	$126,578	$281,085
Investments:
Short-term	343,343	128,338
Mortgage-backed securities at fair value	3,949,678	4,836,292
Loans acquired for sale at fair value	911,602	669,018
Loans at fair value	1,408,610	1,433,820
Derivative assets	62,734	177,984
Deposits securing credit risk transfer arrangements	1,187,100	1,209,498
Mortgage servicing rights	3,951,737	3,919,107
	11,814,804	12,374,057
Other	352,318	458,745
Total assets	$12,293,700	$13,113,887
Liabilities
Debt:
Short-term	$5,143,593	$5,624,558
Long-term	4,822,305	4,880,461
	9,965,898	10,505,019
Other	368,889	651,778
Total liabilities	10,334,787	11,156,797
Shareholders’ equity	1,958,913	1,957,090
Total liabilities and shareholders’ equity	$12,293,700	$13,113,887

Total assets decreased by approximately $820.2 million, or 6%, during the period from December 31, 2023 through March 31, 2024, primarily due to an $886.6 million reduction in Mortgage-backed securities at fair value partially offset by an increase of $242.6 million in Loans acquired for sale at fair value and a $32.6 million increase in MSRs.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$10,080,120	$10,755,072
Government insured or guaranteed (2)	8,328,018	9,661,960
Jumbo loans	2,589	—
Advances to home equity lines of credit	—	46
	$18,410,727	$20,417,078

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

During the quarter ended March 31, 2024, we purchased for sale $18.4 billion in fair value of correspondent production loans as compared to $20.4 billion during the quarter ended March 31, 2023.

Other Investment Activities

Following is a summary of our (sales) acquisitions of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$(111,044)	$12,392

Interest rate sensitive assets:
Agency fixed-rate pass-through securities (net of sales)	(830,296)	142,660
Interest-only and principal-only stripped mortgage-backed securities	159,585	—
Mortgage servicing rights:
Purchased	29,441	—
Received in loan sales	31,249	100,618
	(610,021)	243,278
	$(721,065)	$255,670

Our acquisitions during the quarters ended March 31, 2024 and 2023 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2024				December 31, 2023
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,335,086	$3,367,176	7.8	5.4%	$4,270,056	$4,311,342	7.6	5.1%
Subordinate credit-linked securities	194,558	174,813	4.4	13.2%	301,180	275,963	4.3	12.4%
Senior non-Agency securities	113,925	121,791	8.2	5.1%	117,489	124,771	7.0	5.1%
Interest-only stripped securities	94,667	413,762	7.6	4.9%	94,231	419,791	7.3	4.9%
Principal-only stripped securities	211,442	263,964	4.3	0.1%	53,336	65,573	3.3
	$3,949,678	$4,341,506			$4,836,292	$5,197,440

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	March 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$22,899	$16,160
Derivative and credit risk transfer strip liabilities- CRT strips	(17,352)	(46,692)
Deposits securing CRT arrangements	1,187,100	1,209,498
Interest-only security payable at fair value	(32,227)	(32,667)
	$1,160,420	$1,146,299
UPB of loans subject to credit guarantee obligations	$22,725,768	$23,152,230

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2024:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Liquidations:
Balances	$0.6	$6.8	$57.1	$160.1	$120.4	$61.0	$406.0
Losses	0.0	$0.8	$5.8	$19.9	$12.7	$7.4	$46.6
Modifications:
Balances	$67.5	$551.8	$305.0	$—	$—	$—	$924.3
Losses	$1.5	$15.9	$12.3	$—	$—	$—	$29.7

	Year of origination
Original debt-to income ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<25%	$952	$1,569	$248	$287	$280	$64	$3,400
25 - 30%	744	1,337	221	265	256	65	2,888
30 - 35%	817	1,619	319	357	325	88	3,525
35 - 40%	807	1,894	439	420	356	107	4,023
40 - 45%	799	2,294	648	593	498	161	4,993
>45%	515	1,861	855	388	172	106	3,897
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Weighted average	33.5%	35.8%	39.0%	36.5%	35.0%	35.7%	35.7%

	Year of origination
Origination FICO credit score	2020	2019	2018	2017	2016	2015	Total
	(in millions)
600 - 649	$31	$145	$65	$28	$17	$10	$296
650 - 699	226	999	580	349	231	115	2,500
700 - 749	1,094	3,112	965	788	595	181	6,735
750 or greater	3,276	6,291	1,113	1,141	1,044	285	13,150
Not available	7	27	7	4	—	—	45
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Weighted average	765	754	736	745	751	743	753

	Year of origination
Origination loan-to value ratio	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$2,192	$3,742	$873	$752	$770	$241	$8,570
80-85%	772	2,028	644	653	508	154	4,759
85-90%	298	595	125	119	105	35	1,277
90-95%	418	1,116	315	281	208	63	2,401
95-100%	954	3,093	773	505	296	98	5,719
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Weighted average	80.7%	83.3%	83.5%	82.5%	80.6%	80.9%	82.4%

	Year of origination
Current loan-to value ratio (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
<80%	$4,617	$10,513	$2,714	$2,309	$1,887	$591	$22,631
80-85%	11	39	9	1	—	—	60
85-90%	4	13	4	—	—	—	21
90-95%	1	4	1	—	—	—	6
95-100%	1	3	2	—	—	—	6
>100%	—	2	—	—	—	—	2
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Weighted average	52.7%	52.4%	49.9%	44.8%	40.8%	38.2%	50.1%

(1) Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$482	$1,040	$342	$245	$364	$110	$2,583
Florida	509	1,016	350	240	201	52	2,368
Texas	551	916	218	195	234	90	2,204
Virginia	249	472	99	107	131	58	1,116
Maryland	182	450	124	133	125	33	1,047
Other	2,661	6,680	1,597	1,390	832	248	13,408
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$433	$1,318	$321	$338	$244	$88	$2,742
Southeast	1,573	3,624	980	794	593	182	7,746
Midwest	431	1,111	234	219	171	42	2,208
Southwest	1,207	2,334	512	450	349	123	4,975
West	990	2,187	683	509	530	156	5,055
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,619	$10,485	$2,683	$2,298	$1,878	$590	$22,553
90 - 179 Days	8	45	26	10	8	1	98
180+ Days	5	28	13	1	1	—	48
Foreclosure	2	16	8	1	—	—	27
	$4,634	$10,574	$2,730	$2,310	$1,887	$591	$22,726
Bankruptcy	$3	$27	$16	$5	$7	$—	$58

Cash Flows

Our cash flows for the quarters ended March 31, 2024 and 2023 are summarized below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Operating activities	$(342,371)	$(1,276,212)
Investing activities	770,796	(122,743)
Financing activities	(582,932)	1,405,761
Net cash flows	$(154,507)	$6,806

Our cash flows resulted in a net decrease in cash of $154.5 million during the quarter ended March 31, 2024, as discussed below.

Operating activities

Cash used in operating activities totaled $342.4 million during the quarter ended March 31, 2024, as compared to cash used in our operating activities of $1.3 billion during the quarter ended March 31, 2023. Cash flows from operating activities are influenced by cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2024	2023
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(187,846)	$(1,397,980)
Other	(154,525)	121,768
	$(342,371)	$(1,276,212)

Cash flows from loans acquired for sale primarily reflect changes in the level of inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased at a slower rate during the quarter ended March 31, 2024, as compared to a decrease during the same period in 2023.

Investing activities

Net cash provided by our investing activities was $770.8 million for the quarter ended March 31, 2024, as compared to net cash used in our investing activities of $122.7 million for the quarter ended March 31, 2023, primarily due to our net sale of MBS.

Financing activities

Net cash used in our financing activities was $582.9 million for the quarter ended March 31, 2024, as compared to net cash provided by our financing activities of $1.4 billion for the quarter ended March 31, 2023. This change primarily reflects the repayment of financing related to our net sale of MBS.

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

On March 15, 2024, the Company, the Issuer Trusts, PMT and PennyMac Holdings, LLC (“PMH”) entered into a Series 2024-VF1 Note with Goldman Sachs Bank, USA, as part of the structured finance transaction that PMC uses to finance Fannie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial two-year term of the Series 2024-VF1 Note is set to expire on March 15, 2026, at which point the Series 2024-VF1 Note amortizes over 12 months prior to termination.

Debt Financing

Our current debt financing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We make collateralized borrowings in the form of sales of assets under agreements to repurchase, loan participation purchase and sale agreements and notes payable, including secured term financing for our MSRs and our CRT arrangements that have allowed us to match the term of our borrowings more closely to the expected lives of the assets securing those borrowings. We have also borrowed money by issuing unsecured senior notes.

Our debt financing is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$3,784,828	$833,152	$66,880	$52,160	$381,357	$—	$5,118,377
Mortgage loan participation purchase and sale agreements	—	25,216	—	—	—	—	25,216
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	766,104	2,113,921	—	2,880,025
Asset-backed financings at fair value	—	—	1,308,680	—	—	—	1,308,680
Interest-only security payable	—	—	—	32,227	—	—	32,227
Total secured borrowings	3,784,828	858,368	1,375,560	850,491	2,495,278	—	9,364,525
Unsecured senior notes							601,373
Total borrowings	$3,784,828	$858,368	$1,375,560	$850,491	$2,495,278	$—	9,965,898
Shareholders' equity							1,958,913
Total financing							$11,924,811

Assets pledged to secure borrowings	$3,949,678	$903,963	$1,406,774	$1,209,999	$4,006,800	$1,891	$11,479,105
Debt-to-equity ratio:
Excluding non-recourse debt							4.4:1
Total							5.1:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2024	2023
	(in thousands)
Average balance outstanding	$5,144,834	$7,242,478
Maximum daily balance outstanding	$6,494,643	$9,107,074
Ending balance	$5,122,203	$8,114,108

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $11.1 billion at March 31, 2024.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between March 31, 2024 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2024:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$213,240
Citibank, N.A.	209,600
Goldman Sachs & Co. LLC	74,723
JPMorgan Chase & Co.	45,822
Bank of America, N.A.	27,765
Wells Fargo Securities, LLC	26,513
Barclays Capital Inc.	26,064
Santander US Capital	11,038
RBC Capital Markets, L.P.	7,557
Daiwa Capital Markets America Inc.	6,314
Nomura Holdings America, Inc.	3,423
Morgan Stanley & Co. LLC	2,333
Mizuho Financial Group	1,746
BNP Paribas	1,436
$657,574

Unsecured Senior Notes

In September 2023, we issued $53.5 million principal amount of our unsecured 8.50% senior notes due September 30, 2028 (the “2023 Senior Notes”). The 2023 Senior Notes bear interest at a rate of 8.50% per year payable quarterly.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

March 31, 2024
(in thousands)
Loans acquired for sale at fair value	$911,602
Mortgage servicing rights at fair value	3,961,112
Other assets
From nonaffiliates	713,775
From PFSI	—
From non-issuer or non-guarantor subsidiaries	605,560
Total assets	$6,192,049

Total liabilities
Payable to nonaffiliates	$1,807,110
Payable to non-issuer or non-guarantor subsidiaries	3,924,390
Payable to PFSI	22,036
$5,753,536

Quarter ended
March 31, 2024
(in thousands)
Net investment income
From nonaffiliates	$17,087
From PFSI	1,958
From non-issuer or non-guarantor subsidiaries (1)	(66,798)
Expenses
From nonaffiliates	3,687
From PFSI	30,532
Pre-tax income	(81,972)
Provision for income taxes	(20,206)
Net income	$(61,766)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers.

Ginnie Mae has issued risk-based capital requirements which will be effective December 31, 2024. We believe that PLS is in compliance with the Agency's pending requirements as of March 31, 2024.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

All debt financing arrangements that matured between March 31, 2024 and the date of this Report have been renewed, extended or replaced.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2024, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$111,422	$91,931	$66,044	$(78,131)	$(120,091)	$(341,540)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2024, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$206,897	$100,887	$49,825	$(48,628)	$(96,098)	$(187,715)
Prepayment speed	$230,268	$111,177	$54,652	$(52,875)	$(104,063)	$(201,702)
Annual per-loan cost of servicing	$69,023	$34,512	$17,256	$(17,256)	$(34,512)	$(69,023)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$42,720	$21,036	$10,438	$(10,280)	$(20,407)	$(40,213)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(11,653)	$(6,966)	$(3,154)	$2,632	$4,769	$6,553

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. For a discussion of our risk factors, refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2024.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
January 1, 2024 – January 31, 2024	—	$—	—	$73,353
February 1, 2024 –February 29, 2024	—	$—	—	$73,353
March 1, 2024 – March 31, 2024	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Series 2024-VF1 Indenture Supplement, dated March 15, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I - FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and Goldman Sachs Bank, USA.

		8-K	March 20, 2024

10.2

Master Repurchase Agreement, dated as of March 15, 2024, among PMC FMSR VFN Funding, LLC, PMH FMSR VFN Funding, LLC, PennyMac Corp., PennyMac Holdings, LLC, the buyers from time to time party thereto, and Goldman Sachs Bank, USA.

		8-K	March 20, 2024

10.3	Series 2024-VF1 Guaranty, dated March 15, 2024, by PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.	8-K	March 20, 2024

10.4

Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of March 15, 2024, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Mortgage Investment Trust.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarter ended March 31, 2024 and March 31, 2023, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter ended March 31, 2024 and March 31, 2023, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2024 and March 31, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 2, 2024	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 2, 2024	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)