Form 10-Q
period 2024-06-30
PennyMac Mortgage Investment Trust
filed 2024-08-01
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2024
Common Shares of Beneficial Interest, $0.01 par value	86,860,960

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2024

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
•
our exposure to risks of loss and disruptions in operations resulting from adverse weather conditions, man-made or natural disasters, climate change and pandemics;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2024	2023
	(in thousands, except share information)
ASSETS
Cash	$130,734	$281,085
Short-term investments at fair value	336,296	128,338
Mortgage-backed securities at fair value pledged to creditors	4,068,337	4,836,292
Loans acquired for sale at fair value ($685,231 and $659,751 pledged to creditors, respectively)	694,391	669,018
Loans at fair value ($1,376,005 and $1,431,896 pledged to creditors, respectively)	1,377,836	1,433,820
Derivative assets ($24,305 and $16,160 pledged to creditors, respectively)	90,753	177,984
Deposits securing credit risk transfer arrangements pledged to creditors	1,163,268	1,209,498
Mortgage servicing rights at fair value ($3,889,087 and $3,871,249 pledged to creditors, respectively)	3,941,861	3,919,107
Servicing advances ($78,786 and $181,201 pledged to creditors, respectively)	98,989	206,151
Due from PennyMac Financial Services, Inc.	1	56
Other ($1,515 and $1,905 pledged to creditors, respectively)	178,484	252,538
Total assets	$12,080,950	$13,113,887
LIABILITIES
Assets sold under agreements to repurchase	$4,700,225	$5,624,558
Mortgage loan participation purchase and sale agreements	13,582	—
Notes payable secured by credit risk transfer and mortgage servicing assets	2,933,845	2,910,605
Unsecured senior notes	813,838	600,458
Asset-backed financing of variable interest entities at fair value	1,288,180	1,336,731
Interest-only security payable at fair value	32,708	32,667
Derivative and credit risk transfer strip liabilities at fair value	18,892	51,381
Accounts payable and accrued liabilities	126,314	354,989
Due to PennyMac Financial Services, Inc.	29,413	29,262
Income taxes payable	170,901	190,003
Liability for losses under representations and warranties	13,183	26,143
Total liabilities	10,141,081	11,156,797

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,860,960 and 86,624,044 common shares, respectively	869	866
Additional paid-in capital	1,923,780	1,923,437
Accumulated deficit	(526,262)	(508,695)
Total shareholders’ equity	1,939,869	1,957,090
Total liabilities and shareholders’ equity	$12,080,950	$13,113,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	June 30,	December 31,
	2024	2023
	(in thousands)
ASSETS
Loans at fair value	$1,375,838	$1,431,689
Derivative assets	24,305	16,160
Deposits securing credit risk transfer arrangements	1,163,268	1,209,498
Other—interest receivable	4,001	4,106
	$2,567,412	$2,661,453
LIABILITIES
Asset-backed financings at fair value	$1,288,180	$1,336,731
Derivative and credit risk transfer strip liabilities at fair value	16,974	46,692
Interest-only security payable at fair value	32,708	32,667
Accounts payable and accrued liabilities—interest payable	4,001	4,106
	$1,341,863	$1,420,196

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per common share amounts)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$162,127	$165,499	$322,484	$329,713
Other	2,815	6,826	5,826	10,769
	164,942	172,325	328,310	340,482
Change in fair value of mortgage servicing rights	(50,556)	(87,997)	(78,758)	(225,441)
Mortgage servicing rights hedging results	(18,365)	23,996	(108,179)	(30,895)
	96,021	108,324	141,373	84,146
From PennyMac Financial Services, Inc.	473	509	826	994
	96,494	108,833	142,199	85,140
Net gains on loans acquired for sale:
From nonaffiliates	10,110	2,614	23,023	7,759
From PennyMac Financial Services, Inc.	2,050	1,832	3,655	3,160
	12,160	4,446	26,678	10,919
Loan origination fees	2,451	4,295	4,459	12,001
Net (losses) gains on investments and financings	(19,743)	(2,499)	20,010	123,305
Net interest expense:
Interest income	151,835	162,684	295,394	315,703
Interest expense	171,841	187,390	343,368	366,527
Net interest expense	(20,006)	(24,706)	(47,974)	(50,824)
Results of real estate acquired in settlement of loans	(224)	(56)	(90)	—
Other	66	139	121	277
Net investment income	71,198	90,452	145,403	180,818
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,264	20,317	40,526	40,766
Management fees	7,133	7,078	14,321	14,335
Loan fulfillment fees	4,427	5,441	8,443	17,364
Professional services	2,366	1,881	4,124	3,404
Compensation	1,369	1,279	3,285	2,818
Loan collection and liquidation	671	909	2,040	1,488
Safekeeping	961	1,124	1,893	2,240
Loan origination	533	897	1,006	3,075
Other	4,865	4,673	8,775	9,674
Total expenses	42,589	43,599	84,413	95,164
Income before provision for (benefit from) income taxes	28,609	46,853	60,990	85,654
Provision for (benefit from) income taxes	3,175	22,229	(12,052)	333
Net income	25,434	24,624	73,042	85,321
Dividends on preferred shares	10,454	10,454	20,909	20,909
Net income attributable to common shareholders	$14,980	$14,170	$52,133	$64,412
Earnings per common share
Basic	$0.17	$0.16	$0.60	$0.73
Diluted	$0.17	$0.16	$0.60	$0.68
Weighted average common shares outstanding
Basic	86,849	87,269	86,769	88,046
Diluted	86,849	87,269	86,769	112,374

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2024	22,400	$541,482	86,845	$868	$1,922,954	$(506,391)	$1,958,913
Net income	—	—	—	—	—	25,434	25,434
Share-based compensation	—	—	16	1	826	—	827
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,850)	(34,850)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869

	Quarter ended June 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2023	22,400	$541,482	88,386	$884	$1,940,297	$(511,929)	$1,970,734
Net income	—	—	—	—	—	24,624	24,624
Share-based compensation	—	—	11	—	845	—	845
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,804)	(34,804)
Repurchase of common shares	—	—	(1,636)	(16)	(19,432)	—	(19,448)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496

The accompanying notes are an integral part of these consolidated financial statements.

	Six months ended June 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	73,042	73,042
Share-based compensation	—	—	237	3	343	—	346
Dividends:
Preferred shares	—	—	—	—	—	(20,910)	(20,910)
Common shares ($0.80 per share)	—	—	—	—	—	(69,699)	(69,699)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869

	Six months ended June 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	85,321	85,321
Share-based compensation	—	—	146	1	1,433	—	1,434
Dividends:
Preferred shares	—	—	—	—	—	(20,909)	(20,909)
Common shares ($0.80 per share)	—	—	—	—	—	(70,154)	(70,154)
Repurchase of common shares	—	—	(2,274)	(22)	(26,989)	—	(27,011)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$73,042	$85,321
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Change in fair value of mortgage servicing rights	78,758	225,441
Mortgage servicing rights hedging results	108,179	30,895
Net gains on loans acquired for sale	(26,678)	(10,919)
Net gains on investments and financings	(20,010)	(123,305)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(7,049)	2,813
Amortization of debt issuance costs	9,106	7,463
Results of real estate acquired in settlement of loans	90	—
Share-based compensation expense	2,192	2,001
Purchase of loans acquired for sale from nonaffiliates	(41,331,303)	(41,942,691)
Sale to nonaffiliates and repayment of loans acquired for sale	4,168,594	10,469,060
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	37,161,319	32,087,158
Repurchase of loans subject to representations and warranties	(17,706)	(36,702)
Decrease in servicing advances	107,074	84,886
Decrease (increase) in due from PennyMac Financial Services, Inc.	55	(4,264)
Repurchase of real estate previously sold as loans acquired for sale	—	(443)
Increase in other assets	(153,564)	(63,247)
Decrease in accounts payable and accrued liabilities	(231,719)	(54,811)
Increase (decrease) in due to PennyMac Financial Services, Inc.	151	(11,326)
Decrease in income taxes payable	(19,102)	(3,806)
Net cash (used in) provided by operating activities	(98,571)	743,524
Cash flows from investing activities
Net (increase) decrease in short-term investments	(207,958)	10,234
Purchase of mortgage-backed securities	(399,460)	(3,044,317)
Sale and repayment of mortgage-backed securities	1,103,969	2,789,954
Repurchase of loans at fair value	—	(119)
Repayment of loans at fair value	49,223	47,064
Net settlement of derivative financial instruments	(6,005)	1,805
Distribution from credit risk transfer arrangements	76,583	88,479
Purchase of mortgage servicing rights	(26,484)	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(216)	723
Sale of real estate acquired in settlement of loans	647	2,609
Decrease (increase) in margin deposits	173,182	(29,088)
Net cash provided by (used in) investing activities	763,481	(132,656)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	54,582,250	64,121,374
Repurchase of assets sold under agreements to repurchase	(55,506,481)	(64,823,803)
Issuance of mortgage loan participation purchase and sale agreements	692,186	1,066,247
Repayment of mortgage loan participation purchase and sale agreements	(678,604)	(1,031,460)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	908,000	400,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(882,425)	(46,743)
Issuance of asset-backed financing of variable interest entities	8,137	—
Repayment of asset-backed financings of variable interest entities	(47,806)	(45,747)
Issuance of unsecured senior notes	216,500	—
Payment of debt issuance costs	(14,663)	(4,302)
Payment of dividends to preferred shareholders	(20,910)	(20,909)
Payment of dividends to common shareholders	(69,599)	(71,008)
Payment of vested share-based compensation tax withholdings	(1,846)	(567)
Repurchase of common shares of beneficial interest	—	(27,011)
Net cash used in financing activities	(815,261)	(483,929)
Net (decrease) increase in cash	(150,351)	126,939
Cash at beginning of period	281,085	111,866
Cash at end of period	$130,734	$238,805
Supplemental cash flow information
Payments, net:
Income taxes	$7,051	$4,139
Interest	$383,862	$365,367
Non cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$71,868	$191,365
Unsettled purchase of mortgage servicing rights	$2,944	$—
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$803
Non-cash financing activities:
Dividends declared, not paid	$34,850	$34,804

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests in residential mortgage-related assets. The Company operates in four segments: credit sensitive strategies, interest rate sensitive strategies, correspondent production, and corporate:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own correspondent production (“CRT arrangements”) and subordinate mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), Agency and senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PNMAC Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

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

The Company held no restricted cash or restricted cash equivalents during the periods presented. Therefore, the consolidated statements of cash flows do not include references to restricted cash or restricted cash equivalents.

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

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ending December 31, 2025, with early adoption permitted.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans. Agency MBS, Interest-only (“IO”) stripped MBS, principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in market interest rates, prepayment rate activity and expectations.

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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling such loans to the Agencies without the retention of such credit risk in the case of CRT arrangements and investing in senior mortgage-backed securities in the case of subordinate MBS.

Certain of the Company’s investments in CRT arrangements are structured such that loans that reach a specific number of days delinquent trigger losses chargeable to the CRT arrangements based on the sizes of the delinquent loans and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of those CRT arrangements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s other investments in CRT arrangements requires PMT to absorb losses only when the reference loans realize losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

•
The fair value of MSRs is sensitive to changes in prepayment speeds, estimates of cost to service the underlying loans and to the returns demanded by market participants;
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

Operating Activities

Loan Servicing

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale and loans held in VIEs (prime servicing), and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO").

Prime Servicing

The per-loan base servicing fees for prime loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

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

Special Servicing

The per-loan base servicing fee rates for loans purchased with credit deterioration (distressed loans) range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. PLS also receives a supplemental servicing fee of $25 per month for each special servicing loan.

PLS receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing, as well as other market-based refinancing and loan disposition fees.

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

Following is a summary of loan servicing fees and recapture earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$94	$172	$184	$457
Loans at fair value	63	31	125	151
Mortgage servicing rights	20,107	20,114	40,217	40,158
	$20,264	$20,317	$40,526	$40,766
Average investment in loans:
Acquired for sale at fair value	$854,406	$1,609,816	$779,997	$1,992,706
At fair value	$1,380,857	$1,491,357	$1,403,094	$1,500,936
Average MSR portfolio unpaid principal balance	$229,124,554	$232,008,151	$229,767,433	$231,381,212

MSR recapture fees	$473	$509	$826	$994
UPB of loans recaptured	$74,208	$98,126	$136,281	$193,317

Correspondent Production Activities

The Company is provided fulfillment and other services for the operation of its correspondent business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the Company's mortgage pipeline to protect it from fluctuations in value due to movements in interest rates; correspondent seller performance and credit monitoring procedures; and the subsequent sale and securitization of loans through secondary mortgage markets on behalf of the Company.

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

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae for a pool of securitized loans or to act as a servicer for such pool of loans. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee. The Company may also sell conventional loans to PLS under the same arrangement subject to mutual agreement between the parties. Sourcing fees range from one to two basis points of the loans' UPB, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loan fulfillment fees earned by PLS	$4,427	$5,441	$8,443	$17,364
UPB of loans fulfilled by PLS	$2,229,397	$3,029,274	$4,001,078	$9,658,084

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$2,050	$1,832	$3,655	$3,160
UPB of loans sold to PLS:
Government guaranteed or insured	$10,500,415	$11,307,342	$18,357,340	$20,521,054
Conventional conforming	10,006,706	7,017,890	18,196,636	11,080,764
	$20,507,121	$18,325,232	$36,553,976	$31,601,818

Tax service fees paid to PLS	$431	$701	$790	$2,111

	June 30, 2024	December 31, 2023
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$281,020	$168,303

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Base management	$7,133	$7,078	$14,321	$14,335
Performance incentive	—	—	—	—
	$7,133	$7,078	$14,321	$14,335
Average shareholders' equity amounts used to calculate base management fee expense	$1,912,522	$1,892,505	$1,919,962	$1,927,305

Expense Reimbursement

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. PCM is reimbursed $165,000 per fiscal quarter for these services, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

The Company is required to pay PCM and its affiliates a portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed or owned by PCM and/or its affiliates as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$2,779	$3,978	$9,193	$9,639
Common overhead incurred by PCM and its affiliates	2,000	2,140	3,944	3,961
Compensation	165	165	330	330
	$4,944	$6,283	$13,467	$13,930
Payments and settlements during the quarter (1)	$29,263	$30,872	$59,348	$63,256

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both June 30, 2024 and December 31, 2023.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2024	December 31, 2023
	(in thousands)
Due from PFSI-Miscellaneous receivables	$1	$56

Due to PFSI:
Correspondent production fees	$9,145	$8,288
Management fees	7,133	7,252
Loan servicing fees	6,792	6,809
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	5,166	5,612
Fulfillment fees	1,177	1,301
	$29,413	$29,262

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items of the Company as summarized below:

Balance sheet line including advance amount	June 30, 2024	December 31, 2023
	(in thousands)
Loan servicing advances	$98,989	$206,151
Other assets-Real estate acquired in settlement of loans	1,230	2,003
	$100,219	$208,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Cash flows:
Proceeds from sales	$2,240,258	$4,881,794	$4,168,594	$10,469,060
Loan servicing fees received	$162,127	$165,499	$322,484	$329,713

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$224,229,222	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,334,456	$2,184,500
90 or more days delinquent:
Not in foreclosure	$822,290	$1,029,962
In foreclosure	$86,934	$85,045
Bankruptcy	$241,304	$185,320
Custodial funds managed by the Company (1)	$2,704,150	$1,759,974

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

Credit Risk Transfer Arrangements

The Company has previously entered into certain loan sales arrangements pursuant to which it accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on those loans and comprise the Company’s investments in CRT arrangements.

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans and include securities which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT arrangement based on the sizes of the delinquent loans and a contractual schedule of loss severity; and securities which require the Company to absorb losses only when the reference loans realize credit losses.

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ income. For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For CRT securities where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are also included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to nonaffiliates) included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,564	$5,423	$6,973	$8,453
Valuation changes	1,475	9,410	8,256	17,506
	5,039	14,833	15,229	25,959
CRT strips
Realized	11,693	11,984	23,378	24,288
Valuation changes	378	34,496	29,718	58,624
	12,071	46,480	53,096	82,912
Interest-only security payable at fair value	(481)	(855)	(41)	(2,135)
	16,629	60,458	68,284	106,736
Interest income — Deposits securing CRT arrangements	15,383	15,779	31,079	29,991
	$32,012	$76,237	$99,363	$136,727

Net payments made to settle losses on CRT arrangements	$128	$499	$313	$1,756

	June 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$24,305	$16,160
CRT strip liabilities	(16,974)	(46,692)
Deposits securing CRT arrangements	1,163,268	1,209,498
Interest-only security payable at fair value	(32,708)	(32,667)
	$1,137,891	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$24,305	$16,160
Deposits securing CRT arrangements (1)	$1,163,268	$1,209,498

UPB of loans underlying CRT arrangements	$22,204,806	$23,152,230
Collection status (UPB):
Delinquency
Current	$21,638,731	$22,531,905
30-89 days delinquent	$403,626	$411,991
90-180 days delinquent	$100,882	$120,011
180 or more days delinquent	$42,967	$64,647
Foreclosure	$18,600	$23,676
Bankruptcy	$65,176	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $17.0 million and $46.7 million in CRT strip liabilities at June 30, 2024 and December 31, 2023, respectively.

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

The Company has concluded that the trusts holding the assets underlying these transactions are VIEs. The Company also has concluded that it is the primary beneficiary of certain of the VIEs as it has the power, through PLS, in its role as the servicer or sub-servicer of the underlying loans, to direct the activities of the trusts that most significantly impact the trusts’ economic performance and, as a holder of subordinate securities, that PMT is exposed to losses that could potentially be significant to the VIEs. Therefore, PMT consolidates those VIEs.

The Company recognizes the interest income earned on the loans owned by the VIEs and the interest expense attributable to the asset-backed securities issued to nonaffiliates by its consolidated VIEs on its consolidated statements of income.

Following is a summary of the Company’s investment in subordinate MBS backed by assets held in consolidated VIEs:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
Loans at fair value	$(2,739)	$(18,253)	$(3,979)	$(7,236)
Asset-backed financings at fair value	1,295	17,794	8,771	7,634
Interest income	13,449	13,644	25,557	28,810
Interest expense	11,402	12,791	24,080	25,144
	$603	$394	$6,269	$4,064

	June 30, 2024	December 31, 2023
	(in thousands)
Loans at fair value	$1,375,838	$1,431,689
Asset-backed financings at fair value	$1,288,180	$1,336,731
Retained subordinate MBS at fair value pledged to secure Assets sold under agreements to repurchase	$78,337	$85,344

Financing of Mortgage Servicing Assets

The Company entered into a securitization transaction in which VIEs issued variable funding notes, term notes and term loans backed by beneficial interests in Fannie Mae MSRs. The Company acts as guarantor of the variable funding notes, term notes and term loans. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the variable funding notes sold under agreements to repurchase are included in Assets sold under agreements to repurchase and the term notes and term loans are included in Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. The financing is described in Note 15 – Long Term Debt.
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

The Company has also identified its Asset-backed financings at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under historical cost accounting debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance costs to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$336,296	$—	$—	$336,296
Mortgage-backed securities at fair value	—	3,980,496	87,841	4,068,337
Loans acquired for sale at fair value	—	686,397	7,994	694,391
Loans at fair value	—	1,375,838	1,998	1,377,836
Derivative assets:
Call options on interest rate futures purchase contracts	10,324	—	—	10,324
Put options on interest rate futures purchase contracts	4,474	—	—	4,474
Forward purchase contracts	—	3,812	—	3,812
Forward sale contracts	—	26,971	—	26,971
MBS put options	—	1,421	—	1,421
CRT derivatives	—	—	24,305	24,305
Interest rate lock commitments	—	—	2,587	2,587
Total derivative assets before netting	14,798	32,204	26,892	73,894
Netting	—	—	—	16,859
Total derivative assets after netting	14,798	32,204	26,892	90,753
Mortgage servicing rights at fair value	—	—	3,941,861	3,941,861
	$351,094	$6,074,935	$4,066,586	$10,509,474
Liabilities:
Asset-backed financings at fair value	$—	$1,288,180	$—	$1,288,180
Interest-only security payable at fair value	—	—	32,708	32,708
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	8,661	—	8,661
Forward sales contracts	—	3,693	—	3,693
Interest rate lock commitments	—	—	1,035	1,035
Total derivative liabilities before netting	—	12,354	1,035	13,389
Netting	—	—	—	(11,471)
Total derivative liabilities after netting	—	12,354	1,035	1,918
Credit risk transfer strips	—	—	16,974	16,974
Total derivative and credit risk transfer strip liabilities	—	12,354	18,009	18,892
	$—	$1,300,534	$50,717	$1,339,780

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$128,338	$—	$—	$128,338
Mortgage-backed securities at fair value	—	4,742,061	94,231	4,836,292
Loans acquired for sale at fair value	—	662,700	6,318	669,018
Loans at fair value	—	1,431,689	2,131	1,433,820
Derivative assets:
Call options on interest rate futures purchase contracts	41,712	—	—	41,712
Put options on interest rate futures purchase contracts	4,324	—	—	4,324
Forward purchase contracts	—	15,905	—	15,905
Forward sale contracts	—	671	—	671
MBS call options	—	3,218	—	3,218
MBS put options	—	5	—	5
CRT derivatives	—	—	16,160	16,160
Interest rate lock commitments	—	—	7,596	7,596
Total derivative assets before netting	46,036	19,799	23,756	89,591
Netting	—	—	—	88,393
Total derivative assets after netting	46,036	19,799	23,756	177,984
Mortgage servicing rights at fair value	—	—	3,919,107	3,919,107
	$174,374	$6,856,249	$4,045,543	$11,164,559
Liabilities:
Asset-backed financings at fair value	$—	$1,336,731	$—	$1,336,731
Interest-only security payable at fair value	—	—	32,667	32,667
Derivative liabilities and credit risk transfer strips:
Call options on interest rate futures purchase contracts	2,005	—	—	2,005
Call options on interest rate futures sell contracts	1,328	—	—	1,328
Forward purchase contracts	—	490	—	490
Forward sales contracts	—	50,363	—	50,363
Interest rate lock commitments	—	—	64	64
Total derivative liabilities before netting	3,333	50,853	64	54,250
Netting	—	—	—	(49,561)
Total derivative liabilities after netting	3,333	50,853	64	4,689
Credit risk transfer strips	—	—	46,692	46,692
Total derivative and credit risk transfer strip liabilities	3,333	50,853	46,756	51,381
	$3,333	$1,387,584	$79,423	$1,420,779

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2024	$94,667	$5,096	$2,034	$22,899	$4,845	$(17,352)	$3,951,737	$4,063,926
Purchases issuances and (purchase adjustments)	—	4,013	—	—	4,760	—	(13)	8,760
Repayments and sales	(4,984)	(1,018)	(32)	(3,633)	—	(11,693)	—	(21,360)
Accrual of unearned discount	2,390	—	—	—	—	—	—	2,390
Amounts received pursuant to sales of loans	—	—	—	—	—	—	40,619	40,619
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(4,232)	(97)	(4)	5,039	(4,147)	12,071	(50,556)	(41,926)
	(4,232)	(97)	(4)	5,039	(4,147)	12,071	(50,556)	(41,926)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(3,906)	—	—	(3,906)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	74	74
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2024	$(4,232)	$(112)	$(11)	$5,039	$1,552	$378	$(50,556)	$(47,942)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2024
(in thousands)
Interest-only security payable:
Balance, March 31, 2024	$32,227
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	481
481
Balance, June 30, 2024	$32,708
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2024	$481

	Quarter ended June 30, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2023	$10,109	$3,548	$(13,860)	$8,549	$(113,065)	$3,975,076	$3,870,357
Purchases and issuances	767	—	—	3,756	—	—	4,523
Repayments and sales	(4,637)	(4)	(5,367)	—	(11,984)	—	(21,992)
Amounts received pursuant to sales of loans	—	—	—	—	—	90,747	90,747
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	391	(879)	14,833	(14,355)	46,480	(87,997)	(41,527)
	391	(879)	14,833	(14,355)	46,480	(87,997)	(41,527)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	752	—	—	752
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	112	112
Balance, June 30, 2023	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2023	$(193)	$(879)	$9,410	$(1,298)	$34,496	$(87,997)	$(46,461)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2023
(in thousands)
Interest-only security payable:
Balance, March 31, 2023	$23,205
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	855
855
Balance, June 30, 2023	$24,060
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2023	$855

	Six months ended June 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	5,497	—	—	7,871	—	29,428	42,796
Repayments and sales	(10,054)	(3,676)	(91)	(7,084)	—	(23,378)	—	(44,283)
Accrual of unearned discounts	4,606	—	—	—	—	—	—	4,606
Amounts received pursuant to sales of loans	—	—	—	—	—	—	71,868	71,868
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(942)	(145)	(42)	15,229	(5,002)	53,096	(78,758)	(16,564)
	(942)	(145)	(42)	15,229	(5,002)	53,096	(78,758)	(16,564)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(8,849)	—	—	(8,849)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	216	216
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Changes in fair value recognized during the period relating to assets still held at June 30, 2024	$(942)	$(199)	$(52)	$8,256	$1,552	$29,718	$(78,758)	$(40,425)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2024
(in thousands)
Interest-only security payable:
Balance, December 31, 2023	$32,667
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	41
41
Balance, June 30, 2024	$32,708
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2024	$41

	Six months ended June 30, 2023
Assets (1)	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	4,262	119	—	(3,931)	—	—	450
Repayments and sales	(8,404)	(24)	(8,255)	—	(24,288)	—	(40,971)
Amounts received pursuant to sales of loans	—	—	—	—	—	191,365	191,365
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—
Other factors	64	(427)	25,959	12,677	82,912	(225,441)	(104,256)
	64	(427)	25,959	12,677	82,912	(225,441)	(104,256)
Transfers of:
Loans to REO	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	(9,566)	—	—	(9,566)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	(723)	(723)
Balance, June 30, 2023	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Changes in fair value recognized during the period relating to assets still held at June 30, 2023	$(176)	$(886)	$17,506	$(1,298)	$58,624	$(225,441)	$(151,671)

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	June 30, 2024			December 31, 2023
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$693,724	$678,677	$15,047	$667,857	$648,283	$19,574
90 or more days delinquent:
Not in foreclosure	594	864	(270)	433	617	(184)
In foreclosure	73	96	(23)	728	845	(117)
	667	960	(293)	1,161	1,462	(301)
	$694,391	$679,637	$14,754	$669,018	$649,745	$19,273
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,375,028	$1,646,940	$(271,912)	$1,430,427	$1,697,305	$(266,878)
90 or more days delinquent:
Not in foreclosure	481	607	(126)	1,262	1,582	(320)
In foreclosure	329	423	(94)	—	—	—
	810	1,030	(220)	1,262	1,582	(320)
	1,375,838	1,647,970	(272,132)	1,431,689	1,698,887	(267,198)
Distressed:
Current through 89 days delinquent	461	672	(211)	569	728	(159)
90 or more days delinquent:
Not in foreclosure	277	1,398	(1,121)	393	2,023	(1,630)
In foreclosure	1,260	2,934	(1,674)	1,169	2,546	(1,377)
	1,537	4,332	(2,795)	1,562	4,569	(3,007)
	1,998	5,004	(3,006)	2,131	5,297	(3,166)
	$1,377,836	$1,652,974	$(275,138)	$1,433,820	$1,704,184	$(270,364)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2024
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(34,925)	$6,586	$(28,339)
Loans acquired for sale at fair value	—	1,969	—	—	1,969
Loans at fair value	—	—	(2,742)	(605)	(3,347)
Credit risk transfer strips	—	—	12,071	—	12,071
MSRs at fair value	(50,556)	—	—	—	(50,556)
	$(50,556)	$1,969	$(25,596)	$5,981	$(68,202)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(481)	$—	$(481)
Asset-backed financing of VIEs at fair value	—	—	1,295	(604)	691
	$—	$—	$814	$(604)	$210

	Quarter ended June 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(61,621)	$(264)	$(61,885)
Loans acquired for sale at fair value	—	(9,424)	—	—	(9,424)
Loans at fair value	—	—	(19,130)	(1,185)	(20,315)
Credit risk transfer strips	—	—	46,480	—	46,480
MSRs at fair value	(87,997)	—	—	—	(87,997)
	$(87,997)	$(9,424)	$(34,271)	$(1,449)	$(133,141)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(855)	$—	$(855)
Asset-backed financings at fair value	—	—	17,794	76	17,870
	$—	$—	$16,939	$76	$17,015

	Six months ended June 30, 2024
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(73,123)	$9,677	$(63,446)
Loans acquired for sale at fair value	—	1,632	—	—	1,632
Loans at fair value	—	—	(4,020)	(2,740)	(6,760)
Credit risk transfer strips	—	—	53,096	—	53,096
MSRs at fair value	(78,758)	—	—	—	(78,758)
	$(78,758)	$1,632	$(24,047)	$6,937	$(94,236)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(41)	$—	$(41)
Asset-backed financings at fair value	—	—	8,771	(112)	8,659
	$—	$—	$8,730	$(112)	$8,618

	Six months ended June 30, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$16,597	$(2,220)	$14,377
Loans acquired for sale at fair value	—	5,891	—	—	5,891
Loans at fair value	—	—	(7,662)	(1,059)	(8,721)
Credit risk transfer strips	—	—	82,912	—	82,912
MSRs at fair value	(225,441)	—	—	—	(225,441)
	$(225,441)	$5,891	$91,847	$(3,279)	$(130,982)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(2,135)	$—	$(2,135)
Asset-backed financings at fair value	—	—	7,634	(466)	7,168
	$—	$—	$5,499	$(466)	$5,033

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2024	$—	$—	$713	$713
December 31, 2023	$—	$—	$753	$753

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Real estate acquired in settlement of loans	$(246)	$(124)	$(150)	$(62)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes, defined in Note 15 – Long-Term Debt, are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies the 2028 Senior Notes, defined in Note 15 – Long-Term Debt, as “Level 2” fair value liabilities.

The Company has concluded that the fair values of these borrowings other than term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and the Unsecured senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The Company estimates the fair values of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets using indications of fair value provided by nonaffiliate brokers for the term notes and internal estimates of fair value for the term loans, and uses pricing services for estimates of fair value of its Unsecured senior notes. The fair values and carrying values of these liabilities are summarized below:

	June 30, 2024		December 31, 2023
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,933,845	$2,942,231	$2,910,605	$2,904,678
Unsecured senior notes	$813,838	$800,382	$600,458	$580,090

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within PFSI's capital markets group and subjects the valuation process to significant senior management oversight.

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

The fair values of the Company’s IRLCs are developed by PFSI's capital markets risk management staff and are reviewed by its capital markets operations staff.

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
•
The Company categorizes its current holdings of IO securities as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair values of its IO securities.

The key inputs used in the estimation of the fair value of IO securities include discount rate (pricing spread) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO securities' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO securities:

	June 30, 2024	December 31, 2023
Fair value (in thousands)	$87,841	$94,231
Key inputs (1)
Pricing spread (2)
Range	5.9% - 6.4%	5.1% – 5.1%
Weighted average	6.4%	5.1%
Annual total prepayment speed (3)
Range	10.1% - 10.3%	10.9% – 11.0%
Weighted average	10.1%	10.9%
Equivalent life (in years)
Range	4.7 - 7.5	4.7 – 7.2
Weighted average	7.4	7.1

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

Changes in the fair value of MBS are included in Net (losses) gains on investments and financings in the consolidated statements of income.

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
•
Loans that are not saleable into active markets, comprised of previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair values for loans acquired for sale categorized as “Level 3” assets are estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment statuses, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Distressed loans’ fair values are estimated based on the expected resolution from the individual asset’s disposition strategy. When a cash flow projection is used to estimate fair values, those cash flows are discounted at annual rates up to 20%.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair values of CRT derivatives are based on indications of fair value provided to the Company by nonaffiliate brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the recourse obligations and the IO ownership interests. Together, the recourse obligation and the IO ownership interest comprise the CRT derivative. Fair values of the CRT derivatives are derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair values of the certificates.

The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$24,305	$16,160
UPB of loans in reference pools	$5,198,283	$5,437,551
Key inputs (1)
Discount rate
Range	9.7% – 11.9%	9.0% – 9.7%
Weighted average	9.9%	9.6%
Voluntary prepayment speed (2)
Range	7.0% – 7.4%	6.9% – 7.6%
Weighted average	7.2%	7.4%
Involuntary prepayment speed (3)
Range	0.1% – 0.1%	0.2% – 0.8%
Weighted average	0.1%	0.3%
Remaining loss expectation
Range	0.0% – 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.3%

(1)
Weighted average inputs are based on fair value amounts of the CRT Agreements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using life voluntary CPR.
(3)
Involuntary prepayment speed is measured using life involuntary CPR.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices, the probability that the loans will be purchased under the commitments (the “pull-through rate”) and the Company’s estimate of the fair values of the MSRs it expects to receive upon sale of the loans.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2024	December 31, 2023
Fair value (in thousands) (1)	$1,552	$7,532
Committed amount (in thousands)	$1,006,730	$874,017
Key inputs (2)
Pull-through rate
Range	56.5% – 99.0%	50.0% - 98.0%
Weighted average	83.9%	82.5%
MSR fair value expressed as
Servicing fee multiple
Range	3.0 – 7.0	1.7 - 6.5
Weighted average	5.1	4.6
Percentage of unpaid principal balance
Range	0.8% – 2.4%	0.4% - 2.4%
Weighted average	1.9%	1.7%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair values of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans acquired for sale, or Net (losses) gains on investments and financings, as applicable, in the consolidated statements of income.

Credit Risk Transfer Strips

The Company categorizes CRT strips as “Level 3” fair value liabilities. The fair values of CRT strips are based on indications of fair value provided to the Company by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interests and the recourse obligations. Together, the IO ownership interest and the recourse obligation comprise the CRT strip.

Fair values of the CRT strips are derived by deducting the balance of the Deposits securing credit risk transfer arrangements pledged to creditors from the indications of fair value of the securities provided by the nonaffiliate brokers.

The Company assesses the indications of fair value it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net (losses) gains on investments and financings in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values of the CRT strip liabilities:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$16,974	$46,692
Unpaid principal balance of loans in the reference pools	$17,006,523	$17,714,679
Key inputs (1)
Discount rate
Range	8.2% – 9.4%	7.9% – 9.6%
Weighted average	9.3%	9.4%
Voluntary prepayment speed (2)
Range	7.3% – 7.4%	6.6% – 8.2%
Weighted average	7.3%	6.8%
Involuntary prepayment speed (3)
Range	0.1% – 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.2%
Remaining loss expectation
Range	0.4% – 1.5%	0.5% – 1.6%
Weighted average	0.5%	0.6%

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

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spreads, the prepayment speeds of the underlying loans, and the annual per-loan costs to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in significant changes in the MSR fair value measurements. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of income.

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (pricing spreads) increase, or when annual per-loan costs of servicing increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
MSRs recognized (in thousands)	$40,619	$90,747	$71,868	$191,365
Unpaid principal balance of underlying loans (in thousands)	$2,242,511	$4,856,301	$4,073,529	$10,405,626
Weighted average annual servicing fee rate (in basis points)	35	39	35	40
Key inputs (1)
Pricing spread (2)
Range	5.9% – 8.1%	5.5% – 8.8%	5.5% – 8.5%	5.5% – 8.8%
Weighted average	6.0%	5.9%	5.8%	5.9%
Prepayment speed (3)
Range	10.8% – 17.8%	11.8% – 20.2%	10.8% – 17.8%	11.8% – 21.8%
Weighted average	11.5%	11.9%	12.4%	12.6%
Equivalent average life (in years)
Range	3.4 – 7.2	2.9 - 7.1	3.4 – 7.2	2.8 - 7.1
Weighted average	7.1	7.0	6.8	6.7
Annual per-loan cost of servicing
Range	$69 – $87	$68 – $69	$69 – $87	$68 – $69
Weighted average	$69	$69	$70	$69

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2024	December 31, 2023
Fair value (in thousands)	$3,941,861	$3,919,107
Unpaid principal balance of underlying loans (in thousands)	$227,842,960	$230,294,583
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.7%	3.7%
Key inputs (1)
Pricing spread (2)
Range	5.4% - 8.1%	5.5% – 8.5%
Weighted average	5.5%	5.5%
Effect on fair value (in thousands) of (3):
5% adverse change	$(48,117)	$(48,362)
10% adverse change	$(95,095)	$(95,575)
20% adverse change	$(185,782)	$(186,699)
Prepayment speed (4)
Range	6.7% - 17.7%	6.5% – 17.9%
Weighted average	6.8%	7.0%
Equivalent average life (in years)
Range	2.6 - 9.2	2.7 – 9.4
Weighted average	8.5	8.5
Effect on fair value (in thousands) of (3):
5% adverse change	$(54,297)	$(53,964)
10% adverse change	$(106,844)	$(106,144)
20% adverse change	$(207,027)	$(205,509)
Annual per-loan cost of servicing
Range	$68 - $89	$70 – $89
Weighted average	$68	$70
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,566)	$(17,276)
10% adverse change	$(33,131)	$(34,551)
20% adverse change	$(66,262)	$(69,103)

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
Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$3,949,678	$4,629,004	$4,836,292	$4,462,601
Purchases	239,875	259,725	399,460	3,044,317
Sales	—	—	(941,340)	(2,629,540)
Repayments	(92,877)	(95,504)	(162,629)	(160,414)
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums and discounts	6,586	(263)	9,677	(2,220)
Valuation adjustments, net	(34,925)	(61,621)	(73,123)	16,597
	(28,339)	(61,884)	(63,446)	14,377
Balance at end of period	$4,068,337	$4,731,341	$4,068,337	$4,731,341

	June 30, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,068,337	$4,836,292

Following is a summary of the Company’s investments in MBS:

	June 30, 2024
Security type (1)	Principal balance or notional amount	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,295,288	$(1,744)	$(52,728)	$3,240,816
Principal-only stripped mortgage-backed securities	551,502	(113,872)	(4,999)	432,631
Subordinate credit-linked securities	174,813	(3,687)	25,684	196,810
Senior non-Agency securities	118,248	(3,450)	(4,559)	110,239
	$4,139,851	$(122,753)	$(36,602)	3,980,496
Interest-only stripped mortgage-backed securities	$405,346			87,841
				$4,068,337

	December 31, 2023
Security type (1)	Principal balance or notional amount	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$4,311,342	$34	$(41,320)	$4,270,056
Principal-only stripped mortgage-backed securities	65,573	(18,567)	6,330	53,336
Subordinate credit-linked securities	275,963	(3,633)	28,850	301,180
Senior non-Agency securities	124,771	(3,567)	(3,715)	117,489
	$4,777,649	$(25,733)	$(9,855)	4,742,061
Interest-only stripped mortgage-backed securities	$419,791			94,231
				$4,836,292

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2024	December 31, 2023
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$381,436	$491,108
Held for sale to PLS
GSE eligible	141,598	62,234
Government insured or guaranteed	139,422	106,069
	281,020	168,303
Jumbo	23,941	3,289
Home equity lines of credit	1,513	1,803
Repurchased pursuant to representations and warranties	6,481	4,515
	$694,391	$669,018
Loans pledged to secure:
Assets sold under agreements to repurchase	$670,978	$659,751
Mortgage loan participation purchase and sale agreements	14,253	—
	$685,231	$659,751

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	June 30, 2024	December 31, 2023
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,329,667	$1,383,392
Fixed interest rate jumbo loans	46,171	48,297
	1,375,838	1,431,689
Distressed loans	1,998	2,131
	$1,377,836	$1,433,820
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,375,838	$1,431,689
Assets sold under agreements to repurchase	167	207
	$1,376,005	$1,431,896

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At June 30, 2024 and December 31, 2023, $78.3 million and $85.3 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2024	December 31, 2023
	(in thousands)
Derivative assets	$90,753	$177,984
	$90,753	$177,984

Derivative liabilities	$1,918	$4,689
Credit risk transfer strip liabilities	16,974	46,692
	$18,892	$51,381

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits on the consolidated balance sheets:

	June 30, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,785,000	$10,324	$—	2,315,000	$41,712	$2,005
Put options on interest rate futures purchase contracts	1,840,000	4,474	—	2,900,000	4,324	—
Call options on interest rate futures sell contracts	—	—	—	500,000	—	1,328
Forward purchase contracts	3,162,559	3,812	8,661	2,789,324	15,905	490
Forward sale contracts	7,460,993	26,971	3,693	7,219,512	671	50,363
MBS call options	—	—	—	500,000	3,218	—
MBS put options	850,000	1,421	—	450,000	5	—
Bond futures	2,384,400	—	—	2,860,500	—	—
Swap futures	951,200	—	—	1,048,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,198,283	24,305	—	5,437,551	16,160	—
Interest rate lock commitments	1,006,730	2,587	1,035	874,017	7,596	64
Total derivative instruments before netting		73,894	13,389		89,591	54,250
Netting		16,859	(11,471)		88,393	(49,561)
		$90,753	$1,918		$177,984	$4,689
Margin deposits placed with derivative counterparties included in derivative balances above, net		$28,330			$137,955
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$24,305			$16,160

(1) Notional amounts provide an indication of the volume of the Company’s derivative activities.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of June 30, 2024 and December 31, 2023, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$24,305	$—	$—	$24,305	$16,160	$—	$—	$16,160
Interest rate lock commitments	2,587	—	—	2,587	7,596	—	—	7,596
Morgan Stanley & Co. LLC	47,095	—	—	47,095	79,825	—	—	79,825
RJ O’Brien & Associates, LLC	14,798	—	—	14,798	42,703	—	—	42,703
Wells Fargo Securities, LLC	510	—	—	510	7,759	—	—	7,759
Athene Annuity & Life Assurance Company	475	—	—	475	94	—	—	94
Barclays Capital Inc.	295	—	—	295	—	—	—	—
Goldman Sachs & Co. LLC	240	—	—	240	18,701	—	—	18,701
J.P. Morgan Securities LLC	127	—	—	127	997	—	—	997
Bank of America, N.A.	—	—	—	—	3,418	—	—	3,418
Citigroup Global Markets Inc.	—	—	—	—	503	—	—	503
Other	321	—	—	321	228	—	—	228
	$90,753	$—	$—	$90,753	$177,984	$—	$—	$177,984

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

	June 30, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,035	$—	$—	$1,035	$64	$—	$—	$64
J.P. Morgan Securities LLC	1,472,895	(1,472,895)	—	—	1,521,072	(1,521,072)	—	—
Wells Fargo Securities, LLC	743,903	(743,903)	—	—	569,129	(569,129)	—	—
Bank of America, N.A.	591,021	(590,900)	—	121	785,756	(785,756)	—	—
Barclays Capital Inc.	478,021	(478,021)	—	—	807,404	(803,641)	—	3,763
Santander US Capital	361,667	(361,667)	—	—	292,091	(292,091)	—	—
Citigroup Global Markets Inc.	319,808	(319,748)	—	60	147,093	(147,093)	—	—
Daiwa Capital Markets	230,236	(230,236)	—	—	340,975	(340,975)	—	—
RBC Capital Markets, L.P.	156,745	(156,745)	—	—	128,602	(128,602)	—	—
Mizuho Financial Group	100,218	(99,722)	—	496	67,637	(67,110)	—	527
Atlas Securitized Products, L.P.	91,499	(91,499)	—	—	783,456	(783,456)	—	—
Goldman Sachs & Co. LLC	71,005	(71,005)	—	—	145,007	(145,007)	—	—
Morgan Stanley & Co. LLC	50,911	(50,911)	—	—	25,814	(25,814)	—	—
BNP Paribas	28,120	(28,120)	—	—	10,121	(10,121)	—	—
Nomura Holdings America, Inc	8,251	(8,205)	—	46	8,135	(7,940)	—	195
Other	160	—	—	160	140	—	—	140
	$4,705,495	$(4,703,577)	$—	$1,918	$5,632,496	$(5,627,807)	$—	$4,689

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statements of income line	2024	2023	2024	2023
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(3,292)	$(9,847)	$(5,980)	$(820)
CRT derivatives	Net (losses) gains on investments and financings	$5,039	$14,833	$15,229	$25,959
Hedged item:
Assets sold under agreements to repurchase	Net (losses) gains on investments and financings	$—	$—	$20,098	$—
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$7,163	$19,394	$9,773	$(1,350)
Mortgage servicing rights	Net loan servicing fees	$(18,365)	$23,996	$(108,179)	$(30,895)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$3,951,737	$3,975,076	$3,919,107	$4,012,737
Purchases (price adjustments)	(13)	—	29,428	—
MSRs resulting from loan sales	40,619	90,747	71,868	191,365
Transfers to Agency of mortgage servicing rights relating to delinquent loans	74	112	216	(723)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	46,039	15,046	117,609	(30,725)
Other changes in fair value (2)	(96,595)	(103,043)	(196,367)	(194,716)
	(50,556)	(87,997)	(78,758)	(225,441)
Balance at end of period	$3,941,861	$3,977,938	$3,941,861	$3,977,938

	June 30, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,889,087	$3,871,249

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Contractually specified servicing fees	$162,127	$165,499	$322,484	$329,713
Ancillary and other fees:
Late charges	982	805	1,975	1,564
Other	1,833	6,021	3,851	9,205
	2,815	6,826	5,826	10,769
	$164,942	$172,325	$328,310	$340,482
Average MSR UPB	$229,124,554	$232,008,151	$229,767,433	$231,381,212

Note 13— Other Assets

Other assets are summarized below:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Margin deposits	$68,969	$124,293
Interest receivable	37,183	37,305
Servicing fees receivable	11,431	14,603
Correspondent lending receivables	5,842	6,313
Other receivables	11,675	7,199
Real estate acquired in settlement of loans	3,892	4,541
Other	39,492	58,284
	$178,484	$252,538
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$1,515	$1,905

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of June 30, 2024.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Weighted average interest rate (1)	6.09%	5.95%	6.13%	5.74%
Average balance	$5,016,206	$6,414,368	$5,080,520	$6,826,134
Total interest expense	$77,364	$96,346	$157,921	$196,613
Maximum daily amount outstanding	$5,525,266	$8,499,053	$6,562,795	$9,330,819

(1)
Excludes the effect of amortization of debt issuance costs of $1.4 million and $3.0 million for the quarter and six months ended June 30, 2024, respectively, and $1.2 million and $2.4 million for the quarter and six months ended June 30, 2023, respectively.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,703,577	$5,627,807
Unamortized debt issuance costs	(3,352)	(3,249)
	$4,700,225	$5,624,558
Weighted average interest rate	5.83%	6.14%
Available borrowing capacity (1):
Committed	$909,369	$634,147
Uncommitted	5,588,880	5,221,706
	$6,498,249	$5,855,853
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$22,851	$(116,358)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,068,337	$4,836,292
Loans acquired for sale at fair value	$670,978	$659,751
Loans at fair value:
Securities retained in asset-backed financings	$78,337	$85,344
Distressed	$167	$207
Deposits securing credit risk transfer arrangements	$73,883	$77,417
Mortgage servicing rights (2)	$2,001,478	$2,000,574
Servicing advances	$49,420	$101,927
Real estate acquired in settlement of loans	$1,515	$1,905

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2024 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$3,797,413
Over 30 to 90 days	682,420
Over 90 days to 180 days	156,744
Over 180 days to 1 year	57,000
Over 1 year to 2 years	10,000
$4,703,577
Weighted average maturity (in months)	1.1

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2024:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Citibank, N.A.	$35,610	September 8, 2024	June 27, 2025
JPMorgan Chase & Co.	$3,275	September 8, 2024	June 16, 2025
Atlas Securitized Products, L.P.	$33,413	September 3, 2024	June 26, 2026
Goldman Sachs & Co. LLC	$10,798	September 18, 2024	December 8, 2025
Bank of America, N.A.	$19,043	July 28, 2024	June 10, 2026
Wells Fargo Securities, LLC	$4,051	September 23, 2024	May 3, 2025
Barclays Capital Inc.	$3,269	September 19, 2024	March 6, 2026
RBC Capital Markets, L.P.	$5,535	October 13, 2024	May 9, 2025
Morgan Stanley & Co. LLC	$3,373	September 22, 2024	May 22, 2026
BNP Paribas	$817	September 23, 2024	September 30, 2025

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Citibank, N.A.	$48,619	September 1, 2024
JPMorgan Chase & Co.	$42,526	July 14, 2024
Bank of America, N.A.	$13,118	July 15, 2024
Wells Fargo Securities, LLC	$27,829	July 24, 2024
Barclays Capital Inc.	$25,179	July 14, 2024
Santander US Capital	$16,765	July 21, 2024
Daiwa Capital Markets America Inc.	$5,446	July 1, 2024
Mizuho Financial Group	$3,820	July 25, 2024
Nomura Holdings America, Inc	$3,432	August 4, 2024

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$22,534	September 5, 2024

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$11,255	$23,767	$11,993	$20,456
Weighted average interest rate (1)	6.72%	6.44%	6.75%	6.34%
Total interest expense	$219	$413	$465	$706
Maximum daily amount outstanding	$56,423	$90,565	$56,423	$90,565

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $63,000 for the quarter and six months ended June 30, 2024 and 2023, respectively.

June 30, 2024
(dollars in thousands)
Carrying value:
Amount outstanding	$13,582
Unamortized debt issuance costs	—
$13,582
Weighted average interest rate	6.59%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$14,253

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread(1)	Maturity date
		(in thousands)
2024 2R	April 4, 2024	$247,000	$240,923	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	296,723	3.50%	March 1, 2027
2020 1R	February 14, 2020	$350,000	47,637	3.35%	February 27, 2025
2019 3R	October 16, 2019	$375,000	44,416	3.70%	October 29, 2024
2019 2R	June 11, 2019	$638,000	153,538	3.75%	May 28, 2025
			$783,237

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finances MSRs owned by PMC and the related Excess Servicing Spread ("ESS") owned by PennyMac Holdings, LLC (“PMH”), another subsidiary of PMT, through a combination of repurchase agreements and term financing.

The repurchase agreements financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note and a Series 2024-VF1 Note, and together the "FMSR VFNs") by the Issuer Trusts to PMC and PMH, which are then sold to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a committed borrowing combined capacity of $1.4 billion under two-year repurchase agreement facilities.

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

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

		Unpaid	Annual	Maturity date
Issuance	Issuance date	principal balance	interest rate spread(1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$370,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2024	June 27, 2024	355,000	2.75%	December 27, 2027	June 26, 2028
2022	June 28, 2022	305,000	4.19%	June 25, 2027	(3)
2021	March 30, 2021	350,000	3.00%	March 25, 2026	March 27, 2028
		$1,380,000

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

On August 10, 2023, the Company, through its- wholly-owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that allows PMC to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is
August 9, 2025 and has a maximum principal amount of $150 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$2,894,850	$3,074,414	$2,880,677	$2,939,303
Weighted average interest rate (1)	9.09%	8.40%	8.96%	8.06%
Total interest expense	$67,466	$66,150	$132,455	$121,097
Maximum daily amount outstanding	$3,277,400	$3,188,116	$3,327,400	$3,188,116

(1)
Excludes the effect of amortization of debt issuance costs of $2.0 million and $4.1 million for the quarter and six months ended June 30, 2024, respectively, and $1.8 million and $3.6 million for the quarter and six months ended June 30, 2023, respectively.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$783,237	$747,662
Fannie Mae MSR financing	1,380,000	1,025,000
Freddie Mac MSR and servicing advance receivable financing	780,000	1,145,000
	2,943,237	2,917,662
Unamortized debt issuance costs	(9,392)	(7,057)
	$2,933,845	$2,910,605
Weighted average interest rate	8.59%	8.73%
Assets securing notes payable:
MSRs (1)	$3,889,087	$3,871,249
Servicing advances	$29,366	$79,274
CRT Agreements:
Deposits securing CRT arrangements	$1,089,385	$1,132,081
Derivative assets	$24,305	$16,160

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued, $216.5 million aggregate principal amount of exchangeable senior notes due 2029 (the “2029 Exchangeable Notes”), $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”) and $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes”). The 2029 Exchangeable Notes, together with the 2026 Exchangeable Notes and the 2024 Exchangeable Notes, are the (“Exchangeable Notes”). The Exchangeable Notes are summarized below:

Initial issuance date	Unpaid principal balance	Annual interest rate	Conversion rates (1)	Maturity date (2)
	(in thousands)
May 24, 2024	$216,500	8.50%	63.3332	June 1, 2029
March 5, 2021	345,000	5.50%	46.1063	March 15, 2026
November 7, 2019	210,000	5.50%	40.1010	November 1, 2024
	$771,500

(1)
Common Shares per $1,000 principal amount.
(2)
Unless repurchased or exchanged in accordance with their terms before such date.

Effective June 21, 2024, the Company and PMC entered into a supplemental indenture, pursuant to which PMC made an irrevocable election to eliminate its option to elect physical share settle on any exchange of the 2024 Exchangeable Notes and the 2026 Exchangeable Notes. As a result of entering into the supplemental indenture, the 2024 Exchangeable Notes and the 2026 Exchangeable Notes are exchangeable for: (1) cash for the principal amount of the notes to be exchanged; and (2) cash, PMT Common Shares or a combination of cash and PMT Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the aggregate principal amount of the notes being exchanged, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The Exchangeable Notes are fully and unconditionally guaranteed by the Company.

2028 Senior Notes

In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due

September 30, 2028 (the "2028 Senior Notes”). Interest on the 2028 Senior Notes is payable quarterly.

On or after September 30, 2025, PMT may redeem for cash all or any portion of the 2028 Senior Notes, at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The 2028 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Following is financial information relating to the unsecured senior notes:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Average balance	$696,731	$547,264	$652,615	$546,890
Weighted average interest rate (1)	6.13%	5.59%	5.97%	5.63%
Interest expense	$11,629	$8,395	$21,313	$16,775

	June 30, 2024	December 31, 2023
	(in thousands)
Carrying value:
Unpaid principal balance	$825,000	$608,500
Unamortized debt issuance costs	(11,162)	(8,042)
	$813,838	$600,458

(1)
Excludes the effect of amortization of debt issuance costs of $1.0 million and $1.9 million for the quarter and six months ended June 30, 2024, respectively, and $764,000 and $1.5 million for the quarter and six months ended June 30, 2023. respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$1,561,068	$1,392,667	$1,571,443	$1,402,275
Total interest expense	$11,402	$12,791	$24,080	$25,144
Weighted average interest rate (1)	3.09%	3.66%	3.10%	3.68%

(1)
Excludes the effect of (accrual) amortization of net issuance premiums and debt issuance costs of $(604,000) and $(112,000) for the quarter and six months ended June 30, 2024, respectively, and $75,000 and $(466,000) for the quarter and six months ended June 30, 2023, respectively.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$1,288,180	$1,336,731
Unpaid principal balance	$1,552,958	$1,590,003
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the asset-backed financing.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended June 30,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,943,237	$1,000,591	$375,000	$842,646	$725,000	$—	$—
Unsecured senior notes	825,000	210,000	345,000	—	—	270,000	—
Asset-backed financings at fair value (2)	1,552,958	—	—	—	—	—	1,552,958
Interest-only security payable at fair value (2)	32,708	—	—	—	—	—	32,708
Total	$5,353,903	$1,210,591	$720,000	$842,646	$725,000	$270,000	$1,585,666

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$19,519	$39,407	$26,143	$39,471
Provision for losses:
Pursuant to loan sales	204	738	458	1,678
Reduction in liability due to change in estimate	(6,540)	(2,939)	(13,418)	(3,555)
Losses incurred	—	(137)	—	(525)
Balance, end of period	$13,183	$37,069	$13,183	$37,069
UPB of loans subject to representations and warranties at end of period			$222,907,138	$230,128,231

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2024
(in thousands)
Commitments to purchase loans acquired for sale	$1,006,730

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

Litigation

On June 14, 2024, a purported shareholder of the Company’s Series A Preferred Shares and Series B Preferred Shares (each, as defined hereafter) filed a complaint in a putative class action in the United States District Court for the Central District of California, captioned Roberto Verthelyi v. PennyMac Mortgage Investment Trust and PNMAC Capital Management, LLC, Case No. 2:24-cv-05028 (the “Verthelyi Action”). The Verthelyi Action alleges, among other things, that the Company (and its external investment advisor, PCM), committed unlawful and unfair acts in violation of California’s Unfair Competition Law by replacing its floating three-month London Inter-bank Offered Rate ("LIBOR") dividend rate for the Series A and Series B Preferred Shares with a fixed rate, in violation of the LIBOR Act, 12 U.S.C. § 5801 et seq., and the LIBOR Rule, 12 C.F.R. § 253 et seq.

The Verthelyi Action seeks injunctive relief requiring the Company to implement SOFR as a replacement to the three-month LIBOR rate and damages for the putative class in the form of restitution, interest, disgorgement and other relief. The Company believes it has interpreted the Articles Supplementary to its Series A and Series B Preferred Shares consistent with their terms and, more specifically, the interest rate fallback provisions contained therein, as applied under the LIBOR Act and the LIBOR rules, and that the Verthelyi Action is without merit. Accordingly, while no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter. Pursuant to the terms of the Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and between the Company and PCM, the Company has assumed the defense of PCM in the Verthelyi Action.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
						Quarter		Six months
Preferred Share series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2024	2023	2024	2023
Fixed-rate cumulative redeemable		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$0.84	$0.84
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the polling provisions contained in the Articles Supplementary for the Series A Preferred Shares and the Series B Preferred Shares that are deemed null and void in accordance with Federal Reserve rules, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, are being calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares will continue to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, at their fixed rate then in effect and will not transition to floating reference rates.

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares become redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter and six months ended June 30, 2024.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the Preferred Shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of June 30, 2024, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2024	2023	2024	2023	total (1)
	(in thousands)
Common Shares repurchased	—	1,636	—	2,274	29,102
Cost of Common Shares repurchased (2)	$—	$19,448	$—	$27,011	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through June 30, 2024.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(40,228)	$(116,647)	$(71,405)	$(189,592)
Hedging activities	26,027	29,449	(43,929)	(22,667)
	(14,201)	(87,198)	(115,334)	(212,259)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	40,619	90,747	71,868	191,365
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(204)	(738)	(458)	(1,678)
Reduction of liability due to change in estimate	6,540	2,939	13,418	3,555
	6,336	2,201	12,960	1,877
Changes in fair value of loans and derivatives
Interest rate lock commitments	(3,292)	(9,847)	(5,980)	(820)
Loans	(488)	16,766	5,807	6,279
Hedging derivatives	(18,864)	(10,055)	53,702	21,317
	(22,644)	(3,136)	53,529	26,776
	24,311	89,812	138,357	220,018
Total from nonaffiliates	10,110	2,614	23,023	7,759
From PFSI ‒ cash gains	2,050	1,832	3,655	3,160
	$12,160	$4,446	$26,678	$10,919

Note 20— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Mortgage-backed securities	$(34,925)	$(61,621)	$(73,123)	$16,597
Loans:
Held in VIEs	(2,739)	(18,253)	(3,979)	(7,236)
Distressed	(3)	(877)	(41)	(426)
CRT arrangements	16,629	60,458	68,284	106,736
Asset-backed financings	1,295	17,794	8,771	7,634
Hedging derivatives	—	—	20,098	—
	$(19,743)	$(2,499)	$20,010	$123,305

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest income:
Cash and short-term investments	$7,085	$6,712	$15,277	$13,023
Mortgage-backed securities	58,418	62,542	118,189	113,681
Loans acquired for sale at fair value	14,958	25,779	26,904	62,767
Loans at fair value:
Held in consolidated variable interest entities	13,449	13,644	25,557	28,810
Distressed	8	31	16	24
Deposits securing CRT arrangements	15,383	15,779	31,079	29,991
Placement fees relating to custodial funds	41,530	37,677	76,970	66,597
Other	1,004	520	1,402	810
	151,835	162,684	295,394	315,703
Interest expense:
Assets sold under agreements to repurchase	77,364	96,346	157,921	196,613
Mortgage loan participation purchase and sale agreements	219	413	465	706
Notes payable secured by credit risk transfer and mortgage servicing assets	67,466	66,150	132,455	121,097
Unsecured senior notes	11,629	8,395	21,313	16,775
Asset-backed financings at fair value	11,402	12,791	24,080	25,144
Interest shortfall on repayments of loans serviced for Agency securitizations	1,805	1,790	3,098	2,819
Interest on loan impound deposits	1,652	1,315	2,999	2,658
Other	304	190	1,037	715
	171,841	187,390	343,368	366,527
	$(20,006)	$(24,706)	$(47,974)	$(50,824)

Note 22—Share-Based Compensation

The Company has an equity incentive plan, adopted in 2019, that provides for the issuance of equity based awards based on PMT’s Common Shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by PMT’s board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

The equity incentive plan allows for the grant of restricted and performance-based share and unit awards.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Grants:
Restricted share units	6	7	182	172
Performance share units	—	43	140	166
	6	50	322	338
Grant date fair value:
Restricted share units	$83	$78	$2,605	$2,212
Performance share units	—	507	2,007	2,088
	$83	$585	$4,612	$4,300
Vestings:
Restricted share units	15	11	164	140
Performance share units (1)	—	—	203	48
	15	11	367	188
Forfeitures:
Restricted share units	3	6	3	6
Performance share units	4	—	4	—
	7	6	7	6
Compensation expense relating to share-based grants	$827	$845	$2,192	$2,001

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the six months ended June 30, 2024 was 203,110 Common Shares, which is approximately 140% of the originally granted performance-based RSUs.

	June 30, 2024
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	265	251
Grant date average fair value per unit	$14.10	$14.04

Note 23—Income Taxes

The Company’s effective tax rate was 11.1% and (19.8)% with consolidated pretax income of $28.6 million and $61.0 million for the quarter and six months ended June 30, 2024. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of
$3.0 million on pretax income of $9.9 million and a tax benefit of $12.0 million on a pretax loss of $51.0 million for the quarter and six months ended June 30, 2024. For the same periods in 2023, the TRS recognized a tax expense of $21.2 million on pretax income of $77.9 million and a tax benefit of $0.6 million on a pretax loss of $12.2 million. The Company’s reported consolidated pretax income was $46.9 million for the quarter ended June 30, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2024, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending June 30, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

As discussed in Note 15— Long-Term Debt, effective June 21, 2024, the Company entered into a supplemental indenture affecting the terms of conversion of the 2024 Exchangeable Notes and the 2026 Exchangeable Notes. As a result of entering into the supplemental indenture, beginning with the quarter and the six months ended June 30, 2024, the number of shares included in the diluted weighted average shares outstanding will represent the number of shares required to settle the obligation in excess of the unpaid balance of the notes being exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)
Net income	$25,434	$24,624	$73,042	$85,321
Dividends on preferred shares	(10,455)	(10,454)	(20,909)	(20,909)
Effect of participating securities—share-based compensation awards	(106)	(100)	(217)	(202)
Net income attributable to common shareholders	14,873	14,070	51,916	64,210
Interest on Exchangeable Notes, net of income taxes	—	—	—	12,682
Diluted net income attributable to common shareholders	$14,873	$14,070	$51,916	$76,892
Weighted average basic shares outstanding	86,849	87,269	86,769	88,046
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	—	—	—	24,328
Diluted weighted average shares outstanding	86,849	87,269	86,769	112,374
Basic earnings per share	$0.17	$0.16	$0.60	$0.73
Diluted earnings per share	$0.17	$0.16	$0.60	$0.68

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Shares issuable under share-based compensation plan	128	114	322	141
Shares issuable pursuant to exchange of the Exchangeable Notes	—	24,328	—	—

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2024	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$96,494	$—	$—	$96,494
Net gains on loans acquired for sale	—	—	12,160	—	12,160
Net (losses) gains on investments and financings	17,410	(37,153)	—	—	(19,743)
Net interest expense:
Interest income	22,923	111,316	14,907	2,689	151,835
Interest expense	24,272	131,566	15,006	997	171,841
	(1,349)	(20,250)	(99)	1,692	(20,006)
Other	(224)	—	2,517	—	2,293
	15,837	39,091	14,578	1,692	71,198
Expenses:
Loan fulfillment and servicing fees payable to PFSI	21	20,243	4,427	—	24,691
Management fees	—	—	—	7,133	7,133
Other	78	1,972	600	8,115	10,765
	99	22,215	5,027	15,248	42,589
Pretax income	$15,738	$16,876	$9,551	$(13,556)	$28,609
Total assets at end of quarter	$1,471,470	$9,421,790	$719,756	$467,934	$12,080,950

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended June 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$108,833	$—	$—	$108,833
Net gains on loans acquired for sale	—	—	4,446	—	4,446
Net (losses) gains on investments and financings	68,707	(71,206)	—	—	(2,499)
Net interest expense:
Interest income	25,146	108,656	25,708	3,174	162,684
Interest expense	21,752	137,987	26,740	911	187,390
	3,394	(29,331)	(1,032)	2,263	(24,706)
Other	(56)	—	4,434	—	4,378
	72,045	8,296	7,848	2,263	90,452
Expenses:
Loan fulfillment and servicing fees payable to PFSI	32	20,285	5,441	—	25,758
Management fees	—	—	—	7,078	7,078
Other	911	1,183	1,007	7,662	10,763
	943	21,468	6,448	14,740	43,599
Pretax income	$71,102	$(13,172)	$1,400	$(12,477)	$46,853
Total assets at end of quarter	$1,638,662	$10,099,868	$1,161,519	$484,873	$13,384,922

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2024	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$142,199	$—	$—	$142,199
Net gains on loans acquired for sale	—	—	26,678	—	26,678
Net (losses) gains on investments and financings	77,001	(56,991)	—	—	20,010
Net interest expense:
Interest income	47,132	215,496	26,798	5,968	295,394
Interest expense	47,283	266,389	27,268	2,428	343,368
	(151)	(50,893)	(470)	3,540	(47,974)
Other	(90)	—	4,580	—	4,490
	76,760	34,315	30,788	3,540	145,403
Expenses:
Loan fulfillment and servicing fees payable to PFSI	41	40,485	8,443	—	48,969
Management fees	—	—	—	14,321	14,321
Other	155	4,197	1,127	15,644	21,123
	196	44,682	9,570	29,965	84,413
Pretax income	$76,564	$(10,367)	$21,218	$(26,425)	$60,990
Total assets at end of period	$1,471,470	$9,421,790	$719,756	$467,934	$12,080,950

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Six months ended June 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net loan servicing fees	$—	$85,140	$—	$—	$85,140
Net gains on loans acquired for sale	—	—	10,919	—	10,919
Net (losses) gains on investments and financings	123,096	209	—	—	123,305
Net interest expense:
Interest income	46,540	200,738	62,635	5,790	315,703
Interest expense	39,554	263,156	61,872	1,945	366,527
	6,986	(62,418)	763	3,845	(50,824)
Other	—	—	12,278	—	12,278
	130,082	22,931	23,960	3,845	180,818
Expenses:
Loan fulfillment and servicing fees payable to PFSI	109	40,658	17,363	—	58,130
Management fees	—	—	—	14,335	14,335
Other	1,547	2,472	3,415	15,265	22,699
	1,656	43,130	20,778	29,600	95,164
Pretax income	$128,426	$(20,199)	$3,182	$(25,755)	$85,654
Total assets at end of period	$1,638,662	$10,099,868	$1,161,519	$484,873	$13,384,922

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Measurement date	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2024	$839,660	$577,947	15%	6%	$566,152	$208,704
December 31, 2023	$874,628	$584,131	15%	6%	$450,210	$210,691

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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only ("IO") and principal-only ("PO") stripped MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

We operate our business in four segments: Credit sensitive strategies, Interest rate sensitive strategies, Correspondent production and our Corporate operations, as described below:

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production and subordinate MBS.
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

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at June 30, 2024.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior securities. However, we retain credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We sold approximately $111.0 million of our holdings of subordinate credit-linked MBS during the six months ended June 30, 2024. We held subordinate credit-linked MBS with fair values totaling approximately $196.8 million at June 30, 2024.

As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with unpaid principal balances (“UPBs”) totaling approximately
$1.7 billion on our consolidated balance sheet as of June 30, 2024.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the six months ended June 30, 2024, we received approximately $71.9 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.9 billion of MSRs at fair value at

June 30, 2024.

•
REIT-eligible Agency, senior non-Agency, IO and PO stripped MBS. We purchased approximately $399.5 million of Agency PO stripped MBS and sold $833.4 million of fixed-rate pass-through securities during the six months ended June 30, 2024. We held Agency fixed-rate pass-through, senior non-Agency, IO stripped and PO stripped MBS with fair values totaling approximately $3.9 billion at June 30, 2024.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$2,240,258	$4,881,794	$4,168,594	$10,469,060
To PennyMac Financial Services, Inc.	20,859,260	18,636,127	37,161,319	32,087,158
	$23,099,518	$23,517,921	$41,329,913	$42,556,218
Net gains on loans acquired for sale	$12,160	$4,446	$26,678	$10,919
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$40,619	$90,747	$71,868	$191,365

During the six months ended June 30, 2024, we purchased newly originated prime credit quality residential loans with fair values totaling $41.3 billion as compared to $41.9 billion for the six months ended June 30, 2023, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We may also sell conventional loans that we purchase to PLS subject to our and PLS's mutual agreement. During the six months ended June 30, 2024, we sold $18.4 billion and $18.2 billion UPB of government guaranteed or insured loans and conventional loans, respectively, to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $37.2 billion and $32.1 billion of loans we sold to PLS during the six months ended June 30, 2024 and 2023, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the six months ended June 30, 2024, we received sourcing fees totaling $3.7 million, relating to $36.6 billion, in UPB of loans that we sold to PLS.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and CRT strips), our derivatives, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$(34,925)	$(61,621)	$(73,123)	$16,597
Loans:
Held in variable interest entities	(2,739)	(18,253)	(3,979)	(7,236)
Distressed	(3)	(878)	(41)	(427)
CRT arrangements	1,853	43,906	37,974	76,130
Interest-only security payable at fair value	(481)	(855)	(41)	(2,135)
Asset-backed financings at fair value	1,295	17,794	8,771	7,634
	(35,000)	(19,907)	(30,439)	90,563
Net gains on loans acquired for sale (1)	24,311	89,812	138,357	220,018
Net loan servicing fees‒MSR valuation adjustments (2)	57,361	(20,559)	201,283	(194,418)
	$46,672	$49,346	$309,201	$116,163
Net investment income	$71,198	$90,452	$145,403	$180,818
Non-cash items as a percentage of net investment income	66%	55%	213%	64%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, interest rate lock commitments (“IRLCs”) and hedging derivatives held at the end of the quarter.
(2)
Includes fair value changes due to changes in fair value inputs and fair value changes related to MSR derivative hedging instruments held at the end of the period.

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

Results of Operations

Business Trends

Due to ongoing inflationary pressures, over the last several quarters, the U.S. Federal Reserve has maintained the federal funds rate at its highest level since 2007 and has continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Elevated interest rates are expected to constrain growth in the size of the mortgage origination market from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024 according to mortgage lending industry economists.

The limited size of the mortgage origination market and sustained interest rates at higher levels continue to impact our mortgage production activities. Higher interest rates have also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale and reduced prepayment speeds in our mortgage servicing portfolio as compared to the same time period in the prior year. We have also continued our sales of conventional loans to PLS during the six months ended June 30, 2024, and we intend to continue to sell a portion of our conventional loans to PLS throughout the remainder of 2024 at a reduce rate to optimize our use and allocation of capital.

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

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$96,494	$108,833	$142,199	$85,140
Loan production income (1)	14,611	8,741	31,137	22,920
Net (losses) gains on investments and financings	(19,743)	(2,499)	20,010	123,305
Net interest expense	(20,006)	(24,706)	(47,974)	(50,824)
Other	(158)	83	31	277
Net investment income	71,198	90,452	145,403	180,818
Expenses	42,589	43,599	84,413	95,164
Pretax income	28,609	46,853	60,990	85,654
Provision for (benefit from) income taxes	3,175	22,229	(12,052)	333
Net income	25,434	24,624	73,042	85,321
Dividends on preferred shares	10,454	10,454	20,909	20,909
Net income attributable to common shareholders	$14,980	$14,170	$52,133	$64,412
Pretax income by segment:
Credit sensitive strategies	$15,738	$71,102	$76,564	$128,426
Interest rate sensitive strategies	16,876	(13,172)	(10,367)	(20,199)
Correspondent production	9,551	1,400	21,218	3,182
Corporate	(13,556)	(12,477)	(26,425)	(25,755)
	$28,609	$46,853	$60,990	$85,654
Annualized return on average common shareholders' equity	4.2%	4.0%	7.3%	9.0%
Earnings per common share
Basic	$0.17	$0.16	$0.60	$0.73
Diluted	$0.17	$0.16	$0.60	$0.68
Dividends per common share	$0.40	$0.40	$0.80	$0.80

	June 30, 2024	December 31, 2023
Total assets	$12,080,950	$13,113,887
Book value per common share	$15.89	$16.13
Closing price per common share	$13.75	$14.95

(1)
Includes net gains on sales of loans and loan origination fees.

Our consolidated net income increased by $810,000 during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023 reflecting decreased losses on MBS and a reduced provision for income taxes offset by reduced CRT-related investment gains:

The decrease in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $43.8 million decrease in net gains on our CRT arrangements as market credit spreads tightened less compared to the same period in 2023.
•
Our interest rate sensitive strategies segment recognized a $35.2 million decrease in valuation losses on MBS and hedging derivatives caused by a smaller increase in interest rates over the quarter and a $9.1 million decrease in net interest expense in our interest rate sensitive strategies segment, offset by a $12.3 million decrease in net servicing fees resulting from increased net MSR valuation losses compared to the quarter ended June 30, 2023.
•
Our correspondent production segment recognized a $7.7 million increase in our gains on sale of loans during the quarter ended June 30, 2024, reflecting a reduction of our liability for representations and warranties due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans, and improved gain on sale margins and increased gain on sale margins for mortgage loans partially offset by reduced volume of sales to nonaffiliates.

Our consolidated net income decreased $12.3 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 reflecting losses on MBS and reduced CRT-related investment gains, partially offset by increased net servicing fees, net gains on sales of loans and benefit from income taxes:

The decrease in the six months pretax results is summarized below

•
Our credit sensitive strategies segment recognized a $38.5 million decrease in net gains on our CRT arrangements as market credit spreads tightened less compared to the same period in 2023.
•
Our interest rate sensitive strategies segment recognized $59.2 million in losses on MBS and hedging derivatives caused by an increase in market interest rates and a $57.1 million increase in net servicing fees reflecting reduced net valuation losses on MSRs, as well as a $11.5 million decrease in net interest expense compared to the six months ended June 30, 2023.
•
Our correspondent production segment recognized a $15.8 million increase in our gains on sales of loans during the six months ended June 30, 2024, reflecting a reduction of our liability for representations and warranties due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans, and improved gain on sale margins.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net loan servicing fees	$96,494	$108,833	$142,199	$85,140
Net gains on loans acquired for sale	12,160	4,446	26,678	10,919
Loan origination fees	2,451	4,295	4,459	12,001
Net (losses) gains on investments and financings	(19,743)	(2,499)	20,010	123,305
Net interest expense	(20,006)	(24,706)	(47,974)	(50,824)
Other	(158)	83	31	277
	$71,198	$90,452	$145,403	$180,818

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees	$164,942	$172,325	$328,310	$340,482
Effect of MSRs and hedging results	(68,448)	(63,492)	(186,111)	(255,342)
Net loan servicing fees	$96,494	$108,833	$142,199	$85,140

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Contractually specified servicing fees	$162,127	$165,499	$322,484	$329,713
Ancillary and other fees:
Late charges	982	805	1,975	1,564
Other	1,833	6,021	3,851	9,205
	2,815	6,826	5,826	10,769
	$164,942	$172,325	$328,310	$340,482
Average MSR UPB	$229,124,554	$232,008,151	$229,767,433	$231,381,212

Loan servicing fees relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, and incentive fees received form the Agencies for loss mitigation activities as well as fees charged to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, is due primarily to a slight reduction in our MSR servicing portfolio, reflecting the shift of a portion of our loan sales from third party sales with servicing rights retained to sales to PLS which include the transfer of servicing rights to PLS.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$46,039	$15,046	$117,609	$(30,725)
Recapture income from PFSI	473	509	826	994
Hedging results	(18,365)	23,996	(108,179)	(30,895)
	28,147	39,551	10,256	(60,626)
Realization of cash flows	(96,595)	(103,043)	(196,367)	(194,716)
	$(68,448)	$(63,492)	$(186,111)	$(255,342)
Average balance of mortgage servicing rights	$3,980,010	$3,987,752	$3,969,941	$3,986,958

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and six months ended June 30, 2024, reflect the effects of expectations for slower future prepayments of the underlying loans and higher earnings on custodial balances as a result of interest rates increasing.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results reflect valuation losses in hedges against interest rates during the quarter and six months ended June 30, 2024, which is attributable to interest rates increasing as well as the effects of interest rate volatility and elevated hedge costs on the fair value of the hedging instruments.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$224,229,222	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,334,456	$2,184,500
90 or more days delinquent:
Not in foreclosure	$822,290	$1,029,962
In foreclosure	$86,934	$85,045
Bankruptcy	$241,304	$185,320
Custodial funds managed by the Company (1)	$2,704,150	$1,759,974

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

Following is a summary of characteristics of our MSR servicing portfolio as of June 30, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$114,101,248	437	3.7%	45	303	$261	757	75%	53%	0.8%
Freddie Mac	110,009,876	391	3.7%	36	310	$281	761	74%	56%	0.4%
Other (2)	3,731,836	15	4.7%	36	320	$255	759	72%	55%	0.6%
	$227,842,960	843	3.7%	40	307	$270	759	75%	54%	0.6%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(40,228)	$(116,647)	$(71,405)	$(189,592)
Hedging activities	26,027	29,449	(43,929)	(22,667)
	(14,201)	(87,198)	(115,334)	(212,259)
Non-cash gains:
Receipt of MSRs in loan sale transactions	40,619	90,747	71,868	191,365
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(204)	(738)	(458)	(1,678)
Reduction in liability due to change in estimate	6,540	2,939	13,418	3,555
	6,336	2,201	12,960	1,877
Changes in fair value of financial instruments during the period:
Interest rate lock commitments	(3,292)	(9,847)	(5,980)	(820)
Loans	(488)	16,766	5,807	6,279
Hedging derivatives	(18,864)	(10,055)	53,702	21,317
	(22,644)	(3,136)	53,529	26,776
	24,311	89,812	138,357	220,018
Total from nonaffiliates	10,110	2,614	23,023	7,759
From PFSI—cash	2,050	1,832	3,655	3,160
	$12,160	$4,446	$26,678	$10,919

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$2,602,246	$3,322,313	$5,074,106	$10,909,900
To PFSI	9,913,553	7,523,348	18,527,843	11,304,200
	$12,515,799	$10,845,661	$23,601,949	$22,214,100
Acquisition of loans for sale (UPB):
To nonaffiliates	$2,229,397	$3,029,274	$4,001,078	$9,658,083
To PFSI	20,307,301	18,156,517	36,663,845	31,680,849
	$22,536,698	$21,185,791	$40,664,923	$41,338,932

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, reflect the effect of a reduction in our liability for representations and warranties and increased gain on sale margins for mortgage loans partially offset by reduced volume of sales to nonaffiliates.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $204,000 and $458,000, respectively, for the quarter and six months ended June 30, 2024 and $738,000 and $1.7 million for the quarter and six months ended June 30, 2023, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$13,881	$10,594	$12,124	$8,108
New indemnifications	1,297	1,554	3,054	4,788
Less: indemnified loans sold, repaid or refinanced	—	—	—	748
Loans indemnified at end of period	$15,178	$12,148	$15,178	$12,148
Indemnified loans indemnified by correspondent lenders at end of period			$5,969	$3,993
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$5,488	$4,043
Repurchase activity (UPB):
Loans repurchased	$10,256	$17,742	$17,771	$36,941
Less:
Loans repurchased by correspondent sellers	6,022	16,413	12,001	31,680
Loans resold or repaid by borrowers	669	5,711	3,457	9,612
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$3,565	$(4,382)	$2,313	$(4,351)
Losses charged to liability for representations and warranties	$—	$137	$—	$525
At end of period:
Loans subject to representations and warranties			$222,907,138	$230,128,231
Liability for representations and warranties			$13,183	$37,069

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

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severity of loss in the event of default and the probability of reimbursement by the correspondent loan sellers. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis and adjust the liability for estimated losses in excess of the recorded liability.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $6.5 million and $13.4 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2024, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans. We recorded $2.9 million and $3.6 million reductions in the liability for representations and warranties during the quarter and six months ended June 30, 2023, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Mortgage-backed securities	$(34,925)	$(61,621)	$(73,123)	$16,597
Loans at fair value:
Held in consolidated variable interest entities	(2,739)	(18,253)	(3,979)	(7,236)
Distressed	(3)	(877)	(41)	(426)
CRT arrangements	16,629	60,458	68,284	106,736
Asset-backed financings at fair value	1,295	17,794	8,771	7,634
Hedging derivatives	—	—	20,098	—
	$(19,743)	$(2,499)	$20,010	$123,305

The decrease in net gains on investments for the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to losses from our investments in MBS as interest rates increased and reduced gains in our CRT arrangements as spreads did not tighten to the same degree.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2024, we recognized net valuation losses of $34.9 million and $73.1 million, respectively, as compared to net valuation losses of $61.6 million and net valuation gains of $16.6 million for the same periods in 2023.

The reduced losses recognized during the quarter ended June 30, 2024 reflect mixed interest rate performance at the end of the quarter as compared to an increase in interest rates during the quarter ended June 30, 2023. The losses recognized during the six month ended June 30, 2024, reflect more significant increases in interest rates and mortgage and credit spreads during the period as compared to the same period in 2023.

Loans at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded combined net valuation loss of $1.4 million and valuation gain of $4.8 million during the quarter and six months ended June 30, 2024, as compared to a net valuation loss of $459,000 and valuation gain of $398,000 during the quarter and six months ended June 30, 2023. The net loss during the quarter ended June 30, 2024, reflect the effect of interest rate performance during the quarter ended June 30, 2024. The net gain during the six months ended June 30, 2024 reflect the gains on the asset-backed financing exceeding the losses on the underlying assets as the result of credit spreads tightening (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”), on our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
CRT Derivatives and strips:
CRT derivatives
Realized	$3,564	$5,423	$6,973	$8,453
Valuation changes	1,475	9,410	8,256	17,506
	5,039	14,833	15,229	25,959
CRT strips
Realized	11,693	11,984	23,378	24,288
Valuation changes	378	34,496	29,718	58,624
	12,071	46,480	53,096	82,912
Interest-only security payable at fair value	(481)	(855)	(41)	(2,135)
	16,629	60,458	68,284	106,736
Interest income — Deposits securing CRT arrangements	15,383	15,779	31,079	29,991
	$32,012	$76,237	$99,363	$136,727

Net payments made to settle losses on CRT arrangements	$128	$499	$313	$1,756

	June 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$24,305	$16,160
CRT strip liabilities	(16,974)	(46,692)
Deposits securing CRT arrangements	1,163,268	1,209,498
Interest-only security payable at fair value	(32,708)	(32,667)
	$1,137,891	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$24,305	$16,160
Deposits securing CRT arrangements (1)	$1,163,268	$1,209,498

UPB of loans underlying CRT arrangements	$22,204,806	$23,152,230
Collection status (UPB):
Delinquency
Current	$21,638,731	$22,531,905
30-89 days delinquent	$403,626	$411,991
90-180 days delinquent	$100,882	$120,011
180 or more days delinquent	$42,967	$64,647
Foreclosure	$18,600	$23,676
Bankruptcy	$65,176	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $17.0 million and $46.7 million in CRT strip and CRT derivative liabilities at June 30, 2024 and December 31, 2023, respectively.

The performance of our investments in CRT arrangements during the quarter and six months ended June 30, 2024 and 2023 reflect credit spread tightening for CRT securities in the credit markets.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. The decrease in fees during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, reflects a decrease in our purchases of loans for sale to nonaffiliates.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30, 2024			Quarter ended June 30, 2023
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$7,085	$489,139	5.83%	$6,712	$566,893	4.76%
Mortgage-backed securities	58,418	3,975,643	5.91%	62,542	4,628,072	5.44%
Loans acquired for sale at fair value	14,958	854,406	7.04%	25,779	1,609,816	6.44%
Loans at fair value	13,457	1,380,857	3.92%	13,675	1,491,357	3.69%
Deposits securing CRT arrangements	15,383	1,178,441	5.25%	15,779	1,286,987	4.93%
	109,301	7,878,486	5.58%	124,487	9,583,125	5.22%
Placement fees relating to custodial funds	41,530			37,677
Other	1,004			520
	$151,835	$7,878,486	7.75%	$162,684	$9,583,125	6.83%
Liabilities:
Assets sold under agreements to repurchase	$77,364	$5,016,206	6.20%	$96,346	$6,414,368	6.04%
Mortgage loan participation purchase and sale agreements	219	11,255	7.83%	413	23,767	6.99%
Notes payable secured by credit risk transfer and mortgage servicing assets	67,466	2,894,850	9.37%	66,150	3,074,414	8.65%
Senior notes	11,629	696,731	6.71%	8,395	547,264	6.17%
Asset-backed financings at fair value	11,402	1,561,068	2.94%	12,791	1,392,667	3.69%
	168,080	10,180,110	6.64%	184,095	11,452,480	6.47%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,805			1,790
Interest on loan impound deposits	1,652			1,315
Other	304			190
	171,841	$10,180,110	6.79%	187,390	$11,452,480	6.58%
	$(20,006)			$(24,706)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$15,277	$534,614	5.75%	$13,023	$551,776	4.77%
Mortgage-backed securities	118,189	4,059,328	5.86%	113,681	4,547,445	5.06%
Loans acquired for sale at fair value	26,904	779,997	6.94%	62,767	1,992,706	6.37%
Loans at fair value	25,573	1,403,094	3.67%	28,834	1,500,936	3.88%
Deposits securing CRT arrangements	31,079	1,189,311	5.26%	29,991	1,300,258	4.66%
	217,022	7,966,344	5.48%	248,296	9,893,121	5.08%
Placement fees relating to custodial funds	76,970			66,597
Other	1,402			810
	$295,394	$7,966,344	7.46%	$315,703	$9,893,121	6.45%
Liabilities:
Assets sold under agreements to repurchase	$157,921	$5,080,520	6.25%	$196,613	$6,826,134	5.82%
Mortgage loan participation purchase and sale agreements	465	11,993	7.80%	706	20,456	6.98%
Notes payable secured by credit risk transfer and mortgage servicing assets	132,455	2,880,677	9.25%	121,097	2,939,303	8.33%
Unsecured senior notes	21,313	652,615	6.57%	16,775	546,890	6.20%
Asset-backed financings at fair value	24,080	1,571,443	3.08%	25,144	1,402,275	3.63%
	336,234	10,197,248	6.63%	360,335	11,735,058	6.21%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,098			2,819
Interest on loan impound deposits	2,999			2,658
Other	1,037			715
	343,368	$10,197,248	6.77%	366,527	$11,735,058	6.32%
	$(47,974)			$(50,824)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended June 30, 2024			Six months ended June 30, 2024
	vs.			vs.
	Quarter ended June 30, 2023			Six months ended June 30, 2023
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$1,372	$(999)	$373	$2,663	$(409)	$2,254
Mortgage-backed securities	5,168	(9,292)	(4,124)	17,309	(12,801)	4,508
Loans acquired for sale at fair value	2,217	(13,038)	(10,821)	5,227	(41,090)	(35,863)
Loans at fair value	827	(1,045)	(218)	(1,526)	(1,735)	(3,261)
Deposits securing CRT arrangements	984	(1,380)	(396)	3,726	(2,638)	1,088
	10,568	(25,754)	(15,186)	27,399	(58,673)	(31,274)
Placement fees relating to custodial funds			3,853			10,373
Other			484			592
	$10,568	$(25,754)	$(10,849)	$27,399	$(58,673)	$(20,309)
Liabilities:
Assets sold under agreements to repurchase	$2,520	$(21,502)	$(18,982)	$13,899	$(52,591)	$(38,692)
Mortgage loan participation purchase and sale agreements	45	(239)	(194)	76	(317)	(241)
Notes payable secured by credit risk transfer and mortgage servicing assets	5,312	(3,996)	1,316	13,725	(2,367)	11,358
Senior notes	789	2,445	3,234	1,059	3,479	4,538
Asset-backed financings at fair value	(2,818)	1,429	(1,389)	(3,972)	2,908	(1,064)
	5,848	(21,863)	(16,015)	24,787	(48,888)	(24,101)
Interest shortfall on repayments of loans serviced for Agency securitizations			15			279
Interest on loan impound deposits			337			341
Other			114			322
	5,848	(21,863)	(15,549)	24,787	(48,888)	(23,159)
	$4,720	$(3,891)	$4,700	$2,612	$(9,785)	$2,850

The decrease in net interest expense during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, is due to the increase in earnings from placement fees relating to custodial funds managed for borrowers and investors.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,264	$20,317	$40,526	$40,766
Management fees	7,133	7,078	14,321	14,335
Loan fulfillment fees	4,427	5,441	8,443	17,364
Professional services	2,366	1,881	4,124	3,404
Compensation	1,369	1,279	3,285	2,818
Loan collection and liquidation	671	909	2,040	1,488
Safekeeping	961	1,124	1,893	2,240
Loan origination	533	897	1,006	3,075
Other	4,865	4,673	8,775	9,674
	$42,589	$43,599	$84,413	$95,164

Expenses decreased $1.0 million and $10.8 million, or 2% and 11%, respectively, during the quarter and six months ended June 30, 2024, as compared to the same periods in 2023, primarily due to decreased expenses relating to our correspondent lending activities as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale at fair value	$94	$172	$184	$457
Loans at fair value	63	31	125	151
Mortgage servicing rights	20,107	20,114	40,217	40,158
	$20,264	$20,317	$40,526	$40,766
Average investment in loans:
Acquired for sale at fair value	$854,406	$1,609,816	$779,997	$1,992,706
At fair value	$1,380,857	$1,491,357	$1,403,094	$1,500,936
Average MSR portfolio unpaid principal balance	$229,124,554	$232,008,151	$229,767,433	$231,381,212

MSR recapture fees	$473	$509	$826	$994
UPB of loans recaptured	$74,208	$98,126	$136,281	$193,317

Loan servicing fees decreased by $53,000 and $240,000 during the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, due to the decreases in the size of our investment in loans acquired for sale.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Base	$7,133	$7,078	$14,321	$14,335
Performance incentive	—	—	—	—
	$7,133	$7,078	$14,321	$14,335
Average shareholders' equity amounts used to calculate base management fee expense	$1,912,522	$1,892,505	$1,919,962	$1,927,305

Management fees increased by $55,000 and decreased by $14,000 during the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023. Management fees increased due to higher average shareholders’ equity during the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023. The decrease reflects lower average shareholders’ equity during the six months ended June 30, 2024, as compared to the same period in 2023.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $1.0 million and $8.9 million during the quarter and six months ended
June 30, 2024, respectively, as compared to the same periods in 2023. The decrease was due to a decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Origination

Loan origination expenses decreased $364,000 and $2.1 million, or 41% and 67%, during the quarter and six months ended June 30, 2024, respectively, as compared to the same periods in 2023, primarily reflecting a decrease in the volume of our loans purchased for sale to nonaffiliates.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Common overhead allocation from PFSI	$2,000	$2,140	$3,944	$3,961
Bank service charges	548	499	1,040	995
Insurance	478	587	954	1,022
Technology	496	372	938	920
Other	1,343	1,075	1,899	2,776
	$4,865	$4,673	$8,775	$9,674

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

The Company’s effective tax rate was 11.1% and (19.8)% with consolidated pretax income of $28.6 million and $61.0 million for the quarter and six months ended June 30, 2024. The Company’s TRS recognized a tax expense of $3.0 million on pretax income of $9.9 million and tax benefit of $12.0 million on a pretax loss of $51.0 million for the quarter and six months ended June 30, 2024. For the same periods in 2023, the TRS recognized a tax expense of $21.2 million on pretax income of $77.9 million and a tax benefit of $0.6 million on a pretax loss of $12.2 million. The Company’s reported consolidated pretax income was $46.9 million for the quarter ended June 30, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2024, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended June 30, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2024	2023
	(in thousands)
Assets
Cash and short-term investments	$467,030	$409,423
Mortgage-backed securities at fair value	4,068,337	4,836,292
Loans acquired for sale at fair value	694,391	669,018
Loans at fair value	1,377,836	1,433,820
Derivative assets	90,753	177,984
Deposits securing credit risk transfer arrangements	1,163,268	1,209,498
Mortgage servicing rights	3,941,861	3,919,107
	11,803,476	12,655,142
Other	277,474	458,745
Total assets	$12,080,950	$13,113,887
Liabilities
Debt:
Short-term	$4,713,807	$5,624,558
Long-term	5,068,571	4,880,461
	9,782,378	10,505,019
Other	358,703	651,778
Total liabilities	10,141,081	11,156,797
Shareholders’ equity	1,939,869	1,957,090
Total liabilities and shareholders’ equity	$12,080,950	$13,113,887

Total assets decreased by approximately $1.0 billion, or 8%, during the period from December 31, 2023 through June 30, 2024, primarily due to a $768.0 million reduction in Mortgage-backed securities at fair value partially offset by an increase of $25.4 million in Loans acquired for sale at fair value and a $22.8 million increase in MSRs.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$12,369,791	$10,156,763	$22,449,911	$20,911,835
Government insured or guaranteed (2)	10,516,470	11,368,846	18,844,488	21,030,806
Jumbo loans	34,315	—	36,904	—
Advances to home equity lines of credit	—	4	—	50
	$22,920,576	$21,525,613	$41,331,303	$41,942,691

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

During the quarter and six months ended June 30, 2024, we purchased for sale $22.9 billion and $41.3 billion, respectively, in fair value of correspondent production loans as compared to $21.5 billion and $41.9 billion during the same periods in 2023.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit rate sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$—	$51,669	$(111,044)	$64,061

Interest rate sensitive assets:
Agency fixed-rate pass-through securities (net of sales)	—	166,082	(830,296)	308,742
Stripped mortgage-backed securities	239,875	—	399,460	—
Senior non-Agency securities	—	41,974	—	41,974
Mortgage servicing rights:
Purchases (price adjustments)	(13)	—	29,428	—
Received in loan sales	40,619	90,747	71,868	191,365
	280,481	298,803	(329,540)	542,081
	$280,481	$350,472	$(440,584)	$606,142

Our acquisitions during the quarter and six months ended June 30, 2024 and 2023 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2024				December 31, 2023
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,240,816	$3,295,288	8.3	5.4%	$4,270,056	$4,311,342	7.6	5.1%
Principal-only stripped securities	432,631	551,502	4.8	0.1%	53,336	65,573	3.3	0.0%
Subordinate credit-linked securities	196,810	174,813	4.1	13.2%	301,180	275,963	4.3	12.4%
Senior non-Agency securities	110,239	118,248	8.7	5.1%	117,489	124,771	7.0	5.1%
Interest-only stripped securities	87,841	405,346	7.6	4.9%	94,231	419,791	7.3	4.9%
	$4,068,337	$4,545,197			$4,836,292	$5,197,440

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	June 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$24,305	$16,160
Derivative and credit risk transfer strip liabilities- CRT strips	(16,974)	(46,692)
Deposits securing CRT arrangements	1,163,268	1,209,498
Interest-only security payable at fair value	(32,708)	(32,667)
	$1,137,891	$1,146,299
UPB of loans subject to credit guarantee obligations	$22,204,806	$23,152,230

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2024:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,542	$10,325	$2,665	$2,255	$1,842	$576	$22,205
Liquidations:
Balances	$0.6	$7.3	$58.0	$161.4	$121.6	$61.4	$410.3
Losses	$0.0	$0.6	$5.6	$20.0	$12.9	$7.5	$46.6
Modifications:
Balances	$67.7	$553.8	$305.9	$—	$—	$—	$927.4
Losses	$1.6	$17.7	$13.6	$—	$—	$—	$32.9
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.0%	36.5%	35.0%	35.7%	35.7%
Origination FICO credit score	765	754	736	745	751	743	753
Origination loan-to value ratio	80.7%	83.3%	83.5%	82.5%	80.6%	80.9%	82.4%
Current loan-to value ratio (1)	51.0%	50.8%	48.5%	43.4%	39.4%	36.9%	48.5%

(1)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$474	$1,019	$333	$241	$357	$109	$2,533
Florida	499	988	342	234	195	51	2,309
Texas	539	894	212	191	228	86	2,150
Virginia	245	461	97	104	128	56	1,091
Maryland	179	441	123	130	121	32	1,026
Other	2,606	6,522	1,558	1,355	813	242	13,096
	$4,542	$10,325	$2,665	$2,255	$1,842	$576	$22,205

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$424	$1,291	$315	$330	$238	$86	$2,684
Southeast	1,540	3,529	956	773	576	177	7,551
Midwest	423	1,087	230	214	167	41	2,162
Southwest	1,180	2,278	499	440	341	119	4,857
West	975	2,140	665	498	520	153	4,951
	$4,542	$10,325	$2,665	$2,255	$1,842	$576	$22,205

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,526	$10,243	$2,622	$2,246	$1,832	$575	$22,044
90 - 179 Days	8	49	26	8	9	1	101
180+ Days	6	24	12	—	1	—	43
Foreclosure	2	9	5	1	—	—	17
	$4,542	$10,325	$2,665	$2,255	$1,842	$576	$22,205
Bankruptcy	$5	$32	$16	$5	$7	$—	$65

Cash Flows

Our cash flows for the periods ended June 30, 2024 and 2023 are summarized below:

	Six months ended June 30,
	2024	2023
	(in thousands)
Operating activities	$(98,571)	$743,524
Investing activities	763,481	(132,656)
Financing activities	(815,261)	(483,929)
Net cash flows	$(150,351)	$126,939

Our cash flows resulted in a net decrease in cash of $150.4 million during the six months ended June 30, 2024, as discussed below.

Operating activities

Cash used in operating activities totaled $98.6 million during the six months ended June 30, 2024, as compared to cash provided by our operating activities of $743.5 million during the six months ended June 30, 2023. Cash flows from operating activities are influenced by cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2024	2023
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(19,096)	$576,825
Other	(79,475)	166,699
	$(98,571)	$743,524

Cash flows from loans acquired for sale primarily reflect changes in the level of inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased during the six months ended June 30, 2024, as compared to a decrease during the same period in 2023.

Investing activities

Net cash provided by our investing activities was $763.5 million for the six months ended June 30, 2024, as compared to net cash used in our investing activities of $132.7 million for the six months ended June 30, 2023, primarily due to our net sale of MBS.

Financing activities

Net cash used in our financing activities was $815.3 million for the six months ended June 30, 2024, as compared to net cash used in our financing activities of $483.9 million for the six months ended June 30, 2023. This change primarily reflects the repayment of financing related to our net sale of MBS.

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

On March 15, 2024, the Company, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the
"Issuer Trusts"), PMT and PennyMac Holdings, LLC (“PMH”) entered into a Series 2024-VF1 Note with Goldman Sachs Bank, USA, as part of the structured finance transaction that PMC uses to finance Fannie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial two-year term of the Series 2024-VF1 Note is set to expire on March 15, 2026, at which point the Series 2024-VF1 Note amortizes over 12 months prior to termination.

On April 4, 2024, we issued in a private offering $247 million aggregate principal amount of CRT term notes that mature on March 29, 2027 at a rate of 3.35% over the Secured Overnight Financing Rate.

On May 24, 2024 and June 4, 2024, PMC issued in a private offering $216.5 million aggregate principal amount of exchangeable senior notes due 2029 (the “2029 Exchangeable Notes”) that mature on June 1, 2029 at a rate of 8.500% per year. The 2029 Exchangeable Notes are fully and unconditionally guaranteed by PMT. Upon exchange, PMC will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver, as the case may be, cash, PMT’s common shares of beneficial interest (“Common Shares”), or a combination thereof, at PMT’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes to be exchanged. The exchange rate initially equals 63.3332 Common Shares per $1,000 principal amount of the 2029 Exchangeable Notes.

On June 27, 2024, the Company, the Issuer Trusts, PMC and PMH issued an aggregate principal amount of $355 million in secured term notes (the “Series 2024-FT1 Term Notes”) as part of the structured finance transaction that PMC and PMH use to finance Fannie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial 3.5 year term of the Series 2024-FT1 Term Notes is set to mature on December 27, 2027, unless the Company exercises a six-month optional extension.

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

Our debt financing as of June 30, 2024 is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$3,890,943	$633,330	$59,172	$51,711	$65,069	$—	$4,700,225
Mortgage loan participation purchase and sale agreements	—	13,582	—	—	—	—	13,582
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	780,312	2,153,533	—	2,933,845
Asset-backed financings at fair value	—	—	1,288,180	—	—	—	1,288,180
Interest-only security payable	—	—	—	32,708	—	—	32,708
Total secured borrowings	3,890,943	646,912	1,347,352	864,731	2,218,602	—	8,968,540
Unsecured senior notes							813,838
Total borrowings	$3,890,943	$646,912	$1,347,352	$864,731	$2,218,602	$—	9,782,378
Shareholders' equity							1,939,869
Total financing							$11,722,247

Assets pledged to secure borrowings	$4,068,337	$685,231	$1,376,005	$1,187,573	$3,967,873	$1,515	$11,286,534
Debt-to-equity ratio:
Excluding non-recourse debt							4.4:1
Total							5.0:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2024	2023	2024	2023
	(in thousands)
Average balance outstanding	$5,016,206	$6,414,368	$5,080,520	$6,826,134
Maximum daily balance outstanding	$5,525,266	$8,499,053	$6,562,795	$9,330,819
Ending balance			$4,703,577	$5,914,625

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $11.2 billion at June 30, 2024.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between June 30, 2024 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2024:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$84,229
JPMorgan Chase & Co.	45,801
Atlas Securitized Products, L.P.	33,413
Goldman Sachs & Co. LLC	33,332
Bank of America, N.A.	32,161
Wells Fargo Securities, LLC	31,880
Barclays Capital Inc.	28,448
Santander US Capital	16,765
RBC Capital Markets, L.P.	5,535
Daiwa Capital Markets America Inc.	5,446
Mizuho Financial Group	3,820
Nomura Holdings America, Inc.	3,432
Morgan Stanley & Co. LLC	3,373
BNP Paribas	817
$328,452

Unsecured Senior Notes

In September 2023, we issued $53.5 million principal amount of our unsecured 8.50% senior notes due September 30, 2028 (the “2028 Senior Notes”). The 2028 Senior Notes bear interest at a rate of 8.50% per year payable quarterly.

On or after September 30, 2025, we may redeem for cash all or any portion of the 2028 Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” will be provided for the 2028 Senior Notes.

The 2028 Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal of and interest on the 2028 Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise (the “PMC Guarantee”). PMC’s operations and investing activities are centered in residential mortgage-related assets, including the creation of and investment in MSRs.

Under the terms of the PMC Guarantee, holders of the 2028 Senior Notes will not be required to exercise their remedies against us before they proceed directly against PMC. PMC’s obligations under the guarantee are limited to the maximum amount that will not, after giving effect to all other contingent and fixed liabilities of PMC, result in the guarantee constituting a fraudulent transfer or conveyance. The PMC Guarantee will:

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

June 30, 2024
(in thousands)
Loans acquired for sale at fair value	$694,391
Mortgage servicing rights at fair value	3,951,076
Other assets
From nonaffiliates	716,682
From PFSI	—
From non-issuer or non-guarantor subsidiaries	271,011
Total assets	$5,633,160

Total liabilities
Payable to nonaffiliates	$1,459,566
Payable to non-issuer or non-guarantor subsidiaries	3,722,675
Payable to PFSI	20,465
$5,202,706

Quarter ended June 30, 2024
(in thousands)
Net investment income
From nonaffiliates	$86,147
From PFSI	4,481
From non-issuer or non-guarantor subsidiaries (1)	(108,529)
Expenses
From nonaffiliates	9,861
From PFSI	59,383
Pre-tax income	(87,145)
Provision for income taxes	(21,481)
Net loss	$(65,664)

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

Ginnie Mae has issued risk-based capital requirements which will be effective December 31, 2024. We believe that PLS is in compliance with the Agency's pending requirements as of June 30, 2024.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2024, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

All debt financing arrangements that matured between June 30, 2024 and the date of this Report have been renewed, extended or replaced.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2024, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$140,690	$86,735	$61,357	$(72,705)	$(112,330)	$(327,364)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2024, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$204,640	$99,803	$49,293	$(48,117)	$(95,095)	$(185,782)
Prepayment speed	$236,680	$114,228	$56,142	$(54,297)	$(106,844)	$(207,027)
Annual per-loan cost of servicing	$66,262	$33,131	$16,566	$(16,566)	$(33,131)	$(66,262)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$41,084	$20,236	$10,043	$(9,896)	$(19,647)	$(38,724)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(10,737)	$(6,413)	$(2,898)	$2,397	$4,368	$5,998

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of its business. See Note 17 — Commitments and Contingencies, to the financial statements contained in this report for a discussion of legal actions, claims and proceedings that are incorporated by reference into this Item.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2024.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
April 1, 2024 – April 30, 2024	—	$—	—	$73,353
May 1, 2024 – May 31, 2024	—	$—	—	$73,353
June 1, 2024 – June 30, 2024	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Fourth Supplemental Indenture, dated as of May 24, 2024, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	May 24, 2024

4.2	Form of 8.500% Exchangeable Senior Notes due 2029 (included in Exhibit 4.2).	8-K	May 24, 2024

4.3

Fifth Supplemental Indenture, dated as of June 21, 2024, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.

		8-K	June 21, 2024

10.1	Form of Equity Distribution Agreement.	8-K	June 14, 2024

10.2^

Series 2024-FT1 Indenture Supplement, dated as of June 27, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P., and the noteholders thereto.

		8-K	July 3, 2024

10.3

Amendment No. 1 to Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of June 28, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I - FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

*

10.4

Joint Amendment No. 2 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of June 28, 2024, among Atlas Securitized Products, L.P, Nexera Holding LLC, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Mortgage Investment Trust.

*

10.5^

Joint Assignment, Assumption and Amendment No. 3 to the Series 2017-VF1 Repurchase Agreement, Amendment No. 2 to the Series 2017-VF1 Pricing Side Letter, Amendment No. 2 to the Series 2017-VF1 Side Letter Agreement and Amendment No. 1 to the VFN Repo Guaranty, dated as of June 28, 2024, among Atlas Securitized Products, L.P, Nexera Holding LLC, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products Funding 2, L.P.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2024 and June 30, 2023, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter and six months ended June 30, 2024 and June 30, 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 1, 2024	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 1, 2024	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)