Form 10-Q
period 2024-09-30
PennyMac Mortgage Investment Trust
filed 2024-10-30
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2024
Common Shares of Beneficial Interest, $0.01 par value	86,860,960

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2024

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
•
volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets;
•
events or circumstances which undermine confidence in the financial and housing markets or otherwise have a broad impact on financial and housing markets; changes in real estate values, housing prices and housing sales;
•
changes in macroeconomic, consumer and real estate market conditions;
•
the degree and nature of our competition;
•
the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;
•
the inherent difficulty in winning bids to acquire mortgage loans, and our success in doing so;
•
the concentration of credit risks to which the Company is exposed;
•
our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•
changes in personnel and lack of availability of qualified personnel at our manager,servicer or their affiliates;
•
our ability to mitigate cybersecurity risks, cybersecurity incidents and technology disruptions;
•
the availability, terms and deployment of short-term and long-term capital;
•
the adequacy of our cash reserves and working capital;
•
our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;
•
the timing and amount of cash flows,if any, from our investments; our substantial amount of indebtedness;
•
the performance, financial condition and liquidity of borrowers;

•
our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
•
the ability of our servicer to approve and monitor correspondent sellers and underwrite loans to investor standards;
•
incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•
our indemnification and repurchase obligations in connection with mortgage loans we may purchase, sell or securitize;
•
the quality and enforceability of the collateral documentation evidencing our ownership rights in our investments;
•
increased rates of delinquency, defaults and forbearances and/or decreased recovery rates on our investments;
•
the performance of mortgage loans underlying mortgage-backed securities in which the Company retains credit risk;
•
our ability to foreclose on our investments in a timely manner or at all;
•
increased prepayments of the mortgages and other loans underlying our mortgage-backed securities or relating to our mortgage servicing rights and other investments;
•
the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•
the effect of the accuracy of or changes in the estimates the Company makes about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;
•
our ability to maintain appropriate internal control over financial reporting;
•
our ability to detect misconduct and fraud; developments in the secondary markets for our mortgage loan products;
•
legislative and regulatory changes that impact the mortgage loan industry or housing market;
•
regulatory or other changes that impact government agencies or government-sponsored entities,or such changes that increase the cost of doing business with such agencies or entities;
•
the Consumer Financial Protection Bureau and its issued and future rules and the enforcement thereof;
•
changes in government support of home ownership and home affordability programs;
•
changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•
limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries for U.S. federal income tax purposes;
•
changes in governmental regulations, accounting treatment, tax rates and similar matters;
•
our ability to make distributions to our shareholders in the future;
•
our failure to deal appropriately with issues that may give rise to reputational risk; and our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023
	(in thousands, except share information)
ASSETS
Cash	$344,358	$281,085
Short-term investments at fair value	102,787	128,338
Mortgage-backed securities at fair value pledged to creditors	4,182,382	4,836,292
Loans acquired for sale at fair value ($1,649,411 and $659,751 pledged to creditors, respectively)	1,665,796	669,018
Loans at fair value ($1,427,722 and $1,431,896 pledged to creditors, respectively)	1,429,525	1,433,820
Derivative assets ($29,690 and $16,160 pledged to creditors, respectively)	81,844	177,984
Deposits securing credit risk transfer arrangements pledged to creditors	1,135,447	1,209,498
Mortgage servicing rights at fair value ($3,756,894 and $3,871,249 pledged to creditors, respectively)	3,809,047	3,919,107
Servicing advances ($59,121 and $181,201 pledged to creditors, respectively)	71,124	206,151
Due from PennyMac Financial Services, Inc.	8,538	56
Other ($1,230 and $1,905 pledged to creditors, respectively)	224,806	252,538
Total assets	$13,055,654	$13,113,887
LIABILITIES
Assets sold under agreements to repurchase	$5,748,461	$5,624,558
Mortgage loan participation purchase and sale agreements	28,790	—
Notes payable secured by credit risk transfer and mortgage servicing assets	2,830,108	2,910,605
Unsecured senior notes	814,915	600,458
Asset-backed financings of variable interest entities at fair value	1,334,797	1,336,731
Interest-only security payable at fair value	35,098	32,667
Derivative and credit risk transfer strip liabilities at fair value	16,151	51,381
Accounts payable and accrued liabilities	114,085	354,989
Due to PennyMac Financial Services, Inc.	32,603	29,262
Income taxes payable	155,544	190,003
Liability for losses under representations and warranties	8,315	26,143
Total liabilities	11,118,867	11,156,797

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,860,960 and 86,624,044 common shares, respectively	869	866
Additional paid-in capital	1,924,596	1,923,437
Accumulated deficit	(530,160)	(508,695)
Total shareholders’ equity	1,936,787	1,957,090
Total liabilities and shareholders’ equity	$13,055,654	$13,113,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	September 30,	December 31,
	2024	2023
	(in thousands)
ASSETS
Loans at fair value	$1,427,575	$1,431,689
Derivative assets	29,690	16,160
Deposits securing credit risk transfer arrangements	1,135,447	1,209,498
Other—interest receivable	3,936	4,106
	$2,596,648	$2,661,453
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$1,334,797	$1,336,731
Derivative and credit risk transfer strip liabilities at fair value	13,475	46,692
Interest-only security payable at fair value	35,098	32,667
Accounts payable and accrued liabilities—interest payable	3,936	4,106
	$1,387,306	$1,420,196

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands, except earnings per common share)
Net investment income
Net gains (losses) on investments and financings	$146,695	$(109,544)	$166,705	$13,761
Net gains on loans acquired for sale:
From nonaffiliates	18,065	11,704	41,088	19,463
From PennyMac Financial Services, Inc.	1,994	1,854	5,649	5,014
	20,059	13,558	46,737	24,477
Loan origination fees	6,640	3,226	11,099	15,227
Net loan servicing fees:
From nonaffiliates
Contractually specified	162,605	166,809	485,089	496,522
Other	4,012	3,752	9,838	14,521
	166,617	170,561	494,927	511,043
Change in fair value of mortgage servicing rights	(184,918)	160,926	(263,676)	(64,515)
Mortgage servicing rights hedging results	(67,220)	(50,689)	(175,399)	(81,584)
	(85,521)	280,798	55,852	364,944
From PennyMac Financial Services, Inc.	441	500	1,267	1,494
	(85,080)	281,298	57,119	366,438
Net interest expense:
Interest income	176,734	158,926	472,128	474,629
Interest expense	184,171	183,918	527,539	550,445
Net interest expense	(7,437)	(24,992)	(55,411)	(75,816)
Results of real estate acquired in settlement of loans	(65)	(251)	(155)	(251)
Other	52	134	173	411
Net investment income	80,864	163,429	226,267	344,247
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	22,240	20,257	62,766	61,023
Management fees	7,153	7,175	21,474	21,510
Loan fulfillment fees	11,492	5,531	19,935	22,895
Professional services	2,614	2,133	6,738	5,537
Compensation	1,326	1,961	4,611	4,779
Loan collection and liquidation	2,257	1,890	4,297	3,378
Safekeeping	1,174	467	3,067	2,707
Loan origination	1,408	710	2,414	3,785
Other	4,666	4,885	13,441	14,559
Total expenses	54,330	45,009	138,743	140,173
Income before (benefit from) provision for income taxes	26,534	118,420	87,524	204,074
(Benefit from) provision for income taxes	(14,873)	56,998	(26,925)	57,331
Net income	41,407	61,422	114,449	146,743
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net income attributable to common shareholders	$30,952	$50,967	$83,085	$115,379
Earnings per common share
Basic	$0.36	$0.59	$0.95	$1.31
Diluted	$0.36	$0.51	$0.95	$1.20
Weighted average common shares outstanding
Basic	86,861	86,760	86,800	87,613
Diluted	86,861	111,088	86,800	111,941

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869
Net income	—	—	—	—	—	41,407	41,407
Share-based compensation	—	—	—	—	816	—	816
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,850)	(34,850)
Balance at September 30, 2024	22,400	$541,482	86,861	$869	$1,924,596	$(530,160)	$1,936,787

	Quarter ended September 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2023	22,400	$541,482	86,761	$868	$1,921,710	$(532,564)	$1,931,496
Net income	—	—	—	—	—	61,422	61,422
Share-based compensation	—	—	—	—	1,420	—	1,420
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,805)	(34,805)
Balance at September 30, 2023	22,400	$541,482	86,761	$868	$1,923,130	$(516,402)	$1,949,078

The accompanying notes are an integral part of these consolidated financial statements.

	Nine months ended September 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	114,449	114,449
Share-based compensation	—	—	237	3	1,159	—	1,162
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,550)	(104,550)
Balance at September 30, 2024	22,400	$541,482	86,861	$869	$1,924,596	$(530,160)	$1,936,787

	Nine months ended September 30, 2023
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	146,743	146,743
Share-based compensation	—	—	146	1	2,853	—	2,854
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,959)	(104,959)
Repurchase of common shares	—	—	(2,274)	(22)	(26,989)	—	(27,011)
Balance at September 30, 2023	22,400	$541,482	86,761	$868	$1,923,130	$(516,402)	$1,949,078

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$114,449	$146,743
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on investments and financings	(166,705)	(13,761)
Net gains on loans acquired for sale	(46,737)	(24,477)
Change in fair value of mortgage servicing rights	263,676	64,515
Mortgage servicing rights hedging results	175,399	81,584
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(25,967)	8,050
Amortization of debt issuance costs	16,742	11,147
Results of real estate acquired in settlement of loans	155	251
Share-based compensation expense	3,008	3,421
Purchase of loans acquired for sale from nonaffiliates	(67,670,193)	(63,699,477)
Purchase of loans acquired for sale from PennyMac Financial Services, Inc.	(191,250)	—
Sale to nonaffiliates and repayment of loans acquired for sale	9,340,802	13,576,673
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	57,502,461	50,812,386
Repurchase of loans subject to representations and warranties	(25,318)	(50,537)
Decrease in servicing advances	134,885	103,636
(Increase) decrease in due from PennyMac Financial Services, Inc.	(8,482)	1,308
Repurchase of real estate previously sold as loans acquired for sale	—	(456)
Increase in other assets	(225,737)	(187,922)
Decrease in accounts payable and accrued liabilities	(242,451)	(68,352)
Increase (decrease) in due to PennyMac Financial Services, Inc.	3,341	(8,759)
(Decrease) increase in income taxes payable	(34,459)	51,189
Net cash (used in) provided by operating activities	(1,082,381)	807,162
Cash flows from investing activities
Net decrease in short-term investments	25,551	102,212
Purchase of mortgage-backed securities	(479,960)	(3,108,701)
Sale and repayment of mortgage-backed securities	1,245,129	2,880,273
Repurchase of loans at fair value	—	(119)
Repayment of loans at fair value	75,113	72,925
Net settlement of derivative financial instruments	(1,346)	(56,025)
Distribution from credit risk transfer arrangements	118,668	136,033
Purchase of mortgage servicing rights	(27,981)	(14,637)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(341)	653
Sale of real estate acquired in settlement of loans	1,127	3,803
Decrease in margin deposits	122,389	44,065
Net cash provided by investing activities	1,078,349	60,482

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Nine months ended September 30,
	2024	2023
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	91,889,781	92,891,387
Repurchase of assets sold under agreements to repurchase	(91,766,070)	(93,488,136)
Issuance of mortgage loan participation purchase and sale agreements	1,771,100	1,739,456
Repayment of mortgage loan participation purchase and sale agreements	(1,742,221)	(1,715,465)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	1,306,500	615,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(1,384,419)	(595,303)
Issuance of asset-backed financing of variable interest entities	8,137	—
Repayment of asset-backed financings of variable interest entities	(73,083)	(70,455)
Issuance of unsecured senior notes	216,500	53,500
Payment of debt issuance costs	(21,260)	(8,344)
Payment of dividends to preferred shareholders	(31,364)	(31,364)
Payment of dividends to common shareholders	(104,450)	(105,812)
Payment of vested share-based compensation tax withholdings	(1,846)	(567)
Repurchase of common shares of beneficial interest	—	(27,011)
Net cash provided by (used in) financing activities	67,305	(743,114)
Net increase in cash	63,273	124,530
Cash at beginning of period	281,085	111,866
Cash at end of period	$344,358	$236,396
Supplemental cash flow information
Payments, net:
Income taxes	$7,534	$6,142
Interest	$564,417	$562,109
Non cash investing activities:
Receipt of mortgage servicing rights as proceeds from sales of loans	$159,456	$249,925
Unsettled purchase of mortgage servicing rights	$1,447	$1,626
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	$35,609	$105,096
Transfer of loans and advances to real estate acquired in settlement of loans	$—	$1,182
Non-cash financing activities:
Dividends declared, not paid	$34,850	$34,805

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

Preparation of financial statements in compliance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans. Agency MBS, interest-only (“IO”) and principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in market interest rates, prepayment rate activity and expectations.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of loans into Fannie Mae guaranteed loan securitizations which became reference pools underlying the CRT arrangements. Fannie Mae transferred IO ownership interests and recourse obligations based upon the securitized reference pools of loans subject to the CRT arrangements into trust entities, and the Company acquired the IO ownership interests and assumed the recourse obligations in the CRT arrangements through the acquisition of beneficial interests in the trust entities.

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

Certain of the Company's investments in CRT arrangements are structured such that loans that reach a specific number of days delinquent trigger losses chargeable to the CRT arrangements based on the sizes of the delinquent loans and a contractual schedule of loss severity. Therefore, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the related loans because the structure of those CRT arrangements provides that the Company may be required to absorb losses in the event of delinquency or foreclosure even when there is ultimately no loss realized with respect to such loans (e.g., as a result of a borrower’s re-performance). In contrast, the structure of the Company’s other investments in CRT arrangements requires PMT to absorb losses only when the reference loans realize losses.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

•
The fair value of MSRs is sensitive to changes in prepayment speeds, the returns demanded by market participants and to estimates of cost to service the underlying loans;
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

Operating Activities

Loan Servicing

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing), and its portfolio of residential loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees earned by PLS that are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO").

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

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$158	$112	$342	$569
Loans at fair value	60	33	185	184
Mortgage servicing rights	22,022	20,112	62,239	60,270
	$22,240	$20,257	$62,766	$61,023
Average investment in loans:
Acquired for sale	$1,069,653	$868,808	$1,002,719	$1,613,347
At fair value	$1,388,368	$1,437,418	$1,401,643	$1,479,525
Average MSR portfolio unpaid principal balance	$227,804,449	$231,333,064	$229,174,686	$231,333,990

MSR recapture fees	$441	$500	$1,267	$1,494
UPB of loans recaptured	$71,370	$77,403	$207,651	$270,720

Correspondent Production Activities

The Company is provided fulfillment and other services for the operation of its correspondent business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans to reduce the risk of loss arising from fluctuations in fair value due to movements in interest rates; correspondent seller performance and credit monitoring procedures; and the sale of loans through secondary mortgage markets on behalf of the Company.

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
$750 multiplied by the number of all purchased loans that are sold to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and, as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae for a pool of securitized loans or to act as a servicer for such pool of loans. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee. The Company may also sell conventional loans to PLS under the same arrangement subject to mutual agreement between the parties. Sourcing fees range from one to two basis points of the loans' UPBs, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

The mortgage banking services agreement expires, unless terminated earlier in accordance with its terms, on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with its terms.

The Company may purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loan fulfillment fees earned by PLS	$11,492	$5,531	$19,935	$22,895
UPB of loans fulfilled by PLS	$5,948,057	$2,760,000	$9,949,135	$12,418,084

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$1,994	$1,854	$5,649	$5,014

Purchases of loans acquired for sale from PLS	$191,250	$—	$191,250	$—

UPB of loans sold to PLS:
Government guaranteed or insured	$11,843,268	$8,606,835	$30,200,608	$29,127,889
Conventional conforming	8,092,380	9,932,593	26,289,016	21,013,357
	$19,935,648	$18,539,428	$56,489,624	$50,141,246

Tax service fees paid to PLS	$1,112	$579	$1,902	$2,690

	September 30, 2024	December 31, 2023
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$114,723	$168,303

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

“High watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on "equity") exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the "Target Yield") for the rolling four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If the “net income” is lower than the Target Yield, the “high watermark” is increased by the difference. If the “net income” is higher than the Target Yield, the “high watermark” is reduced by the difference. Each time a performance incentive fee is earned, the “high watermark” returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the Target Yield, until the “net income” in excess of the Target Yield exceeds the then-current cumulative “high watermark” amount.

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Base management	$7,153	$7,175	$21,474	$21,510
Performance incentive	—	—	—	—
	$7,153	$7,175	$21,474	$21,510
Average shareholders' equity amounts used to calculate base management fee expense	$1,897,006	$1,897,964	$1,912,310	$1,917,525

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$6,318	$5,893	$15,511	$15,532
Common overhead incurred by PCM and its affiliates	1,867	1,489	5,811	5,450
Compensation	165	165	495	495
	$8,350	$7,547	$21,817	$21,477
Payments and settlements during the periods (1)	$31,752	$9,190	$91,100	$72,446

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI held 75,000 of the Company’s Common Shares at both September 30, 2024 and December 31, 2023.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2024	December 31, 2023
	(in thousands)
Due from PFSI-Miscellaneous receivables	$8,538	$56

Due to PFSI:
Loan servicing fees	$8,670	$6,809
Correspondent production fees	7,986	8,288
Management fees	7,153	7,252
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	4,788	5,612
Fulfillment fees	4,006	1,301
	$32,603	$29,262

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items of the Company as summarized below:

Balance sheet line including advance amount	September 30, 2024	December 31, 2023
	(in thousands)
Loan servicing advances	$71,124	$206,151
Other assets-Real estate acquired in settlement of loans	1,378	2,003
	$72,502	$208,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cash flows:
Proceeds from sales	$5,172,208	$3,107,613	$9,340,802	$13,576,673
Loan servicing fees received	$162,605	$166,809	$485,089	$496,522

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$224,586,882	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,510,113	$2,184,500
90 or more days delinquent:
Not in foreclosure	$891,525	$1,029,962
In foreclosure	$105,065	$85,045
Bankruptcy	$256,683	$185,320
Custodial funds managed by the Company (1)	$3,019,441	$1,759,974

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

The Company, through its subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans. CRT arrangements include:

•
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

The Company’s exposure to losses under its recourse obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the underlying loans subject to each CRT arrangement decreased through repayments, the percentage exposure to losses of each CRT arrangement increased to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of exposure to losses did not increase.

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ income. For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT Derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For CRT securities where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to a nonaffiliate) included in the CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
CRT derivatives and strips:
CRT derivatives
Realized	$3,275	$4,051	$10,248	$12,504
Valuation changes	5,460	9,113	13,716	26,619
	8,735	13,164	23,964	39,123
CRT strips
Realized	10,990	11,241	34,368	35,529
Valuation changes	3,499	9,977	33,217	68,601
	14,489	21,218	67,585	104,130
Interest-only security payable at fair value	(2,390)	(4,228)	(2,431)	(6,363)
	20,834	30,154	89,118	136,890
Interest income — Deposits securing CRT arrangements	15,042	16,419	46,121	46,410
	$35,876	$46,573	$135,239	$183,300

Net payments made to settle losses on CRT arrangements	$827	$496	$1,140	$2,252

	September 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,690	$16,160
CRT strip liabilities	(13,475)	(46,692)
Deposits securing CRT arrangements	1,135,447	1,209,498
Interest-only security payable at fair value	(35,098)	(32,667)
	$1,116,564	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$29,690	$16,160
Deposits securing CRT arrangements (1)	$1,135,447	$1,209,498

UPB of loans underlying CRT arrangements	$21,708,165	$23,152,230
Collection status (UPB):
Delinquency
Current	$21,105,679	$22,531,905
30-89 days delinquent	$424,102	$411,991
90-180 days delinquent	$119,236	$120,011
180 or more days delinquent	$42,283	$64,647
Foreclosure	$16,865	$23,676
Bankruptcy	$64,331	$58,696

(1)
Deposits securing credit risk transfer arrangements also secure $13.5 million and $46.7 million in CRT strip liabilities at September 30, 2024 and December 31, 2023, respectively.

Subordinate Mortgage-Backed Securities

The Company retains or purchases subordinate MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the respective securities' contractual priorities of payments and, as such, most of these inflows must be directed first to service and repay the senior securities.

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

Following is a summary of the Company’s investment in subordinate MBS backed by assets held in consolidated VIEs:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
Loans at fair value	$75,360	$(54,082)	$71,381	$(61,318)
Asset-backed financings at fair value	(72,922)	58,474	(64,151)	66,108
Interest income	16,037	9,505	41,594	38,315
Interest expense	10,838	13,652	34,918	38,796
	$7,637	$245	$13,906	$4,309

	September 30, 2024	December 31, 2023
	(in thousands)
Loans at fair value	$1,427,575	$1,431,689
Asset-backed financings at fair value	$1,334,797	$1,336,731
Retained subordinate MBS at fair value pledged to secure Assets sold under agreements to repurchase	$83,417	$85,344

Financing of Mortgage Servicing Assets

The Company entered into financing transactions in which VIEs issued variable funding notes, term notes and term loans backed by beneficial interests in Fannie Mae MSRs. The Company acts as guarantor of the variable funding notes, term notes and term loans. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

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

Note 7— Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured at or based on their fair values. Measurement of assets and liabilities at or based on fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Company has elected to carry the item at its fair value as discussed in the following paragraphs.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$102,787	$—	$—	$102,787
Mortgage-backed securities at fair value	—	4,101,126	81,256	4,182,382
Loans acquired for sale at fair value	—	1,659,727	6,069	1,665,796
Loans at fair value	—	1,427,575	1,950	1,429,525
Derivative assets:
Call options on interest rate futures purchase contracts	12,844	—	—	12,844
Put options on interest rate futures purchase contracts	1,953	—	—	1,953
Forward purchase contracts	—	635	—	635
Forward sale contracts	—	11,997	—	11,997
MBS put options	—	1,508	—	1,508
CRT derivatives	—	—	29,690	29,690
Interest rate lock commitments	—	—	7,476	7,476
Total derivative assets before netting	14,797	14,140	37,166	66,103
Netting	—	—	—	15,741
Total derivative assets after netting	14,797	14,140	37,166	81,844
Mortgage servicing rights at fair value	—	—	3,809,047	3,809,047
	$117,584	$7,202,568	$3,935,488	$11,271,381
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$1,334,797	$—	$1,334,797
Interest-only security payable at fair value	—	—	35,098	35,098
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	7,452	—	7,452
Forward sales contracts	—	11,530	—	11,530
Interest rate lock commitments	—	—	1,574	1,574
Total derivative liabilities before netting	—	18,982	1,574	20,556
Netting	—	—	—	(17,880)
Total derivative liabilities after netting	—	18,982	1,574	2,676
Credit risk transfer strips	—	—	13,475	13,475
Total derivative and credit risk transfer strip liabilities	—	18,982	15,049	16,151
	$—	$1,353,779	$50,147	$1,386,046

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$128,338	$—	$—	$128,338
Mortgage-backed securities at fair value	—	4,742,061	94,231	4,836,292
Loans acquired for sale at fair value	—	662,700	6,318	669,018
Loans at fair value	—	1,431,689	2,131	1,433,820
Derivative assets:
Call options on interest rate futures purchase contracts	41,712	—	—	41,712
Put options on interest rate futures purchase contracts	4,324	—	—	4,324
Forward purchase contracts	—	15,905	—	15,905
Forward sale contracts	—	671	—	671
MBS call options	—	3,218	—	3,218
MBS put options	—	5	—	5
CRT derivatives	—	—	16,160	16,160
Interest rate lock commitments	—	—	7,596	7,596
Total derivative assets before netting	46,036	19,799	23,756	89,591
Netting	—	—	—	88,393
Total derivative assets after netting	46,036	19,799	23,756	177,984
Mortgage servicing rights at fair value	—	—	3,919,107	3,919,107
	$174,374	$6,856,249	$4,045,543	$11,164,559
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$1,336,731	$—	$1,336,731
Interest-only security payable at fair value	—	—	32,667	32,667
Derivative liabilities and credit risk transfer strips:
Call options on interest rate futures purchase contracts	2,005	—	—	2,005
Call options on interest rate futures sell contracts	1,328	—	—	1,328
Forward purchase contracts	—	490	—	490
Forward sales contracts	—	50,363	—	50,363
Interest rate lock commitments	—	—	64	64
Total derivative liabilities before netting	3,333	50,853	64	54,250
Netting	—	—	—	(49,561)
Total derivative liabilities after netting	3,333	50,853	64	4,689
Credit risk transfer strips	—	—	46,692	46,692
Total derivative and credit risk transfer strip liabilities	3,333	50,853	46,756	51,381
	$3,333	$1,387,584	$79,423	$1,420,779

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Purchases (purchase adjustments) and issuances	—	(156)	—	—	18,971	—	—	18,815
Repayments and sales	(40,487)	(1,728)	(38)	(3,350)	—	(10,990)	—	(56,593)
Accrual of unearned discount	2,264	—	—	—	—	—	—	2,264
Amounts received pursuant to sales of loans	—	—	—	—	—	—	87,588	87,588
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(3,971)	(41)	(10)	8,735	27,776	14,489	(184,918)	(137,940)
	(3,971)	(41)	(10)	8,735	27,776	14,489	(184,918)	(137,940)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	35,609	—	—	—	—	—	(35,609)	—
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(42,397)	—	—	(42,397)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	125	125
Balance, September 30, 2024	$81,256	$6,069	$1,950	$29,690	$5,902	$(13,475)	$3,809,047	$3,920,439
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2024	$(3,971)	$(9)	$(19)	$5,460	$5,902	$3,499	$(180,885)	$(170,023)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2024
(in thousands)
Interest-only security payable:
Balance, June 30, 2024	$32,708
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,390
2,390
Balance, September 30, 2024	$35,098
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2024	$2,390

	Quarter ended September 30, 2023
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2023	$—	$6,630	$2,665	$(4,394)	$(1,298)	$(78,569)	$3,977,938	$3,902,972
Purchases and issuances	—	—	—	—	6,618	—	16,263	22,881
Repayments and sales	—	(1,383)	(510)	(4,028)	—	(11,241)	—	(17,162)
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	58,560	58,064
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(14)	131	(58)	13,164	(16,255)	21,218	160,926	179,112
	(14)	131	(58)	13,164	(16,255)	21,218	160,926	179,112
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	7,587	—	—	7,587
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	70	70
Balance, September 30, 2023	$103,533	$4,882	$2,097	$4,742	$(3,348)	$(68,592)	$4,108,661	$4,151,975
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2023	$(14)	$(104)	$(74)	$9,113	$(3,348)	$9,977	$160,926	$176,476

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2023
(in thousands)
Interest-only security payable:
Balance, June 30, 2023	$24,060
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	4,228
4,228
Balance, September 30, 2023	$28,288
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2023	$4,228

	Nine months ended September 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	5,341	—	—	26,842	—	29,428	61,611
Repayments and sales	(50,541)	(5,404)	(129)	(10,434)	—	(34,368)	—	(100,876)
Accrual of unearned discounts	6,870	—	—	—	—	—	—	6,870
Amounts received pursuant to sales of loans	—	—	—	—	—	—	159,456	159,456
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(4,913)	(186)	(52)	23,964	22,774	67,585	(263,676)	(154,504)
	(4,913)	(186)	(52)	23,964	22,774	67,585	(263,676)	(154,504)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	35,609	—	—	—	—	—	(35,609)	—
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(51,246)	—	—	(51,246)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	341	341
Balance, September 30, 2024	$81,256	$6,069	$1,950	$29,690	$5,902	$(13,475)	$3,809,047	$3,920,439
Changes in fair value recognized during the period relating to assets still held at September 30, 2024	$(4,913)	$(154)	$(71)	$13,716	$5,902	$33,217	$(261,304)	$(213,607)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2024
(in thousands)
Interest-only security payable:
Balance, December 31, 2023	$32,667
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,431
2,431
Balance, September 30, 2024	$35,098
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2024	$2,431

	Nine months ended September 30, 2023
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$—	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	—	4,262	119	—	2,687	—	16,263	23,331
Repayments and sales	—	(9,787)	(534)	(12,283)	—	(35,529)	—	(58,133)
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	249,925	249,429
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(14)	195	(485)	39,123	(3,578)	104,130	(64,515)	74,856
	(14)	195	(485)	39,123	(3,578)	104,130	(64,515)	74,856
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Loans to REO	—	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(1,979)	—	—	(1,979)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	(653)	(653)
Balance, September 30, 2023	$103,533	$4,882	$2,097	$4,742	$(3,348)	$(68,592)	$4,108,661	$4,151,975
Changes in fair value recognized during the period relating to assets still held at September 30, 2023	$(14)	$(74)	$(1,011)	$26,619	$(3,348)	$68,601	$(64,515)	$26,258

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	September 30, 2024			December 31, 2023
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$1,665,099	$1,619,369	$45,730	$667,857	$648,283	$19,574
90 or more days delinquent:
Not in foreclosure	622	873	(251)	433	617	(184)
In foreclosure	75	96	(21)	728	845	(117)
	697	969	(272)	1,161	1,462	(301)
	$1,665,796	$1,620,338	$45,458	$669,018	$649,745	$19,273
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$1,426,511	$1,620,842	$(194,331)	$1,430,427	$1,697,305	$(266,878)
90 or more days delinquent:
Not in foreclosure	891	1,122	(231)	1,262	1,582	(320)
In foreclosure	173	219	(46)	—	—	—
	1,064	1,341	(277)	1,262	1,582	(320)
	1,427,575	1,622,183	(194,608)	1,431,689	1,698,887	(267,198)
Distressed:
Current through 89 days delinquent	460	634	(174)	569	728	(159)
90 or more days delinquent:
Not in foreclosure	1,490	4,332	(2,842)	393	2,023	(1,630)
In foreclosure	—	—	—	1,169	2,546	(1,377)
	1,490	4,332	(2,842)	1,562	4,569	(3,007)
	1,950	4,966	(3,016)	2,131	5,297	(3,166)
	$1,429,525	$1,627,149	$(197,624)	$1,433,820	$1,704,184	$(270,364)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2024
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$123,433	$—	$—	$15,663	$139,096
Loans acquired for sale at fair value	—	65,611	—	—	65,611
Loans at fair value	75,350	—	—	2,229	77,579
Credit risk transfer strips	14,489	—	—	—	14,489
MSRs at fair value	—	—	(184,918)	—	(184,918)
	$213,272	$65,611	$(184,918)	$17,892	$111,857
Liabilities:
Interest-only security payable at fair value	$(2,390)	$—	$—	$—	$(2,390)
Asset-backed financings of VIEs at fair value	(72,922)	—	—	1,026	(71,896)
	$(75,312)	$—	$—	$1,026	$(74,286)

	Quarter ended September 30, 2023
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(144,031)	$—	$—	$1,048	$(142,983)
Loans acquired for sale at fair value	—	(13,106)	—	—	(13,106)
Loans at fair value	(54,141)	—	—	(5,153)	(59,294)
Credit risk transfer strips	21,218	—	—	—	21,218
MSRs at fair value	—	—	160,926	—	160,926
	$(176,954)	$(13,106)	$160,926	$(4,105)	$(33,239)
Liabilities:
Interest-only security payable at fair value	$(4,228)	$—	$—	$—	$(4,228)
Asset-backed financings at fair value	58,474	—	—	1,132	59,606
	$54,246	$—	$—	$1,132	$55,378

	Nine months ended September 30, 2024
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$50,310	$—	$—	$25,340	$75,650
Loans acquired for sale at fair value	—	67,243	—	—	67,243
Loans at fair value	71,330	—	—	(511)	70,819
Credit risk transfer strips	67,585	—	—	—	67,585
MSRs at fair value	—	—	(263,676)	—	(263,676)
	$189,225	$67,243	$(263,676)	$24,829	$17,621
Liabilities:
Interest-only security payable at fair value	$(2,431)	$—	$—	$—	$(2,431)
Asset-backed financings at fair value	(64,151)	—	—	1,138	(63,013)
	$(66,582)	$—	$—	$1,138	$(65,444)

	Nine months ended September 30, 2023
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$(127,434)	$—	$—	$(1,172)	$(128,606)
Loans acquired for sale at fair value	—	(7,215)	—	—	(7,215)
Loans at fair value	(61,803)	—	—	(6,212)	(68,015)
Credit risk transfer strips	104,130	—	—	—	104,130
MSRs at fair value	—	—	(64,515)	—	(64,515)
	$(85,107)	$(7,215)	$(64,515)	$(7,384)	$(164,221)
Liabilities:
Interest-only security payable at fair value	$(6,363)	$—	$—	$—	$(6,363)
Asset-backed financings at fair value	66,108	—	—	666	66,774
	$59,745	$—	$—	$666	$60,411

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2024	$—	$—	$438	$438
December 31, 2023	$—	$—	$753	$753

The following table summarizes the fair value changes recognized during the periods on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Real estate acquired in settlement of loans	$9	$(258)	$105	$(288)

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

The Company estimates the fair values of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets using indications of fair value provided by nonaffiliate brokers for the term notes, internal estimates of fair value for the term loans, and pricing services for the Unsecured senior notes. The fair values and carrying values of these liabilities are summarized below:

	September 30, 2024		December 31, 2023
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,830,108	$2,846,037	$2,910,605	$2,904,678
Unsecured senior notes	$814,915	$818,647	$600,458	$580,090

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company’s categorization of its current holdings of MBS is based on whether the respective security is an IO security:

•
The Company categorizes the majority of its current holdings of MBS, comprised of securities other than IO securities, as “Level 2” fair value assets. Fair value of these securities is established based on quoted market prices for the Company’s MBS holdings or similar securities.
•
The Company categorizes its current holdings of IO securities as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair values of its IO securities.

The key inputs used in the estimation of the fair value of IO securities include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO securities' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO securities:

	September 30, 2024	December 31, 2023
Fair value (in thousands)	$81,256	$94,231
Key inputs (1)
Pricing spread (2)
Range	5.9% – 6.5%	5.1% – 5.1%
Weighted average	6.5%	5.1%
Annual total prepayment speed (3)
Range	11.7% – 12.1%	10.9% – 11.0%
Weighted average	11.7%	10.9%
Equivalent life (in years)
Range	4.4 – 6.8	4.7 – 7.2
Weighted average	6.7	7.1

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
•
For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and/or pricing services and validates the brokers’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers and/or pricing services to include the fair value of MSRs attributable to the loans included in the VIEs.
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
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

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets and liabilities. The fair values of CRT derivatives are based on indications of fair value provided to the Company by nonaffiliate brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the recourse obligations and the IO ownership interests. Together, the recourse obligation and the IO ownership interest comprise the CRT derivative. Fair values of the CRT derivatives are derived by deducting the balances of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair values of the certificates.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$29,690	$16,160
UPB of loans in reference pools	$5,071,449	$5,437,551
Key inputs (1)
Discount rate
Range	8.4% - 11.7%	9.0% – 9.7%
Weighted average	8.7%	9.6%
Voluntary prepayment speed (2)
Range	6.8% - 7.1%	6.9% – 7.6%
Weighted average	7.1%	7.4%
Involuntary prepayment speed (3)
Range	0.1% - 0.1%	0.2% – 0.8%
Weighted average	0.1%	0.3%
Remaining loss expectation
Range	0.0% - 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.3%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2024	December 31, 2023
Fair value (in thousands) (1)	$5,902	$7,532
Committed amount (in thousands)	$2,062,088	$874,017
Key inputs (2)
Pull-through rate
Range	52.1% - 99.0%	50.0% - 98.0%
Weighted average	87.3%	82.5%
MSR fair value expressed as
Servicing fee multiple
Range	2.0 - 8.2	1.7 - 6.5
Weighted average	5.3	4.6
Percentage of unpaid principal balance
Range	0.5% - 2.6%	0.4% - 2.4%
Weighted average	2.0%	1.7%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair values of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans acquired for sale, or Net gains (losses) on investments and financings, as applicable, in the consolidated statements of income.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values of the CRT strip liabilities:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$13,475	$46,692
Unpaid principal balance of loans in the reference pools	$16,636,716	$17,714,679
Key inputs (1)
Discount rate
Range	6.9% - 8.7%	7.9% – 9.6%
Weighted average	8.4%	9.4%
Voluntary prepayment speed (2)
Range	7.3% - 7.4%	6.6% – 8.2%
Weighted average	7.3%	6.8%
Involuntary prepayment speed (3)
Range	0.1% - 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.2%
Remaining loss expectation
Range	0.4% - 1.5%	0.5% – 1.6%
Weighted average	0.5%	0.6%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
MSRs recognized (in thousands)	$87,588	$58,560	$159,456	$249,925
Unpaid principal balance of underlying loans (in thousands)	$5,130,285	$3,052,557	$9,203,814	$13,458,182
Weighted average annual servicing fee rate (in basis points)	35	38	35	40
Key inputs (1)
Pricing spread (2)
Range	5.4% - 7.3%	5.5% – 8.5%	5.4% - 8.5%	5.5% – 8.8%
Weighted average	5.5%	5.5%	5.6%	5.8%
Prepayment speed (3)
Range	11.7% - 26.7%	10.1% – 22.7%	10.8% - 26.7%	10.1% – 22.7%
Weighted average	13.6%	11.3%	13.1%	12.3%
Equivalent average life (in years)
Range	3.5 – 6.4	3.2 - 7.2	3.4 – 7.2	2.8 - 7.2
Weighted average	6.3	7.1	6.5	6.8
Annual per-loan cost of servicing
Range	$68 – $87	$69 – $71	$68 – $87	$68 – $71
Weighted average	$68	$71	$69	$69

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2024	December 31, 2023
Fair value (in thousands)	$3,809,047	$3,919,107
Unpaid principal balance of underlying loans (in thousands)	$228,127,324	$230,294,583
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.8%	3.7%
Key inputs (1)
Pricing spread (2)
Range	5.4% - 8.1%	5.5% – 8.5%
Weighted average	5.4%	5.5%
Effect on fair value (in thousands) of (3):
5% adverse change	$(46,966)	$(48,362)
10% adverse change	$(92,816)	$(95,575)
20% adverse change	$(181,313)	$(186,699)
Prepayment speed (4)
Range	7.4% - 18.8%	6.5% – 17.9%
Weighted average	7.5%	7.0%
Equivalent average life (in years)
Range	2.5 – 8.5	2.7 – 9.4
Weighted average	8.2	8.5
Effect on fair value (in thousands) of (3):
5% adverse change	$(57,286)	$(53,964)
10% adverse change	$(112,596)	$(106,144)
20% adverse change	$(217,698)	$(205,509)
Annual per-loan cost of servicing
Range	$68 – $89	$70 – $89
Weighted average	$68	$70
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,607)	$(17,276)
10% adverse change	$(33,214)	$(34,551)
20% adverse change	$(66,428)	$(69,103)

(1)
Weighted-average inputs are based on the UPBs of the underlying loans.
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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$4,068,337	$4,731,341	$4,836,292	$4,462,601
Purchases	80,500	64,384	479,960	3,108,701
Sales	(35,667)	—	(977,007)	(2,629,540)
Repayments	(105,493)	(90,319)	(268,122)	(250,733)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	35,609	103,547	35,609	103,547
Changes in fair value included in income arising from:
Accrual (amortization) of net purchase premiums and discounts	15,663	1,048	25,340	(1,172)
Valuation adjustments, net	123,433	(144,031)	50,310	(127,434)
	139,096	(142,983)	75,650	(128,606)
Balance at end of period	$4,182,382	$4,665,970	$4,182,382	$4,665,970

	September 30, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,182,382	$4,836,292

Following is a summary of the Company’s investments in MBS:

	September 30, 2024
Security type (1)	Principal balance or notional amount	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,217,437	$(2,344)	$37,815	$3,252,908
Principal-only stripped securities	631,601	(118,563)	27,751	540,789
Subordinate credit-linked securities	174,813	(4,744)	26,242	196,311
Senior non-Agency securities	115,302	(3,177)	(1,007)	111,118
	$4,139,153	$(128,828)	$90,801	4,101,126
Interest-only stripped securities	$395,952			81,256
				$4,182,382

	December 31, 2023
Security type (1)	Principal balance or notional amount	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$4,311,342	$34	$(41,320)	$4,270,056
Principal-only stripped securities	65,573	(18,567)	6,330	53,336
Subordinate credit-linked securities	275,963	(3,633)	28,850	301,180
Senior non-Agency securities	124,771	(3,567)	(3,715)	117,489
	$4,777,649	$(25,733)	$(9,855)	4,742,061
Interest-only stripped securities	$419,791			94,231
				$4,836,292

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	September 30, 2024	December 31, 2023
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$1,486,193	$491,108
Held for sale to PLS
GSE eligible	1,434	62,234
Government insured or guaranteed	113,289	106,069
	114,723	168,303
Jumbo	58,811	3,289
Home equity lines of credit	1,445	1,803
Repurchased pursuant to representations and warranties	4,624	4,515
	$1,665,796	$669,018
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,619,233	$659,751
Mortgage loan participation purchase and sale agreements	30,178	—
	$1,649,411	$659,751

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	September 30, 2024	December 31, 2023
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by investment properties	$1,379,963	$1,383,392
Fixed interest rate jumbo loans	47,612	48,297
	1,427,575	1,431,689
Distressed loans	1,950	2,131
	$1,429,525	$1,433,820
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$1,427,575	$1,431,689
Assets sold under agreements to repurchase	147	207
	$1,427,722	$1,431,896

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At September 30, 2024 and December 31, 2023, $83.4 million and $85.3 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2024	December 31, 2023
	(in thousands)
Derivative assets	$81,844	$177,984
	$81,844	$177,984

Derivative liabilities	$2,676	$4,689
Credit risk transfer strip liabilities	13,475	46,692
	$16,151	$51,381

The Company records all derivative and CRT strip assets and liabilities at fair value and records changes in fair value in current period income.

Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating, investing and financing activities. Derivative financial instruments are created as a result of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•
IRLCs that are created when the Company commits to purchase loans acquired for sale; and
•
Certain of the CRT arrangements whereby the Company retained recourse obligations relating to loans it sold into Fannie Mae guaranteed securitizations as part of the retention of IO ownership interests in such loans.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits on the consolidated balance sheets:

	September 30, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	4,700,000	$12,844	$—	2,315,000	$41,712	$2,005
Put options on interest rate futures purchase contracts	500,000	1,953	—	2,900,000	4,324	—
Call options on interest rate futures sell contracts	—	—	—	500,000	—	1,328
Forward purchase contracts	3,194,957	635	7,452	2,789,324	15,905	490
Forward sale contracts	9,672,080	11,997	11,530	7,219,512	671	50,363
MBS call options	—	—	—	500,000	3,218	—
MBS put options	500,000	1,508	—	450,000	5	—
Bond futures	2,096,000	—	—	2,860,500	—	—
Swap futures	951,200	—	—	1,048,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	5,071,449	29,690	—	5,437,551	16,160	—
Interest rate lock commitments	2,062,088	7,476	1,574	874,017	7,596	64
Total derivative instruments before netting		66,103	20,556		89,591	54,250
Netting		15,741	(17,880)		88,393	(49,561)
		$81,844	$2,676		$177,984	$4,689
Margin deposits placed with derivative counterparties included in derivative balances above, net		$33,620			$137,955
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$29,690			$16,160

(1) Notional amounts provide an indication of the volume of the Company’s derivative activities.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2024 and December 31, 2023, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$29,690	$—	$—	$29,690	$16,160	$—	$—	$16,160
Interest rate lock commitments	7,476	—	—	7,476	7,596	—	—	7,596
RJ O’Brien & Associates, LLC	14,797	—	—	14,797	42,703	—	—	42,703
Morgan Stanley & Co. LLC	10,699	—	—	10,699	79,825	—	—	79,825
Wells Fargo Securities, LLC	7,666	—	—	7,666	7,759	—	—	7,759
Bank of America, N.A.	4,436	—	—	4,436	3,418	—	—	3,418
Goldman Sachs & Co. LLC	2,163	—	—	2,163	18,701	—	—	18,701
J.P. Morgan Securities LLC	1,307	—	—	1,307	997	—	—	997
Citigroup Global Markets Inc.	1,160	—	—	1,160	503	—	—	503
Other	2,450	—	—	2,450	322	—	—	322
	$81,844	$—	$—	$81,844	$177,984	$—	$—	$177,984

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amounts of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase represent sufficient collateral with fair values that exceed the liability amounts recorded on the consolidated balance sheet.

	September 30, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,574	$—	$—	$1,574	$64	$—	$—	$64
J.P. Morgan Securities LLC	1,631,801	(1,631,801)	—	—	1,521,072	(1,521,072)	—	—
Bank of America, N.A.	809,476	(809,476)	—	—	785,756	(785,756)	—	—
Wells Fargo Securities, LLC	803,927	(803,927)	—	—	569,129	(569,129)	—	—
Barclays Capital Inc.	578,798	(578,798)	—	—	807,404	(803,641)	—	3,763
Santander US Capital	362,604	(362,539)	—	65	292,091	(292,091)	—	—
Citigroup Global Markets Inc.	310,707	(310,707)	—	—	147,093	(147,093)	—	—
Daiwa Capital Markets	230,033	(230,033)	—	—	340,975	(340,975)	—	—
Goldman Sachs & Co. LLC	227,545	(227,545)	—	—	145,007	(145,007)	—	—
RBC Capital Markets, L.P.	212,560	(212,560)	—	—	128,602	(128,602)	—	—
Atlas Securitized Products, L.P.	206,873	(206,873)	—	—	783,456	(783,456)	—	—
Morgan Stanley & Co. LLC	201,862	(201,862)	—	—	25,814	(25,814)	—	—
Mizuho Financial Group	98,686	(98,121)	—	565	67,637	(67,110)	—	527
BNP Paribas	77,277	(77,277)	—	—	10,121	(10,121)	—	—
Nomura Holdings America, Inc	—	—	—	—	8,135	(7,940)	—	195
Other	472	—	—	472	140	—	—	140
	$5,754,195	$(5,751,519)	$—	$2,676	$5,632,496	$(5,627,807)	$—	$4,689

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statements of income line	2024	2023	2024	2023
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$4,349	$(2,050)	$(1,631)	$(2,870)
CRT derivatives	Net gains (losses) on investments and financings	$8,735	$13,164	$23,964	$39,123
Hedged item:
Assets sold under agreements to repurchase	Net gains (losses) on investments and financings	$—	$—	$20,098	$—
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(45,471)	$24,092	$(35,698)	$22,742
Mortgage servicing rights	Net loan servicing fees	$(67,220)	$(50,689)	$(175,399)	$(81,584)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance at beginning of period	$3,941,861	$3,977,938	$3,919,107	$4,012,737
Purchases	—	16,263	29,428	16,263
MSRs resulting from loan sales	87,588	58,560	159,456	249,925
Transfers to Agency of mortgage servicing rights relating to delinquent loans	125	70	341	(653)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	(35,609)	(105,096)	(35,609)	(105,096)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(84,306)	263,139	33,303	232,414
Other changes in fair value (2)	(100,612)	(102,213)	(296,979)	(296,929)
	(184,918)	160,926	(263,676)	(64,515)
Balance at end of period	$3,809,047	$4,108,661	$3,809,047	$4,108,661

	September 30, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,756,894	$3,871,249

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Contractually specified servicing fees	$162,605	$166,809	$485,089	$496,522
Ancillary and other fees:
Late charges	1,044	878	3,019	2,442
Other	2,968	2,874	6,819	12,079
	4,012	3,752	9,838	14,521
	$166,617	$170,561	$494,927	$511,043
Average UPB of underlying loans	$227,804,449	$231,333,064	$229,174,686	$231,333,990

Note 13— Other Assets

Other assets are summarized below:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Margin deposits	$116,155	$124,293
Interest receivable	39,593	37,305
Servicing fees receivable	11,791	14,603
Correspondent lending receivables	8,202	6,313
Other receivables	13,966	7,199
Real estate acquired in settlement of loans	3,401	4,541
Other	31,698	58,284
	$224,806	$252,538
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$1,230	$1,905

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of September 30, 2024.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Weighted average interest rate (1)	6.02%	5.97%	6.09%	5.81%
Average balance	$5,513,519	$5,714,082	$5,225,906	$6,451,377
Total interest expense	$86,900	$87,414	$244,821	$284,027
Maximum daily amount outstanding	$6,474,799	$6,318,746	$7,624,113	$9,412,768

(1)
Excludes the effect of amortization of debt issuance costs and non-utilization fees of $3.4 million and $6.4 million for the quarter and nine months ended September 30, 2024, respectively, and $1.4 million and $3.8 million for the quarter and nine months ended September 30, 2023, respectively.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,751,519	$5,627,807
Unamortized debt issuance costs	(3,058)	(3,249)
	$5,748,461	$5,624,558
Weighted average interest rate	5.55%	6.14%
Available borrowing capacity (1):
Committed	$597,072	$634,147
Uncommitted	4,944,783	5,221,706
	$5,541,855	$5,855,853
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$36,657	$(116,358)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,182,382	$4,836,292
Loans acquired for sale at fair value	$1,619,233	$659,751
Loans at fair value:
Securities retained in asset-backed financings	$83,417	$85,344
Distressed	$147	$207
Deposits securing credit risk transfer arrangements	$71,975	$77,417
Mortgage servicing rights (2)	$1,935,890	$2,000,574
Servicing advances	$34,364	$101,927
Real estate acquired in settlement of loans	$1,230	$1,905

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2024 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$287,565
Over 30 to 90 days	4,071,705
Over 90 days to 180 days	1,240,249
Over 180 days to 1 year	—
Over 1 year to 2 years	152,000
$5,751,519
Weighted average maturity (in months)	2.6

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2024:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Goldman Sachs & Co. LLC	$94,042	December 23, 2024	January 26, 2026
Citibank, N.A.	$44,524	November 9, 2024	June 11, 2026
Bank of America, N.A.	$43,142	October 11, 2024	June 10, 2026
JPMorgan Chase & Co.	$10,946	November 9, 2024	June 28, 2026
Atlas Securitized Products, L.P.	$51,541	November 24, 2024	June 26, 2026
Wells Fargo Securities, LLC	$7,448	December 19, 2024	October 15, 2025
Barclays Capital Inc.	$10,112	December 23, 2024	March 6, 2026
RBC Capital Markets, L.P.	$10,722	January 1, 2025	August 11, 2025
Morgan Stanley & Co. LLC	$9,549	December 19, 2024	May 22, 2026
BNP Paribas	$3,207	December 23, 2024	September 30, 2025

Securities

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Citibank, N.A.	$45,724	December 27, 2024
Bank of America, N.A.	$29,249	November 14, 2024
JPMorgan Chase & Co.	$58,000	November 11, 2024
Wells Fargo Securities, LLC	$33,220	January 23, 2025
Barclays Capital Inc.	$24,401	November 27, 2024
Santander US Capital	$19,410	December 23, 2024
Daiwa Capital Markets America Inc.	$6,617	January 2, 2025
Mizuho Financial Group	$5,448	January 6, 2025

CRT arrangements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$22,378	January 8, 2025

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$32,353	$22,043	$18,829	$20,991
Weighted average interest rate (1)	6.59%	6.69%	6.66%	6.46%
Total interest expense	$568	$403	$1,033	$1,109
Maximum daily amount outstanding	$78,068	$46,303	$78,068	$90,565

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000, respectively, for the quarter and nine months ended September 30, 2024 and 2023.

September 30, 2024
(dollars in thousands)
Carrying value:
Amount outstanding	$28,878
Unamortized debt issuance costs	(88)
$28,790
Weighted average interest rate	6.10%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$30,178

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$155,474	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	235,364	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	289,886	3.50%	March 1, 2027
2020 1R	February 14, 2020	$350,000	46,100	3.35%	February 27, 2025
2019 3R	October 16, 2019	$375,000	42,918	3.70%	October 29, 2024
			$769,742

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

The repurchase agreements financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note and a Series 2024-VF1 Note, and together the "FMSR VFNs") by the Issuer Trusts to PMC and PMH, which are then sold to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a combined committed borrowing capacity of $775 million under two-year repurchase agreement facilities.

The term financing for Fannie Mae MSRs through the Issuer Trusts is effected through the issuance of term notes (the “FT-1 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FTL-1 Term Loans").

The FT-1 Term Notes and FTL-1 Term Loans and the FMSR VFNs are secured by certain participation certificates relating to Fannie Mae MSRs and ESS and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

				Maturity date
Issuance	Issuance date	Unpaid principal balance	Annual interest rate spread(1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$370,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2024	June 27, 2024	355,000	2.75%	December 27, 2027	June 26, 2028
2021	March 30, 2021	350,000	3.00%	March 25, 2026	March 27, 2028
		$1,075,000

(1)
Interest rates are charged at a spread to SOFR.
(2)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of FT-1 Term Notes and FTL-1 Term Loans under conditions specified in the respective agreements.

Freddie Mac MSR and Servicing Advance Receivables Financing

The Company, through PMC and PMH, finances certain MSRs relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is approximately $2.0 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have a weighted average maturity of
July 2026. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$2,854,487	$3,106,809	$2,871,883	$2,995,752
Weighted average interest rate (1)	8.60%	8.70%	8.84%	8.28%
Total interest expense	$66,305	$69,952	$198,760	$191,049
Maximum daily amount outstanding	$3,183,237	$3,380,951	$3,327,400	$3,403,116

(1)
Excludes the effect of amortization of debt issuance costs of $4.6 million and $8.7 million for the quarter and nine months ended September 30, 2024, respectively, and $1.9 million and $5.4 million for the quarter and nine months ended September 30, 2023, respectively.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$769,742	$747,662
Fannie Mae MSR financing	1,075,000	1,025,000
Freddie Mac MSR and servicing advance receivable financing	995,000	1,145,000
	2,839,742	2,917,662
Unamortized debt issuance costs	(9,634)	(7,057)
	$2,830,108	$2,910,605
Weighted average interest rate	8.08%	8.73%
Assets securing notes payable:
MSRs (1)	$3,756,894	$3,871,249
Servicing advances	$24,757	$79,274
CRT Agreements:
Deposits securing CRT arrangements	$1,063,472	$1,132,081
Derivative assets	$29,690	$16,160

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued $216.5 million aggregate principal amount of exchangeable senior notes due 2029 (the “2029 Exchangeable Notes”), $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”) and $210 million aggregate principal amount of exchangeable senior notes due 2024 (the “2024 Exchangeable Notes”). The 2029 Exchangeable Notes, the 2026 Exchangeable Notes and the 2024 Exchangeable Notes are referred to collectively as the “Exchangeable Notes”. The Exchangeable Notes are summarized below:

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

Effective June 21, 2024, the Company and PMC entered into a supplemental indenture pursuant to which PMC made an irrevocable election to eliminate its option to elect physical share settle on any exchange of the 2024 Exchangeable Notes and the 2026 Exchangeable Notes. As a result of entering into the supplemental indenture, the 2024 Exchangeable Notes and the 2026 Exchangeable Notes are exchangeable for: (1) cash for the principal amount of the notes to be exchanged; and (2) cash, Common Shares or a combination of cash and Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the principal amount of the notes being exchanged, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

Following is financial information relating to the unsecured senior notes:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Average balance	$825,000	$553,338	$710,496	$549,063
Weighted average interest rate (1)	6.45%	5.56%	6.16%	5.60%
Interest expense	$14,571	$8,541	$35,884	$25,316

	September 30, 2024	December 31, 2023
	(in thousands)
Carrying value:
Unpaid principal balance	$825,000	$608,500
Unamortized debt issuance costs	(10,085)	(8,042)
	$814,915	$600,458

(1)
Excludes the effect of amortization of debt issuance costs of $1.2 million and $3.1 million for the quarter and nine months ended September 30, 2024, respectively, and $790,000 and $2.3 million for the quarter and nine months ended September 30, 2023, respectively.

Asset-Backed Financings of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Average balance	$1,542,753	$1,342,093	$1,561,810	$1,381,994
Total interest expense	$10,838	$13,652	$34,918	$38,796
Weighted average interest rate (1)	3.06%	3.70%	3.08%	3.69%

(1)
Excludes the effect of (accrual) amortization of net issuance premiums and debt issuance costs of $(1.0) million and $(1.1) million for the quarter and nine months ended September 30, 2024, respectively, and $1.1 million and $666,000 for the quarter and nine months ended September 30, 2023, respectively.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$1,334,797	$1,336,731
Unpaid principal balance	$1,527,681	$1,590,003
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the asset-backed financings.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ended September 30,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,839,742	$89,018	$1,345,000	$525,250	$880,474	$—	$—
Unsecured senior notes	825,000	210,000	345,000	—	53,500	216,500	—
Asset-backed financings at fair value (2)	1,527,681	—	—	—	—	—	1,527,681
Interest-only security payable at fair value (2)	35,098	—	—	—	—	—	35,098
Total	$5,227,521	$299,018	$1,690,000	$525,250	$933,974	$216,500	$1,562,779

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$13,183	$37,069	$26,143	$39,471
Provision for losses:
Pursuant to loan sales	459	448	917	2,126
Reduction in liability due to change in estimate	(5,180)	(4,365)	(18,598)	(7,920)
Losses incurred	(147)	—	(147)	(525)
Balance, end of period	$8,315	$33,152	$8,315	$33,152
UPB of loans subject to representations and warranties at end of period			$223,245,804	$228,679,429

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2024
(in thousands)
Commitments to purchase loans acquired for sale	$2,062,088

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

The Verthelyi Action seeks injunctive relief requiring the Company to implement SOFR as a replacement to the three-month LIBOR rate and damages for the putative class in the form of restitution, interest, disgorgement and other relief. The Company believes it has interpreted the Articles Supplementary to its Series A and Series B Preferred Shares consistent with their terms and, more specifically, the interest rate fallback provisions contained therein, as applied under the LIBOR Act and the LIBOR rules, and that the Verthelyi Action is without merit. Accordingly, while no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter. Pursuant to the terms of the Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and between the Company and PCM, the Company has assumed the defense of PCM in the Verthelyi Action. The Company and PCM each filed a motion to dismiss the complaint on August 20, 2024.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended September 30,
Preferred		Number of	Liquidation	Issuance	Carrying	Quarter		Nine months
Shares	Description (1)	shares	preference	discount	value	2024	2023	2024	2023
		(in thousands, except dividends per share)
Series A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.53	$1.53
Series B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.50	$1.50
Series C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$1.26	$1.26
		22,400	$560,000	$18,518	$541,482

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter and nine months ended September 30, 2024.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of September 30, 2024, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Nine months ended September 30,		Cumulative
	2024	2023	total (1)
	(in thousands)
Common Shares repurchased	—	2,274	29,102
Cost of Common Shares repurchased (2)	$—	$27,011	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through September 30, 2024.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Mortgage-backed securities	$123,433	$(144,031)	$50,310	$(127,434)
Loans:
Held in VIEs	75,360	(54,082)	71,381	(61,318)
Distressed	(10)	(59)	(51)	(485)
CRT arrangements	20,834	30,154	89,118	136,890
Asset-backed financings	(72,922)	58,474	(64,151)	66,108
Hedging derivatives	—	—	20,098	—
	$146,695	$(109,544)	$166,705	$13,761

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(23,594)	$(71,105)	$(94,999)	$(260,697)
Hedging activities	(72,868)	(30,155)	(116,797)	(52,822)
	(96,462)	(101,260)	(211,796)	(313,519)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	87,588	58,560	159,456	249,925
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(459)	(448)	(917)	(2,126)
Reduction of liability due to change in estimate	5,180	4,365	18,598	7,920
	4,721	3,917	17,681	5,794
Changes in fair value of loans and derivatives
Interest rate lock commitments	4,349	(2,050)	(1,631)	(2,870)
Loans	(9,528)	(1,710)	(3,721)	4,569
Hedging derivatives	27,397	54,247	81,099	75,564
	22,218	50,487	75,747	77,263
	114,527	112,964	252,884	332,982
Total from nonaffiliates	18,065	11,704	41,088	19,463
From PFSI ‒ cash gains	1,994	1,854	5,649	5,014
	$20,059	$13,558	$46,737	$24,477

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest income:
Cash and short-term investments	$7,590	$6,288	$22,867	$19,311
Mortgage-backed securities	66,573	66,563	184,762	180,244
Loans acquired for sale at fair value	23,900	14,720	50,804	77,487
Loans at fair value	16,044	9,514	41,617	38,348
Deposits securing CRT arrangements	15,042	16,419	46,121	46,410
Placement fees relating to custodial funds	47,256	44,005	124,226	110,602
Other	329	1,417	1,731	2,227
	176,734	158,926	472,128	474,629
Interest expense:
Assets sold under agreements to repurchase	86,900	87,414	244,821	284,027
Mortgage loan participation purchase and sale agreements	568	403	1,033	1,109
Notes payable secured by credit risk transfer and mortgage servicing assets	66,305	69,952	198,760	191,049
Unsecured senior notes	14,571	8,541	35,884	25,316
Asset-backed financings at fair value	10,838	13,652	34,918	38,796
Interest shortfall on repayments of loans serviced for Agency securitizations	1,913	1,503	5,011	4,322
Interest on loan impound deposits	2,285	2,079	5,284	4,737
Other	791	374	1,828	1,089
	184,171	183,918	527,539	550,445
	$(7,437)	$(24,992)	$(55,411)	$(75,816)

Note 22—Share-Based Compensation

The Company has an equity incentive plan, adopted in 2019, that provides for the issuance of equity based awards based on Common Shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Grants:
Restricted share units	—	—	182	172
Performance share units	—	—	140	166
	—	—	322	338
Grant date fair value:
Restricted share units	$—	$—	$2,605	$2,212
Performance share units	—	—	2,007	2,088
	$—	$—	$4,612	$4,300
Vestings:
Restricted share units	—	—	164	140
Performance share units (1)	—	—	203	48
	—	—	367	188
Forfeitures:
Restricted share units	—	—	3	6
Performance share units	—	—	4	—
	—	—	7	6
Compensation expense relating to share-based grants	$816	$1,420	$3,008	$3,421

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the nine months ended September 30, 2024 was 203,110 Common Shares, which is approximately 140% of the originally granted performance-based RSUs.

	September 30, 2024
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	265	251
Grant date average fair value per unit	$14.10	$14.04

Note 23—Income Taxes

The Company’s effective tax rate was (56.1)% and (30.8)% with consolidated pretax income of $26.5 million and $87.5 million for the quarter and nine months ended September 30, 2024. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $15.5 million on a pretax loss of $64.7 million and tax benefit of $27.5 million on a pretax loss of $115.6 million for the quarter and nine months ended September 30, 2024. For the same periods in 2023, the TRS recognized a tax expense of $57.1 million on pretax income of $234.0 million and tax expense of $56.5 million on pretax income of $221.9 million. The Company’s reported consolidated pretax income was $118.4 million for the quarter ended September 30, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2024, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ended September 30, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands except per share amounts)
Net income	$41,407	$61,422	$114,449	$146,743
Dividends on preferred shares	(10,455)	(10,455)	(31,364)	(31,364)
Effect of participating securities—share-based compensation awards	(106)	(147)	(323)	(332)
Net income attributable to common shareholders	30,846	50,820	82,762	115,047
Interest on Exchangeable Notes, net of income taxes	—	6,359	—	18,773
Loss attributable to participating securities	—	(4)	—	(35)
Diluted net income attributable to common shareholders	$30,846	$57,175	$82,762	$133,785
Weighted average basic shares outstanding	86,861	86,760	86,800	87,613
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	—	24,328	—	24,328
Diluted weighted average shares outstanding	86,861	111,088	86,800	111,941
Basic earnings per share	$0.36	$0.59	$0.95	$1.31
Diluted earnings per share	$0.36	$0.51	$0.95	$1.20

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Shares issuable under share-based compensation plan	151	188	210	166

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

Financial highlights by operating segment are summarized below:

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2024	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$27,113	$119,582	$—	$—	$146,695
Net gains on loans acquired for sale	—	—	20,059	—	20,059
Net loan servicing fees	—	(85,080)	—	—	(85,080)
Net interest expense:
Interest income	21,389	128,458	23,853	3,034	176,734
Interest expense	21,921	136,873	24,273	1,104	184,171
	(532)	(8,415)	(420)	1,930	(7,437)
Other	(65)	—	6,692	—	6,627
	26,516	26,087	26,331	1,930	80,864
Expenses:
Loan fulfillment and servicing fees payable to PFSI	20	22,220	11,492	—	33,732
Management fees	—	—	—	7,153	7,153
Other	47	3,376	1,590	8,432	13,445
	67	25,596	13,082	15,585	54,330
Pretax income	$26,449	$491	$13,249	$(13,655)	$26,534
Total assets at end of quarter	$1,453,245	$9,429,883	$1,724,696	$447,830	$13,055,654

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Quarter ended September 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$38,772	$(148,316)	$—	$—	$(109,544)
Net gains on loans acquired for sale	—	—	13,558	—	13,558
Net loan servicing fees	—	281,298	—	—	281,298
Net interest expense:
Interest income	26,235	114,430	14,656	3,605	158,926
Interest expense	23,235	142,942	16,388	1,353	183,918
	3,000	(28,512)	(1,732)	2,252	(24,992)
Other	(251)	—	3,360	—	3,109
	41,521	104,470	15,186	2,252	163,429
Expenses:
Loan fulfillment and servicing fees payable to PFSI	33	20,224	5,531	—	25,788
Management fees	—	—	—	7,175	7,175
Other	492	2,683	809	8,062	12,046
	525	22,907	6,340	15,237	45,009
Pretax income	$40,996	$81,563	$8,846	$(12,985)	$118,420
Total assets at end of quarter	$1,620,322	$10,079,073	$1,134,812	$389,129	$13,223,336

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2024	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$104,114	$62,591	$—	$—	$166,705
Net gains on loans acquired for sale	—	—	46,737	—	46,737
Net loan servicing fees	—	57,119	—	—	57,119
Net interest expense:
Interest income	68,520	343,954	50,652	9,002	472,128
Interest expense	69,204	403,262	51,541	3,532	527,539
	(684)	(59,308)	(889)	5,470	(55,411)
Other	(155)	—	11,272	—	11,117
	103,275	60,402	57,120	5,470	226,267
Expenses:
Loan fulfillment and servicing fees payable to PFSI	60	62,706	19,935	—	82,701
Management fees	—	—	—	21,474	21,474
Other	202	7,574	2,716	24,076	34,568
	262	70,280	22,651	45,550	138,743
Pretax income	$103,013	$(9,878)	$34,469	$(40,080)	$87,524
Total assets at end of period	$1,453,245	$9,429,883	$1,724,696	$447,830	$13,055,654

	Credit	Interest rate
	sensitive	sensitive	Correspondent
Nine months ended September 30, 2023	strategies	strategies	production	Corporate	Total
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings	$161,867	$(148,106)	$—	$—	$13,761
Net gains on loans acquired for sale	—	—	24,477	—	24,477
Net loan servicing fees	—	366,438	—	—	366,438
Net interest expense:
Interest income	72,775	315,168	77,292	9,394	474,629
Interest expense	62,790	406,098	78,259	3,298	550,445
	9,985	(90,930)	(967)	6,096	(75,816)
Other	(251)	—	15,638	—	15,387
	171,601	127,402	39,148	6,096	344,247
Expenses:
Loan fulfillment and servicing fees payable to PFSI	142	60,881	22,895	—	83,918
Management fees	—	—	—	21,510	21,510
Other	2,039	5,155	4,224	23,327	34,745
	2,181	66,036	27,119	44,837	140,173
Pretax income	$169,420	$61,366	$12,029	$(38,741)	$204,074
Total assets at end of period	$1,620,322	$10,079,073	$1,134,812	$389,129	$13,223,336

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
Measurement date	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2024	$865,895	$580,944	13%	6%	$587,218	$219,026
December 31, 2023	$874,628	$584,131	15%	6%	$450,210	$210,691

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

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage-related assets. Our loans and MSRs are serviced by PennyMac Loan Services, LLC (“PLS”). PCM and PLS are both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

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

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We have previously entered into loan sales arrangements with Fannie Mae pursuant to which we accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on those loans and comprise the Company’s investments in CRT arrangements.

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable) totaling approximately $1.1 billion at September 30, 2024.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior MBS securities. However, we incur credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We sold approximately $111.0 million of our holdings of subordinate credit-linked MBS during the nine months ended September 30, 2024. We held subordinate credit-linked MBS with fair values totaling approximately $196.3 million at September 30, 2024.

As the result of the Company’s consolidation of the variable interest entities that issued certain of the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include loans underlying these and similar transactions with unpaid principal balances (“UPBs”) totaling approximately
$1.6 billion on our consolidated balance sheet as of September 30, 2024.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the nine months ended September 30, 2024, we received approximately $159.5 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.8 billion of MSRs at fair value at

September 30, 2024.

•
REIT-eligible Agency, senior non-Agency, and Agency IO and PO stripped MBS. During the nine months ended September 30, 2024, we purchased approximately $516.0 million of Agency PO stripped and IO stripped MBS and sold $869.4 million of fixed-rate pass-through securities and IO stripped MBS. We held Agency fixed-rate pass-through, senior non-Agency, and Agency IO stripped and PO stripped MBS with fair values totaling approximately $4.0 billion at September 30, 2024.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$5,172,208	$3,107,613	$9,340,802	$13,576,673
To PennyMac Financial Services, Inc.	20,341,142	18,725,228	57,502,461	50,812,386
	$25,513,350	$21,832,841	$66,843,263	$64,389,059
Net gains on loans acquired for sale	$20,059	$13,558	$46,737	$24,477
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$87,588	$58,560	$159,456	$249,925

During the nine months ended September 30, 2024, we purchased newly originated prime credit quality residential loans with fair values totaling $67.9 billion as compared to $63.7 billion for the nine months ended September 30, 2023, in our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We may also sell conventional loans that we purchase to PLS subject to our and PLS's mutual agreement. During the nine months ended September 30, 2024, we sold $30.2 billion and $26.3 billion UPB of government guaranteed or insured loans and conventional loans, respectively, to PLS in order to optimize our use and allocation of capital.

Our purchase volume included $57.5 billion and $50.8 billion of loans we sold to PLS during the nine months ended September 30, 2024 and 2023, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the nine months ended September 30, 2024, we received sourcing fees totaling $5.6 million, relating to $56.5 billion, in UPB of loans that we sold to PLS.

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

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$123,433	$(144,031)	$50,310	$(127,434)
Loans:
Held in variable interest entities	75,360	(54,082)	71,381	(61,318)
Distressed	(10)	(88)	(51)	(515)
CRT arrangements	8,959	19,090	46,933	95,220
Interest-only security payable at fair value	(2,390)	(4,228)	(2,431)	(6,363)
Asset-backed financings at fair value	(72,922)	58,474	(64,151)	66,108
	132,430	(124,865)	101,991	(34,302)
Net gains on loans acquired for sale (1)	114,527	112,964	252,884	332,982
Net loan servicing fees‒MSR valuation adjustments (2)	(78,905)	162,605	122,378	(35,444)
	$168,052	$150,704	$477,253	$263,236
Net investment income	$80,864	$163,429	$226,267	$344,247
Non-cash items as a percentage of net investment income	208%	92%	211%	76%

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

Results of Operations

Business Trends

The U.S. Federal Reserve has begun to reduce the federal funds rate from its highest level since 2007 as inflationary pressures have abated, and longer term interest rates have declined slightly from their most elevated levels in recent years. Elevated interest rates have constrained growth in the size of the mortgage origination market from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024, but forecasted declining interest rates are projected to increased the refinancing activity and are projected to drive the origination market higher to $2.3 trillion in 2025, according to mortgage origination economists.

Declining interest rates and increasing opportunity for refinancing in recent periods have driven increased mortgage production activity in the most recent quarter, and also led to increasing prepayment speeds on our mortgage servicing portfolio from the historically slow prepayment speeds experienced earlier in the year. Higher interest rate levels have increased the costs of floating rate borrowings and interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to the same period in the prior year, although we would expect these to begin declining as well as if the Federal Reserve reduces the federal funds rate as expected. We have also continued our sales of conventional loans to PLS during the nine months ended September 30, 2024, and we intend to continue to sell a portion of our conventional loans to PLS throughout the remainder of 2024 to optimize our use and allocation of capital.

The recent period of inflationary pressure and elevated interest rates may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as our CRT arrangements or subordinate credit-linked notes and increase losses from our representations and warranties. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to help moderate the negative effects of credit performance in an economic downturn.

We are aggregating Agency eligible non-owner occupied loans and evaluating investment opportunities in the private label securitization market.

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollar amounts in thousands, except per common share amounts)
Net gains (losses) on investments and financings	$146,695	$(109,544)	$166,705	$13,761
Loan production income (1)	26,699	16,784	57,836	39,704
Net loan servicing fees	(85,080)	281,298	57,119	366,438
Net interest expense	(7,437)	(24,992)	(55,411)	(75,816)
Other	(13)	(117)	18	160
Net investment income	80,864	163,429	226,267	344,247
Expenses	54,330	45,009	138,743	140,173
Pretax income	26,534	118,420	87,524	204,074
(Benefit from) provision for income taxes	(14,873)	56,998	(26,925)	57,331
Net income	41,407	61,422	114,449	146,743
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net income attributable to common shareholders	$30,952	$50,967	$83,085	$115,379
Pretax income by segment:
Credit sensitive strategies	$26,449	$40,996	$103,013	$169,420
Interest rate sensitive strategies	491	81,563	(9,878)	61,366
Correspondent production	13,249	8,846	34,469	12,029
Corporate	(13,655)	(12,985)	(40,080)	(38,741)
	$26,534	$118,420	$87,524	$204,074
Annualized return on average common shareholders' equity	8.8%	14.5%	7.8%	10.8%
Earnings per common share
Basic	$0.36	$0.59	$0.95	$1.31
Diluted	$0.36	$0.51	$0.95	$1.20
Dividends per common share	$0.40	$0.40	$1.20	$1.20

	September 30, 2024	December 31, 2023
Total assets	$13,055,654	$13,113,887
Book value per common share	$15.85	$16.13
Closing price per common share	$14.26	$14.95

(1)
Includes net gains on sales of loans and loan origination fees.

Our consolidated net income decreased by $20.0 million and $32.3 million during the quarter and nine months ended September 30, 2024, as compared to the quarter and nine months ended September 30, 2023 reflecting the fair value performance of our MSRs and reduced CRT-related investment gains, offset by increased gains on MBS and benefits from income taxes.

The decreases in the quarterly and nine months pretax results are summarized below:

•
Our credit sensitive strategies segment recognized a $9.3 million and $47.8 million decrease in net gains on our CRT arrangements during the quarter and nine months ended September 30, 2024, respectively, as market credit spreads tightened less compared to the same periods in 2023.
•
Our interest rate sensitive strategies segment recognized a $366.4 million and $309.3 million decrease in net servicing fees during the quarter and nine months ended September 30, 2024, respectively, resulting from increased net MSR valuation losses compared to the quarter and nine months ended September 30, 2023, caused by a decrease in market interest rates during the periods in 2024. These decreases were partially offset by a $277.7 million and $218.4 million increase in valuation gains on MBS and hedging derivatives during the quarter and nine months ended September 30, 2024, respectively, as well as a $20.1 million and $31.6 million decrease in net interest expense.
•
Our correspondent production segment recognized a $6.5 million and $22.3 million increase in our net gains on sales of loans during the quarter and nine months ended September 30, 2024, respectively, reflecting increased gain on sale margins for mortgage loans and a reduction of our liability for representations and warranties due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net gains (losses) on investments and financings	$146,695	$(109,544)	$166,705	$13,761
Net gains on loans acquired for sale	20,059	13,558	46,737	24,477
Loan origination fees	6,640	3,226	11,099	15,227
Net loan servicing fees	(85,080)	281,298	57,119	366,438
Net interest expense	(7,437)	(24,992)	(55,411)	(75,816)
Other	(13)	(117)	18	160
	$80,864	$163,429	$226,267	$344,247

Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Mortgage-backed securities	$123,433	$(144,031)	$50,310	$(127,434)
Loans at fair value:
Held in consolidated variable interest entities	75,360	(54,082)	71,381	(61,318)
Distressed	(10)	(59)	(51)	(485)
CRT arrangements	20,834	30,154	89,118	136,890
Asset-backed financings at fair value	(72,922)	58,474	(64,151)	66,108
Hedging derivatives	—	—	20,098	—
	$146,695	$(109,544)	$166,705	$13,761

The increase in net gains on investments for the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to improved performance from our investments in MBS as interest rates decreased, partially offset by reduced gains in our CRT arrangements as credit spreads did not tighten as much as during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2024, we recognized net valuation gains of $123.4 million and $50.3 million, respectively, as compared to net valuation losses of $144.0 million and $127.4 million for the same periods in 2023.

The increased gains recognized during the quarter ended September 30, 2024 reflect decreasing interest rates during the quarter and nine months ended September 30, 2024 as compared to increasing interest rates during the quarter ended September 30, 2023.

Loans at Fair Value – Held in VIEs and Asset-Backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded combined net valuation gains of $2.4 million and $7.2 million during the quarter and nine months ended September 30, 2024, as compared to a net valuation gains of $4.4 million and $4.8 million during the quarter and nine months ended September 30, 2023. The net gain during the quarter and nine months ended September 30, 2024, reflects the effect of credit spread tightening (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”), on our net investments secured by jumbo loans and investment properties, as well as the effect of decreasing interest rates.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
CRT derivatives and strips:
CRT derivatives
Realized	$3,275	$4,051	$10,248	$12,504
Valuation changes	5,460	9,113	13,716	26,619
	8,735	13,164	23,964	39,123
CRT strips
Realized	10,990	11,241	34,368	35,529
Valuation changes	3,499	9,977	33,217	68,601
	14,489	21,218	67,585	104,130
Interest-only security payable at fair value	(2,390)	(4,228)	(2,431)	(6,363)
	20,834	30,154	89,118	136,890
Interest income — Deposits securing CRT arrangements	15,042	16,419	46,121	46,410
	$35,876	$46,573	$135,239	$183,300

Net payments made to settle losses on CRT arrangements	$827	$496	$1,140	$2,252

	September 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,690	$16,160
CRT strip liabilities	(13,475)	(46,692)
Deposits securing CRT arrangements	1,135,447	1,209,498
Interest-only security payable at fair value	(35,098)	(32,667)
	$1,116,564	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$29,690	$16,160
Deposits securing CRT arrangements (1)	$1,135,447	$1,209,498

UPB of loans underlying CRT arrangements	$21,708,165	$23,152,230
Collection status (UPB):
Delinquency
Current	$21,105,679	$22,531,905
30-89 days delinquent	$424,102	$411,991
90-180 days delinquent	$119,236	$120,011
180 or more days delinquent	$42,283	$64,647
Foreclosure	$16,865	$23,676
Bankruptcy	$64,331	$58,696

(1)
Deposits securing credit risk transfer arrangements also secure $13.5 million and $46.7 million in CRT strip at September 30, 2024 and December 31, 2023, respectively.

The performance of our investments in CRT arrangements during the quarter and nine months ended September 30, 2024 and 2023 reflect credit spread tightening for CRT securities in the credit markets.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(23,594)	$(71,105)	$(94,999)	$(260,697)
Hedging activities	(72,868)	(30,155)	(116,797)	(52,822)
	(96,462)	(101,260)	(211,796)	(313,519)
Non-cash gains:
Receipt of MSRs in loan sale transactions	87,588	58,560	159,456	249,925
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(459)	(448)	(917)	(2,126)
Reduction in liability due to change in estimate	5,180	4,365	18,598	7,920
	4,721	3,917	17,681	5,794
Changes in fair value of financial instruments during the period:
Interest rate lock commitments	4,349	(2,050)	(1,631)	(2,870)
Loans	(9,528)	(1,710)	(3,721)	4,569
Hedging derivatives	27,397	54,247	81,099	75,564
	22,218	50,487	75,747	77,263
	114,527	112,964	252,884	332,982
Total from nonaffiliates	18,065	11,704	41,088	19,463
From PFSI—cash	1,994	1,854	5,649	5,014
	$20,059	$13,558	$46,737	$24,477

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$7,373,266	$3,492,877	$12,447,372	$14,402,777
To PFSI	8,229,074	10,333,029	26,756,917	21,637,229
	$15,602,340	$13,825,906	$39,204,289	$36,040,006
Acquisition of loans for sale (UPB):
To nonaffiliates	$5,948,057	$2,760,001	$9,949,135	$12,418,084
To PFSI	19,880,534	18,780,719	56,544,379	50,461,568
	$25,828,591	$21,540,720	$66,493,514	$62,879,652

The changes in Net gains on loans acquired for sale during the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023, reflect increased gain on sale margins for mortgage loans supplemented by the effect of a reduction in our liability for representations and warranties.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our Net gains on loans acquired for sale include our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair values of our IRLCs as the loan acquisition process progresses until we complete the acquisitions or the commitments are canceled. Such adjustments are included in our Net gains on loans acquired for sale. The fair values of our IRLCs becomes part of the carrying values of our loans when we complete the purchases of the loans. The methods and key inputs we use to measure the fair values of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

The MSRs and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates change as circumstances change, and changes in these estimates are recognized in our income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our income.

Mortgage Servicing Rights

The methods we use to measure and update the measurements of our MSRs as well as the effect of changes in valuation inputs on MSR fair value are detailed in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

Liability for Losses Under Representations and Warranties

We recognize liabilities for losses we expect to incur relating to the representations and warranties we provide to purchasers in our loan sales transactions. The representations and warranties we provide require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local laws.

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer against credit losses attributable to the loans with indemnified defects. In such cases, we bear any subsequent credit losses on the loans. Our credit losses may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of those repurchase losses from that correspondent seller.

We recorded a provision for losses relating to representations and warranties relating to loan sales of $459,000 and $917,000, respectively, for the quarter and nine months ended September 30, 2024 and $448,000 and $2.1 million, respectively, for the quarter and nine months ended September 30, 2023.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of period	$15,178	$12,148	$12,124	$8,108
New indemnifications	343	1,734	3,397	6,522
Less: indemnified loans sold, repaid or refinanced	540	1,980	540	2,728
Loans indemnified at end of period	$14,981	$11,902	$14,981	$11,902
Indemnified loans indemnified by correspondent lenders at end of period			$5,772	$4,076
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$5,488	$4,190
Repurchase activity (UPB):
Loans repurchased	$7,612	$13,908	$25,383	$50,849
Less:
Loans repurchased by correspondent sellers	7,621	14,383	19,622	46,063
Loans resold or repaid by borrowers	1,810	1,469	5,267	11,081
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(1,819)	$(1,944)	$494	$(6,295)
Losses charged to liability for representations and warranties	$147	$—	$147	$525
At end of period:
Loans subject to representations and warranties			$223,245,804	$228,679,429
Liability for representations and warranties			$8,315	$33,152

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

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severities of loss in the event of default and the probabilities of reimbursement by the correspondent loan sellers. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis and adjust the liability for estimated losses in excess of the recorded liability.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $5.2 million and $18.6 million reductions in the liability for representations and warranties during the quarter and nine months ended September 30, 2024, respectively, and $4.4 million and $7.9 during the quarter and nine months ended September 30, 2023, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees increased during the quarter ended September 30, 2024 compared to the same period in 2023, as we purchased more loans for sale to nonaffiliates during the quarter ended September 30, 2024. Loan origination fees decreased during the nine months ended September 30, 2024, compared to the same period in 2023, reflecting the overall decrease in our purchase volume of loans for sale to nonaffiliates during the nine months ended September 30, 2024.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees	$166,617	$170,561	$494,927	$511,043
Effect of MSRs and hedging results	(251,697)	110,737	(437,808)	(144,605)
Net loan servicing fees	$(85,080)	$281,298	$57,119	$366,438

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Contractually specified servicing fees	$162,605	$166,809	$485,089	$496,522
Ancillary and other fees:
Late charges	1,044	878	3,019	2,442
Other	2,968	2,874	6,819	12,079
	4,012	3,752	9,838	14,521
	$166,617	$170,561	$494,927	$511,043
Average UPB of underlying loans	$227,804,449	$231,333,064	$229,174,686	$231,333,990

Loan servicing fees that relate to our MSRs are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, and incentive fees we receive from the Agencies for loss mitigation activities as well as fees we charge to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023, is due primarily to a slight reduction in our MSR servicing portfolio, reflecting the shift of a portion of our loan sales from third party sales with servicing rights retained to sales to PLS which include the transfer of servicing rights to PLS.

Mortgage Servicing Rights and Hedging

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the servicing cashflows and changes due to changes in inputs used to estimate fair value. We endeavor to moderate the effects of changes in fair value attributable to changes in fair value inputs (market conditions) primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$(84,306)	$263,139	$33,303	$232,414
Recapture income from PFSI	441	500	1,267	1,494
Hedging results	(67,220)	(50,689)	(175,399)	(81,584)
	(151,085)	212,950	(140,829)	152,324
Realization of cash flows	(100,612)	(102,213)	(296,979)	(296,929)
	$(251,697)	$110,737	$(437,808)	$(144,605)
Average balance of mortgage servicing rights	$3,876,497	$4,054,265	$3,935,371	$4,014,783

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter and nine months ended September 30, 2024 reflect the effects of expectations for faster future prepayments of the underlying loans.

The decrease in loan recapture income from PFSI reflects the decrease in refinancing activity in our MSR portfolio during the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023. We have an agreement with PFSI that allows us to receive a recapture fee when PFSI refinances a loan for which we held the MSRs. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.
Hedging results reflect valuation losses in hedges against interest rate changes during the quarter and nine months ended September 30, 2024 that are attributable to the effects of interest rate volatility and elevated hedge costs on the fair value of the hedging instruments. Hedging results reflect valuation losses in hedges against interest rates during the quarter and nine months ended September 30, 2024, that are attributable to the effects of interest rate volatility and elevated hedge costs on the fair value of the hedging instruments. PMT’s hedging activities are intended to manage its net exposure across all interest rate sensitive strategies, which include MSRs, MBS and related tax impacts. For the quarter ended September 30, 2024, the loss in net loan servicing fees due to changes in valuation inputs to the valuation model and hedging results due to interest rate decreases and volatility, along with related tax impacts, were largely offset by gains on mortgage-backed securities recorded in net investment income also due to the effect of decreasing interest rates.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

The following table summarizes for the dates presented collection status information for loans in our originated MSR portfolio:

	September 30, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$224,586,882	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,510,113	$2,184,500
90 or more days delinquent:
Not in foreclosure	$891,525	$1,029,962
In foreclosure	$105,065	$85,045
Bankruptcy	$256,683	$185,320
Custodial funds managed by the Company (1)	$3,019,441	$1,759,974

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

Following is a summary of characteristics of our MSR servicing portfolio as of September 30, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$113,315,411	435	3.8%	47	302	$261	757	75%	52%	0.9%
Freddie Mac	110,793,124	394	3.8%	38	309	$282	761	74%	56%	0.5%
Other (2)	4,018,789	15	4.9%	36	321	$262	760	72%	56%	0.7%
	$228,127,324	844	3.8%	42	305	$270	759	75%	54%	0.7%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30, 2024			Quarter ended September 30, 2023
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$7,590	$502,592	6.01%	$6,288	$431,256	5.80%
Mortgage-backed securities	66,573	4,105,749	6.45%	66,563	4,711,723	5.62%
Loans acquired for sale	23,900	1,069,653	8.89%	14,720	868,808	6.74%
Loans at fair value	16,044	1,388,368	4.60%	9,514	1,437,418	2.63%
Deposits securing CRT arrangements	15,042	1,157,694	5.17%	16,419	1,255,966	5.20%
	129,149	8,224,056	6.25%	113,504	8,705,171	5.19%
Placement fees relating to custodial funds	47,256			44,005
Other	329			1,417
	$176,734	$8,224,056	8.55%	$158,926	$8,705,171	7.26%
Liabilities:
Assets sold under agreements to repurchase	$86,900	$5,513,519	6.27%	$87,414	$5,714,082	6.09%
Mortgage loan participation purchase and sale agreements	568	32,353	6.98%	403	22,043	7.27%
Notes payable secured by credit risk transfer and mortgage servicing assets	66,305	2,854,487	9.24%	69,952	3,106,809	8.96%
Senior notes	14,571	825,000	7.03%	8,541	553,338	6.14%
Asset-backed financings	10,838	1,542,753	2.79%	13,652	1,342,093	4.05%
	179,182	10,768,112	6.62%	179,962	10,738,365	6.67%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,913			1,503
Interest on loan impound deposits	2,285			2,079
Other	791			374
	184,171	$10,768,112	6.80%	183,918	$10,738,365	6.81%
	$(7,437)			$(24,992)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$22,867	$535,677	5.70%	$19,311	$511,194	5.06%
Mortgage-backed securities	184,762	4,087,442	6.04%	180,244	4,603,082	5.25%
Loans acquired for sale	50,804	1,002,719	6.77%	77,487	1,613,347	6.44%
Loans at fair value	41,617	1,401,643	3.97%	38,348	1,479,525	3.47%
Deposits securing CRT arrangements	46,121	1,176,798	5.24%	46,410	1,285,327	4.84%
	346,171	8,204,279	5.64%	361,800	9,492,475	5.11%
Placement fees relating to custodial funds	124,226			110,602
Other	1,731			2,227
	$472,128	$8,204,279	7.69%	$474,629	$9,492,475	6.70%
Liabilities:
Assets sold under agreements to repurchase	$244,821	$5,225,906	6.26%	$284,027	$6,451,377	5.90%
Mortgage loan participation purchase and sale agreements	1,033	18,829	7.33%	1,109	20,991	7.08%
Notes payable secured by credit risk transfer and mortgage servicing assets	198,760	2,871,883	9.24%	191,049	2,995,752	8.55%
Unsecured senior notes	35,884	710,496	6.75%	25,316	549,063	6.18%
Asset-backed financings	34,918	1,561,810	2.99%	38,796	1,381,994	3.76%
	515,416	10,388,924	6.63%	540,297	11,399,177	6.35%
Interest shortfall on repayments of loans serviced for Agency securitizations	5,011			4,322
Interest on loan impound deposits	5,284			4,737
Other	1,828			1,089
	527,539	$10,388,924	6.78%	550,445	$11,399,177	6.47%
	$(55,411)			$(75,816)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended September 30, 2024			Nine months ended September 30, 2024
	vs.			vs.
	Quarter ended September 30, 2023			Nine months ended September 30, 2023
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$231	$1,071	$1,302	$2,576	$980	$3,556
Mortgage-backed securities	9,159	(9,149)	10	25,801	(21,283)	4,518
Loans acquired for sale	5,321	3,859	9,180	3,826	(30,509)	(26,683)
Loans at fair value	6,865	(335)	6,530	5,335	(2,066)	3,269
Deposits securing CRT arrangements	(100)	(1,277)	(1,377)	3,721	(4,010)	(289)
	21,476	(5,831)	15,645	41,259	(56,888)	(15,629)
Placement fees relating to custodial funds			3,251			13,624
Other			(1,088)			(496)
	$21,476	$(5,831)	$17,808	$41,259	$(56,888)	$(2,501)
Liabilities:
Assets sold under agreements to repurchase	$2,604	$(3,118)	$(514)	$16,630	$(55,836)	$(39,206)
Mortgage loan participation purchase and sale agreements	(17)	182	165	39	(115)	(76)
Notes payable secured by credit risk transfer and mortgage servicing assets	2,164	(5,811)	(3,647)	15,621	(7,910)	7,711
Senior notes	1,369	4,661	6,030	2,506	8,062	10,568
Asset-backed financings	(4,649)	1,835	(2,814)	(8,595)	4,717	(3,878)
	1,471	(2,251)	(780)	26,201	(51,082)	(24,881)
Interest shortfall on repayments of loans serviced for Agency securitizations			410			689
Interest on loan impound deposits			206			547
Other			417			739
	1,471	(2,251)	253	26,201	(51,082)	(22,906)
	$20,005	$(3,580)	$17,555	$15,058	$(5,806)	$20,405

The decrease in net interest expense during the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023, is due to yields on our interest-earning assets increasing more than the cost of our interest-bearing liabilities and the increase in earnings from placement fees relating to custodial funds managed for borrowers and investors.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$22,240	$20,257	$62,766	$61,023
Management fees	7,153	7,175	21,474	21,510
Loan fulfillment fees	11,492	5,531	19,935	22,895
Professional services	2,614	2,133	6,738	5,537
Compensation	1,326	1,961	4,611	4,779
Loan collection and liquidation	2,257	1,890	4,297	3,378
Safekeeping	1,174	467	3,067	2,707
Loan origination	1,408	710	2,414	3,785
Other	4,666	4,885	13,441	14,559
	$54,330	$45,009	$138,743	$140,173

Expenses increased $9.3 million and decreased $1.4 million, or 21% and 1%, respectively, during the quarter and nine months ended September 30, 2024, as compared to the same periods in 2023, primarily due to increased loan fulfillment fees reflecting increased production for sale to nonaffiliates during the quarter ended September 30, 2024 and decreased loan fulfillment fees, reflecting reduced loan production for sale to nonaffiliates, during the nine months ended September 30, 2024.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$158	$112	$342	$569
Loans at fair value	60	33	185	184
Mortgage servicing rights	22,022	20,112	62,239	60,270
	$22,240	$20,257	$62,766	$61,023
Average investment in loans:
Acquired for sale	$1,069,653	$868,808	$1,002,719	$1,613,347
At fair value	$1,388,368	$1,437,418	$1,401,643	$1,479,525
Average MSR portfolio unpaid principal balance	$227,804,449	$231,333,064	$229,174,686	$231,333,990

MSR recapture fees	$441	$500	$1,267	$1,494
UPB of loans recaptured	$71,370	$77,403	$207,651	$270,720

Loan servicing fees increased by $2.0 million and $1.74 million during the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Management Fees

Management fees decreased by $22,000 and $36,000 during the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. Management fees decreased due to lower average shareholders’ equity during the quarter and nine months ended September 30, 2024.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Loan fulfillment fees earned by PLS	$11,492	$5,531	$19,935	$22,895
UPB of loans fulfilled by PLS	$5,948,057	$2,760,000	$9,949,135	$12,418,084

Fulfillment fees increased $6.0 million and decreased $3.0 million during the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase during the quarter ended September 30, 2024 was due to an increase in the volume of loans purchased for sale to nonaffiliates as compared to the overall decrease in loans purchased for sale to nonaffiliates volume during the nine months ended September 30, 2023. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Loan Origination

Loan origination expenses increased $698,000 and decreased $1.4 million, during the quarter and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily reflecting an increase during the quarter ended September 30, 2024 in the volume of loans purchased for sale to nonaffiliates as compared to the overall decrease in the volume of loans purchased for sale to nonaffiliates during the nine months ended September 30, 2023.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Common overhead allocation from PFSI	$1,867	$1,489	$5,811	$5,450
Bank service charges	622	483	1,662	1,478
Technology	511	601	1,449	1,521
Insurance	436	472	1,390	1,494
Other	1,230	1,840	3,129	4,616
	$4,666	$4,885	$13,441	$14,559

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

The Company’s effective tax rate was (56.1)% and (30.8)% with consolidated pretax income of $26.5 million and $87.5 million for the quarter and nine months ended September 30, 2024. The Company’s TRS recognized a tax benefit of $15.5 million on a pretax loss of $64.7 million and tax benefit of $27.5 million on a pretax loss of $115.6 million for the quarter and nine months ended September 30, 2024. For the same periods in 2023, the TRS recognized a tax expense of $57.1 million on pretax income of $234.0 million and a tax expense of $56.5 million on pretax income of $221.9 million. The Company’s reported consolidated pretax income was $118.4 million for the quarter ended September 30, 2023. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2024, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended September 30, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2024	2023
	(in thousands)
Assets
Cash and short-term investments	$447,145	$409,423
Mortgage-backed securities at fair value	4,182,382	4,836,292
Loans acquired for sale at fair value	1,665,796	669,018
Loans at fair value	1,429,525	1,433,820
Derivative assets	81,844	177,984
Deposits securing credit risk transfer arrangements	1,135,447	1,209,498
Mortgage servicing rights	3,809,047	3,919,107
	12,751,186	12,655,142
Other	304,468	458,745
Total assets	$13,055,654	$13,113,887
Liabilities
Debt:
Short-term	$5,777,251	$5,624,558
Long-term	5,014,918	4,880,461
	10,792,169	10,505,019
Other	326,698	651,778
Total liabilities	11,118,867	11,156,797
Shareholders’ equity	1,936,787	1,957,090
Total liabilities and shareholders’ equity	$13,055,654	$13,113,887

Total assets decreased by approximately $58.2 million during the period from December 31, 2023 through September 30, 2024, primarily due to a $653.9 million reduction in Mortgage-backed securities at fair value and a $110.1 million decrease in MSR fair value partially offset by an increase of $996.8 million in Loans acquired for sale at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$14,384,633	$12,810,679	$36,834,544	$33,722,514
Government insured or guaranteed (2)	12,047,525	8,945,053	30,892,013	29,975,859
Jumbo loans	97,982	—	134,886	1,002
Advances to home equity lines of credit	—	52	—	102
	$26,530,140	$21,755,784	$67,861,443	$63,699,477

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

During the quarter and nine months ended September 30, 2024, we purchased for sale $26.5 billion and $67.9 billion, respectively, in fair value of correspondent production loans as compared to $21.8 billion and $63.7 billion during the same periods in 2023.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$—	$6,555	$(111,044)	$70,616

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	—	—	(830,296)	308,742
Principal-only stripped mortgage-backed securities	80,442	—	479,902	—
Senior non-Agency securities	—	57,829	—	99,803
Interest-only stripped mortgage-backed securities	—	103,547	—	103,547
Mortgage servicing rights:
Purchases	—	16,263	29,428	16,263
Received in loan sales (1)	51,979	(46,536)	123,847	144,829
	132,421	131,103	(197,119)	673,184
	$132,421	$137,658	$(308,163)	$743,800

(1)
Net of exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities.

Our acquisitions during the quarter and nine months ended September 30, 2024 and 2023 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2024				December 31, 2023
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,252,908	$3,217,437	6.8	5.4%	$4,270,056	$4,311,342	7.6	5.1%
Principal-only stripped securities	540,789	631,601	2.8	0.1%	53,336	65,573	3.3	0.0%
Subordinate credit-linked securities	196,311	174,813	5.5	13.1%	301,180	275,963	4.3	12.4%
Senior non-Agency securities	111,118	115,302	7.0	5.1%	117,489	124,771	7.0	5.1%
Interest-only stripped securities	81,256	395,952	6.9	4.9%	94,231	419,791	7.3	4.9%
	$4,182,382	$4,535,105			$4,836,292	$5,197,440

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	September 30, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,690	$16,160
Derivative and credit risk transfer strip liabilities- CRT strips	(13,475)	(46,692)
Deposits securing CRT arrangements	1,135,447	1,209,498
Interest-only security payable at fair value	(35,098)	(32,667)
	$1,116,564	$1,146,299
UPB of loans subject to credit guarantee obligations	$21,708,165	$23,152,230

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2024:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,449	$10,098	$2,602	$2,198	$1,800	$561	$21,708
Liquidations:
Balances	$1.0	$8.4	$59.2	$163.5	$123.2	$61.4	$416.7
Losses	$—	$0.9	$5.7	$20.4	$13.1	$7.4	$47.5
Modifications:
Balances	$68.6	$554.4	$306.9	$—	$—	$—	$929.9
Losses	$1.8	$19.4	$14.9	$—	$—	$—	$36.1
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.5%	35.1%	35.7%	35.8%
Origination FICO credit score	765	754	736	745	751	743	753
Origination loan-to value ratio	80.7%	83.3%	83.5%	82.4%	80.6%	80.9%	82.4%
Current loan-to value ratio (1)	50.0%	49.8%	47.5%	42.5%	38.5%	36.0%	47.5%

(1)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$467	$1,001	$328	$234	$351	$107	$2,488
Florida	488	965	335	229	191	50	2,258
Texas	527	871	208	187	222	83	2,098
Virginia	239	449	94	101	125	54	1,062
Maryland	177	433	119	127	119	31	1,006
Other	2,551	6,379	1,518	1,320	792	236	12,796
	$4,449	$10,098	$2,602	$2,198	$1,800	$561	$21,708

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Northeast	$414	$1,269	$307	$323	$233	$84	$2,630
Southeast	1,509	3,449	932	753	564	171	7,378
Midwest	413	1,062	223	209	162	40	2,109
Southwest	1,157	2,222	487	428	332	116	4,742
West	956	2,096	653	485	509	150	4,849
	$4,449	$10,098	$2,602	$2,198	$1,800	$561	$21,708

(1)
Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI; Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; and West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,429	$10,012	$2,552	$2,185	$1,793	$559	$21,530
90 - 179 Days	13	53	32	12	7	2	119
180+ Days	5	24	13	—	—	—	42
Foreclosure	2	9	5	1	—	—	17
	$4,449	$10,098	$2,602	$2,198	$1,800	$561	$21,708
Bankruptcy	$4	$31	$16	$5	$7	$1	$64

Cash Flows

Our cash flows for the periods ended September 30, 2024 and 2023 are summarized below:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating activities	$(1,082,381)	$807,162
Investing activities	1,078,349	60,482
Financing activities	67,305	(743,114)
Net cash flows	$63,273	$124,530

Our cash flows resulted in a net increase in cash of $63.3 million during the nine months ended September 30, 2024, as discussed below.

Operating activities

Cash used in operating activities totaled $1.1 billion during the nine months ended September 30, 2024, as compared to cash provided by our operating activities of $807.2 million during the nine months ended September 30, 2023. Cash flows from operating activities are influenced by cash flows from loans acquired for sale as shown below:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(1,043,498)	$639,045
Other	(38,883)	168,117
	$(1,082,381)	$807,162

Cash flows from loans acquired for sale primarily reflect changes in the level of inventory from the beginning to end of the periods presented. Our inventory of loans held for sale increased during the nine months ended September 30, 2024, as compared to a decrease during the same period in 2023.

Investing activities

Net cash provided by our investing activities was $1.1 billion for the nine months ended September 30, 2024, as compared to net cash provided by our investing activities of $60.5 million for the nine months ended September 30, 2023, primarily due to our net sale of MBS.

Financing activities

Net cash provided by our financing activities was $67.3 million for the nine months ended September 30, 2024, as compared to net cash used in our financing activities of $743.1 million for the nine months ended September 30, 2023. This change primarily reflects relative stability in the size of our balance sheet during the nine months ended September 30, 2024.

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

Our debt financing as of September 30, 2024 is summarized below:

	Assets financed
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$3,981,417	$1,505,024	$61,149	$50,808	$150,063	$—	$5,748,461
Mortgage loan participation purchase and sale agreements	—	28,790	—	—	—	—	28,790
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	766,415	2,063,693	—	2,830,108
Asset-backed financings at fair value	—	—	1,334,797	—	—	—	1,334,797
Interest-only security payable	—	—	—	35,098	—	—	35,098
Total secured borrowings	3,981,417	1,533,814	1,395,946	852,321	2,213,756	—	9,977,254
Unsecured senior notes							814,915
Total borrowings	$3,981,417	$1,533,814	$1,395,946	$852,321	$2,213,756	$—	10,792,169
Shareholders' equity							1,936,787
Total financing							$12,728,956

Assets pledged to secure borrowings	$4,182,382	$1,649,411	$1,427,722	$1,165,137	$3,816,015	$1,230	$12,241,897
Debt-to-equity ratio:
Excluding non-recourse debt							4.9:1
Total							5.6:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2024	2023	2024	2023
	(in thousands)
Average balance outstanding	$5,513,519	$5,714,082	$5,225,906	$6,451,377
Maximum daily balance outstanding	$6,474,799	$6,318,746	$7,624,113	$9,412,768
Ending balance			$5,751,519	$6,020,716

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $11.3 billion at September 30, 2024.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between September 30, 2024 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2024:

Counterparty	Amount at risk
(in thousands)
Goldman Sachs & Co. LLC	$116,420
Citibank, N.A.	90,248
Bank of America, N.A.	72,391
JPMorgan Chase & Co.	68,946
Atlas Securitized Products, L.P.	51,541
Wells Fargo Securities, LLC	40,668
Barclays Capital Inc.	34,513
Santander US Capital	19,410
RBC Capital Markets, L.P.	10,722
Morgan Stanley & Co. LLC	9,549
Daiwa Capital Markets America Inc.	6,617
Mizuho Financial Group	5,448
BNP Paribas	3,207
$529,680

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

September 30, 2024
(in thousands)
Loans acquired for sale at fair value	$1,665,796
Mortgage servicing rights at fair value	3,818,037
Other assets
From nonaffiliates	722,298
From PFSI	8,537
From non-issuer or non-guarantor subsidiaries	513,414
Total assets	$6,728,082

Total liabilities
Payable to nonaffiliates	$1,692,092
Payable to non-issuer or non-guarantor subsidiaries	4,650,634
Payable to PFSI	23,754
$6,366,480

Nine months ended September 30, 2024
(in thousands)
Net investment income
From nonaffiliates	$184,070
From PFSI	6,916
From non-issuer or non-guarantor subsidiaries (1)	(246,713)
Expenses
From nonaffiliates	17,207
From PFSI	98,883
Pre-tax loss	(171,817)
Benefit from income taxes	(42,353)
Net loss	$(129,464)

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
•
a maximum ratio of total indebtedness to tangible net worth of less than 10:1 for PMC and PMH and 10:1 for the Company and our Operating Partnership; and
•
at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.
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

Ginnie Mae has issued risk-based capital requirements which will be effective December 31, 2024. We believe that our servicer is in compliance with the Agency's pending requirements as of September 30, 2024.

We continue to explore a variety of additional means of financing our business, including debt financing through bank warehouse lines of credit, repurchase agreements, term financing, securitization transactions and unsecured debt and equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2024, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

All debt financing arrangements that matured between September 30, 2024 and the date of this Report have been renewed, extended or replaced.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2024, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$78,397	$110,601	$84,388	$(108,066)	$(166,104)	$(471,181)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2024, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$199,795	$97,431	$48,119	$(46,966)	$(92,816)	$(181,313)
Prepayment speed	$251,348	$120,970	$59,378	$(57,286)	$(112,596)	$(217,698)
Annual per-loan cost of servicing	$66,428	$33,214	$16,607	$(16,607)	$(33,214)	$(66,428)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$41,006	$20,198	$10,024	$(9,877)	$(19,609)	$(38,652)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(10,310)	$(6,176)	$(2,784)	$2,300	$4,196	$5,757

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of our business. See Note 17 — Commitments and Contingencies, to the financial statements contained in this report for a discussion of legal actions, claims and proceedings that are incorporated by reference into this Item.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2024.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
July 1, 2024 – July 31, 2024	—	$—	—	$73,353
August 1, 2024 – August 31, 2024	—	$—	—	$73,353
September 1, 2024 – September 30, 2024	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1^

First Amendment to Master Repurchase Agreement, dated as of October 18, 2024, among PMC FMSR VFN Funding, LLC, PMH FMSR VFN Funding, LLC, PennyMac Corp., PennyMac Holdings, LLC, and Goldman Sachs Bank, USA.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income For the quarter and nine months ended September 30, 2024 and September 30, 2023, (iii) the Consolidated Statements of Changes in Shareholders' Equity For the quarter and nine months ended September 30, 2024 and September 30, 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 and (v) the Notes to the Consolidated Financial Statements.

*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: October 30, 2024	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 30, 2024	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)