Form 10-K
period 2024-12-31
PennyMac Mortgage Investment Trust
filed 2025-02-20
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB	New York Stock Exchange
6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRC	New York Stock Exchange
8.50% Senior Notes Due 2028	PMTU	New York Stock Exchange
9.00% Senior Notes Due 2030	PMTV	New York Stock Exchange
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange

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

As of June 28, 2024, the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,184,012,486 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 17, 2025, there were 86,860,960 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2025 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2024

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
•
the performance of mortgage loans underlying mortgage-backed securities in which we retain credit risk;
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
•
regulatory or other changes that impact government agencies or government-sponsored entities, or such changes that increase the cost of doing business with such agencies or entities;
•
the Consumer Financial Protection Bureau and its issued and future rules and the enforcement thereof;
•
changes in government support of home ownership and home affordability programs;
•
changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;
•
limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries for U.S. federal income tax purposes;
•
changes in governmental regulations, accounting treatment, tax rates and similar matters;

•
our ability to make distributions to our shareholders in the future;
•
our failure to deal appropriately with issues that may give rise to reputational risk;
•
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

Our Company

We are a specialty finance company that invests primarily in mortgage-related assets. We conduct substantially all of our operations, and make substantially all of our investments, through our subsidiary, PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership. Certain of the activities conducted or investments made by us that are described below are conducted or made through a wholly-owned subsidiary that is a taxable real estate investment trust (“REIT”) subsidiary (“TRS”) or through other subsidiaries of our Operating Partnership.

The management of our business and execution of our operations are performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI”). PFSI is a specialty financial services firm separately listed on the New York Stock Exchange focused on the production and servicing of loans and the management of investments related to the U.S. mortgage market. Specifically:

•
We are externally managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PFSI and an investment adviser registered with the United States Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.
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

Our business includes three segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. Non-segment activities are included in our corporate operations.

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production and subordinate MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs (including both base servicing and excess servicing spread (“ESS”), collectively referred to as MSR), Agency and senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” We also securitize certain of our loans directly and may retain interests, such as subordinate MBS, from these private securitizations.

•
Our corporate operations includes management fee and corporate expense amounts as well as certain interest income and expense.

Following is a summary of our segment and corporate results for the years presented:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net investment income:
Credit sensitive strategies	$123,675	$232,624	$(106,772)
Interest rate sensitive strategies	112,305	132,941	297,726
Correspondent production	90,494	56,239	111,078
Corporate	7,720	7,216	1,739
	$334,194	$429,020	$303,771
Pretax income (loss):
Credit sensitive strategies	$123,112	$230,304	$(112,566)
Interest rate sensitive strategies	15,588	44,593	207,802
Correspondent production	56,981	23,285	27,557
Corporate	(53,033)	(53,787)	(59,706)
	$142,648	$244,395	$63,087
Total assets at end of year:
Credit sensitive strategies	$1,474,751	$1,632,431	$1,614,977
Interest rate sensitive strategies	10,322,044	10,281,904	9,991,621
Correspondent production	2,170,638	788,771	1,936,797
Corporate	441,273	410,781	378,169
	$14,408,706	$13,113,887	$13,921,564

In our correspondent production segment, we purchase Agency-eligible and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for loans that are eligible for sale to the Agencies under their guidelines. We then either:

•
sell certain Agency-eligible loans meeting the guidelines of the GSEs for sale to Fannie Mae or Freddie Mac (“GSE-Eligible Loans”) on a servicing-retained basis and retain the related MSRs;
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

Our correspondent production segment involves purchases of loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. During 2024, we were the largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance. As of December 31, 2024, we had 789 approved sellers with delegated underwriting authority, primarily independent mortgage originators and small banks located across the United States. PLS also serves as a source of correspondent production to us.

Beginning July 1, 2025, PLS will become the initial purchaser of loans from correspondent sellers and will begin transferring agreed-upon volumes of such purchases to us. We retain the right to purchase up to 100% of PLS's non-government correspondent production.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Correspondent loan purchases at fair value:
GSE-Eligible Loans (1)	$54,294,006	$46,395,294	$41,575,252
Government insured or guaranteed for sale to PLS	42,066,828	41,103,974	46,562,853
Jumbo	393,222	4,234	5,029
Home equity lines of credit	10	102	132
	$96,754,066	$87,503,604	$88,143,266
Interest rate lock commitments issued	$99,665,304	$91,096,344	$91,031,903
Fair value of loans at end of year pending sale to:
Nonaffiliates	$1,514,210	$500,715	$1,662,262
PLS	602,108	168,303	159,671
	$2,116,318	$669,018	$1,821,933
Number of approved sellers at end of year (2)	789	812	722

(1)
The Company sells or finances a portion of its GSE-Eligible Loans to or with other investors, including PLS.
(2)
Includes only sellers with delegated underwriting authority.

The sale of loans to nonaffiliates from our correspondent production activities serves as the primary source of our investments in MSRs and subordinate non-Agency MBS as summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$12,414,391	$15,936,124	$39,077,156
To PennyMac Financial Services, Inc.	81,997,773	72,441,699	50,575,617
	$94,412,164	$88,377,823	$89,652,773
Net gains on loans acquired for sale	$73,124	$39,857	$25,692
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$219,001	$292,527	$670,343
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings (1)	64,253	—	23,485
Total investments resulting from correspondent activities	$283,254	$292,527	$693,828

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans at fair value with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

We also invest in MBS as shown below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
MBS, net of sales	$(433,537)	$542,653	$2,638,267

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2024	2023	2022
	(in thousands)
Credit sensitive assets:
CRT arrangements, net (1)	$1,101,803	$1,146,299	$1,144,078
Subordinate credit-linked mortgage-backed securities	196,472	301,180	177,898
Subordinate interests in loans held in VIEs, net of associated asset-backed financings	130,839	85,344	84,044
Distressed loans at fair value	1,866	2,131	3,457
Real estate acquired in settlement of loans	2,464	4,541	7,734
Home equity lines of credit	1,368	1,803	2,424
	1,434,812	1,541,298	1,419,635
Interest rate sensitive assets:
Agency and senior non-Agency mortgage-backed securities	3,867,234	4,535,112	4,284,703
Mortgage servicing rights at fair value	3,867,394	3,919,107	4,012,737
Net interest rate hedges	23,728	149,603	77,483
	7,758,356	8,603,822	8,374,923
	$9,193,168	$10,145,120	$9,794,558

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

Competition

In our investing and acquisition of mortgage assets, we compete with specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other mortgage REITs such as Chimera Investment Corporation, Invesco Mortgage Capital Inc., Rithm Capital Corp., Ellington Financial, Inc., MFA Financial, Inc., New York Mortgage Trust, Inc., Redwood Trust Inc.

and Two Harbors Investment Corp., all of which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase.

In our correspondent production activities, we compete with large financial institutions, the government-sponsored enterprise cash windows and other independent residential loan producers and servicers such as Mr. Cooper, Rithm Capital Corp., Freedom Mortgage, Truist Financial, Western Alliance Bank and Onity Group Inc. We compete on the basis of product offerings, technical knowledge, loan quality, speed of execution, rate and fees.

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

To address this competition, we have access to PCM’s professionals and their industry expertise that helps us assess investment risks and determine appropriate pricing for potential investments. Furthermore, we believe that our access to PLS servicing expertise provides us with a competitive advantage over other companies with a similar focus. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competition and other risks that we face.

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

Financing

Following is a summary of our financing, including borrowings and the assets pledged to secure those borrowings as of December 31, 2024:

	Assets pledged
Financing	MBS	Loans acquired for sale	Loans at fair value	CRT assets	Servicing assets (1)	REO	Total
	(in thousands)
Borrowings
Short term
Assets sold under agreements to repurchase	$4,094,983	$1,958,365	$103,346	$90,813	$253,431	$—	$6,500,938
Mortgage loan participation purchase and sale agreements	—	11,593	—	—	—	—	11,593
Long term
Notes payable secured by CRT arrangements and MSRs	—	—	—	707,450	2,222,340	—	2,929,790
Asset-backed financings	—	—	2,040,375	—	—	—	2,040,375
Interest-only security payable	—	—	—	34,222	—	—	34,222
Total secured borrowings	4,094,983	1,969,958	2,143,721	832,485	2,475,771	—	11,516,918
Unsecured senior notes							605,860
Total borrowings	$4,094,983	$1,969,958	$2,143,721	$832,485	$2,475,771	$—	12,122,778
Shareholders' equity							1,938,500
Total financing							$14,061,278

Assets pledged to secure borrowings	$4,063,706	$2,087,615	$2,191,869	$1,140,085	$3,896,461	$527	$13,380,263
Debt-to-equity ratio:
Excluding non-recourse debt (2)							5.2:1
Total (3)							6.3:1

(1)
Amounts pledged to secure borrowings include pledged servicing advances.
(2)
Total borrowings reduced by asset-backed financings and interest-only security payable, divided by shareholders’ equity.
(3)
Total borrowings divided by shareholders’ equity.

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

A significant portion of our balance sheet is comprised of longer-lived assets - such as MSRs, servicing advances and CRT arrangements - that have historically been less liquid, and more difficult to finance than our newly originated mortgage loans and our holdings of MBS. As a result, we have historically relied on shorter-term financing arrangements, primarily sales of the assets under agreements to repurchase, to finance our longer-lived assets. As we have grown, we have financed more of our assets under longer term secured financing arrangements that more closely align the term of the borrowings with the expected life of the corresponding assets. We also rely on unsecured financing arrangements.

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

Our repurchase agreement facilities include a mix of committed and uncommitted amounts. Committed amounts contractually bind the lender to purchase assets meeting the criteria of the credit facility up to a committed amount, whereas the lender is not required to fund repurchase agreements on uncommitted amounts. We pay facility commitment fees to maintain adequate committed amounts to fund our expected loan inventory levels during the facility commitment period and endeavor to minimize our borrowing costs.

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

Long-term debt

Notes payable secured by CRT arrangements and MSRs

Our notes payable secured by CRT arrangements and MSRs represent long-term financing of our CRT and MSR assets and include:

•
$1.1 billion in secured term notes issued to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and syndicated secured term loans issued to banking entities. The term notes are secured by MSR participation certificates on Fannie Mae loans that are pledged to a subsidiary trust that has also issued variable funding notes (“VFNs”) that may be financed with certain lenders in the form of sales of assets under agreements to repurchase. VFNs are typically used to finance a portion of the fair value of MSR participation certificates held by the subsidiary trust in excess of the fair value required to collateralize the secured term notes and term loans. The term notes and term loans include margin call provisions that require us to maintain a certain advance rate based on the fair value of the underlying MSR participation certificates. As the fair value of the underlying MSRs is subject to periodic fluctuation, we may be required to either pledge additional MSR participation certificates or cash to the subsidiary trust when the fair value of the MSR participation certificates decreases even though the borrowings have long-term maturities.
•
$1.2 billion in various credit agreements secured by Freddie Mac MSRs.
•
$710 million of term notes secured by our investment in CRT assets issued to qualified institutional buyers under Rule 144A of the Securities Act. These term notes do not include margin call provisions. However, these term notes must be repaid based on the amortization of the CRT assets that collateralize them. These term notes have maturities ranging from February 2024 through September 2028. A portion of these term notes have terms that provide for optional extensions of two years under conditions provided in the respective agreements.

Asset-backed financings

We have participated in various transactions whereby we invest in subordinate securities issued in loan securitizations. These transactions are sponsored by us or a nonaffiliate. We acquire the loans underlying these loan securitizations through our correspondent lending activities. We then either sell the loans to a nonaffiliate which pools the loans into securities, or we pool the loans into securities issued by a securitization trust. We have purchased subordinate securities from nonaffiliate sponsored transactions and retain subordinate securities in the transactions we sponsored. Any mortgage servicing rights for the loans underlying these securities are owned by us, and sub-serviced by PLS for the securitization trusts issuing the securities.

Because we hold substantially all of the subordinate securities created in these transactions and we or PLS is the servicer or subservicer of the underlying loans, we include the assets of the issuing trust on our consolidated balance sheet, in Loans at fair value. We also include the securities issued to nonaffiliates by the issuing trusts as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheet.

This debt is repaid by the issuing trust from the cash flows received on the loans and the related mortgaged properties underlying these subordinate securities. Cash flows from those loans and properties represent the sole source of repayment of this debt and the holders of this debt have no recourse to other assets on our consolidated balance sheet. The maturities of these financings are based on the loan(s) with the latest maturity of the loans in the issuing securitization trusts.

Interest-only security payable

One of the classes of the securities issued by the trusts relating to our investments in CRT arrangements is an IO security that we issued to a nonaffiliate. As discussed in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, we consolidate the trusts that issue the securities underlying our investments in the CRT arrangements. As part of the consolidation of the CRT arrangements, we recognize this IO security as debt on our consolidated balance sheet.

This debt is repaid by the issuing trust from the cash flows based on the reference loans underlying this security. Cash flows from those loans represent the sole source of repayment of this security and its holder has no recourse to other assets on our consolidated balance sheet.

Unsecured senior notes

Exchangeable senior notes

Our subsidiary, PennyMac Corp. (“PMC”), has $561.5 million in outstanding exchangeable senior notes with maturities through June 2029. The exchangeable senior notes are unsecured obligations. The exchangeable senior notes are exchangeable into 46.1063 PMT common shares of beneficial interest (“Common Shares”) per $1,000 principal amount for the notes maturing on March 15, 2026 (the “2026 Exchangeable Notes”) and 43.3332 PMT Common Shares per $1,000 principal amount for the notes maturing on June 1, 2029 (the “2029 Exchangeable Notes”), subject to adjustment upon the occurrence of certain events. Upon exchange, PMC will pay (1) cash for the principal amount of the notes to be exchanged; and (2) cash, Common Shares or a combination of cash and Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the principal amount of the notes exchanged. The exchangeable senior notes bear interest at rates of 5.50%, in the case of the 2026 Exchangeable Notes, and 8.50%, in the case of the 2029 Exchangeable Notes, and are fully and unconditionally guaranteed by the Company.

2028 senior notes

We issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (the "2028 Senior Notes"). The 2028 Senior Notes bear interest at a rate of 8.50% per year and are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest on the 2028 Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise.

On or after September 30, 2025, we may redeem for cash all or any portion of the 2028 Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Equity

Our shareholders’ equity includes both Common Shares and cumulative preferred shares, partially offset by our accumulated deficit as summarized below:

	December 31,
	2024	2023	2022
	(in thousands)
Paid-in capital
Preferred shares	$541,482	$541,482	$541,482
Common shares	1,925,936	1,924,303	1,948,155
	2,467,418	2,465,785	2,489,637
Accumulated deficit	(528,918)	(508,695)	(526,822)
	$1,938,500	$1,957,090	$1,962,815

We actively manage our equity financing and endeavor to obtain an equity structure that optimizes the returns to our common shareholders. This approach to managing our equity includes supplementing our Common Shares with issuances of preferred shares and common share repurchase activities. At December 31, 2024, we had $200 million of Common Shares available for issuance under our at-the-market equity offering program and $73.4 million authorized for share repurchases.

Following is a summary of our repurchases of Common Shares:

Year ended December 31,	Share repurchases
(in thousands)
2024	$—
2023	$28,490
2022	$87,992

Our preferred shares are comprised of three series of $25 par value cumulative preferred shares that have dividend rates ranging from 6.75% to 8.125% of their par values and liquidation preferences totaling $560 million. Our preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or repurchase the shares or the shares are converted into Common Shares in connection with a change of control by the holders of the preferred shares, as provided in the respective articles supplementary establishing the terms of each series of preferred shares. The Series A and Series B preferred shares are presently redeemable and the Series C preferred shares become redeemable on August 24, 2026. No preferred shares were redeemed during the year ended December 31, 2024.

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

We must comply with a number of federal consumer protection laws, including, among others:

•
the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the management of mortgage loans in default, loss mitigation and foreclosure events, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;
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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that we believe are competitive with those charged by other primary servicers and specialty servicers. PLS acted as the servicer for loans with an unpaid principal balance totaling approximately $607.2 billion, of which $232.7 billion was subserviced for us as of December 31, 2024.

Human Capital Resources

All of our senior officers are employees of PFSI or its affiliates and we have seven employees. Our long-term growth and success is highly dependent upon PFSI’s employees and PFSI’s ability to maintain a workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, we and PFSI strive to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

PFSI had approximately 4,100 domestic employees as of the end of fiscal year 2024. In addition, as of the end of fiscal year 2024, PFSI’s workforce was 51.3% female and 48.7% male, and the ethnicity of PFSI’s workforce was 43.8% White, 23.4% Hispanic or Latino, 13.9% Black or African American, 14.5% Asian and 4.4% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, Two or More Races, or Not Specified as defined in PFSI’s EE0-1 Report filed with the Department of Labor).

Employee Retention and Development

We and PFSI believe in attracting, developing and retaining highly skilled talent, while providing a supportive work environment that prioritizes the safety and wellness of all. Talent development is a critical component of our and PFSI’s employee experience and ensures that employees have career growth opportunities, including establishing development networks and relationships and fostering continued growth and learning. Employees receive regular business and compliance training to help further enhance their career development objectives. PFSI also actively manages enterprise-wide and divisional mentoring programs and has partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance employee productivity.

Compensation and Succession Planning

Our and PFSI’s compensation programs are designed to motivate and reward employees who possess the necessary skills to support our business strategy and create long-term value for our shareholders. Our and PFSI’s compensation may include base salary, annual cash incentives, and long-term equity incentives, as well as life insurance and 401(k) plan matching contributions. We and PFSI also offer a comprehensive selection of health and welfare benefits to employees including emotional well-being support and paid parental leave programs. Succession planning is also critical to our operations and we have established ongoing evaluations of our leadership depth and succession capabilities.

Workplace Engagement

We and PFSI believe that building a high-performing, talented and engaged workforce where our employees bring varied perspectives and experiences to work every day creates a positive influence in our workplace, business operations and the communities we serve. We and PFSI prioritize several initiatives that strengthen our workplace culture, including our leadership standards, mentorship programs, business resource groups, and on-site and division-based culture and engagement teams. We and PFSI actively monitor trends in our workforce and prioritize programs to ensure that our employees have an opportunity to learn, grow, and thrive. Our Board of Trustees and board committees oversee our human capital resource programs and initiatives.

Community Involvement

PFSI has a corporate philanthropy program is governed by a philosophy of giving that prioritizes the support of causes and issues of importance in our local communities, and drives a culture of employee engagement and collaboration throughout our and PFSI’s organization. We and PFSI are committed to empowering our employees to be a positive influence in the community, which we believe cultivates a sense of purpose and connection that boosts employee productivity and engagement, increases job satisfaction, and ultimately improves employee retention.

PFSI’s philanthropy program consists of a number of key components: an employee matching gifts program, a volunteer grants program, a charitable grants program and a corporate sponsorship program. PFSI’s five philanthropic focus areas are: community development and affordable housing, financial literacy and economic inclusion, human and social services, health and medical research, and environmental sustainability.

PFSI has established a separate donor advised fund to facilitate donations to various local and national charitable organizations and has provided funding to several charitable organizations located near our office sites and national organizations that support missions such as sustainable homeownership, mortgage and rental assistance, food insecurity, disaster relief, family and child advocacy, and community empowerment. We and PFSI also manage our environmental impact by focusing on improving our waste reduction, energy efficiency and water conservation.

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
•
Enforcement of existing or new rules and regulations by the CFPB and state regulators could result in enforcement actions, fines, penalties and reputational harm.
•
We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.
•
We and/or PLS are required to have various Agency approvals and state licenses to conduct our business and failure to maintain our licenses could materially and adversely impact our business, financial condition, liquidity, and results of operations.
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
•
Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.
•
Our correspondent production activities could subject us to increased risk of loss that could adversely affect our business, financial condition, liquidity and results of operations.
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
•
Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to a risk of loss.
•
The loans in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.
•
Our ownership of mortgage servicing rights exposes us to prepayment, delinquency, interest rate and regulatory risks.
•
Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service.

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
•
The management fee structure may provide incentives not fully aligned with our interest and/or create greater investment risk.
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
•
The percentage of our assets held through TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status and limit our pursuit of certain investment strategies.
•
Our and our Manager’s risk management efforts may not be effective in identifying our significant risks and designing and implementing adequate internal controls to mitigate those risks.

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

Interest rates are highly sensitive to many factors, including United States monetary policies, domestic and international economic and political considerations and other macroeconomic conditions such as inflation, consumer confidence and demand. Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as to the impact they may have on any derivative financial instruments that we utilize for hedging purposes. In addition, MBS liquidity and interest rates may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. The U.S. Federal Reserve’s federal funds rates and ongoing inflationary pressures have constrained U.S. mortgage originations and refinancing activity and future interest rate changes could impact our results of operations and cash flows and the fair value of our investments.

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments (including our pipeline of loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production activities, and our ability to realize gains from the disposition of assets. Changes in interest rates may result in margin calls requiring us to post additional collateral, affect borrower default rates and impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs. Any such scenario could materially and adversely affect us.

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

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage, real estate and financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, pandemics, wars and armed conflicts, climate change, the availability and cost of credit and the mortgage and real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward.

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

Correspondent production activities include purchasing residential loans, pooling Fannie Mae and Freddie Mac loans into Agency MBS securities and selling or securitizing the loans. The liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. Any significant disruption or period of illiquidity in the MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period.

Furthermore, we would remain contractually obligated to fund loans under our outstanding interest rate lock commitments (“IRLCs”) without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling or securitizing the loans that we produce into the secondary market in a timely manner or at favorable prices and we could be required to hold a larger inventory of loans than we have committed facilities to fund, or we may be required to repay a portion of the debt secured by these assets, all of which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We and/or PLS are required to have various Agency approvals and state licenses to conduct our business and failure to maintain our licenses could materially and adversely impact our business, financial condition, liquidity, and results of operations.

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

We and PLS are also required to hold the Agency approvals in order to sell loans to the Agencies and service such loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business. We and PLS are subject to periodic examinations by federal, state and Agency auditors and regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Negative publicity or fines and penalties incurred in one or more jurisdictions may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.

Our or PLS’ inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We and our servicer are subject to minimum financial eligibility requirements established by the Agencies, as applicable. For example, the FHFA and Ginnie Mae enacted enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2024, we had $12.1 billion of total indebtedness outstanding (approximately $11.5 billion of which was secured) and up to $5.5 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

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

We may in the future utilize other sources of borrowings, including term loans, credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our investment portfolio’s cash flow.

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

We are also dependent on a limited number of banking institutions and private equity firms to extend us credit on terms that we have determined to be commercially reasonable. These banking institutions and private equity firms are subject to their own risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Several financial firms have exited the mortgage lending market in the last several years, and others financial firms may decide to exit the mortgage lending business in the future. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

We may engage in mortgage loan securitizations that could adversely affect our business, financial condition, liquidity and results of operations.

We may engage in mortgage loan securitizations in which we conduct due diligence on a representative sample of mortgage loans related to the securitization and make representations and warranties relating to those mortgage loans. We may also prepare marketing and disclosure documentation, including term sheets, offering documents, and prospectuses or offering memoranda that include disclosures regarding our mortgage loan securitizations. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws and other laws for damages to third parties that invested in the mortgage loan securitizations, including in circumstances where we may rely on a third party in preparing accurate disclosures.

In addition, any securitization entities that own collateral underlying the mortgage loan securitizations may be held liable for acts of third parties. For example, the CFPB has asserted the power to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or sub-servicers. On March 19, 2024, the U.S. Court of Appeals for the Third Circuit in CFPB v. National Collegiate Master Student Loan Trust held that certain securitization trusts were a “covered person” under the Consumer Financial Protection Act because they engaged in providing a consumer financial product or service and thus are subject to the investigative and enforcement powers of the CFPB, increasing the risk that the CFPB and other regulators may pursue investigations and enforcement actions against securitization vehicles.

There may also be defects in the legal process and legal documents governing transactions in which securitization entities and other purchasers take legal ownership of residential mortgage loans and establish their rights as first-priority lienholders on underlying mortgaged property. To the extent there are problems with the manner in which title and lien priority rights were established or transferred, we may experience losses and limit our ability to engage in future mortgage loan securitizations.

Declining property values, increasing loan defaults, changes in interest rates, mortgage loan securitization inaccuracies, errors or omissions, and other factors could result in insufficient funds to repay the principal amount issued by these securitization entities and could expose us to losses that could adversely affect our business, financial condition, liquidity and results of operations.

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We and PLS are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. Our or PLS’ failure to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions, reputational damages, increased costs of doing business, reduced payments by borrowers, modification of the original terms of loans, permanent forgiveness of debt, foreclosure process delays, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Because neither we nor PLS is a federally chartered depository institution, we generally do not benefit from federal pre-emption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements and must comply with state licensing and compliance requirements in all 50 states, the District of Columbia and other U.S. territories. These state rules and regulations generally provide for, but are not limited to: originator, servicer and debt collector licensing requirements, requirements as to the form and content of loan agreements and other documentation, employee licensing and background check requirements, fee requirements, interest rate limits, and disclosure and record-keeping requirements.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We and PLS have in place a compliance program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we and PLS may not detect every violation of law and, to the extent any correspondent sellers with which we do business fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain lenders, if they are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a “disparate impact” on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals).

Federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. In particular, the new presidential administration may enact significant policy and regulatory changes that may impact our industry. For example, on January 20, 2025, an executive order established the “Department of Government Efficiency” to reform federal government processes and reduce expenditures that could result in significant changes to federal housing and consumer financial regulatory agencies. Significant changes to federal agency structures, regulatory policies, or housing funding priorities could reduce funding for federal housing programs and increase regulatory uncertainty. Additionally, reforming federal agencies and regulations could fragment federal regulatory oversight among local, state, and federal regulators resulting in additional compliance costs and heightened regulatory uncertainty for our industry.

While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. To the extent any such state regulator imposes minimum net worth, capital ratio, liquidity standards or other requirements that are overly burdensome, such actions may have a material adverse effect on our business, financial condition, liquidity and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. In November 2023, the FSOC revised its guidance governing the potential designation of nonbank financial companies for supervision by the Federal Reserve Board and application of prudential standards and an “analytic framework” for identifying, assessing and responding to financial stability risks that could facilitate new nonbank financial company designations.

Enforcement of existing or new rules and regulations by the CFPB and state regulators could result in enforcement actions, fines, penalties and reputational harm.

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

The publication and adoption of new and amended laws, regulations and informal guidance by the CFPB could have a substantial impact on our business operations. For instance, the CFPB proposed regulations in 2024 that would greatly impact the manner in which mortgage servicers respond to borrower requests for loss mitigation assistance and advance the foreclosure process during the loss mitigation review cycle, as well as how they communicate with limited English proficiency consumers.

The CFPB has historically supervised, investigated and, where it deemed appropriate, brought aggressive enforcement actions against lenders and servicers the CFPB believed were engaged in activities that violated federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase.

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

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. We acquire loans from mortgage lenders and PLS through our correspondent production activities that qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and profit margin.

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

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. To the extent that mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this would reduce the number of loans available for purchase, which could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts. We also hold investments and settled funds in accounts at financial institutions acting as brokers or custodians. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. There was significant volatility and instability among banks and financial institutions in 2023 that led to the failure of multiple banks. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties.

We are subject to risks associated with the discontinuation of LIBOR, including its impact on our Series A Preferred Shares and Series B Preferred Shares.

The discontinuation of London Inter-bank Offered Rate (“LIBOR”) could have a significant impact on our business activities, including, but not limited to, agreements or instruments underlying our financing arrangements, and securities and liabilities with fallback language that seeks to ensure economic equivalence with our financing arrangements and securities prior to the discontinuation of LIBOR. For example, as discussed further below, the discontinuation of LIBOR has resulted in the filing of a shareholder complaint in the United States District Court for the Central District of California alleging that the replacement of the floating three-month LIBOR dividend rate for our Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”) with a fixed rate per the “fallback” provisions of our Series A Preferred Shares and Series B Preferred Shares violated California’s Unfair Competition Law. More specifically, as a result of the cessation of representative LIBOR and subsequent legislation and rulemaking, the Articles Supplementary for each of our Series A Preferred Shares and Series B Preferred Shares require that the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, be calculated at the dividend rate in effect for the immediately preceding dividend period.

As a result, the Series A Preferred Shares and Series B Preferred Shares have continued to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares at their respective fixed rates then in effect and did not transition to floating reference rates. In the event we are unsuccessful in defending against this litigation, it may adversely impact our financial condition, liquidity, results of operations and our ability to make distributions to our shareholders. In addition, the discontinuation of LIBOR may result in other customers, investors and other market participants challenging the determination of their payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes, that may result in additional litigation or legal proceedings that adversely affect our business, financial condition, liquidity and results of operations.

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

Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.

We pursue hedging strategies in a manner that is consistent with the REIT qualification requirements to reduce our exposure to interest rate fluctuations. The strategies are intended to mitigate the effect of interest rate fluctuations on the fair value of the assets at our TRS as well as debt used to acquire or carry real estate assets at entities other than our TRS. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, such as prepayment exposure on our MSR investments, IRLCs and our inventory of loans held for sale. For example, with respect to our IRLCs and inventory of loans held for sale, we may use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. In addition, with respect to our MSRs, we may use MBS forward purchase and sale contracts to address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

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

•
interest rate hedging can be expensive, particularly during periods of volatile interest rates;
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

Any hedging activity, which is intended to limit losses, if unsuccessful, may materially and adversely affect our financial position, operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. Further, a liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. The cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to shareholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

The degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

Our correspondent production activities could subject us to increased risk of loss that could adversely affect our business, financial condition, liquidity and results of operations.

In our correspondent production activities, we acquire loans from mortgage lenders and PLS that we may later sell or securitize to the Agencies, third-party investors or into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation. PLS may not be able to continue to source sufficient loan acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such loans, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these loans and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. Beginning July 1, 2025, PLS will become the initial purchaser of loans from correspondent sellers and begin transferring agreed-upon volumes of such purchases to us. We will retain the right to purchase up to 100% of PLS's non-government correspondent production.

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

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital expenditures by PLS and PFSI. As these technological advancements continue in the future, PLS and PFSI will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS and PFSI to protect its technologies and such litigation is time consuming and costly.

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

Government-insured or guaranteed loans that are typically securitized through the Ginnie Mae program accounted for 43% of our purchases in fiscal year 2024. We are not approved as a Ginnie Mae issuer and rely on PLS to acquire such loans from us. As a result, we are unable to produce or own Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion of government loans. Beginning July 1, 2025, PLS will become the initial purchaser of loans from correspondent sellers and we will no longer purchase loans eligible for securitizations guaranteed by Ginnie Mae. Any significant decrease in the percentage of non-government loans acquired by PLS through the correspondent channel could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

As our and our Manager’s reliance on rapidly changing technology has increased, so have the risks posed to our and our Manager’s information systems, both proprietary and those provided by third party service providers including cloud-based computing service providers. System disruptions and failures caused by unauthorized intrusion, malware, natural disasters and other similar events have interrupted or delayed our ability to provide services to our and our Manager’s customers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

Despite our and our Manager’s efforts to ensure the integrity of our and our Manager’s systems and our and our Manager’s investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We and our Manager also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently, have become increasingly sophisticated, including through the use of artificial intelligence, and may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with third party service providers. Our and our Manager’s data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We and our Manager are also held accountable for the actions and inactions of our or our Manager’s third-party vendors regarding cybersecurity and other consumer-related matters.

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

Many of our and our Manager’s services are dependent on the secure, efficient, and uninterrupted operation of our and our third parties’ technology infrastructure and information systems. Our and our Manager’s information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We and our Manager have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, pandemics, strikes, and other similar events, and contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our or our Manager’s ability to provide services to our customers or investors, and could also impair the ability of third parties to provide critical services. If our or our Manager’s operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our or our Manager’s business.

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

Furthermore, we and our Manager remain responsible for ensuring that our and our Manager’s mortgage loan businesses are in compliance with applicable laws and regulations. Despite our and our Manager’s efforts to monitor such compliance, any errors or failures of such third party vendors or their software to perform in the manner intended could result in loan defects potentially requiring repurchase. Many of our and our Manager’s third party vendors attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we and our Manager may have additional liability to our clients, borrowers or other third parties that could harm our reputation and increase our operating costs. Any failure to do so could adversely affect our business.

The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

PLS uses artificial intelligence and we believe the development and proliferation of artificial intelligence will have a significant impact in our industry; however, the incipient nature of artificial intelligence presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. This risk affects the adoption and use of this technology to the extent artificial intelligence algorithms and machine learning methods are flawed. For example, the use of artificial intelligence algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing and servicing of mortgage loans. While we and PLS aim to develop and use artificial intelligence responsibly, we and PLS may be unsuccessful in identifying or resolving issues before they arise. Artificial intelligence-related issues, including potential government regulation of artificial intelligence, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to the potential adoption of new laws and regulations that may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence. We and PLS may receive claims from third parties, including our competitors, alleging that the use of artificial intelligence technology infringes on or violates such third party’s intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

We could face significant competition in the market and we may be unable to develop and implement artificial intelligence at the same rate to keep pace with our competitors.

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

Risks Related to Our Investments

Our retention of credit risk underlying loans we sell to the GSEs is inherently uncertain and exposes us to a risk of loss.

In conjunction with our correspondent business, we have previously entered into CRT arrangements with Fannie Mae, whereby we sold pools of loans into Fannie Mae guaranteed securitizations while retaining a portion of the credit risk and an interest-only ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our CRT-related investments subject us to credit risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, which is greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disaster, pandemics, wars and armed conflicts, or terrorist attacks. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Our ownership of mortgage servicing rights exposes us to significant prepayment, delinquency, interest rate and regulatory risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in loans and MBS that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs and assumptions used to determine MSR fair value. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, a significant increase in prepayment speeds could materially reduce the cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Delinquency rates have a significant impact on the valuation of MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners when we collect payments from the borrower.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and has decreased when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility.

We are not independently capable of protecting our MSR assets from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike other mortgage lenders and servicers, we rely upon PLS to refinance loans in our servicing portfolio that would otherwise be targeted by other lenders. PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to a tiered recapture fee based on the fair value of the MSRs relating to loans it refinances, There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets without offsetting compensation, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Investments in subordinate loans and mortgage securities could subject us to increased risk of losses.

Our investments in subordinate loans and mortgage securities could subject us to increased risk of losses. The contractual restrictions on transfer, risk retention requirements or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In the event a borrower defaults on subordinate loans and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower on a subordinate loan becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan. If a borrower defaults on our loan or on its senior debt (i.e., a first-lien loan), or in the event of a borrower bankruptcy, our subordinate loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In general, losses on real estate assets securing a loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinate security holder and then by the “second loss” subordinate security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses.

If the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage securities, we may suffer significant losses. The fair value of subordinate investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. In addition, the liquidity of the mortgage securities market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service. In addition, such adverse conditions and long term physical and environmental changes could impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, or directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Real estate value declines could also decrease the value supporting certain of our assets, such as CRTs and subordinate bonds, where we may provide a credit guaranty or otherwise be responsible for all or a portion of any credit losses. Upon the occurrence of a catastrophic event, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Catastrophic events may also be uninsurable or not economically insurable and might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

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

The fair values of some of our investments are not readily determinable and the fair value at which our assets are recorded may differ from the values we ultimately realize. Many of our assets and liabilities are complex financial instruments, have limited or unobservable data points, and are reported at fair value though we may have challenges in determining and supporting a fair value that is reflective of a market participant’s view of comparable financial assets. Ultimate realization of the fair value of an asset depends to a great extent on economic and other conditions that change during the period over which the investment is held and are beyond the control of PCM, us or our board of trustees. In addition, the fair value of illiquid investments that are not actively traded are estimated based on good faith judgment of the price at which an investment can be sold since transacted prices of investments can only be determined by negotiation between a willing buyer and seller.

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

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders, and could also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations and assumptions, as well as accounting rule misinterpretations, could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

PCM utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the illiquidity and complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with hedging our investments. Fair value determinations require many assumptions and complex analyses, especially to the extent there are no active markets for identical assets. For example, the fair value estimate of our MSR investment is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions. PCM uses internal financial models that utilize an understanding of inputs used by market participants to value our MSRs to determine the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset‑specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs.

We may also encounter analytical results that may be inconsistent or inaccurate with other market observations as we update our valuation model. Valuations are highly dependent upon the reasonableness of our inputs and the results of the models. For example, if loan delinquencies or prepayment speeds are different than anticipated or other factors perform differently than modeled, the recorded fair value of certain of our MSRs may change. Significant differences in performance could increase the chance that we do not adequately estimate the effect of these factors on our valuations which could result in misstatements of our financial results, restatements of our financial statements, or otherwise materially and adversely affect our business, financial condition, liquidity and results of operations.

If any third-party information is intentionally or negligently misrepresented and such misrepresentation is not detected, then our model and data results could be materially impacted. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may invest at prices that are too high, sell investments at prices that are too low or miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable servicing guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate our MSRs if we fail to comply with applicable servicing guidelines. If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition, liquidity and results of operations could be adversely affected.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. Federal, state or local regulatory actions may also result in an increase in the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. In addition, the average share of borrowers' mortgage payments allocated to property taxes and insurance premiums has been steadily rising in recent years due to inflation and other factors, which could impact housing affordability, mortgage delinquencies, defaults, and foreclosures. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

In addition, the terms of these agreements extend until December 31, 2029, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise not-renewed. If any agreement is terminated or not renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

If our management agreement, mortgage banking services agreement or loan servicing agreement is terminated or not renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking services agreement, the services provided by PLS are inherently unique and not widely available, if at all. In addition, since we are not a Ginnie Mae licensed issuer, we are able to acquire government loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS as it relates to our correspondent business activities.

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

The management fee structure may provide incentives not fully aligned with our interest and/or create greater investment risk.

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

Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance on an annual basis. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our net income may lead PCM to place undue emphasis on higher yielding investments and the maximization of short-term income at the expense of other criteria, such as preservation of capital, maintenance of sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative.

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

Termination of our management agreement and/or servicing agreements with PCM and PLS, which are wholly-owned subsidiaries of PFSI, would be difficult and could result in a significant termination fee or loss.

In December 2024, we and/or certain of our subsidiaries entered into a revised management agreement, a revised loan servicing agreement, a revised mortgage banking agreement and a revised MSR recapture agreement with PCM and PLS, which are wholly-owned subsidiaries of PFSI, and it would be difficult and costly to terminate these related party agreements. For example, our management agreement provides that it may be terminated by us without cause under limited circumstances with the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking services agreement or certain other of our related party agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in any case we would be required to pay to PCM a significant termination fee. In addition, under our MSR recapture agreement the compensation that PFSI is required to pay us to refinance our loans may disincentivize PLS from refinancing our loans rather than PLS’s loans and we may not receive the full recapture benefits for our loans. Our ability to terminate any of our related party agreements may be adversely affected to the extent such termination would trigger the right of PCM to terminate the management agreement and could result in a significant termination fee or loss.

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

Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from either the actual receipt of an improper benefit or profit in money, property or services or active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.

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

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exceptions and exclusions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exclusion from the Investment Company Act, we could, among other things, be required to restructure our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our Common Shares, the sustainability of our business model, our financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act, however, there can be no assurance that one or more of the exceptions and exclusions from the Investment Company Act will continue to be applicable to us and our subsidiaries.

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

We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to lose our REIT status in any taxable year, corporate-level income taxes, including applicable state and local taxes, would apply to all of our taxable income at federal and state tax rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on share repurchases (and certain economically similar transactions). Any such tax liabilities could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our Common Shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and may derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in a TRS may not represent more than 20% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation. In addition, although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion.

The percentage of our assets held through TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status and limit our pursuit of certain investment strategies.

Currently, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of each quarter. We may potentially have to modify our activities or the capital structure of one or more TRSs to comply with this limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in pursuing certain investment strategies or operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 20% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 20% of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The Internal Revenue Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates (“domestic non-corporate shareholders”). Dividends paid by REITs are generally not eligible for these reduced rates under the 2017 Tax Cuts and Job Act and generally may allow domestic non-corporate shareholders to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them for taxable years beginning after December 31, 2017 and before January 1, 2026. To qualify for this deduction, the domestic non-corporate shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic non-corporate shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our Common Shares.

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

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders in the future or that the level of any future distributions will achieve a market yield or increase or even be maintained over time, or that future dividends might not be a combination of Common Shares and cash, as permitted under Internal Revenue Service (“IRS”) guidelines, any of which could materially and adversely affect the market price of our Common Shares.

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

In addition, we generally are required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC. The application of this rule may require the accrual of income with respect to loans, MBS, and other types of debt securities or interests in debt securities held by us, such as original issue discount or market discount, earlier than would be the case under other provisions of the Internal Revenue Code.

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

The rules dealing with federal income taxation, including the present U.S. federal income tax treatment of REITs, may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our Common Shares. Changes to the tax laws, including the U.S. federal tax rules that affect REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to Treasury Regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws, or the expiration of certain tax provisions in the 2017 Tax Cuts and Jobs Act that are subject to “sunset” for taxable years beginning after December 31, 2025, might affect us or our shareholders.

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

General Risks

Our and our Manager’s risk management efforts may not be effective in identifying our significant risks and designing and implementing adequate internal controls to mitigate those risks.

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

Our failure to appropriately address various issues that may give rise to reputational risk could adversely affect our business, financial condition and results of operations.

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

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by corporate sustainability practices as various private third-party organizations and investors have developed ratings processes for evaluating companies on their approach to corporate sustainability matters. Third-party corporate sustainability ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable corporate sustainability ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our Common Share price and ability to raise capital, and adversely affect our results of operations.

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

Section 404(b) of the Sarbanes-Oxley Act requires our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of our Common Shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could result in misstatements of our financial results or restatements of our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Future issuances of our equity and debt securities may rank senior to our Common Shares and may materially and adversely affect the market price of our Common Shares.

We may rely on additional common and preferred equity issuances to fund our business, which may rank senior and/or be dilutive to our current shareholders, or on additional forms of debt financing that rank senior to our Common

Shares, such as our unsecured senior notes, which may result in us dedicating a substantial portion of our cash flow from operations towards the payment of principal and interest on such debt financing, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. For example, our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our Common Shares. In addition, upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares.

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional Common Shares, preferred shares and debt securities on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional Common Shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We also have an effective shelf registration statement allowing us to issue additional Common Shares, preferred shares and debt securities, including, without limitation, Common Shares through our “at-the-market” equity program and, as of December 31, 2024, we have approximately $200 million of Common Shares available for issuance under that program. Thus, holders of our Common Shares bear the risk that our future issuances of equity or debt securities or other borrowings will reduce the market price of our Common Shares and dilute their ownership in us.

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

We may not be able to successfully generate sufficient returns and cash flows to make or sustain distributions to our shareholders.

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

We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent production activities. Principal payments, sales or redemptions prior to maturity of our investments may generate cash for us and reduce the overall size of our portfolio. In order to maintain or increase our portfolio size and our earnings, we must continually make new investments. While we try to diversify our investments among various types of mortgages and mortgage-related assets, the competition for such assets may compress margins and reduce yields, making it difficult for us to make investments with attractive risk-adjusted returns. If the availability of new assets is limited or if the pricing of such assets is unfavorable, we may not be able to invest in, or acquire assets that will generate attractive returns. There can be no assurance that we will be able to successfully transition out of investments producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the fair value of our investments to decline substantially and have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition, as of the fiscal year ended December 31, 2024. Our Risk Factors include further detail about our material cybersecurity risks.

Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) each have over 25 years of information system experience and are primarily responsible for implementing the Cybersecurity Program and managing our information security personnel and consultants. The CIO has served in a variety of information technology leadership positions in the finance industry and holds a Bachelor of Science in Electrical Engineering. The CISO served in a variety of cybersecurity operations, cybersecurity architecture, and critical infrastructure cybersecurity enhancement programs in the finance industry, the utility industry and in government and holds a Bachelor of Science in Management Information Systems and Decision Sciences.

The Cybersecurity Program is integrated into our and our Manager’s enterprise risk management framework that assesses, identifies and protects our and our Manager’s enterprise information systems, data and business operations from various security threats and contains the following elements:

•
Information Security Risk Assessment – Conducting internal and external risk and control assessment, quality control and assurance testing.
•
Identity and Access Management – Managing enterprise identity and access control systems.
•
Security Architecture – Managing security architecture, including secure code deployment standards, architecture security reviews, and cybersecurity advisory support.
•
Security Engineering – Designing, implementing and operating security technologies, including but not limited to malware protections, security event and incident management, data loss prevention, and phishing defenses.
•
Security Operations – Ensuring continuous operational coverage of security events and alerts, maintaining and executing processes for triage, containment, investigation and escalation/communication and threat intelligence.
•
Attack Surface Management – Managing vulnerability and patch management, network penetration testing, application security testing and exercises, including cybersecurity training, cyber-attack simulations and tabletop exercises with senior management to detect control gaps.
•
Third-Party Assessments – Coordinating, reviewing and analyzing third-party providers’ assessments of the Cybersecurity Program. Internal Audit may also perform a periodic cybersecurity program audit that may be supported by external consulting firms.

•
Third-Party Service Provider Reviews – Identifying and reviewing material risks from cybersecurity threats associated with certain third-party service providers.

Monitoring and Incident Reporting

We and our Manager continuously monitor our enterprise information systems and user activity to detect anomalous activity and identify potential security related incidents. Our cybersecurity monitoring and incident reporting program is informed by NIST guidelines and is internally and externally monitored. When a potential cybersecurity incident is detected, we and our Manager gather the necessary information to classify the incident by type and severity and activate containment plans and response teams depending on the nature of the incident. Cybersecurity incidents that may impact enterprise business operations, compromise critical systems or result in unauthorized access to critical data will be escalated to the CISO and an internal incident response team comprised of senior IT, business operations and compliance personnel to coordinate any internal and external responses. The CISO and the internal incident team will also elevate any material cybersecurity incidents or unauthorized occurrences that jeopardize the confidentiality, integrity or availability of enterprise information to senior management and our board of trustees.

Enterprise Risk Management Framework and Governance

The Cybersecurity Program is integrated with our and our Manager’s enterprise risk management framework and is primarily managed by the CIO, the CISO, and other information security personnel and consultants, and is overseen by risk management, internal audit, senior management and our board of trustees to ensure the confidentiality, integrity and the availability of the Company’s enterprise information systems, data and business operations. The Cybersecurity Program utilizes specialized third-party cybersecurity service providers to periodically perform penetration testing across certain internet-facing and business critical applications as well as external and internal network penetration tests.

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

Management Oversight

Our CIO, CISO and other senior executives who oversee the Company’s enterprise IT infrastructure periodically meet in management committees to ensure that our enterprise information systems are protected from internal and external cybersecurity threats by monitoring cybersecurity controls, risk assessments and information system reports. The CIO, CISO and our management committees periodically provide cybersecurity reports about our Cybersecurity Program to senior management, the board of trustees and our board committees.

.

Item 2. Properties

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of our Manager, at 3043 Townsgate Road, Westlake Village, California, 91361.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal actions, claims or proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 18, 2025, our Common Shares were held by 153 registered holders.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2024.

Repurchase of our Common Shares

The following table summarizes repurchase activity for PMT Common Shares for the quarter ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
October 1, 2024 – October 31, 2024	—	$—	—	$73,353
November 1, 2024 – November 30, 2024	—	$—	—	$73,353
December 1, 2024 – December 31, 2024	—	$—	—	$73,353

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only (“IO”) and principal-only (“PO”) stripped MBS. We have also historically invested in distressed mortgage assets (distressed loans and real estate acquired in settlement of loans (“REO”)), which we have substantially liquidated.

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

We operate our business in three segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. Non-segment activities are included in our corporate operations. Our segment and corporate activities are described below.

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

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the GSEs, or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” We also securitize certain of our loans directly and may retain interests, such as subordinate MBS, from these securitizations.

•
Our corporate operations include management fees, compensation, professional services, and other amounts attributable to the Company’s corporate operations and certain interest income and expense.

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

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.1 billion at December 31, 2024.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior MBS securities. However, we incur credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We retained approximately $64.3 million of subordinate credit-linked MBS in our securitizations of loans secured by investment properties and sold approximately $111.0 million of subordinate credit-linked MBS during the year ended December 31, 2024. We held subordinate credit-linked MBS with fair values totaling approximately $196.5 million at December 31, 2024.

As the result of the Company’s consolidation of the variable interest entities that issued certain subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate Mortgage-Backed Securities to the consolidated financial statements included in this Report, we include the loans underlying these transactions with UPB totaling approximately $2.4 billion on our consolidated balance sheet as of December 31, 2024.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the year ended December 31, 2024, we purchased $29.4 million of MSRs and received approximately $219.0 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.9 billion of MSRs at fair value at December 31, 2024.
•
REIT-eligible Agency, senior non-Agency, and Agency IO and PO stripped MBS. We purchased approximately $638.2 million of Agency PO stripped MBS and sold $963.4 million of fixed-rate pass-through securities and IO stripped MBS during the year ended December 31, 2024. We held Agency fixed-rate pass-through, senior non-Agency, IO stripped and PO stripped MBS with fair values totaling approximately $3.9 billion at December 31, 2024.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$12,414,391	$15,936,124	$39,077,156
To PennyMac Financial Services, Inc.	81,997,773	72,441,699	50,575,617
	$94,412,164	$88,377,823	$89,652,773
Net gains on loans acquired for sale	$73,124	$39,857	$25,692
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$219,001	$292,527	$670,343
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings (1)	64,253	—	23,485
Total investments resulting from correspondent activities	$283,254	$292,527	$693,828

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans at fair value, with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

During the year ended December 31, 2024, we purchased newly originated prime credit quality residential loans with fair values totaling $96.8 billion as compared to $87.5 billion and $88.1 billion for the years ended December 31, 2023 and December 31, 2022, respectively, in our correspondent production business. Our loan sales included $82.0 billion, $72.4 billion and $50.6 billion of loans we sold to PLS during the years ended December 31, 2024, 2023 and 2022, respectively. We receive a sourcing fee from PLS based on the UPB of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale to PLS. During the years ended December 31, 2024, 2023 and 2022, we received sourcing fees totaling $8.1 million, $7.2 million and $5.0 million, respectively.

To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We may also sell conventional loans that we purchase to PLS subject to our and PLS's mutual agreement. During the year ended December 31, 2024, our sales of loans to PLS also included $40.8 billion and $39.9 billion in unpaid principal balance (“UPB”) of government guaranteed or insured loans and conventional loans, respectively, in order to optimize our use and allocation of capital.

During 2025, we expect PLS will become the initial purchaser of loans from correspondent sellers and begin transferring agreed-upon volumes of such loans to us. Accordingly, we will no longer purchase government loans. We retain the right to purchase up to 100% of PLS's non-government correspondent production.

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

Fair value

Our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether we have elected to carry it at fair value. We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value.

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs used that are significant to determining the respective asset's or liability’s fair value. These levels are:

		December 31, 2024
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
1	Prices determined using quoted prices in active markets for identical assets or liabilities.	$109,726	1%	6%
2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	8,334,286	58%	430%
3	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	5,109,602	35%	264%
	Total assets measured at or based on fair value (3)	$13,553,614	94%	700%
	Total assets	$14,408,706
	Total shareholders’ equity	$1,938,500

(1)
Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the item at its fair value.
(2)
For purposes of this discussion, includes Deposits securing credit risk transfer arrangements which are carried at amortized cost. These deposits along with the related CRT derivatives and CRT strips are held in the form of securities whose values are the basis for valuation of the CRT derivatives and strips.
(3)
Percentages may not sum to total due to rounding.

At December 31, 2024, $13.6 billion, or 94%, of our total assets were carried at fair value on a recurring basis and $2.5 million, or less than 1% (consisting of REO), were carried based on fair value on a non-recurring basis. Of these assets, $5.1 billion, or 35%, of total assets are measured using “Level 3” fair value inputs-significant inputs where there is difficulty observing the inputs used by the market participants to establish fair value. Different approaches to valuing or changes in inputs used to measure these assets can have a significant effect on the amounts reported for these items and their effects on our results of operations.

Changes in inputs to measurement of Level 3 fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our pre-tax income as summarized below:

	Change in fair value
Year ended December 31,	Loans at fair value (1)	IO stripped MBS	Interest rate lock commitments	CRT net assets (2)	Mortgage servicing rights (3)	Total	Pre-tax income
(in thousands)
2024	$(461)	2,624	(10,882)	54,606	217,182	$263,069	$142,648
2023	$(191)	(8,572)	15,205	117,779	87,811	$212,032	$244,395
2022	$(2,680)	—	(234,146)	(163,908)	819,727	$418,993	$63,087

(1)
Includes loans held for sale and loans at fair value.
(2)
Includes Deposit Securing CRT arrangements, CRT derivatives, CRT strips and IO security payable.
(3)
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

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to specialized staff within PFSI's capital markets group. With respect to those valuations, PFSI’s capital markets valuation staff reports to PFSI’s valuation subcommittee, which oversees the valuations. PFSI’s valuation subcommittee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, capital markets and risk management staffs.

The fair value of our IRLCs is developed by PFSI's capital markets risk management staff and is reviewed by PFSI's capital markets operations group in the exercise of their internal control responsibilities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value inputs.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period results of operations as a component of either Net gains on loans acquired for sale or Net gains (losses) on investments and financings. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing.

•
We categorize loans that are saleable into active markets with observable pricing inputs as “Level 2” fair value assets. Such loans include substantially all of our loans acquired for sale and our loans held in variable interest entities (“VIEs"). We estimate such loans’ fair values using their quoted market price or market price equivalent. We held $4.3 billion of such loans at fair value at December 31, 2024.
•
We categorize loans that are not saleable into active markets with observable pricing inputs as “Level 3” fair value assets. Such loans include our investments in distressed loans, home equity loans held for sale and certain of the loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We held $9.8 million of such loans at fair value at December 31, 2024.

We estimate the fair value of our “Level 3” fair value loans based on the fair values of the real estate collateralizing individual loans for distressed loans and using a discounted cash flow valuation model for loans held for sale. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

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

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of Net gains on loans acquired for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $0.4 million of net IRLC assets at December 31, 2024. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2024:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(172)
(10%)	$(86)
(5%)	$(43)
5%	$36
10%	$70
20%	$177

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

We held $1.1 billion of net CRT arrangement assets at December 31, 2024. Following is a summary of the effect on fair value of various changes to the pricing spread and property value shifts (which is used in the determination of estimated remaining credit losses) inputs used to estimate the fair value of our CRT arrangements as of December 31, 2024:

Effect on fair value of a change in pricing spread input		Effect on fair value of a change in property value
Change in input	Effect on fair value	Change in input	Effect on fair value
(in basis points)	(in thousands)		(in thousands)
(100)	$39,939	(15%)	$(9,870)
(50)	$19,678	(10%)	$(5,922)
(25)	$9,768	(5%)	$(2,689)
25	$(9,627)	5%	$2,216
50	$(19,116)	10%	$4,050
100	$(37,691)	15%	$5,566

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period results of operations. Changes in fair value of MSRs are recognized as a component of Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in our consolidated statements of operations.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our results of operations for the period. We believe the most significant

“Level 3” fair value inputs to the valuation of MSRs are the pricing spread (a component of the discount rate), prepayment speed and annual per-loan cost of servicing. We held $3.9 billion of MSRs at December 31, 2024. Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2024:

	Effect on fair value of a change in input
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$202,210	$224,752	$66,582
(10%)	$98,637	$108,682	$33,291
(5%)	$48,722	$53,465	$16,645
5%	$(47,568)	$(51,798)	$(16,645)
10%	$(94,018)	$(102,010)	$(33,291)
20%	$(183,710)	$(197,970)	$(66,582)

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans at fair value, Derivative assets, Mortgage servicing rights, Derivative and credit risk transfer strip liabilities and Deposits securing credit risk transfer agreements on our consolidated balance sheets:

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

The VIEs that hold participation certificates relating to our financing of MSRs are shown as the MSRs underlying the participation certificates and the liabilities financing the MSRs as Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets. We include the interest expense incurred in these financings in Interest expense in our consolidated statements of operations.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value, loans at fair value and CRT strips), our derivatives, our MSRs, and our asset-backed financings and IO security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$(80,838)	$74,984	$(576,758)
Loans	15,516	17,439	(300,478)
CRT arrangements	56,161	128,521	(152,576)
Interest-only security payable at fair value	(1,555)	(10,742)	(11,332)
Asset-backed financings at fair value	(7,396)	(13,678)	283,586
	(18,112)	196,524	(757,558)
Net gains on loans acquired for sale (1)	309,113	248,742	620,813
Net loan servicing fees‒MSR valuation adjustments (2)	353,763	(36,504)	796,071
	$644,764	$408,762	$659,326
Net investment income	$334,194	$429,020	$303,771
Non-cash items as a percentage of net investment income	193%	95%	217%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at the end of the year.
(2)
Includes fair value changes due to changes in fair value inputs and fair value changes related to MSR derivative hedging instruments held at the end of the year.

We receive or pay cash relating to:

•
Our investment in MBS through monthly principal and interest payments from the issuer of such securities or from the sale of the investments;
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
•
MSRs in the form of loan servicing fees (including both base servicing and ESS) and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service;
•
Hedging instruments when we receive or make margin deposits as the fair value of respective instruments change, when the instruments mature or when we effectively cancel the transactions through offsetting trades; and
•
Our liability for representations and warranties when we repurchase loans or settle loss claims from investors.

Business Trends

The U.S. Federal Reserve has reduced the federal funds rate from its highest level since 2007 as inflationary pressures have abated, and longer term interest rates have decreased slightly from their most elevated levels in recent years. Elevated interest rates have constrained growth in the size of the mortgage origination market, which grew slightly from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024, and is expected to grow modestly to $2.0 trillion in 2025 according to mortgage industry economists.

Fluctuating interest rates and an increasing number of mortgage loans outstanding with interest rates near current levels have led to an increasing opportunity for refinancing which has driven increased mortgage production activity in 2024, and also led to increasing prepayment speeds on our mortgage servicing portfolio from the historically slow prepayment speeds experienced in 2023. Higher interest rate levels increased the costs of floating rate borrowings and interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to 2023, although these items will be impacted in future periods by the reductions to the federal funds rate that the Federal Reserve has recently put into place. We have also continued our sales of conventional loans to PLS during 2024, and we intend to continue to sell a portion of our conventional loans to PLS until PLS becomes the initial purchaser of loans from correspondent sellers and begins transferring agreed-upon volumes of conventional correspondent loans to us during 2025 to optimize our use and allocation of capital.

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

We are continuing to aggregate Agency eligible non-owner occupied loans and expect to continue investing in subordinate MBS generated from the securitization of these loans and other loan types in the private label market in 2025.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2024	2023	2022
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$264,540	$288,608	$909,551
Loan production income (1)	88,209	58,088	77,777
Net gains (losses) on investments and financings	61,050	178,099	(658,787)
Net interest expense	(79,396)	(96,061)	(26,626)
Other	(209)	286	1,856
Net investment income	334,194	429,020	303,771
Expenses	191,546	184,625	240,684
Pretax income	142,648	244,395	63,087
(Benefit from) provision for income taxes	(18,336)	44,741	136,374
Net income (loss)	160,984	199,654	(73,287)
Dividends on preferred shares	41,819	41,819	41,819
Net income (loss) attributable to common shareholders	$119,165	$157,835	$(115,106)
Pretax income by segment and corporate:
Credit sensitive strategies	$123,112	$230,304	$(112,566)
Interest rate sensitive strategies	15,588	44,593	207,802
Correspondent production	56,981	23,285	27,557
Corporate operations	(53,033)	(53,787)	(59,706)
	$142,648	$244,395	$63,087
Annualized return on average common shareholders' equity	8.4%	11.1%	(7.2)%
Earnings per common share
Basic	$1.37	$1.80	$(1.26)
Diluted	$1.37	$1.63	$(1.26)
Dividends per common share	$1.60	$1.60	$1.81

	December 31, 2024	December 31, 2023
Total assets	$14,408,706	$13,113,887
Book value per common share	$15.87	$16.13
Closing price per common share	$12.59	$14.95

(1)
Include net gains on sales of loans and loan origination fees.

Our results of operations decreased by $38.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, reflecting the fair value performance of our MBS and MSRs and CRT-related investments, partially offset by increased loan production income and benefits from income taxes.

The decrease in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $68.9 million decrease in net gains on our CRT arrangements as market credit spreads (which represent the interest rate premium demanded by investors for instruments over those that are considered “risk free”) tightened less during the year ended December 31, 2024, compared to the year ended December 31, 2023.
•
Our interest rate sensitive strategies segment recognized a $24.1 million decrease in net servicing fees as well as a $23.9 million decrease in fair value of MBS caused by an increase in market interest rates during the year ended December 31, 2024, offset by a $24.1 million decrease in net interest expense compared to the year ended December 31, 2023.
•
Our correspondent production segment recognized a $33.3 million increase in gains on sales of loans during the year ended December 31, 2024, reflecting increased gain on sale margins for mortgage loans and a larger reduction of our liability for representations and warranties due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

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
•
Our interest rate sensitive strategies segment benefited less from the slower rise in interest rates and reduced interest rate sensitivity of our assets during the year ended December 31, 2023, as compared to the year ended December 31, 2022, resulting in a $526.1 million increase in valuation gains on MBS, offset by a $620.9 million decrease in net servicing fees caused by lower valuations net of hedge impact in MSRs.
•
Our correspondent production segment recognized a $14.2 million increase in gains on sales of loans during the year ended December 31, 2023, reflecting a reduction of our liability for representations and warranties and improved gain on sale margins partially offset by reduced volume of sales to nonaffiliates.

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net loan servicing fees	$264,540	$288,608	$909,551
Net gains on loans acquired for sale	73,124	39,857	25,692
Loan origination fees	15,085	18,231	52,085
Net gains (losses) on investments and financings	61,050	178,099	(658,787)
Net interest expense	(79,396)	(96,061)	(26,626)
Other	(209)	286	1,856
	$334,194	$429,020	$303,771

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Loan servicing fees	$659,364	$676,446	$651,251
Effect of MSRs and hedging results	(394,824)	(387,838)	258,300
Net loan servicing fees	$264,540	$288,608	$909,551

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Contractually specified servicing fees	$644,642	$659,438	$625,210
Ancillary and other fees:
Late charges	4,056	3,352	2,526
Other	10,666	13,656	23,515
	14,722	17,008	26,041
	$659,364	$676,446	$651,251
Average UPB of underlying loans	$228,705,758	$231,203,032	$222,847,593

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

The change in contractually-specified fees during the year ended December 31, 2024 is due primarily to the slight reduction in our MSR servicing portfolio, reflecting the shift of a portion of our loan sales from sales to nonaffiliates with servicing rights retained to sales to PLS that include the transfer of servicing rights to PLS. The change in contractually-specified fees during the year ended 2023, as compared to the year ended 2022, is due primarily to increased servicing fees resulting from the growth in our loan servicing portfolio.

Mortgage Servicing Rights and Hedging

We have elected to carry our servicing assets at fair value. Changes in fair value have two components: changes due to realization of the expected servicing cash flows and changes due to changes in inputs used to estimate fair value. We endeavor to moderate the effects of changes in fair value attributable to changes in fair value inputs (market conditions) primarily by entering into derivatives transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$217,182	$87,811	$819,727
Recapture income from PFSI	2,193	1,784	13,744
Hedging results	(226,608)	(92,775)	(204,879)
	(7,233)	(3,180)	628,592
Realization of expected cash flows	(387,591)	(384,658)	(370,292)
	$(394,824)	$(387,838)	$258,300
Average balance of mortgage servicing rights	$3,911,440	$4,022,008	$3,615,920

Changes in fair value due to changes in valuation inputs used in our valuation model are affected by the magnitude of the interest rate changes and the interest rate and prepayment sensitivities of the MSRs, which changes are based on the relationship of the interest rates of the underlying mortgages to the level of market interest rates. Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2024 reflect the effects of expectations for slower future prepayments of the underlying loans as a result of interest rates increasing more significantly during the year ended December 31, 2024 compared to the year ended December 31, 2023. Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2023 reflect the effects of slower increases in interest rates compared to the year ended December 31, 2022.

The slight increase in recapture income from PFSI reflects the refinancing activity in our MSR portfolio during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in recapture income in the year ended December 31, 2023, as compared to the year ended December 31, 2022, reflects the effect of increases in interest rates on refinancing activities in our MSR portfolio. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results reflect valuation losses in hedges against interest rates during the year ended December 31, 2024 that are attributable to the effects of interest rate volatility and elevated hedge costs on the fair value of the hedging instruments. Our hedging activities are intended to manage our net exposure across all interest rate sensitive strategies, which include MSRs, MBS and related tax effects. Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments in the year ended December 31, 2024, as compared to the year ended December 31, 2023. The loss from hedging activities decreased during the year ended December 31, 2023, as compared to the year ended December 31, 2022 due to a smaller increase in interest rates during the period as well as decreased prepayment sensitivity of the hedged MSRs resulting from higher interest rate levels leading to a reduced amount of required hedges.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

Following is a summary of our loan servicing portfolio:

	December 31, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$226,237,613	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,645,952	$2,184,500
90 or more days delinquent:
Not in foreclosure	$1,084,587	$1,029,962
In foreclosure	$106,092	$85,045
Bankruptcy	$285,163	$185,320

Following is a summary of characteristics of our MSR servicing portfolio as of December 31, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$111,745,070	431	3.8%	50	299	$259	757	75%	52%	1.0%
Freddie Mac	110,335,692	393	3.8%	40	307	$281	761	75%	56%	0.6%
Other (2)	4,156,851	16	5.0%	37	320	$268	761	72%	57%	0.7%
	$226,237,613	840	3.8%	45	303	$270	759	75%	54%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(198,613)	$(278,128)	$(1,196,384)
Hedging activities	(45,445)	62,081	596,295
	(244,058)	(216,047)	(600,089)
Non-cash gains:
Receipt of MSRs in loan sale transactions	219,001	292,527	670,343
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,246)	(2,449)	(4,442)
Reduction in liability due to change in estimate	20,269	15,228	4,227
	19,023	12,779	(215)
Changes in fair value of financial instruments held at end of year:
Interest rate lock commitments	(7,089)	8,010	(2,928)
Loans	12,837	(7,129)	(4,057)
Hedging derivatives	65,341	(57,445)	(42,330)
	71,089	(56,564)	(49,315)
	309,113	248,742	620,813
Total from nonaffiliates	65,055	32,695	20,724
From PFSI—cash	8,069	7,162	4,968
	$73,124	$39,857	$25,692

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$15,995,449	$17,146,686	$39,439,263
To PFSI	83,669,855	73,949,658	51,592,640
	$99,665,304	$91,096,344	$91,031,903
Acquisition of loans for sale (UPB):
To nonaffiliates	$13,446,484	$14,898,301	$37,090,031
To PFSI	81,129,331	71,601,391	49,533,119
	$94,575,815	$86,499,692	$86,623,150

The changes in Net gains on loans acquired for sale during the year ended December 31, 2024, as compared to the same periods in 2023 and 2022, reflect increased gain on sale margins for mortgage loans supplemented by the effect of a reduction in our liability for representations and warranties.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our Net gains on loans acquired for sale include our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair values of our IRLCs as the loan acquisition process progresses until we complete the acquisitions or the commitments are canceled. Such adjustments are included in our Net gains on loans acquired for sale at fair value. The fair values of our IRLCs become part of the carrying values of our loans when we complete the purchases of the loans. The methods and key inputs we use to measure the fair values of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects, reimburse the investor for its loss or indemnify the investor or insurer against credit losses attributable to the loans with indemnified defects. In such cases, we bear any subsequent credit losses on the loans. Our credit losses may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of those repurchase losses from that correspondent seller.

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.2 million, $2.4 million and $4.4 million as part of our loan sales in each of the years ended December 31, 2024, 2023 and 2022, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions.

Following is a summary of the indemnification, repurchase and loss activity and balances of loans subject to representations and warranties:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Indemnification activity (UPB):
Loans indemnified at beginning of year	$12,123	$8,108	$2,782
New indemnifications	3,706	7,062	6,009
Less: indemnified loans sold, repaid or refinanced	540	3,047	683
Loans indemnified at end of year	$15,289	$12,123	$8,108
Indemnified loans indemnified by correspondent lenders at end of year	$5,772	$4,521	$1,312
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$5,488	$4,190	$2,670
Repurchase activity (UPB):
Loans repurchased	$35,493	$59,068	$92,293
Less:
Loans repurchased by correspondent sellers	26,913	51,369	77,813
Loans resold or repaid by borrowers	6,068	12,596	26,584
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$2,512	$(4,897)	$(12,104)
Losses charged to liability for representations and warranties	$234	$549	$993
At end of year:
Loans subject to representations and warranties	$222,063,618	$227,456,712	$228,339,312
Liability for representations and warranties	$6,886	$26,143	$39,471

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded $20.3 million, $15.2 million and $4.2 million reductions in liability for representations and warranties during the years ended December 31, 2024, 2023 and 2022, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the year ended December 31, 2024, as compared to the years ended December 31, 2023 and 2022, reflecting the overall decrease in our purchase volume of loans for sale from nonaffiliates during 2024.

Net gains (losses) on investments and financings

Net gains (losses) on investments and financings are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Mortgage-backed securities	$(80,838)	$74,984	$(576,758)
Loans at fair value	15,516	17,439	(300,478)
CRT arrangements	113,670	182,555	(65,137)
Asset-backed financings at fair value	(7,396)	(13,678)	283,586
Hedging derivatives	20,098	(83,201)	—
	$61,050	$178,099	$(658,787)

The decrease in net gains on investments for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to losses from our investments in MBS as interest rates increased and reduced gains in our CRT arrangements as credit spreads did not tighten to the same degree during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

The increase in net gains on investments for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to improved performance from our investments in MBS and CRT arrangements as interest rates increased at a slower rate during 2023 as compared to 2022, reducing losses on MBS, and credit spreads tightened in 2023 as compared to widening in 2022, which benefited the fair value of our investment in CRT arrangements.

Mortgage-Backed Securities

During the year ended December 31, 2024, we recognized net valuation losses of $80.8 million compared to valuation gains of $75.0 million for the year ended December 31, 2023. The losses recognized during the year ended December 31, 2024 reflect more significant increases in interest and mortgage rates and reduced tightening in credit spreads during the period as compared to the year ended December 31, 2023.

The gain recognized during the year ended December 31, 2023, compared to valuation losses for the year ended December 31, 2022, reflect a slower rate of increase in interest rates during the year ended December 31, 2023.

Loans at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded combined net valuation gains of $8.1 million during the year ended December 31, 2024, as compared to net gains of $3.8 million and net losses of $16.9 million during the years ended 2023 and 2022, respectively. The net gain during the year ended December 31, 2024 reflects the effect of credit spread tightening on our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
CRT derivatives and strips:
CRT derivatives
Realized	$13,491	$18,524	$38,382
Valuation changes	13,529	38,020	(42,220)
	27,020	56,544	(3,838)
CRT strips
Realized	45,573	46,252	60,389
Valuation changes	42,632	90,501	(110,356)
	88,205	136,753	(49,967)
Interest-only security payable at fair value - valuation changes	(1,555)	(10,742)	(11,332)
	113,670	182,555	(65,137)
Interest income — Deposits securing CRT arrangements	59,304	62,713	21,324
	$172,974	$245,268	$(43,813)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$1,633	$3,523	$(19,016)

	December 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,377	$16,160
CRT strip liabilities	(4,060)	(46,692)
Deposits securing CRT arrangements	1,110,708	1,209,498
Interest-only security payable at fair value	(34,222)	(32,667)
	$1,101,803	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$29,377	$16,160
Deposits securing CRT arrangements (1)	$1,110,708	$1,209,498

UPB of loans underlying CRT arrangements	$21,249,304	$23,152,230
Collection status (UPB):
Delinquency
Current	$20,628,148	$22,531,905
30-89 days delinquent	$414,605	$411,991
90-180 days delinquent	$131,191	$120,011
180 or more days delinquent	$51,343	$64,647
Foreclosure	$24,017	$23,676
Bankruptcy	$63,697	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $4.1 million and $46.7 million in CRT strip liabilities at December 31, 2024 and December 31, 2023, respectively.

The performance of our investments in CRT arrangements during the years ended December 31, 2024 and 2023 reflect credit spread tightening for CRT securities in the credit markets. This contrasts with CRT investments' fair value losses during the same period in 2022, when credit spreads widened.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$29,323	$489,669	5.99%	$25,046	$497,167	5.05%	$6,912	$332,251	2.09%
Mortgage-backed securities	237,758	4,107,100	5.79%	248,713	4,620,715	5.40%	133,640	3,559,869	3.76%
Loans acquired for sale	83,326	1,249,423	6.67%	93,988	1,439,373	6.55%	103,300	1,938,470	5.34%
Loans at fair value	58,715	1,468,687	4.00%	56,874	1,451,632	3.93%	59,482	1,615,982	3.69%
Deposits securing CRT arrangements	59,304	1,163,970	5.09%	62,713	1,270,298	4.95%	21,324	1,468,219	1.46%
	468,426	8,478,849	5.52%	487,334	9,279,185	5.27%	324,658	8,914,791	3.65%
Placement fees relating to custodial funds	163,891			149,484			57,961
Other	2,946			3,089			1,175
	$635,263	$8,478,849	7.49%	$639,907	$9,279,185	6.92%	$383,794	$8,914,791	4.32%
Liabilities:
Assets sold under agreements to repurchase	$331,800	$5,478,037	6.06%	$378,367	$6,306,627	6.02%	$165,436	$5,625,345	2.95%
Mortgage loan participation purchase and sale agreements	1,292	17,852	7.24%	1,365	19,079	7.17%	1,023	30,024	3.42%
Notes payable secured by credit risk transfer and mortgage servicing assets	261,008	2,883,379	9.05%	257,601	2,969,174	8.70%	137,021	2,646,597	5.19%
Unsecured senior notes	48,000	704,279	6.82%	34,969	561,877	6.24%	33,368	541,233	6.18%
Asset-backed financings	55,763	1,612,065	3.46%	49,988	1,354,803	3.70%	53,570	1,512,590	3.55%
	697,863	10,695,612	6.52%	722,290	11,211,560	6.46%	390,418	10,355,789	3.78%
Interest shortfall on repayments of loans serviced for Agency securitizations	7,144			5,477			15,806
Interest on loan impound deposits	7,099			6,353			4,196
Other	2,553			1,848			—
	714,659	$10,695,612	6.68%	735,968	$11,211,560	6.58%	410,420	$10,355,789	3.97%
	$(79,396)			$(96,061)			$(26,626)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Year ended December 31, 2024			Year ended December 31, 2023
	vs.			vs.
	Year ended December 31, 2023			Year ended December 31, 2022
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$4,656	$(379)	$4,277	$13,441	$4,693	$18,134
Mortgage-backed securities	17,571	(28,526)	(10,955)	68,213	46,860	115,073
Loans acquired for sale	1,752	(12,414)	(10,662)	20,481	(29,793)	(9,312)
Loans at fair value	1,104	737	1,841	3,685	(6,293)	(2,608)
Deposits securing CRT arrangements	1,841	(5,250)	(3,409)	44,630	(3,241)	41,389
	26,924	(45,832)	(18,908)	150,450	12,226	162,676
Placement fees relating to custodial funds			14,407			91,523
Other			(143)			1,914
	$26,924	$(45,832)	$(4,644)	$150,450	$12,226	$256,113
Liabilities:
Assets sold under agreements to repurchase	$2,618	$(49,185)	$(46,567)	$190,722	$22,209	$212,931
Mortgage loan participation purchase and sale agreements	12	(85)	(73)	817	(475)	342
Notes payable secured by credit risk transfer and mortgage servicing assets	10,703	(7,296)	3,407	102,155	18,425	120,580
Senior notes	3,474	9,557	13,031	319	1,282	1,601
Asset-backed financings	(3,384)	9,159	5,775	2,173	(5,755)	(3,582)
	13,423	(37,850)	(24,427)	296,186	35,686	331,872
Interest shortfall on repayments of loans serviced for Agency securitizations			1,667			(10,329)
Interest on loan impound deposits			746			2,157
Other			705			1,848
	13,423	(37,850)	(21,309)	296,186	35,686	325,548
	$13,501	$(7,982)	$16,665	$(145,736)	$(23,460)	$(69,435)
The decrease in net interest expense during the year ended December 31, 2024, as compared to the same period in 2023, is due to yields on our interest-earning assets which increased faster than the cost of our interest-bearing liabilities and the increase in earnings from placement fees relating to custodial funds managed for borrowers and investors.

The increase in net interest expense during the year ended December 31, 2023, as compared to the year ended December 31, 2022 is due to an increase in interest costs attributable to financing non-interest earning MSR assets, partially offset by an increase in placement fees relating to custodial funds we manage on behalf of borrowers and investors in our MSR portfolio and reduced interest shortfall on repayments of loans serviced from Agency securitization.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$83,252	$81,347	$81,915
Management fees	28,623	28,762	31,065
Loan fulfillment fees	26,291	27,826	67,991
Professional services	12,779	7,621	9,569
Loan collection and liquidation	6,834	4,562	5,396
Compensation	5,608	7,106	5,941
Safekeeping	4,403	3,766	8,201
Loan origination	3,328	4,602	12,036
Other	20,428	19,033	18,570
	$191,546	$184,625	$240,684

Expenses increased by $6.9 million, or 4%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and decreased $56.1 million, or 23%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$525	$680	$1,018
Loans at fair value	591	208	529
Mortgage servicing rights	82,136	80,459	80,368
	$83,252	$81,347	$81,915
Average investment in loans:
Acquired for sale	$1,249,423	$1,439,373	$1,938,470
At fair value	$1,468,687	$1,451,632	$1,615,982
Average MSR portfolio unpaid principal balance	$228,705,758	$231,203,032	$222,847,593

MSR recapture fees	$2,193	$1,784	$13,744
UPB of loans recaptured	$353,710	$315,412	$2,533,115

Loan servicing fees increased by $1.9 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and decreased by $568,000 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, reflecting a slight increase in delinquent loan servicing costs in our MSR portfolio during the year ended December 31, 2024 compared to the year ended December 31, 2023 and 2022.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Base	$28,623	$28,762	$31,065
Average shareholders' equity amounts used to calculate base management fee expense	$1,908,287	$1,917,642	$2,079,851

Management fees decreased by $139,000 during the year ended December 31, 2024, compared to the year ended 2023, and $2.3 million during the year ended December 31,2023, compared to the year ended December 31, 2022. This decrease reflects the effect of the decrease in our average shareholders’ equity on our base management fee.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans and are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Loan fulfillment fees earned by PLS	$26,291	$27,826	$67,991
UPB of loans fulfilled by PLS	$13,446,484	$14,898,301	$37,090,031

Fulfillment fees decreased by $1.5 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, and by $40.2 million during the year ended 2023 as compared to the same period in 2022. The decrease during the years ended 2024 and 2023 were due to a decrease in loan production volume sold to non-affiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expenses increased by $5.2 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to increased legal and consulting fees as a result of our securitization activities during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Professional services expenses decreased by $1.9 million during the year ended December 31, 2023 due to a decrease in legal and consulting fees.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $2.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to increased servicing cost related to delinquent loans serviced for the Agencies' foreclosure avoidance programs and decreased $834,000 during the year ended December 31, 2023, as compared to the year ended December 31, 2022, due to the reduction in our portfolio of nonperforming mortgage loans and the non-recurrence of the borrower assistance expenses we incurred relating to loans in our CRT reference pools.

Compensation

Compensation expense decreased $1.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and increased $1.2 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, respectively, primarily due to the volatility of expectations in achieving performance targets included in certain performance-based restricted share awards.

Loan origination

Loan origination expenses decreased by $1.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, and $7.4 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily reflecting a decrease in our loan originations purchased for sale to non-affiliates across the three-year period.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Common overhead allocation from PFSI	$7,909	$7,492	$8,588
Bank service charges	2,339	2,024	2,262
Technology	2,158	2,046	2,058
Insurance	1,957	1,935	1,622
Other	6,065	5,536	4,040
	$20,428	$19,033	$18,570

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

The Company’s effective tax rate was -12.9% for the year ended December 31, 2024 and 18.3% for the year ended December 31, 2023. The Company’s TRS recognized a tax benefit of $18.6 million on a pretax loss of $57.9 million while the Company’s consolidated pretax income was $142.6 million for the year ended December 31, 2024. For 2023, the TRS recognized tax expense of $41.9 million on pretax income of $155.0 million while the Company’s reported consolidated pretax income was $244.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended December 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning before January 1, 2026, the 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Below is a reconciliation of GAAP year to date results of operations to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2024	(in thousands)
Net investment income
Net loan servicing fees	$264,540	$287,409	$551,949	$551,949	$—
Net gains on loans acquired for sale	73,124	(250,698)	(177,574)	(177,574)	—
Loan origination fees	15,085	—	15,085	15,085	—
Net gains (losses) on investments and financings	61,050	21,422	82,472	16,196	66,276
Net interest expense	(79,396)	57,334	(22,062)	(168,142)	146,080
Results of real estate acquired in settlement of loans	(437)	147	(290)	(290)	—
Other	228	—	228	228	—
Net investment income	334,194	115,614	449,808	237,452	212,356
Expenses	191,546	1,225	192,771	161,965	30,806
REIT dividend deduction	—	181,550	181,550	—	181,550
Total expenses and dividend deduction	191,546	182,775	374,321	161,965	212,356
Income before provision for (benefit from) income taxes	142,648	(67,161)	75,487	75,487	—
Provision for (benefit from) income taxes	(18,336)	18,336	—	—	—
Net income (loss)	$160,984	$(85,497)	$75,487	$75,487	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2024	2023
	(in thousands)
Assets
Cash and short-term investments	$440,892	$409,423
Mortgage-backed securities at fair value	4,063,706	4,836,292
Loans acquired for sale at fair value	2,116,318	669,018
Loans at fair value	2,193,575	1,433,820
Derivative assets	56,840	177,984
Deposits securing credit risk transfer arrangements	1,110,708	1,209,498
Mortgage servicing rights	3,867,394	3,919,107
	13,849,433	12,655,142
Other	559,273	458,745
Total assets	$14,408,706	$13,113,887
Liabilities
Debt:
Short-term	$6,512,531	$5,624,558
Long-term:
Recourse	3,535,650	3,511,063
Non-recourse	2,074,597	1,369,398
	5,610,247	4,880,461
	12,122,778	10,505,019
Other	347,428	651,778
Total liabilities	12,470,206	11,156,797
Shareholders’ equity	1,938,500	1,957,090
Total liabilities and shareholders’ equity	$14,408,706	$13,113,887

Total assets increased by approximately $1.3 billion, or 10%, from December 31, 2023 to December 31, 2024, primarily due to an increase of $1.4 billion in Loans acquired for sale at fair value, an increase of $759.8 million in Loans at fair value, offset by a decrease of $772.6 million in Mortgage-backed securities at fair value, a decrease of $98.8 million in Deposits securing credit risk transfer arrangements and a $51.7 million decrease in MSRs.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$54,294,006	$46,395,294	$41,575,252
Government insured or guaranteed (2)	42,066,828	41,103,974	46,562,853
Jumbo loans	393,222	4,234	5,029
Advances to home equity lines of credit	10	102	132
	$96,754,066	$87,503,604	$88,143,266

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

During the year ended December 31, 2024, we purchased for sale $96.8 billion in fair value of correspondent production loans as compared to $87.5 billion and $88.1 billion during the same periods in 2023 and 2022, respectively.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$(111,044)	$87,346	$184,670
Loans secured by investment properties, net of associated asset-backed financing	51,812	—	23,485
	$(59,232)	$87,346	$208,155

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	(830,296)	308,742	2,424,778
Principal-only stripped mortgage-backed securities	638,098	46,763	—
Senior non-Agency securities	—	99,803	28,819
Interest-only stripped mortgage-backed securities	—	103,547	—
Loans secured by non-owner occupied properties	12,441	—	—
Mortgage servicing rights:
Purchases	29,429	16,258	—
Received in loan sales (1)	88,706	187,431	670,343
	(61,622)	762,544	3,123,940
	$(120,854)	$849,890	$3,332,095

(1)
Net of exchange of mortgage servicing spread for IO stripped MBS.

Our acquisitions during the years ended December 31, 2024, 2023 and 2022 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2024				December 31, 2023
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,079,492	$3,132,005	8.7	5.4%	$4,270,056	$4,311,342	7.6	5.1%
Principal-only stripped securities	596,300	776,455	6.7	0.1%	53,336	65,573	3.3	0.0%
Subordinate credit-linked securities	196,472	174,813	3.6	12.4%	301,180	275,963	4.3	12.4%
Senior non-Agency securities	105,182	111,479	9.2	5.1%	117,489	124,771	7.0	5.1%
Interest-only stripped securities	86,260	386,040	8.0	4.8%	94,231	419,791	7.3	4.9%
	$4,063,706	$4,580,792			$4,836,292	$5,197,440

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	December 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,377	$16,160
Derivative and credit risk transfer strip liabilities- CRT strips	(4,060)	(46,692)
Deposits securing CRT arrangements	1,110,708	1,209,498
Interest-only security payable at fair value	(34,222)	(32,667)
	$1,101,803	$1,146,299
UPB of loans subject to credit guarantee obligations	$21,249,304	$23,152,230

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2024:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,363	$9,883	$2,544	$2,146	$1,763	$550	$21,249
Liquidations:
Balances	$1.1	$9.9	$59.9	$165.0	$124.5	$61.6	$421.9
Losses	$—	$0.9	$5.8	$20.6	$13.2	$7.5	$48.0
Modifications (1):
Balances	$68.8	$554.8	$307.6	$—	$—	$—	$931.3
Losses	$1.9	$21.1	$16.2	$—	$—	$—	$39.2
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.5%	35.1%	35.7%	35.8%
Origination FICO credit score	765	754	736	745	751	743	753
Origination loan-to value ratio	80.7%	83.3%	83.5%	82.4%	80.6%	80.9%	82.4%
Current loan-to value ratio (2)	49.9%	49.7%	47.4%	42.3%	38.4%	36.0%	47.4%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$461	$980	$320	$230	$345	$106	$2,442
Florida	478	948	327	224	185	48	2,210
Texas	516	853	204	183	217	81	2,054
Virginia	235	436	91	99	123	53	1,037
Maryland	173	425	116	124	116	31	985
Other	2,500	6,241	1,486	1,286	777	231	12,521
	$4,363	$9,883	$2,544	$2,146	$1,763	$550	$21,249

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,480	$3,375	$910	$736	$551	$167	$7,219
Southwest	1,132	2,176	476	420	323	112	4,639
West	939	2,052	639	472	503	149	4,754
Northeast	408	1,244	301	314	228	83	2,578
Midwest	404	1,036	218	204	158	39	2,059
	$4,363	$9,883	$2,544	$2,146	$1,763	$550	$21,249

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,340	$9,778	$2,490	$2,133	$1,752	$547	$21,040
90 - 179 Days	15	65	31	10	9	2	132
180+ Days	5	30	14	2	1	1	53
Foreclosure	3	10	9	1	1	—	24
	$4,363	$9,883	$2,544	$2,146	$1,763	$550	$21,249
Bankruptcy	$6	$32	$15	$5	$6	$1	$65

Cash Flows

Our cash flows for the years ended December 31, 2024, 2023 and 2022 are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating activities	$(2,702,883)	$1,340,173	$1,784,471
Investing activities	1,360,396	(21,726)	(1,867,474)
Financing activities	1,399,096	(1,149,228)	135,886
Net cash flows	$56,609	$169,219	$52,883

Our cash flows resulted in a net increase in cash of $56.6 million during the year ended December 31, 2024, as discussed below.

Operating activities

Cash used in operating activities totaled $2.7 billion during the year ended December 31, 2024, as compared to cash provided by our operating activities of $1.3 billion and $1.8 billion during the years ended December 31, 2023 and 2022, respectively. Cash flows from operating activities are most influenced by cash flows from loans acquired for sale as shown below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(2,377,330)	$815,464	$1,417,213
Other	(325,553)	524,709	367,258
	$(2,702,883)	$1,340,173	$1,784,471

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory as well as cash flows relating to associated hedging activities from the beginning to end of the years presented. Our inventory of loans held for sale increased during the year ended December 31, 2024 compared to decreases in the years ended December 31, 2023 and 2022, respectively. The negative other operating cash flows during 2024 represent an increase in margin deposits of $221.9 million along with a reduction in accounts payable and accrued liabilities of approximately $216.1 million, a change of approximately $410.2 million compared to the increase of approximately $120.9 million in 2023.

Investing activities

Net cash provided by our investing activities was $1.4 billion for the years ended December 31, 2024 compared to net cash used in our investing activities of $21.7 million and $1.9 billion for the years ended December 31, 2023 and December 31, 2022, respectively, primarily due to our net sale of MBS.

Financing activities

Net cash provided by our financing activities was $1.4 billion for the year ended December 31, 2024, as compared to net cash used in our financing activities of $1.1 billion for the year ended December 31, 2023. This change primarily reflects the increase in borrowings required to finance the increase in inventory of loans held for sale during the year ended December 31, 2024.

Net cash used in our financing activities was $1.1 billion for the year ended December 31, 2023, as compared to net cash provided by our financing activities of $135.9 million for the year ended December 31, 2022. This change primarily reflects changes in financing requirements relating to loans acquired for sale.

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

On May 24, 2024 and June 4, 2024, PMC issued in a private offering $216.5 million aggregate principal amount of exchangeable senior notes due 2029 (the “2029 Exchangeable Notes”) that mature on June 1, 2029 at a rate of 8.500% per year. The 2029 Exchangeable Notes are fully and unconditionally guaranteed by PMT. Upon exchange, PMC will pay cash up to the aggregate principal amount of the Exchangeable Notes to be exchanged and pay or deliver, as the case may be, cash, Common Shares, or a combination thereof, at PMT’s election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the 2029 Exchangeable Notes to be exchanged. The exchange rate initially equals 63.3332 Common Shares per $1,000 principal amount of the 2029 Exchangeable Notes.

On June 27, 2024, the Company, the Issuer Trusts, PMC and PMH issued an aggregate principal amount of $355 million in secured term notes (the “Series 2024-FT1 Term Notes”) as part of the structured finance transaction that PMC and PMH use to finance Fannie Mae MSRs and related excess servicing spread and servicing advance receivables. The initial 3.5 year term of the Series 2024-FT1 Term Notes is set to mature on December 27, 2027, unless the Company exercises a six-month optional extension.

On December 20, 2024, the Company, the Issuer Trusts, PMC and PMH entered into a secured term note (the “Series 2024-VF2 Note”) with Citibank, N.A., as part of the structured finance transaction that PMC uses to finance Fannie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial term of the Series 2024-VF2 Note is set to expire on June 26, 2026 and the maximum principal balance of the Series 2024-VF2 Note is $1 billion and the aggregate committed amount is $500 million.

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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2024	2023	2022
	(in thousands)
Average balance outstanding	$5,478,037	$6,306,627	$5,625,345
Maximum daily balance outstanding	$7,865,435	$9,460,676	$8,834,936
Ending balance	$6,500,938	$5,624,558	$6,616,528

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $11.6 billion at December 31, 2024.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between December 31, 2024 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2024:

Counterparty	Amount at risk
(in thousands)
Goldman Sachs & Co. LLC	$261,789
Atlas Securitized Products, L.P.	110,744
Citibank, N.A.	99,334
Bank of America, N.A.	66,870
JPMorgan Chase & Co.	60,871
Wells Fargo Securities, LLC	29,466
Barclays Capital Inc.	24,460
RBC Capital Markets, L.P.	18,420
Santander US Capital	14,310
Morgan Stanley & Co. LLC	13,879
Bank of Montreal	7,215
Daiwa Capital Markets America Inc.	5,149
Mizuho Financial Group	3,968
BNP Paribas	319
$716,794

All debt financing arrangements that matured between December 31, 2024 and the date of this Report have been renewed, extended or replaced.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

December 31, 2024
(in thousands)
Loans acquired for sale at fair value	$2,116,318
Mortgage servicing rights at fair value	3,887,525
Other assets
From nonaffiliates	677,343
From PFSI	16,014
From non-issuer or non-guarantor subsidiaries	469,645
Total assets	$7,166,845

Total liabilities
Payable to nonaffiliates	$1,626,218
Payable to non-issuer or non-guarantor subsidiaries	5,173,580
Payable to PFSI	21,320
$6,821,118

Year ended December 31, 2024
(in thousands)
Net investment income
From nonaffiliates	$466,625
From PFSI	10,262
From non-issuer or non-guarantor subsidiaries (1)	(444,882)
Expenses
From nonaffiliates	39,575
From PFSI	121,805
Pre-tax loss	(129,375)
Benefit from income taxes	(31,632)
Net loss	$(97,743)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of December 31, 2024.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2024, we have not entered into any off-balance sheet arrangements.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect the fair value of interest income and net servicing income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments and MSRs. Changes in interest rates significantly influence the prepayment speed of the loans underlying our investment in MSRs which affects those assets’ estimated lives. In general, rising interest rates negatively affect the fair value of our investments in MBS and loans, while decreasing market interest rates negatively affect the fair value of our MSRs.

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

Prepayment Risk

To the extent that the actual prepayment rates on our mortgage-based investments differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on such MBS investments and will accelerate the fair value decline of MSRs thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on such MBS investments.

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

Fair Value Risk

Our loans, MBS, MSRs and CRT arrangements are reported at their fair values. The fair value of these assets fluctuates primarily based on the exposure of the underlying investment. Performing prime loans (along with any related recognized IRLCs), MBS and MSRs are more sensitive to changes in market interest rates, while CRT arrangements are more sensitive to changes in the market credit spreads, underlying real estate values relating to the loans underlying our investments, and other factors such as the effectiveness and servicing practices of the servicers associated with the properties securing such investment.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2024, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$256,253	$159,691	$110,814	$(119,508)	$(181,431)	$(499,816)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2024, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$202,210	$98,637	$48,722	$(47,568)	$(94,018)	$(183,710)
Prepayment speed	$224,752	$108,682	$53,465	$(51,798)	$(102,010)	$(197,970)
Annual per-loan cost of servicing	$66,582	$33,291	$16,645	$(16,645)	$(33,291)	$(66,582)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$39,939	$19,678	$9,768	$(9,627)	$(19,116)	$(37,691)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(9,870)	$(5,922)	$(2,689)	$2,216	$4,050	$5,566

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 20, 2025

Item 9B. Other Information

(c) Trading Plans

During the quarter ended December 31, 2024, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities applicable to our trustees, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by within 120 days after the end of fiscal year 2024.

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

The following table provides information as of December 31, 2024 concerning our Common Shares authorized for issuance under our 2019 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	449,387	$—	7,619,247
Equity compensation plans not approved by security holders (2)	—	—	—
Total	449,387	$—	7,619,247

(1)
Represents equity awards outstanding under the 2019 Plan.
(2)
We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	February 22, 2024

4.2	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.3	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.4	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.5	Specimen Certificate for 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.6	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.7	Third Supplemental Indenture, dated as of March 5, 2021, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	March 5, 2021

4.8	Form of 5.50% Exchangeable Senior Notes due 2026 (included in Exhibit 4.8).	8-K	March 5, 2021

4.9	Fourth Supplemental Indenture, dated as of May 24, 2024, among the Issuer, the Company and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	May 24, 2024

4.10	Form of 8.500% Exchangeable Senior Notes due 2029 (included in Exhibit 4.9).	8-K	May 24, 2024

4.11

Fifth Supplemental Indenture, dated as of June 21, 2024, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A., to the Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.

		8-K	June 21, 2024

4.12	Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	September 21, 2023

4.13

First Supplemental Indenture, dated as of September 21, 2023, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.

		8-K	September 21, 2023

4.14	Form of 8.50% Senior Notes due 2028 (included in Exhibit 4.12 hereto).	8-K	September 21, 2023

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

10.5

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco 2, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.6

Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of December 16, 2024.

		8-K	December 19, 2024

10.7	Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.8	Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.9	Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024
10.10	Third Amended and Restated MSR Recapture Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.11	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.12	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.13	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.14†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.15†	Form of Performance Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.16†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2021).	10-Q	May 7, 2021

10.17†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2022).	10-Q	May 6, 2022

10.18†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2024).	10-K	February 22, 2024

10.19^

Amended and Restated Base Indenture, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A, PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.20^

Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.21

Amendment No. 1 to Amended and Restated Series 2017-VF1 Indenture Supplement, dated as of June 28, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I - FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

		10-Q	August 1, 2024

10.22	Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT	8-K	April 30, 2018

ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

10.23^

Amended and Restated Series 2021-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.24^

Amended and Restated Series 2022-FT1 Indenture Supplement, dated as of October 10, 2023, by and among PMT ISSUER TRUST – FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.25^

Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	June 1, 2023

10.26^

Amendment No. 1 and Joinder, dated August 16, 2023, to the Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of May 25, 2023, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., Atlas Securitized Products, L.P., and the syndicated lenders party thereto.

		8-K	August 17, 2023

10.27

Amendment No. 2 to Series 2023-FTL1 Indenture Supplement and Loan Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

10.28^

Series 2024-FT1 Indenture Supplement, dated as of June 27, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P., and the noteholders thereto.

		8-K	July 3, 2024

10.29

Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust, Atlas Securitized Products, L.P., and Citibank, N.A.

		10-Q	November 1, 2023

10.30	Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of PMT ISSUER TRUST - FMSR and PMT CO-ISSUER TRUST I – FMSR.	10-Q	November 1, 2023

10.31	Second Amended and Restated Master Repurchase Agreement, dated as of October 10, 2023, by and among Atlas Securitized Products, L.P., PennyMac Corp., and PennyMac Holdings, LLC.	10-Q	November 1, 2023

10.32

Amendment No. 1 to the Second Amended and Restated Master Repurchase Agreement, dated as of March 15, 2024, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Mortgage Investment Trust.

		10-Q	May 2, 2024

10.33

Joint Amendment No. 2 to the Series 2017-VF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of June 28, 2024, among Atlas Securitized Products, L.P, Nexera Holding LLC, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Mortgage Investment Trust.

		10-Q	August 1, 2024

10.34	Second Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of Nexera Holding LLC and Citibank, N.A.	10-Q	November 1, 2023

10.35^

Series 2024-VF1 Indenture Supplement, dated March 15, 2024, by and among PMT ISSUER TRUST—FMSR, PMT CO-ISSUER TRUST I—FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, and Goldman Sachs Bank, USA.

		8-K	March 20, 2024

10.36

Master Repurchase Agreement, dated as of March 15, 2024, among PMC FMSR VFN Funding, LLC, PMH FMSR VFN Funding, LLC, PennyMac Corp., PennyMac Holdings, LLC, the buyers from time to time party thereto, and Goldman Sachs Bank, USA.

		8-K	March 20, 2024

10.37^

First Amendment to Master Repurchase Agreement, dated as of October 18, 2024, among PMC FMSR VFN Funding, LLC, PMH FMSR VFN Funding, LLC, PennyMac Corp., PennyMac Holdings, LLC, and Goldman Sachs Bank, USA.

		10-Q	October 30, 2024

10.38	Series 2024-VF1 Guaranty, dated March 15, 2024, by PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.	8-K	March 20, 2024

10.39^

Series 2024-VF2 Indenture Supplement, dated as of December 20, 2024, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC, Atlas Securitized Products, L.P., and the noteholders thereto.

		8-K	December 23, 2024

10.40

Master Repurchase Agreement, dated as of December 20, 2024, among PMC FMSR VFN Funding, LLC, PMH FMSR VFN Funding, LLC, PennyMac Corp., PennyMac Holdings, LLC, the buyers from time-to-time party thereto, and Citibank, N.A.

		8-K	December 23, 2024

10.41	Series 2024-VF2 Guaranty, dated as of December 20, 2024, by PennyMac Mortgage Investment Trust, PennyMac Corp., and PennyMac Holdings, LLC.	8-K	December 23, 2024

10.42

Omnibus Assignment, Assumption and Amendment, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and

		8-K	March 17, 2023

Nexera Holding LLC, PennyMac Corp., PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P., PMC REO Financing Trust, PMC REO Trust 2015-1, and PennyMac Mortgage Investment Trust.

10.43

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

10.44^

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

		10-Q	August 1, 2024

10.45	Indenture by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.46^	Series 2023-VF1 Indenture Supplement by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

10.47	Receivables Sale Agreement by and between PennyMac Corp. and PMT SAF Funding, LLC, dated August 10, 2023.	8-K	August 16, 2023

10.48	Receivables Pooling Agreement by and between PMT SAF Funding, LLC and PMT ISSUER TRUST - FHLMC SAF, dated August 10, 2023.	8-K	August 16, 2023

10.49^

Variable Funding Note Purchase Agreement by and among PMT ISSUER TRUST – FHLMC SAF, Sheffield Receivables Company LLC, Barclays Bank PLC, Citibank, N.A., PennyMac Corp., and PMT SAF Funding, LLC, dated August 10, 2023.

		8-K	August 16, 2023

19.1	PennyMac Mortgage Investment Trust Policy Against Insider Trading.	*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

22.1	List of Guarantor Subsidiaries	10-Q	November 1, 2023

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	10-K	February 22, 2024

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (ii) the Consolidated Statements of income for the years ended December 31, 2024 and December 31, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

We identified the fair value of MSRs, including the pricing spread and prepayment speed assumptions used in the valuation of MSRs, as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the pricing spread and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of MSRs, including the pricing spread and prepayment speed assumptions used by the Company to estimate the fair value of MSRs, included the following, among others:

•
We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the pricing spread and prepayment speed assumptions
•
With the assistance of our fair value specialists, we evaluated the fair value of MSRs by comparing it against a fair value range that was independently developed using market data
•
We assessed the reasonableness of the discount rate and prepayment speed assumptions used within the valuation model by comparing the assumptions used by the Company to the assumptions used by the third-party valuation experts
•
We tested management’s process for determining the discount rate assumptions by comparing them to the implied discount rate within market transactions and other third-party information used by management

Credit Risk Transfer Agreements and Credit Risk Transfer Strip Assets and Liabilities — Refer to Notes 2, 3, 6, 7 and 11 to the financial statements

Critical Audit Matter Description

The Company entered into credit risk transfer (“CRT”) arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae guaranteed securitizations while retaining recourse obligations. The Company retains an interest-only (“IO”) ownership interest in such mortgage loans and an obligation to absorb credit losses arising from such mortgage loans (“Recourse Obligations”). The Company placed deposits securing CRT arrangements into subsidiary trust entities to secure its Recourse Obligations. The deposits securing CRT arrangements pledged to creditors represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses. Together, the Recourse Obligations and the IO ownership interest comprise the CRT derivatives and CRT strips.

The Company accounts for CRT derivatives and CRT strips at fair value and categorizes them as “Level 3” fair value assets and liabilities. The Company determines the fair value of the CRT derivatives and CRT strips based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the CRT derivatives and CRT strips and the related deposits. The fair value of the CRT derivatives and CRT strips are derived by deducting the balance of the deposits securing the CRT arrangements pledged to creditors from the estimated fair value of the certificates.

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

•
With the assistance of our fair value specialists, we determined an independent fair value estimate of the CRT derivatives and CRT strips, which included discount rate assumptions, and compared that to the value determined by the Company.

/s/ Deloitte & Touche LLP

Los Angeles, California
February 20, 2025

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
	(in thousands, except share information)
ASSETS
Cash	$337,694	$281,085
Short-term investments at fair value	103,198	128,338
Mortgage-backed securities at fair value pledged to creditors	4,063,706	4,836,292
Loans acquired for sale at fair value ($2,087,615 and $659,751 pledged to creditors, respectively)	2,116,318	669,018
Loans at fair value ($2,191,869 and $1,431,896 pledged to creditors, respectively)	2,193,575	1,433,820
Derivative assets ($29,377 and $16,160 pledged to creditors, respectively)	56,840	177,984
Deposits securing credit risk transfer arrangements pledged to creditors	1,110,708	1,209,498
Mortgage servicing rights at fair value ($3,807,065 and $3,871,249 pledged to creditors, respectively)	3,867,394	3,919,107
Servicing advances ($89,396 and $181,201 pledged to creditors, respectively)	105,037	206,151
Due from PennyMac Financial Services, Inc.	16,015	56
Other ($527 and $1,905 pledged to creditors, respectively)	438,221	252,538
Total assets	$14,408,706	$13,113,887
LIABILITIES
Assets sold under agreements to repurchase	$6,500,938	$5,624,558
Mortgage loan participation purchase and sale agreements	11,593	—
Notes payable secured by credit risk transfer and mortgage servicing assets	2,929,790	2,910,605
Unsecured senior notes	605,860	600,458
Asset-backed financings of variable interest entities at fair value	2,040,375	1,336,731
Interest-only security payable at fair value	34,222	32,667
Derivative and credit risk transfer strip liabilities at fair value	7,351	51,381
Accounts payable and accrued liabilities	139,124	354,989
Due to PennyMac Financial Services, Inc.	30,206	29,262
Income taxes payable	163,861	190,003
Liability for losses under representations and warranties	6,886	26,143
Total liabilities	12,470,206	11,156,797

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 86,860,960 and 86,624,044 common shares, respectively	869	866
Additional paid-in capital	1,925,067	1,923,437
Accumulated deficit	(528,918)	(508,695)
Total shareholders’ equity	1,938,500	1,957,090
Total liabilities and shareholders’ equity	$14,408,706	$13,113,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	December 31,	December 31,
	2024	2023
	(in thousands)
ASSETS
Loans at fair value	$2,191,709	$1,431,689
Derivative assets	29,377	16,160
Deposits securing credit risk transfer arrangements	1,110,708	1,209,498
Other—interest receivable	6,382	4,106
	$3,338,176	$2,661,453
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$2,040,375	$1,336,731
Derivative and credit risk transfer strip liabilities at fair value	4,060	46,692
Interest-only security payable at fair value	34,222	32,667
Accounts payable and accrued liabilities—interest payable	6,382	4,106
	$2,085,039	$1,420,196

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(in thousands, except earnings per common share)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$644,642	$659,438	$625,210
Other	14,722	17,008	26,041
	659,364	676,446	651,251
Change in fair value of mortgage servicing rights	(170,409)	(296,847)	449,435
Mortgage servicing rights hedging results	(226,608)	(92,775)	(204,879)
	262,347	286,824	895,807
From PennyMac Financial Services, Inc.	2,193	1,784	13,744
	264,540	288,608	909,551
Net gains on loans acquired for sale:
From nonaffiliates	65,055	32,695	20,724
From PennyMac Financial Services, Inc.	8,069	7,162	4,968
	73,124	39,857	25,692
Loan origination fees	15,085	18,231	52,085
Net gains (losses) on investments and financings	61,050	178,099	(658,787)
Net interest expense:
Interest income	635,263	639,907	383,794
Interest expense	714,659	735,968	410,420
Net interest expense	(79,396)	(96,061)	(26,626)
Results of real estate acquired in settlement of loans	(437)	(186)	496
Other	228	472	1,360
Net investment income	334,194	429,020	303,771
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	83,252	81,347	81,915
Management fees	28,623	28,762	31,065
Loan fulfillment fees	26,291	27,826	67,991
Professional services	12,779	7,621	9,569
Loan collection and liquidation	6,834	4,562	5,396
Compensation	5,608	7,106	5,941
Safekeeping	4,403	3,766	8,201
Loan origination	3,328	4,602	12,036
Other	20,428	19,033	18,570
Total expenses	191,546	184,625	240,684
Income before (benefit from) provision for income taxes	142,648	244,395	63,087
(Benefit from) provision for income taxes	(18,336)	44,741	136,374
Net income (loss)	160,984	199,654	(73,287)
Dividends on preferred shares of beneficial interest	41,819	41,819	41,819
Net income (loss) attributable to common shareholders	$119,165	$157,835	$(115,106)
Earnings (loss) per common share
Basic	$1.37	$1.80	$(1.26)
Diluted	$1.37	$1.63	$(1.26)
Weighted average common shares outstanding
Basic	86,815	87,372	91,434
Diluted	86,815	111,700	91,434

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2021	22,400	$541,482	94,897	$949	$2,081,757	$(256,670)	$2,367,518
Cumulative effect of adoption of ASU 2020-06	—	—	—	—	(50,347)	9,394	(40,953)
Balance at January 1, 2022	22,400	541,482	94,897	949	2,031,410	(247,276)	2,326,565
Net loss	—	—	—	—	—	(73,287)	(73,287)
Share-based compensation	—	—	86	1	3,787	—	3,788
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.81 per share)	—	—	—	—	—	(164,440)	(164,440)
Repurchase of common shares	—	—	(6,094)	(61)	(87,931)	—	(87,992)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	199,654	199,654
Share-based compensation	—	—	146	1	4,637	—	4,638
Dividends:
Preferred shares	—	—	—	—	—	(41,818)	(41,818)
Common shares ($1.60 per share)	—	—	—	—	—	(139,709)	(139,709)
Repurchase of common shares	—	—	(2,411)	(24)	(28,466)	—	(28,490)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	160,984	160,984
Share-based compensation	—	—	237	3	1,630	—	1,633
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.60 per share)	—	—	—	—	—	(139,388)	(139,388)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities
Net income (loss)	$160,984	$199,654	$(73,287)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Change in fair value of mortgage servicing rights	170,409	296,847	(449,435)
Mortgage servicing rights hedging results	226,608	92,775	204,879
Net gains on loans acquired for sale	(73,124)	(39,857)	(25,692)
Net (gains) losses on investments and financings	(61,050)	(178,099)	658,787
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(23,312)	(355)	(9,815)
Amortization of debt issuance costs	23,095	15,141	16,563
Results of real estate acquired in settlement of loans	437	186	(496)
Share-based compensation expense	3,479	5,205	4,310
Purchase of loans acquired for sale from nonaffiliates	(96,091,114)	(87,503,604)	(87,844,404)
Purchase of loans acquired for sale from PennyMac Financial Services, Inc.	(662,952)	—	(298,862)
Sale to nonaffiliates and repayment of loans acquired for sale	12,414,391	15,936,124	39,077,156
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	81,997,773	72,441,699	50,575,617
Repurchase of loans subject to representations and warranties	(35,428)	(58,755)	(92,294)
Decrease (increase) in servicing advances	100,884	(8,924)	6,979
(Increase) decrease in due from PennyMac Financial Services, Inc.	(15,959)	3,504	12,393
Repurchase of real estate previously sold as loans acquired for sale	—	(456)	—
Increase in other assets	(596,687)	(86,086)	(189,551)
(Decrease) increase in accounts payable and accrued liabilities	(216,119)	194,059	73,162
Increase (decrease) in due to PennyMac Financial Services, Inc.	944	(7,110)	(3,719)
(Decrease) increase in income taxes payable	(26,142)	38,225	142,180
Net cash (used in) provided by operating activities	(2,702,883)	1,340,173	1,784,471
Cash flows from investing activities
Net decrease (increase) in short-term investments	25,140	123,933	(84,272)
Purchase of mortgage-backed securities	(638,155)	(3,172,193)	(3,718,093)
Sale and repayment of mortgage-backed securities	1,488,971	2,979,019	1,358,199
Repurchase of loans at fair value	—	(119)	—
Repayment of loans at fair value	101,651	94,550	159,647
Net settlement of derivative financial instruments	(11,086)	9,700	25,489
Distribution from credit risk transfer arrangements	157,854	180,573	478,388
Purchase of mortgage servicing rights	(29,263)	(14,632)	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(561)	472	(104)
Sale of real estate acquired in settlement of loans	1,870	4,668	7,999
Decrease (increase) in margin deposits	263,975	(227,697)	(94,727)
Net cash provided by (used in) investing activities	1,360,396	(21,726)	(1,867,474)

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	121,850,449	120,565,014	121,017,757
Repurchase of assets sold under agreements to repurchase	(120,968,841)	(121,555,845)	(121,073,659)
Issuance of mortgage loan participation purchase and sale agreements	2,246,133	2,146,821	3,742,870
Repayment of mortgage loan participation purchase and sale agreements	(2,234,482)	(2,146,821)	(3,792,858)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	1,474,986	780,000	944,999
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(1,453,833)	(675,032)	(611,943)
Issuance of unsecured senior notes	216,500	53,500	—
Repayment of unsecured senior notes	(210,000)	—	—
Issuance of asset-backed financing of variable interest entities	791,582	—	382,423
Repayment of asset-backed financings of variable interest entities	(98,986)	(91,406)	(155,654)
Payment of debt issuance costs	(31,447)	(13,967)	(14,170)
Payment of dividends to preferred shareholders	(41,819)	(41,818)	(41,819)
Payment of dividends to common shareholders	(139,300)	(140,617)	(173,546)
Payment of vested share-based compensation tax withholdings	(1,846)	(567)	(522)
Repurchase of common shares of beneficial interest	—	(28,490)	(87,992)
Net cash provided by (used in) financing activities	1,399,096	(1,149,228)	135,886
Net increase in cash	56,609	169,219	52,883
Cash at beginning of year	281,085	111,866	58,983
Cash at end of year	$337,694	$281,085	$111,866
Supplemental cash flow information
Payments (refunds), net:
Income taxes	$7,806	$6,517	$(5,806)
Interest	$711,694	$718,362	$368,671
Non cash investing activities:
Retention of subordinate mortgage-backed securities in loan securitizations	$64,253	$—	$23,485
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$847,698	$—	$405,908
Transfer of loans and servicing advances to real estate acquired in settlement of loans	$—	$1,205	$—
Receipt of mortgage servicing rights as proceeds from sales of loans	$219,001	$292,527	$670,343
Unsettled purchase of mortgage servicing rights	$166	$1,626	$—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	$130,295	$105,096	$—
Non-cash financing activities:
Recognition of asset-backed financings resulting from initial consolidation of VIEs	$783,445	$—	$382,423
Dividends declared, not paid	$34,838	$34,750	$35,658

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests in residential mortgage-related assets. The Company operates in three operating and reportable segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. All other activities are included in corporate:

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
•
The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS primarily for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The company also securitizes certain of its loans directly and may retain interests, such as subordinate MBS, from such securitizations.
•
Corporate activities include management fees, corporate expense amounts and certain interest income and expense. None of the corporate activities qualify as reportable segments.

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

Note 2—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans. Agency MBS, interest-only (“IO”) and principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. MSRs are sensitive to changes in market interest rates, prepayment rate activity and expectations, and costs to service the underlying loans.

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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling loans to the Agencies without the retention of credit risk in the case of CRT arrangements and investing in senior mortgage-backed securities in the case of subordinate MBS.

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

The Company maintains cash and short-term investment balances at financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. Should one or more of the financial institutions at which the Company's deposits are maintained fail, there is no guarantee as to the extent that the Company would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery.

Fair Value Risk

The Company is exposed to fair value risk in addition to the risks specific to credit and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS:

•
The fair value of MSRs is sensitive to changes in prepayment speed expectation and experience, the returns demanded by market participants and to estimates of cost to service the underlying loans;
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

Credit Risk Transfer Arrangements

The Company holds CRT arrangements with Fannie Mae, pursuant to which its subsidiary PennyMac Corp. (“PMC”), through subsidiary trust entities, sold pools of loans into Fannie Mae-guaranteed loan securitizations while retaining recourse obligations for credit losses and IO ownership interests in such loans. Loans subject to the CRT arrangements were transferred by PMC to subsidiary trust entities which sold the loans into Fannie Mae loan securitizations. Transfers of loans subject to CRT arrangements received sale accounting treatment.

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the recourse obligations and retained IO ownership interests, in the form of derivative and IO strip assets and liabilities, the deposits pledged to fulfill the recourse obligations and an IO security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its recourse obligations and are the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and IO strip assets and liabilities related to CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

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
•
For other investments in subordinate MBS, comprised of transactions backed by loans purchased by the Company that were subsequently included in securitizations sponsored by the Company or a nonaffiliate and serviced by PLS, the Company concluded that it is the primary beneficiary of the VIEs as it (1) has the power, through PLS, in its role as the servicer or sub-servicer of the majority of the loans, to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance and, (2) as a holder of subordinate securities, is exposed to losses or residual returns that could potentially be significant to the VIEs. PMT consolidates the VIEs that issue those subordinate MBS.

For financial reporting purposes, the loans owned by the consolidated VIEs are included in Loans at fair value and the securities issued to nonaffiliates by the consolidated VIEs are included in Asset-backed financings at fair value on the Company’s consolidated balance sheets. Both the Loans at fair value and the Asset-backed financings at fair value included in the consolidated VIEs are also included in a separate statement following the Company’s consolidated balance sheets. The Company previously recognized MSRs relating to loans owned by one of the consolidated VIEs. Upon purchase of the subordinate securities and consolidation of the VIE, the Company recombined the MSRs with the loans in the VIE to Loans at fair value.

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

Financing of Mortgage Servicing Assets

The Company entered into securitization transactions in which it pledged participation interest in its MSRs to VIEs which issued variable funding notes and term debt backed by the participation certificates. The Company holds and acts as guarantor of the variable funding notes and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, PMT consolidates the VIEs.

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

Fair Value Accounting Elections

The Company identified all of its non-cash financial assets and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified its Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets carried at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under this method, debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period results of operations. Short-term investments represent deposit accounts. The Company categorizes its short-term investments as “Level 1” fair value assets.

Mortgage-Backed Securities

The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period results of operations. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gains (losses) on investments and financings. Purchases and sales of MBS are recorded as of the trade date. The Company categorizes its investments in Agency pass-through, senior non-Agency, subordinate credit linked MBS and principal-only stripped MBS as “Level 2” fair value assets. The Company classifies its investments in interest-only stripped MBS as “Level 3” fair value assets.

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

Sale Recognition

The Company purchases from and sells loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability arising from the representations and warranties it makes to purchasers and insurers of the loans.

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
the loans have been isolated from the Company,
(ii)
the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and
(iii)
the Company does not maintain effective control over the transferred loans through either:
a.
an agreement that entitles and obligates the Company to repurchase or redeem the loans before their maturity; or
b.
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

Derivative financial instruments created as a result of the Company’s operations include:

•
Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase loans for sale; and
•
CRT Agreements whereby the Company retained a recourse obligation relating to certain loans it sold into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such loans.

The Company engages in interest rate risk management activities in an effort to reduce the variability of its results of operations caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing, and MBS financing activities due to changes in market interest rates as discussed below:

•
The Company is exposed to loss if market mortgage interest rates increase because market interest rate increases generally cause the fair value of MBS (other than IO stripped MBS), IRLCs and loans acquired for sale to decrease.
•
The Company is exposed to losses if market mortgage interest rates decrease because market interest rate decreases generally cause the fair value of MSRs and IO stripped MBS to decrease.

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

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. IRLC and CRT derivatives are categorized by the Company as “Level 3” fair value assets and liabilities.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale to nonaffiliates and repayment of loans acquired for sale. Cash flows from derivative financial instruments relating to hedging of MSRs are included in Cash flows from investing activities.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans (“REO”) is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan immediately before acquisition of the property in settlement of a loan) or its fair value reduced by estimated costs to sell. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of operations under the caption Results of real estate acquired in settlement of loans. The Company categorizes REO as “Level 3” fair value assets.

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

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The Company categorizes MSRs as “Level 3” fair value assets.

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

Asset-Backed Financings of Variable Interest Entities at Fair Value and Interest-Only Security Payable at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financings and the IO security payable are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and/or interest payments of the loans held by the consolidated VIEs. Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value are carried at fair value. Changes in fair value are recognized in current period results of operations as a component of Net gains (losses) on investments and financings. Issuance discounts and cost are accrued to Interest expense over the estimated lives of these borrowings using the interest method. The Company categorizes Asset-backed financings of variable interest entities at fair value as “Level 2” fair value liabilities and the Interest-only security payable at fair value as a “Level 3” fair value liability.

Liability for Losses Under Representations and Warranties

The Company’s sales agreements include representations and warranties related to the loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, property value, loan amount, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law. The Company provides for its estimate of the fair value of the losses that it expects to incur as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the loans it has sold.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects, reimburse the investor for its loss or indemnify the investor or insurer against credit losses arising from such loans. In either case, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it has to correspondent sellers that had sold such loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent seller.

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan defect rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at fair value at the time loans are sold and periodically adjusts the liability for estimated losses in excess of the recorded liability. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee. The establishment of and adjustments to the liability are included in the Net gains on loans acquired for sale at fair value.

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

However, the Company believes that the current unpaid principal balance (“UPB”) of loans it has sold to date represents the maximum exposure to repurchases related to representations and warranties.

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

Accounting Standard Adopted in 2024

Segment Disclosures

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses.

The amendments in ASU 2023-07 are intended to improve reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. The key amendments require the Company to supplement its existing disclosures to include disclosure of:

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

The Company adopted ASU 2023-07 effective December 31, 2024 as shown in Note 25 — Segments.

Note 4—Transactions with Related Parties

The Company enters into transactions with subsidiaries of PFSI in support of its operating, investing and financing activities as summarized below.

Operating Activities

Servicing Agreement

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

•
The per-loan base servicing fees for prime loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
•
To the extent that these prime loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO.
•
PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and certain fees for pandemic-related forbearance and modification activities.

Special Servicing

•
The per-loan base servicing fee rates for loans purchased with credit deterioration (distressed loans) range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. PLS also receives a supplemental servicing fee of $25 per month for each special servicing loan.
•
PLS receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing, as well as other market-based refinancing and loan disposition fees.

In December 2024, the Servicing Agreement was modified and extended, effective January 1, 2025. Changes to the Servicing Agreement include applying the servicing fee rates under the prime servicing fee schedule to special servicing loans, passing through Agency incentive fees to PLS for loss mitigation activities, adding a fee for processing insurance and guarantee claims on defaulted loans and increasing servicing fee rates for delinquent loans to a range of $18 to $80 per month based on the loans’ delinquency, bankruptcy and foreclosure status. The Servicing Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

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

In December 2024, the MSR recapture agreement was renewed and amended, effective January 1, 2025, to adjust the recapture fee as follows:

•
70% of the fair market value of the MSRs relating to the recaptured loans subject to the first 30% of the “recapture rate”;
•
50% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30% and up to 50%;
•
40% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 50%; and
•
a recapture fee of $900 per loan if PLS originates a mortgage loan for the purpose of purchasing a property where the customer has or had a mortgage loan for which PMT holds or held the MSR.

For the purpose of the December 2024 renewal of the MSR recapture agreement, the “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all refinance mortgage loans originated in such month, plus the aggregate unpaid principal balance of all "preserved mortgage loans" relating to closed end second loans originated in such month, to (ii) the aggregate unpaid principal balance of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate unpaid principal balance of all "preserved mortgage loans" relating to closed end second lien loans originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan.

The MSR recapture agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan servicing and recapture fees earned by PLS:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$525	$680	$1,018
Loans at fair value	591	208	529
Mortgage servicing rights	82,136	80,459	80,368
	$83,252	$81,347	$81,915
Average investment in loans:
Acquired for sale	$1,249,423	$1,439,373	$1,938,470
At fair value	$1,468,687	$1,451,632	$1,615,982
Average MSR portfolio unpaid principal balance	$228,705,758	$231,203,032	$222,847,593

MSR recapture fees	$2,193	$1,784	$13,744
UPB of loans recaptured	$353,710	$315,412	$2,533,115

Correspondent Production Activities

Mortgage Banking Servicing Agreement

The Company is provided fulfillment and other services for the operation of its correspondent production business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans to reduce the risk of loss arising from fluctuations in fair value due to movements in interest rates; correspondent seller performance and credit monitoring procedures; and the sale of loans through secondary mortgage markets on behalf of the Company.

Fulfillment fees in any quarter shall not exceed the following:

•
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
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
•
$750 multiplied by the number of all purchased loans that are sold to parties other than Fannie Mae and Freddie Mac;
•
provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and, as of October 1, 2022, designated Fannie Mae or Freddie Mac loans acquired by PLS.

In December 2024, the mortgage banking services agreement was renewed and amended, effective January 1, 2025, to provide for a quarterly fulfillment fee not to exceed the following:

•
the number of non-Ginnie Mae loan commitments issued during the quarter multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of the number of loan commitments issued to PMT during the quarter to the total number of non-Ginnie Mae loan commitments issued during the quarter, plus
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of the number of loans purchased by the Company during the quarter to the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to the Company with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired from PMT by the Company on a discretionary basis, or any mortgage loan acquired by PMT from the Company on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

The Company does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking services agreement, PLS purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans are held by the Company before purchase by PLS. PLS may also acquire conventional loans from the Company on the same terms upon mutual agreement between the Company and PLS.

While PLS purchases these mortgage loans “as is” and without recourse of any kind from the Company, where PLS has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of the Company.

In December 2024, the mortgage banking services agreement was renewed and amended to provide for PLS to assume the role of initial correspondent loan purchaser in place of the Company effective July 1, 2025. Under this agreement, the Company retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as previously described. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. Accordingly, the sourcing fee arrangement will no longer have any effect beginning July 1, 2025.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity and other loan purchases between the Company and PLS:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Loan fulfillment fees earned by PLS	$26,291	$27,826	$67,991
UPB of loans fulfilled by PLS	$13,446,484	$14,898,301	$37,090,031

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$8,069	$7,162	$4,968

UPB of loans sold to PLS:
Government guaranteed or insured	$40,838,480	$40,476,782	$45,768,110
Conventional conforming	39,856,056	31,141,915	3,912,157
	$80,694,536	$71,618,697	$49,680,267

Purchases of loans acquired for sale from PLS	$662,952	$—	$298,862

Tax service fees paid to PLS	$2,523	$3,216	$8,418

	December 31, 2024	December 31, 2023
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$602,108	$168,303

Management Agreement

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

Following is a summary of management fee expenses:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Base management	$28,623	$28,762	$31,065
Performance incentive	—	—	—
	$28,623	$28,762	$31,065
Average shareholders' equity amounts used to calculate base management fee expense	$1,908,287	$1,917,642	$2,079,851

In December 2024, the Management Agreement was renewed and amended effective January 1, 2025, to change the incentive fee from a quarterly fee to an annual fee and limit the calculation of the high watermark to the two-year period preceding the fiscal year for which the incentive fee is calculated. In addition, the highwater mark shall never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period. The Management Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$20,871	$21,468	$23,829
Common overhead incurred by PCM and its affiliates	7,909	7,492	8,588
Compensation	660	660	660
	$29,440	$29,620	$33,077
Payments and settlements during the year (1)	$118,167	$94,339	$144,012

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Under the amended Management Agreement discussed above, effective January 1, 2025, PFSI will be reimbursed based on the resources it dedicates to investment management and will also be reimbursed for its accounting, legal, financial reporting, Sarbanes Oxley Act of 2002 compliance and internal audit services. Such allocations will be reviewed annually.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both December 31, 2024 and December 31, 2023.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2024	December 31, 2023
	(in thousands)
Due from PFSI-Miscellaneous receivables	$16,015	$56

Due to PFSI:
Correspondent production fees	$11,122	$8,288
Management fees	7,149	7,252
Loan servicing fees	6,822	6,809
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	3,508	5,612
Fulfillment fees	1,605	1,301
	$30,206	$29,262

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2024	December 31, 2023
	(in thousands)
Servicing advances	$105,037	$206,151
Other assets-Real estate acquired in settlement of loans	1,265	2,003
	$106,302	$208,154

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows:
Proceeds from sales	$12,414,391	$15,936,124	$39,077,156
Loan servicing fees received	$644,642	$659,438	$625,210

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2024	December 31, 2023
	(in thousands)
UPB of loans outstanding	$222,761,227	$228,838,471
Collection status (UPB)
Delinquency:
30-89 days delinquent	$2,618,767	$2,184,500
90 or more days delinquent:
Not in foreclosure	$1,078,362	$1,029,962
In foreclosure	$105,810	$85,045
Bankruptcy	$281,821	$185,320

Custodial funds managed by the Company (1)	$2,385,602	$1,759,974

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

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
CRT derivatives and strips:
CRT derivatives
Realized	$13,491	$18,524	$38,382
Valuation changes	13,529	38,020	(42,220)
	27,020	56,544	(3,838)
CRT strips
Realized	45,573	46,252	60,389
Valuation changes	42,632	90,501	(110,356)
	88,205	136,753	(49,967)
Interest-only security payable at fair value - valuation changes	(1,555)	(10,742)	(11,332)
	113,670	182,555	(65,137)
Interest income — Deposits securing CRT arrangements	59,304	62,713	21,324
	$172,974	$245,268	$(43,813)

Net payments made (recoveries received) to settle losses (recoveries) on CRT arrangements	$1,633	$3,523	$(19,016)

	December 31, 2024	December 31, 2023
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$29,377	$16,160
CRT strip liabilities	(4,060)	(46,692)
Deposits securing CRT arrangements	1,110,708	1,209,498
Interest-only security payable at fair value	(34,222)	(32,667)
	$1,101,803	$1,146,299

CRT arrangement assets pledged to secure borrowings:
Derivative assets	$29,377	$16,160
Deposits securing CRT arrangements (1)	$1,110,708	$1,209,498

UPB of loans underlying CRT arrangements	$21,249,304	$23,152,230
Collection status (UPB):
Delinquency
Current	$20,628,148	$22,531,905
30-89 days delinquent	$414,605	$411,991
90-180 days delinquent	$131,191	$120,011
180 or more days delinquent	$51,343	$64,647
Foreclosure	$24,017	$23,676
Bankruptcy	$63,697	$58,696

(1)
Deposits securing credit risk transfer strip liabilities also secure $4.1 million and $46.7 million in CRT strip liabilities at December 31, 2024 and December 31, 2023, respectively.

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

Following is a summary of the Company’s investment in subordinate MBS backed by assets held in consolidated VIEs:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
Loans at fair value	$15,637	$17,876	$(301,164)
Asset-backed financings at fair value	(7,396)	(13,678)	283,586
Interest income	58,720	56,833	59,263
Interest expense	55,763	49,988	53,570
	$11,198	$11,043	$(11,885)

	December 31, 2024	December 31, 2023
	(in thousands)
Loans at fair value	$2,191,709	$1,431,689
Asset-backed financings at fair value	$2,040,375	$1,336,731
Retained subordinate MBS at fair value pledged to secure Assets sold under agreements to repurchase	$130,839	$85,344

Financing of Mortgage Servicing Assets

The Company entered into financing transactions in which it pledged participation interests in its MSRs to VIEs which issued variable funding notes, term notes and term loans backed by beneficial interests in Fannie Mae MSRs. The Company holds and acts as guarantor of the variable funding notes, term notes and term loans. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the variable funding notes sold under agreements to repurchase are included in Assets sold under agreements to repurchase and the term notes and term loans are included in Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. These financings are described in Note 15 – Long Term Debt.

Note 7— Fair Value

Fair Value Accounting Elections

The Company identified all of PMT’s non-cash financial assets and MSRs to be accounted for at fair value. The Company has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Company has also identified its Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under historical cost accounting, debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance costs to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$103,198	$—	$—	$103,198
Mortgage-backed securities at fair value	—	3,977,446	86,260	4,063,706
Loans acquired for sale at fair value	—	2,108,347	7,971	2,116,318
Loans at fair value	—	2,191,709	1,866	2,193,575
Derivative assets:
Call options on interest rate futures purchase contracts	156	—	—	156
Put options on interest rate futures purchase contracts	6,372	—	—	6,372
Forward purchase contracts	—	614	—	614
Forward sale contracts	—	54,056	—	54,056
MBS put options	—	2,114	—	2,114
CRT derivatives	—	—	29,377	29,377
Interest rate lock commitments	—	—	3,562	3,562
Total derivative assets before netting	6,528	56,784	32,939	96,251
Netting	—	—	—	(39,411)
Total derivative assets after netting	6,528	56,784	32,939	56,840
Mortgage servicing rights at fair value	—	—	3,867,394	3,867,394
	$109,726	$8,334,286	$3,996,430	$12,401,031
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$2,040,375	$—	$2,040,375
Interest-only security payable at fair value	—	—	34,222	34,222
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	6,336	—	6,336
Forward sales contracts	—	1,753	—	1,753
Interest rate lock commitments	—	—	3,118	3,118
Total derivative liabilities before netting	—	8,089	3,118	11,207
Netting	—	—	—	(7,916)
Total derivative liabilities after netting	—	8,089	3,118	3,291
Credit risk transfer strips	—	—	4,060	4,060
Total derivative and credit risk transfer strip liabilities	—	8,089	7,178	7,351
	$—	$2,048,464	$41,400	$2,081,948

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$128,338	$—	$—	$128,338
Mortgage-backed securities at fair value	—	4,742,061	94,231	4,836,292
Loans acquired for sale at fair value	—	662,700	6,318	669,018
Loans at fair value	—	1,431,689	2,131	1,433,820
Derivative assets:
Call options on interest rate futures purchase contracts	41,712	—	—	41,712
Put options on interest rate futures purchase contracts	4,324	—	—	4,324
Forward purchase contracts	—	15,905	—	15,905
Forward sale contracts	—	671	—	671
MBS call options	—	3,218	—	3,218
MBS put options	—	5	—	5
CRT derivatives	—	—	16,160	16,160
Interest rate lock commitments	—	—	7,596	7,596
Total derivative assets before netting	46,036	19,799	23,756	89,591
Netting	—	—	—	88,393
Total derivative assets after netting	46,036	19,799	23,756	177,984
Mortgage servicing rights at fair value	—	—	3,919,107	3,919,107
	$174,374	$6,856,249	$4,045,543	$11,164,559
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$1,336,731	$—	$1,336,731
Interest-only security payable at fair value	—	—	32,667	32,667
Derivative liabilities and credit risk transfer strips:
Call options on interest rate futures purchase contracts	2,005	—	—	2,005
Call options on interest rate futures sell contracts	1,328	—	—	1,328
Forward purchase contracts	—	490	—	490
Forward sales contracts	—	50,363	—	50,363
Interest rate lock commitments	—	—	64	64
Total derivative liabilities before netting	3,333	50,853	64	54,250
Netting	—	—	—	(49,561)
Total derivative liabilities after netting	3,333	50,853	64	4,689
Credit risk transfer strips	—	—	46,692	46,692
Total derivative and credit risk transfer strip liabilities	3,333	50,853	46,756	51,381
	$3,333	$1,387,584	$79,423	$1,420,779

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	8,132	—	—	38,086	—	29,429	75,647
Repayments and sales	(149,983)	(6,139)	(144)	(13,803)	—	(45,573)	—	(215,642)
Accrual of unearned discounts	9,093	—	—	—	—	—	—	9,093
Amounts received pursuant to sales of loans	—	—	—	—	—	—	219,001	219,001
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	2,624	(340)	(121)	27,020	(10,882)	88,205	(170,409)	(63,903)
	2,624	(340)	(121)	27,020	(10,882)	88,205	(170,409)	(63,903)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	130,295	—	—	—	—	—	(130,295)	—
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(34,292)	—	—	(34,292)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	561	561
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Changes in fair value recognized during the year relating to assets still held at December 31, 2024	$2,624	$(261)	$(140)	$13,529	$444	$42,632	$(173,271)	$(114,443)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2024
(in thousands)
Interest-only security payable:
Balance, December 31, 2023	$32,667
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	1,555
1,555
Balance, December 31, 2024	$34,222
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2024	$1,555

	Year ended December 31, 2023
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$—	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	—	7,151	119	—	4,591	—	16,258	28,119
Repayments and sales	(3,417)	(11,291)	(548)	(18,286)	—	(46,252)	—	(79,794)
Accrual of unearned discount	2,673	—	—	—	—	—	—	2,673
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	292,527	292,031
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Loans to REO	—	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(11,786)	—	—	(11,786)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	(472)	(472)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$(8,572)	$(21)	$(964)	$38,020	$7,532	$90,501	$(296,847)	$(170,351)

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	December 31, 2024			December 31, 2023
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$2,114,556	$2,092,030	$22,526	$667,857	$648,283	$19,574
90 or more days delinquent:
Not in foreclosure	1,687	2,114	(427)	433	617	(184)
In foreclosure	75	96	(21)	728	845	(117)
	1,762	2,210	(448)	1,161	1,462	(301)
	$2,116,318	$2,094,240	$22,078	$669,018	$649,745	$19,273
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$2,190,432	$2,413,214	$(222,782)	$1,430,427	$1,697,305	$(266,878)
90 or more days delinquent:
Not in foreclosure	1,277	1,658	(381)	1,262	1,582	(320)
In foreclosure	—	—	—	—	—	—
	1,277	1,658	(381)	1,262	1,582	(320)
	2,191,709	2,414,872	(223,163)	1,431,689	1,698,887	(267,198)
Distressed:
Current through 89 days delinquent	445	595	(150)	569	728	(159)
90 or more days delinquent:
Not in foreclosure	1,421	3,796	(2,375)	393	2,023	(1,630)
In foreclosure	—	—	—	1,169	2,546	(1,377)
	1,421	3,796	(2,375)	1,562	4,569	(3,007)
	1,866	4,391	(2,525)	2,131	5,297	(3,166)
	$2,193,575	$2,419,263	$(225,688)	$1,433,820	$1,704,184	$(270,364)

Following are the changes in fair value included in current year results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2024
	Net loan servicing fees	Net gains on loans acquired for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(80,838)	$28,773	$(52,065)
Loans acquired for sale at fair value	—	24,457	—	—	24,457
Loans at fair value	—	—	15,516	(1,808)	13,708
Credit risk transfer strips at fair value	—	—	88,205	—	88,205
MSRs at fair value	(170,409)	—	—	—	(170,409)
	$(170,409)	$24,457	$22,883	$26,965	$(96,104)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(1,555)	$—	$(1,555)
Asset-backed financings at fair value	—	—	(7,396)	(3,653)	(11,049)
	$—	$—	$(8,951)	$(3,653)	$(12,604)

	Year ended December 31, 2023
	Net loan servicing fees	Net gains on loans acquired for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$74,984	$1,986	$76,970
Loans acquired for sale at fair value	—	15,025	—	—	15,025
Loans at fair value	—	—	17,439	(2,127)	15,312
Credit risk transfer strips at fair value	—	—	136,753	—	136,753
MSRs at fair value	(296,847)	—	—	—	(296,847)
	$(296,847)	$15,025	$229,176	$(141)	$(52,787)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(10,742)	$—	$(10,742)
Asset-backed financings at fair value	—	—	(13,678)	(496)	(14,174)
	$—	$—	$(24,420)	$(496)	$(24,916)

	Year ended December 31, 2022
	Net loan servicing fees	Net gains on loans acquired for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$(576,758)	$12,697	$(564,061)
Loans acquired for sale at fair value	—	(539,102)	—	—	(539,102)
Loans at fair value	—	—	(300,478)	(1,109)	(301,587)
Credit risk transfer strips at fair value	—	—	(49,967)	—	(49,967)
MSRs at fair value	449,435	—	—	—	449,435
	$449,435	$(539,102)	$(927,203)	$11,588	$(1,005,282)
Liabilities:
Interest-only security payable at fair value	$—	$—	$(11,332)	$—	$(11,332)
Asset-backed financings at fair value	—	—	283,586	1,773	285,359
	$—	$—	$272,254	$1,773	$274,027

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2024	$—	$—	$532	$532
December 31, 2023	$—	$—	$753	$753

The following table summarizes the fair value changes recognized during the years on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Real estate acquired in settlement of loans	$(348)	$(223)	$(505)

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

	December 31, 2024		December 31, 2023
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,929,790	$2,944,956	$2,910,605	$2,904,678
Unsecured senior notes	$605,860	$606,185	$600,458	$580,090

Valuation Governance

Most of the Company’s assets, its Asset-backed financings of variable interest entities at fair value, Interest-only security payable at fair value and Derivative and credit risk transfer strip liabilities at fair value are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within PFSI's capital markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to PFSI’s senior management valuation subcommittee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities other than IRLCs, including the models’ performance versus actual results, and reports those results to PFSI’s senior management valuation subcommittee. PFSI’s senior management valuation subcommittee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, risk management and capital markets staffs.

The capital markets valuation staff is responsible for reporting to PFSI’s senior management valuation subcommittee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuation of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and key inputs to those procured from nonaffiliate brokers and published surveys.

The fair values of the Company’s IRLCs are developed by PFSI's capital markets risk management staff and are reviewed by its capital markets operations staff.

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company’s categorization of its current holdings of MBS is based on whether the respective security is an IO stripped MBS:

•
The Company categorizes its current holdings of MBS other than IO stripped MBS as “Level 2” fair value assets. Fair value of these securities is established based on quoted market prices for the Company’s MBS holdings or similar securities.
•
The Company categorizes its current holdings of IO stripped MBS as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair values of its IO stripped MBS.

The key inputs used in the estimation of the fair value of IO stripped MBS include pricing spread (discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO stripped MBS' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO stripped MBS:

	December 31, 2024	December 31, 2023
Fair value (in thousands)	$86,260	$94,231
Key inputs (1)
Pricing spread (2)
Range	5.9% – 6.5%	5.1% – 5.1%
Weighted average	6.5%	5.1%
Annual total prepayment speed (3)
Range	9.4% – 10.2%	10.9% – 11.0%
Weighted average	9.4%	10.9%
Equivalent life (in years)
Range	4.6 – 8.0	4.7 – 7.2
Weighted average	7.9	7.1

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Pricing spread represents a margin that is applied to a reference forward rate to develop periodic discount rates. The Company uses the pricing spread over a derived United States Treasury Securities (“Treasury”) yield curve for the purpose of discounting cash flows relating to IO stripped MBS.
(3)
Prepayment speed is measured using life total Conditional Prepayment Rate (“CPR”). Equivalent life is provided as supplementary information

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
•
For the loans at fair value held in VIEs, the quoted indications of fair value of all of the individual securities issued by the securitization trusts are used to derive fair values for the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and/or pricing services and validates the brokers’ or pricing services’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers and/or pricing services to include the fair value of MSRs attributable to the loans included in the VIEs.

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
•
Distressed loans’ fair values are estimated based on the fair value of the real estate collateralizing the loans.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$29,377	$16,160
UPB of loans in reference pools	$4,961,644	$5,437,551
Key inputs (1)
Discount rate
Range	9.0% – 11.4%	9.0% – 9.7%
Weighted average	9.3%	9.6%
Voluntary prepayment speed (2)
Range	7.0% – 7.6%	6.9% – 7.6%
Weighted average	7.3%	7.4%
Involuntary prepayment speed (3)
Range	0.1% – 0.2%	0.2% – 0.8%
Weighted average	0.1%	0.3%
Remaining loss expectation
Range	0.0% – 0.2%	0.2% – 0.3%
Weighted average	0.1%	0.3%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2024	December 31, 2023
Fair value (in thousands) (1)	$444	$7,532
Committed amount (in thousands)	$1,166,566	$874,017
Key inputs (2)
Pull-through rate
Range	51.0% – 98.0%	50.0% - 98.0%
Weighted average	86.3%	82.5%
MSR fair value expressed as
Servicing fee multiple
Range	2.6 – 7.8	1.7 - 6.5
Weighted average	5.7	4.6
Percentage of unpaid principal balance
Range	0.6% – 2.7%	0.4% - 2.4%
Weighted average	1.9%	1.7%

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$4,060	$46,692
Unpaid principal balance of loans in the reference pools	$16,287,660	$17,714,679
Key inputs (1)
Discount rate
Range	7.1% – 9.1%	7.9% – 9.6%
Weighted average	8.8%	9.4%
Voluntary prepayment speed (2)
Range	6.9% – 7.5%	6.6% – 8.2%
Weighted average	7.0%	6.8%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.2% – 0.3%
Weighted average	0.1%	0.2%
Remaining loss expectation
Range	0.4% – 1.5%	0.5% – 1.6%
Weighted average	0.5%	0.6%

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

The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spreads (a component of the discount rate), the prepayment speeds of the underlying loans, and the annual per-loan costs to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in significant changes in the MSR fair value measurements. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (pricing spreads) increase, or when annual per-loan costs of servicing increase. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2024	2023	2022
MSRs recognized (in thousands)	$219,001	$292,527	$670,343
Unpaid principal balance of underlying loans (in thousands)	$12,240,231	$15,966,491	$39,014,110
Weighted average annual servicing fee rate (in basis points)	35	39	34
Key inputs (1)
Pricing spread (2)
Range	5.4% – 8.5%	5.5% – 8.8%	5.5% – 8.9%
Weighted average	5.6%	5.8%	6.3%
Prepayment speed (3)
Range	8.7% – 26.7%	10.1% – 22.7%	5.5% – 19.7%
Weighted average	12.2%	12.4%	9.3%
Equivalent average life (in years)
Range	3.4 – 8.1	2.8 - 7.2	4.0 – 9.6
Weighted average	6.9	6.8	8.0
Annual per-loan cost of servicing
Range	$68 – $87	$68 – $83	$73 – $81
Weighted average	$69	$70	$79

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2024	December 31, 2023
Fair value (in thousands)	$3,867,394	$3,919,107
Unpaid principal balance of underlying loans (in thousands)	$226,237,613	$230,294,583
Weighted average annual servicing fee rate (in basis points)	27	28
Weighted average note interest rate	3.8%	3.7%
Key inputs (1)
Pricing spread (2)
Range	5.4% – 8.1%	5.5% – 8.5%
Weighted average	5.4%	5.5%
Effect on fair value (in thousands) of (3):
5% adverse change	$(47,568)	$(48,362)
10% adverse change	$(94,018)	$(95,575)
20% adverse change	$(183,710)	$(186,699)
Prepayment speed (4)
Range	6.5% – 17.7%	6.5% – 17.9%
Weighted average	6.7%	7.0%
Equivalent average life (in years)
Range	2.4 – 8.9	2.7 – 9.4
Weighted average	8.6	8.5
Effect on fair value (in thousands) of (3):
5% adverse change	$(51,798)	$(53,964)
10% adverse change	$(102,010)	$(106,144)
20% adverse change	$(197,970)	$(205,509)
Annual per-loan cost of servicing
Range	$69 – $89	$70 – $89
Weighted average	$69	$70
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,645)	$(17,276)
10% adverse change	$(33,291)	$(34,551)
20% adverse change	$(66,582)	$(69,103)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$4,836,292	$4,462,601	$2,666,768
Purchases	638,155	3,172,193	3,718,093
Sales	(1,071,692)	(2,629,540)	(1,079,826)
Repayments	(417,279)	(349,479)	(278,373)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	130,295	103,547	—
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts	28,773	1,986	12,697
Valuation adjustments, net	(80,838)	74,984	(576,758)
	(52,065)	76,970	(564,061)
Balance at end of year	$4,063,706	$4,836,292	$4,462,601

	December 31, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,063,706	$4,836,292

Following is a summary of the Company’s investments in MBS:

	December 31, 2024
Security type (1)	Principal balance or notional amount	Unamortized net purchase premiums (discounts)	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,132,005	$(901)	$(51,612)	$3,079,492
Principal-only stripped securities	776,455	(160,960)	(19,195)	596,300
Subordinate credit-linked securities	174,813	(4,292)	25,951	196,472
Senior non-Agency securities	111,479	(3,269)	(3,028)	105,182
	$4,194,752	$(169,422)	$(47,884)	3,977,446
Interest-only stripped securities	$386,040			86,260
				$4,063,706

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
				$4,836,292

(2)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	December 31, 2024	December 31, 2023
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$1,311,754	$491,108
Held for sale to PLS
GSE eligible	175,145	62,234
Government insured or guaranteed	426,963	106,069
	602,108	168,303
Jumbo	194,485	3,289
Home equity lines of credit	1,368	1,803
Repurchased pursuant to representations and warranties	6,603	4,515
	$2,116,318	$669,018
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,075,473	$659,751
Mortgage loan participation purchase and sale agreements	12,142	—
	$2,087,615	$659,751

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

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	December 31, 2024	December 31, 2023
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by non-owner occupied properties	$2,146,328	$1,383,392
Fixed interest rate jumbo loans	45,381	48,297
	2,191,709	1,431,689
Distressed loans	1,866	2,131
	$2,193,575	$1,433,820
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$2,191,709	$1,431,689
Assets sold under agreements to repurchase	160	207
	$2,191,869	$1,431,896

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At December 31, 2024 and December 31, 2023, $130.8 million and $85.3 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer strip assets and liabilities are summarized below:

	December 31, 2024	December 31, 2023
	(in thousands)
Derivative assets	$56,840	$177,984
	$56,840	$177,984

Derivative liabilities	$3,291	$4,689
Credit risk transfer strip liabilities	4,060	46,692
	$7,351	$51,381

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities at fair value and related margin deposits on the consolidated balance sheets:

	December 31, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	500,000	$156	$—	2,315,000	$41,712	$2,005
Put options on interest rate futures purchase contracts	1,690,000	6,372	—	2,900,000	4,324	—
Call options on interest rate futures sell contracts	—	—	—	500,000	—	1,328
Forward purchase contracts	1,154,515	614	6,336	2,789,324	15,905	490
Forward sale contracts	7,080,982	54,056	1,753	7,219,512	671	50,363
MBS call options	—	—	—	500,000	3,218	—
MBS put options	450,000	2,114	—	450,000	5	—
Bond futures	1,713,000	—	—	2,860,500	—	—
Swap futures	951,200	—	—	1,048,800	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	4,961,644	29,377	—	5,437,551	16,160	—
Interest rate lock commitments	1,166,566	3,562	3,118	874,017	7,596	64
Total derivative instruments before netting		96,251	11,207		89,591	54,250
Netting		(39,411)	(7,916)		88,393	(49,561)
		$56,840	$3,291		$177,984	$4,689
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(31,497)			$137,955
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$29,377			$16,160

(1)
Notional amounts provide an indication of the volume of the Company’s derivative activities.
(2)
All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of December 31, 2024 and December 31, 2023, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$29,377	$—	$—	$29,377	$16,160	$—	$—	$16,160
Interest rate lock commitments	3,562	—	—	3,562	7,596	—	—	7,596
Morgan Stanley & Co. LLC	9,303	—	—	9,303	79,825	—	—	79,825
RJ O’Brien & Associates, LLC	6,528	—	—	6,528	42,703	—	—	42,703
Bank of America, N.A.	3,150	—	—	3,150	3,418	—	—	3,418
J.P. Morgan Securities LLC	1,237	—	—	1,237	997	—	—	997
Wells Fargo Securities, LLC	895	—	—	895	7,759	—	—	7,759
Citigroup Global Markets Inc.	712	—	—	712	503	—	—	503
Goldman Sachs & Co. LLC	251	—	—	251	18,701	—	—	18,701
Other	1,825	—	—	1,825	322	—	—	322
	$56,840	$—	$—	$56,840	$177,984	$—	$—	$177,984

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amounts of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase are backed by sufficient collateral with fair values that exceed the liability amounts recorded on the consolidated balance sheet.

	December 31, 2024				December 31, 2023
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$3,118	$—	$—	$3,118	$64	$—	$—	$64
J.P. Morgan Securities LLC	1,695,007	(1,695,007)	—	—	1,521,072	(1,521,072)	—	—
Bank of America, N.A.	787,883	(787,883)	—	—	785,756	(785,756)	—	—
Wells Fargo Securities, LLC	670,605	(670,605)	—	—	569,129	(569,129)	—	—
Atlas Securitized Products, L.P.	609,780	(609,780)	—	—	783,456	(783,456)	—	—
Barclays Capital Inc.	545,678	(545,678)	—	—	807,404	(803,641)	—	3,763
Citigroup Global Markets Inc.	431,201	(431,201)	—	—	147,093	(147,093)	—	—
Santander US Capital	362,196	(362,196)	—	—	292,091	(292,091)	—	—
RBC Capital Markets, L.P.	353,765	(353,765)	—	—	128,602	(128,602)	—	—
Goldman Sachs & Co. LLC	311,997	(311,997)	—	—	145,007	(145,007)	—	—
Morgan Stanley & Co. LLC	280,561	(280,561)	—	—	25,814	(25,814)	—	—
Daiwa Capital Markets	230,033	(230,033)	—	—	340,975	(340,975)	—	—
Mizuho Financial Group	98,196	(98,121)	—	75	67,637	(67,110)	—	527
Bank of Montreal	72,859	(72,859)	—	—	—	—	—	—
BNP Paribas	59,729	(59,729)	—	—	10,121	(10,121)	—	—
Nomura Holdings America, Inc	36	—	—	36	8,135	(7,940)	—	195
Other	62	—	—	62	140	—	—	140
	$6,512,706	$(6,509,415)	$—	$3,291	$5,632,496	$(5,627,807)	$—	$4,689

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations lines where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statements of operations line	2024	2023	2022
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$(7,089)	$8,010	$(2,928)
CRT derivatives	Net gains (losses) on investments and financings	$27,020	$56,544	$(3,838)
Hedged item:
Assets sold under agreements to repurchase	Net gains (losses) on investments and financings	$20,098	$(83,201)	$—
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$19,896	$4,636	$553,965
Mortgage servicing rights	Net loan servicing fees	$(226,608)	$(92,775)	$(204,879)

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the year until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the years in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of year	$3,919,107	$4,012,737	$2,892,855
Purchases	29,429	16,258	—
MSRs resulting from loan sales	219,001	292,527	670,343
Transfers to Agency of mortgage servicing rights relating to delinquent loans	561	(472)	104
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	(130,295)	(105,096)	—
Changes in fair value:
Due to changes in inputs used in valuation model (1)	217,182	87,811	819,727
Other changes in fair value (2)	(387,591)	(384,658)	(370,292)
	(170,409)	(296,847)	449,435
Balance at end of year	$3,867,394	$3,919,107	$4,012,737

	December 31, 2024	December 31, 2023
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,807,065	$3,871,249

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Contractually specified servicing fees	$644,642	$659,438	$625,210
Ancillary and other fees:
Late charges	4,056	3,352	2,526
Other	10,666	13,656	23,515
	14,722	17,008	26,041
	$659,364	$676,446	$651,251
Average UPB of underlying loans	$228,705,758	$231,203,032	$222,847,593

Note 13— Other Assets

Other assets are summarized below:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Margin deposits	$346,241	$124,293
Interest receivable	38,661	37,305
Servicing fees receivable	10,820	14,603
Correspondent lending receivables	3,930	6,313
Other receivables	16,706	7,199
Real estate acquired in settlement of loans	2,464	4,541
Other	19,399	58,284
	$438,221	$252,538
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$527	$1,905

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of December 31, 2024.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Weighted average interest rate (1)	5.94%	5.91%	2.81%
Average balance	$5,478,037	$6,306,627	$5,625,345
Total interest expense	$331,800	$378,367	$165,436
Maximum daily amount outstanding	$7,865,435	$9,460,676	$8,834,936

(1)
Excludes the effect of amortization of debt issuance costs and non-utilization fees of $6.4 million, $5.5 million and $7.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,509,415	$5,627,807
Unamortized debt issuance costs	(8,477)	(3,249)
	$6,500,938	$5,624,558
Weighted average interest rate	5.37%	6.14%
Available borrowing capacity (1):
Committed	$565,488	$634,147
Uncommitted	4,559,239	5,221,706
	$5,124,727	$5,855,853
Margin deposits placed with (received from) counterparties included in Other assets (Accounts payable and accrued liabilities), net	$296,922	$(116,358)
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,063,706	$4,836,292
Loans acquired for sale at fair value	$2,075,473	$659,751
Loans at fair value:
Securities retained in asset-backed financings	$130,839	$85,344
Distressed	$160	$207
Deposits securing credit risk transfer arrangements	$199,965	$77,417
Mortgage servicing rights (2)	$1,906,043	$2,000,574
Servicing advances	$50,333	$101,927
Real estate acquired in settlement of loans	$527	$1,905

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2024 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$4,568,493
Over 30 to 90 days	1,326,293
Over 90 days to 180 days	353,765
Over 180 days to 1 year	—
Over 1 year to 2 years	260,864
$6,509,415
Weighted average maturity (in months)	1.6

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2024:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Goldman Sachs & Co. LLC	$146,796	March 27, 2025	February 21, 2026
Atlas Securitized Products, L.P.	$110,744	February 28, 2025	June 26, 2026
Citibank, N.A.	$55,845	January 11, 2025	June 11, 2026
Bank of America, N.A.	$37,636	January 24, 2025	June 10, 2026
JPMorgan Chase & Co.	$14,712	February 19, 2025	June 28, 2026
Wells Fargo Securities, LLC	$844	March 16, 2025	October 15, 2025
Barclays Capital Inc.	$6,491	March 9, 2025	March 6, 2026
RBC Capital Markets, L.P.	$18,420	April 12, 2025	November 10, 2025
Morgan Stanley & Co. LLC	$13,879	March 16, 2025	May 22, 2026
BNP Paribas	$319	March 27, 2025	September 30, 2026

Securities

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$3,817	February 28, 2025
Citibank, N.A.	$43,489	January 13, 2025
Bank of America, N.A.	$29,234	January 10, 2025
JPMorgan Chase & Co.	$46,159	January 11, 2025
Wells Fargo Securities, LLC	$28,622	January 23, 2025
Barclays Capital Inc.	$17,969	January 12, 2025
Santander US Capital	$14,310	January 13, 2025
Bank of Montreal	$7,215	February 12, 2025
Daiwa Capital Markets America Inc.	$5,149	January 2, 2025
Mizuho Financial Group	$3,968	January 6, 2025

CRT arrangements

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$111,176	January 18, 2025

Mortgage Loan Participation Purchase and Sale Agreement

One of the borrowing facilities secured by loans acquired for sale is in the form of a mortgage loan participation purchase and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such loans and the sale of the resulting securities. The commitment between the Company and a nonaffiliate to sell such securities is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Average balance	$17,852	$19,079	$30,024
Weighted average interest rate (1)	6.54%	6.50%	2.99%
Total interest expense	$1,292	$1,365	$1,023
Maximum daily amount outstanding	$78,068	$90,565	$91,857

(1)
Excludes the effect of amortization of debt issuance costs of $125,000 for each of the years ended December 31, 2024, 2023 and 2022.

December 31, 2024
(dollars in thousands)
Carrying value:
Amount outstanding	$11,650
Unamortized debt issuance costs	(57)
$11,593
Weighted average interest rate	5.58%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$12,142

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$151,631	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	230,374	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	283,749	3.50%	March 1, 2027
2020 1R	February 14, 2020	$350,000	44,575	3.35%	February 27, 2025
			$710,329

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

The repurchase agreement financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note, a Series 2024-VF1 Note, and a Series 2024-VF2 Note, together the "FMSR VFNs") by the Issuer Trusts to PMC and PMH, which are then sold to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR

VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a combined committed borrowing capacity of $1.1 billion under two-year repurchase agreement facilities.

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
(2)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the FTL-1Term Loans and FT-1 Term Notes under conditions specified in the respective agreements.

Freddie Mac MSR and Servicing Advance Receivables Financing

The Company, through PMC and PMH, finances certain MSRs (including any related ESS) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is approximately $2.0 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have maturities on various dates through August 2026. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

On August 10, 2023, the Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC will use to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is March 6, 2026 and has a maximum principal amount of $175 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Average balance	$2,883,379	$2,969,174	$2,646,597
Weighted average interest rate (1)	8.67%	8.42%	4.92%
Total interest expense	$261,008	$257,601	$137,021

(1)
Excludes the effect of amortization of debt issuance costs of $11.0 million, $7.5 million and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$710,329	$747,662
Fannie Mae MSR financing	1,075,000	1,025,000
Freddie Mac MSR and servicing advance receivable financing	1,153,486	1,145,000
	2,938,815	2,917,662
Unamortized debt issuance costs	(9,025)	(7,057)
	$2,929,790	$2,910,605
Weighted average interest rate	7.60%	8.73%
Assets securing notes payable:
MSRs (1)	$3,807,065	$3,871,249
Servicing advances	$39,063	$79,274
CRT arrangements:
Deposits securing CRT arrangements	$910,743	$1,132,081
Derivative assets	$29,377	$16,160

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

PMC has issued $216.5 million aggregate principal amount of exchangeable senior notes due 2029 (the “2029 Exchangeable Notes”) and $345 million aggregate principal amount of exchangeable senior notes due 2026 (the “2026 Exchangeable Notes”). The 2029 Exchangeable Notes and the 2026 Exchangeable Notes are referred to collectively as the “Exchangeable Notes”. The Exchangeable Notes are summarized below:

Initial issuance date	Unpaid principal balance	Annual interest rate	Conversion rates (1)	Maturity date (2)
	(in thousands)
May 24, 2024 (3)	$216,500	8.50%	63.3332	June 1, 2029
March 5, 2021	345,000	5.50%	46.1063	March 15, 2026
	$561,500

(1)
Common Shares per $1,000 principal amount.
(2)
Unless repurchased or exchanged in accordance with their terms before such date.
(3)
Balance includes $16.5 million issued on June 4, 2024.

Effective June 21, 2024, the Company and PMC entered into a supplemental indenture pursuant to which PMC made an irrevocable election to eliminate its option to elect physical share settlement on any exchange of the 2026 Exchangeable Notes. As a result of entering into the supplemental indenture, the 2026 Exchangeable Notes are exchangeable for: (1) cash for the principal amount of the notes to be exchanged; and (2) cash, Common Shares or a combination of cash and Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the principal amount of the notes being exchanged, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

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

Following is financial information relating to the unsecured senior notes:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Average balance	$704,279	$561,877	$541,233
Weighted average interest rate (1)	6.24%	5.65%	5.64%
Interest expense	$48,000	$34,969	$33,368

(1)
Excludes the effect of amortization of debt issuance costs of $4.1 million, $3.2 million and $2.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31, 2024	December 31, 2023
	(in thousands)
Carrying value:
Unpaid principal balance	$615,000	$608,500
Unamortized debt issuance costs	(9,140)	(8,042)
	$605,860	$600,458

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Year ended December 31,
	2024	2023	2022
	(dollars in thousands)
Average balance	$1,612,065	$1,354,803	$1,512,590
Total interest expense	$55,763	$49,988	$53,570
Weighted average interest rate (1)	3.23%	3.73%	3.42%

(1)
Excludes the effect of amortization (accrual) of debt issuance costs (premiums) of $3.7 million, $(496,000) and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$2,040,375	$1,336,731
Unpaid principal balance	$2,269,742	$1,590,003
Weighted average interest rate	3.22%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Year ended December 31,
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,938,815	$44,575	$1,503,486	$869,123	$521,631	$—	$—
Unsecured senior notes	615,000	—	345,000	—	53,500	216,500	—
Asset-backed financings at fair value (2)	2,269,742	—	—	—	—	—	2,269,742
Interest-only security payable at fair value (2)	34,222	—	—	—	—	—	34,222
Total	$5,857,779	$44,575	$1,848,486	$869,123	$575,131	$216,500	$2,303,964

(1)
Based on stated maturities. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Balance, beginning of year	$26,143	$39,471	$40,249
Provision for losses:
Pursuant to loan sales	1,246	2,449	4,442
Reduction in liability due to change in estimate	(20,269)	(15,228)	(4,227)
Losses incurred	(234)	(549)	(993)
Balance, end of year	$6,886	$26,143	$39,471
UPB of loans subject to representations and warranties at end of year	$222,063,618	$227,456,712	$228,339,312

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2024
(in thousands)
Commitments to purchase loans acquired for sale	$1,166,566

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

The Verthelyi Action seeks injunctive relief requiring the Company to implement SOFR as a replacement to the three-month LIBOR rate and damages for the putative class in the form of restitution, interest, disgorgement and other relief. The Company believes it has interpreted the Articles Supplementary to its Series A and Series B Preferred Shares consistent with their terms and, more specifically, the interest rate fallback provisions contained therein, as applied under the LIBOR Act and the LIBOR rules, and that the Verthelyi Action is without merit. Accordingly, while no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter. The Company and PCM each filed a motion to dismiss the complaint on August 20, 2024, and that motion remains pending.

Pursuant to the terms of the Third Amended and Restated Management Agreement, dated as of June 30, 2020, as amended, by and between the Company and PCM, the Company has assumed the defense of PCM in the Verthelyi Action.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, year ended December 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2024	2023	2022
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$1.68	$1.68	$1.68
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the polling provisions contained in the Articles Supplementary for the Series A Preferred Shares and the Series B Preferred Shares that are deemed null and void in accordance with Federal Reserve rules, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, are and will continue being calculated at the dividend rate in effect for the immediately preceding dividend period and will not transition to floating reference rates.

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the year ended December 31, 2024.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of December 31, 2024, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Year ended December 31,			Cumulative
	2024	2023	2022	total (1)
	(in thousands)
Common Shares repurchased	—	2,411	6,094	29,102
Cost of Common Shares repurchased (2)	$—	$28,490	$87,992	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through December 31, 2024.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(198,613)	$(278,128)	$(1,196,384)
Hedging activities	(45,445)	62,081	596,295
	(244,058)	(216,047)	(600,089)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	219,001	292,527	670,343
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(1,246)	(2,449)	(4,442)
Reduction of liability due to change in estimate	20,269	15,228	4,227
	19,023	12,779	(215)
Changes in fair value of loans and derivatives
Interest rate lock commitments	(7,089)	8,010	(2,928)
Loans	12,837	(7,129)	(4,057)
Hedging derivatives	65,341	(57,445)	(42,330)
	71,089	(56,564)	(49,315)
	309,113	248,742	620,813
Total from nonaffiliates	65,055	32,695	20,724
From PFSI ‒ cash gains	8,069	7,162	4,968
	$73,124	$39,857	$25,692

Note 20— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Mortgage-backed securities	$(80,838)	$74,984	$(576,758)
Loans at fair value	15,516	17,439	(300,478)
CRT arrangements	113,670	182,555	(65,137)
Asset-backed financings	(7,396)	(13,678)	283,586
Hedging derivatives	20,098	(83,201)	—
	$61,050	$178,099	$(658,787)

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Interest income:
Cash and short-term investments	$29,323	$25,046	$6,912
Mortgage-backed securities	237,758	248,713	133,640
Loans acquired for sale at fair value	83,326	93,988	103,300
Loans at fair value	58,715	56,874	59,482
Deposits securing CRT arrangements	59,304	62,713	21,324
Placement fees relating to custodial funds	163,891	149,484	57,961
Other	2,946	3,089	1,175
	635,263	639,907	383,794
Interest expense:
Assets sold under agreements to repurchase	331,800	378,367	165,436
Mortgage loan participation purchase and sale agreements	1,292	1,365	1,023
Notes payable secured by credit risk transfer and mortgage servicing assets	261,008	257,601	137,021
Unsecured senior notes	48,000	34,969	33,368
Asset-backed financings at fair value	55,763	49,988	53,570
Interest shortfall on repayments of loans serviced for Agency securitizations	7,144	5,477	15,806
Interest on loan impound deposits	7,099	6,353	4,196
Other	2,553	1,848	—
	714,659	735,968	410,420
	$(79,396)	$(96,061)	$(26,626)

Note 22—Share-Based Compensation

The Company has an equity incentive plan that provides for the issuance of equity based awards based on Common Shares that may be made by the Company to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Grants:
Restricted share units	182	172	134
Performance share units	140	166	151
	322	338	285
Grant date fair value:
Restricted share units	$2,605	$2,212	$2,101
Performance share units	2,007	2,088	2,350
	$4,612	$4,300	$4,451
Vestings:
Restricted share units	164	140	79
Performance share units (1)	203	48	41
	367	188	120
Forfeitures:
Restricted share units	33	6	—
Performance share units	41	—	13
	74	6	13
Compensation expense relating to share-based grants	$3,479	$5,205	$4,310

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the year ended December 31, 2024 was 203,110 Common Shares, which is approximately 140% of the originally granted performance-based RSUs.

	December 31, 2024
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	235	214
Grant date average fair value per unit	$14.17	$14.13
Average remaining vesting (in months)	9	8

Note 23—Income Taxes

The Company’s effective tax rate was -12.9% for the year ended December 31, 2024 and 18.3% for the year ended December 31, 2023. The Company’s TRS recognized a tax benefit of $18.6 million on a pretax loss of $57.9 million while the Company’s consolidated pretax income was $142.6 million for the year ended December 31, 2024. For 2023, the TRS recognized a tax expense of $41.9 million on pretax income of $155.0 million while the Company’s reported consolidated pretax income was $244.4 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the last three-year period ending December 31, 2024. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning before January 1, 2026, the Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

The following table summarizes the approximate tax characterization of distributions to shareholders for 2024, 2023 and 2022. Distributions included in the table below are based on the tax year to which the distribution is attributed to shareholders in accordance with rules promulgated under the Internal Revenue Code:

Year ended December 31,	Ordinary income	Qualified dividend income	Long term capital gain	Return of capital	Sec. 199A dividend
Common Shares
2024	100%	27%	—%	—%	73%
2023	19%	19%	—%	81%	0%
2022	86%	—%	—%	14%	86%
Preferred Shares (Classes A, B and C)
2024	100%	27%	—%	—%	73%
2023	100%	100%	—%	—%	—%
2022	100%	—%	—%	—%	100%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. The TRS made a $50 million distribution in 2024 which resulted in $50 million of dividend income to the Company. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of operations.

The following table details the Company’s (benefit from) provision for income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Current expense (benefit):
Federal	$1,051	$6	$(5)
State	—	—	—
Total current expense (benefit)	1,051	6	(5)
Deferred (benefit) expense:
Federal	(16,898)	32,391	113,894
State	(2,489)	12,344	22,485
Total deferred (benefit) expense	(19,387)	44,735	136,379
Total (benefit from) provision for income taxes	$(18,336)	$44,741	$136,374

The following table is a reconciliation of the Company’s (benefit from) provision for income taxes at statutory rates to the (benefit from) provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$29,956	21.0%	$51,323	21.0%	$13,248	21.0%
Effect of non-taxable REIT (income) loss	(42,110)	(29.5)%	(18,778)	(7.7)%	136,465	216.3%
State income taxes, net of federal benefit	(6,399)	(4.6)%	9,327	3.8%	27,573	43.7%
Convertible debt permanent adjustment	217	0.2%	2,863	1.2%	(6,786)	(10.8)%
Valuation allowance	—	—%	—	(—)%	(34,121)	(54.0)%
Other	—	—%	6	(—)%	(5)	—%
(Benefit from) provision for income taxes	$(18,336)	(12.9)%	$44,741	18.3%	$136,374	216.2%

The Company’s components of the (benefit from) provision for deferred income taxes are as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Mortgage servicing rights	$(42,893)	$22,924	$157,559
Net operating loss carryforward	16,801	3,199	4,075
Liability for losses under representations and warranties	4,760	3,108	269
Excess interest expense disallowance	2,675	15,114	9,134
Real estate valuation loss	(31)	107	66
Other	(699)	283	(603)
Valuation allowance	—	—	(34,121)
Total provision for (benefit from) deferred income taxes	$(19,387)	$44,735	$136,379

The components of income taxes payable are as follows:

	December 31, 2024	December 31, 2023
	(in thousands)
Taxes currently (receivable)	$(15,085)	$(8,330)
Deferred income taxes payable	178,946	198,333
Income taxes payable	$163,861	$190,003

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2024	December 31, 2023
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$101,853	$118,655
Excess interest expense disallowance	39,829	42,504
Liability for losses under representations and warranties	1,684	6,444
REO valuation loss	102	71
Other	598	657
Gross deferred tax assets	144,066	168,331
Valuation allowance	—	—
Deferred tax assets after valuation allowance	144,066	168,331
Deferred income tax liabilities:
Mortgage servicing rights	322,023	364,917
Other	989	1,747
Gross deferred tax liabilities	323,012	366,664
Net deferred income tax liability	$178,946	$198,333

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $384.3 million and $454.0 million at December 31, 2024 and December 31, 2023, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

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

At December 31, 2024 and December 31, 2023, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2024 and December 31, 2023.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2021 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2020 and forward. California has opened an audit for tax year 2020. The audit remains open but no adjustments have been proposed. The Company does not expect any material changes from this examination as of December 31, 2024.

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

As discussed in Note 15— Long-Term Debt, effective June 21, 2024, the Company entered into a supplemental indenture affecting the terms of conversion of the 2026 Exchangeable Notes. As a result of entering into the supplemental indenture, beginning in the year ended December 31, 2024, the number of shares included in the diluted weighted average shares outstanding will represent the number of shares required to settle the obligation in excess of the unpaid balance of the notes being exchanged.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2024	2023	2022
	(in thousands except per share amounts)
Net income (loss)	$160,984	$199,654	$(73,287)
Dividends on preferred shares	(41,819)	(41,819)	(41,818)
Effect of participating securities—share-based compensation awards	(417)	(454)	(408)
Net income (loss) attributable to common shareholders	118,748	157,381	(115,513)
Interest on Exchangeable Notes, net of income taxes	—	25,055	—
Loss attributable to participating securities	—	(44)	—
Diluted net income (loss) attributable to common shareholders	$118,748	$182,392	$(115,513)
Weighted average basic shares outstanding	86,815	87,372	91,434
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	—	24,328	—
Diluted weighted average shares outstanding	86,815	111,700	91,434
Basic earnings (loss) per share	$1.37	$1.80	$(1.26)
Diluted earnings (loss) per share	$1.37	$1.63	$(1.26)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Shares issuable under share-based compensation plan	204	180	136
Shares issuable pursuant to exchange of the Exchangeable Notes	—	—	24,328

Note 25—Segments

The Company operates in three segments as described in Note 1 ‒ Organization.

The Company’s reportable segments are identified based on PMT’s investment strategies. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision-maker organizes and evaluates financial information for making operating decisions and assessing performance. The reportable segments are evaluated based on income or loss before provision for (benefit from) income taxes. The chief operating decision-maker uses pre-tax segments results to assess segment performance and allocate operating and capital resources among the segments. The Company’s chief operating decision-maker is its chief executive officer.

During the year ended December 31, 2024, the Company adopted ASU 2023-07. Prior year amounts have been recast to conform those years’ presentations to current year presentation.

Financial highlights by segment are summarized below:

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Year ended December 31, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$264,540	$—	$264,540	$—	$264,540
Net gains on loans acquired for sale	—	—	73,124	73,124	—	73,124
Net gains (losses) on investments and financings
Mortgage-backed securities	6,964	(67,704)	—	(60,740)	—	(60,740)
Loans at fair value	3,726	4,394	—	8,120	—	8,120
CRT arrangements	113,670	—	—	113,670	—	113,670
	124,360	(63,310)	—	61,050	—	61,050
Net interest expense:
Interest income	89,635	450,070	83,129	622,834	12,429	635,263
Interest expense	89,883	538,995	81,072	709,950	4,709	714,659
	(248)	(88,925)	2,057	(87,116)	7,720	(79,396)
Other	(437)	—	15,313	14,876	—	14,876
	123,675	112,305	90,494	326,474	7,720	334,194
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	79	83,173	—	83,252	—	83,252
Management fees	—	—	—	—	28,623	28,623
Loan fulfillment fees		—	26,291	26,291	—	26,291
Professional services	—	—	3,508	3,508	9,271	12,779
Loan collection and liquidation	376	6,458	—	6,834	—	6,834
Compensation	—	—	—	—	5,608	5,608
Safekeeping	—	4,017	386	4,403	—	4,403
Loan origination	—	—	3,328	3,328	—	3,328
Other (2)	108	3,069	—	3,177	17,251	20,428
	563	96,717	33,513	130,793	60,753	191,546
Pretax income	$123,112	$15,588	$56,981	$195,681	$(53,033)	$142,648
Total assets at end of year	$1,474,751	$10,322,044	$2,170,638	$13,967,433	$441,273	$14,408,706

(1)
All income from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Year ended December 31, 2023	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$288,608	$—	$288,608	$—	$288,608
Net gains on loans acquired for sale	—	—	39,857	39,857	—	39,857
Net gains (losses) on investments and financings
Mortgage-backed securities	35,625	(43,842)	—	(8,217)	—	(8,217)
Loans at fair value	2,597	1,164	—	3,761	—	3,761
CRT arrangements	182,555	—	—	182,555	—	182,555
	220,777	(42,678)	—	178,099	—	178,099
Net interest expense:
Interest income	98,996	436,021	93,733	628,750	11,157	639,907
Interest expense	86,963	549,010	96,054	732,027	3,941	735,968
	12,033	(112,989)	(2,321)	(103,277)	7,216	(96,061)
Other	(186)	—	18,703	18,517	—	18,517
	232,624	132,941	56,239	421,804	7,216	429,020
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	166	81,180	—	81,346	—	81,346
Management fees	—	—	—	—	28,762	28,762
Loan fulfillment fees	—	—	27,827	27,827	—	27,827
Professional services	—	—	—	—	7,621	7,621
Loan collection and liquidation	1,743	2,819	—	4,562	—	4,562
Compensation	—	—	—	—	7,106	7,106
Safekeeping	—	3,240	526	3,766	—	3,766
Loan origination	—	—	4,601	4,601	1	4,602
Other (2)	411	1,109	—	1,520	17,513	19,033
	2,320	88,348	32,954	123,622	61,003	184,625
Pretax income	$230,304	$44,593	$23,285	$298,182	$(53,787)	$244,395
Total assets at end of year	$1,632,431	$10,281,904	$788,771	$12,703,106	$410,781	$13,113,887

(1)
All income from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Year ended December 31, 2022	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$909,551	$—	$909,551	$—	$909,551
Net gains on loans acquired for sale	5	—	25,687	25,692	—	25,692
Net gains (losses) on investments and financings
Mortgage-backed securities	(6,774)	(569,984)	—	(576,758)	—	(576,758)
Loans at fair value	(21,828)	4,936	—	(16,892)	—	(16,892)
CRT arrangements	(65,137)	—	—	(65,137)	—	(65,137)
	(93,739)	(565,048)	—	(658,787)	—	(658,787)
Net interest expense:
Interest income	38,810	238,527	103,065	380,402	3,392	383,794
Interest expense	52,385	285,304	70,531	408,220	2,200	410,420
	(13,575)	(46,777)	32,534	(27,818)	1,192	(26,626)
Other	537	—	52,857	53,394	547	53,941
	(106,772)	297,726	111,078	302,032	1,739	303,771
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	219	81,696	—	81,915	—	81,915
Management fees	—	—	—	—	31,065	31,065
Loan fulfillment fees	—	—	67,991	67,991	—	67,991
Professional services	—	—	1,987	1,987	7,582	9,569
Loan collection and liquidation	3,863	1,533	—	5,396	—	5,396
Compensation	—	—	—	—	5,941	5,941
Safekeeping	—	6,695	1,506	8,201	—	8,201
Loan origination	—	—	12,036	12,036	—	12,036
Other (2)	1,712	—	1	1,713	16,857	18,570
	5,794	89,924	83,521	179,239	61,445	240,684
Pretax income	$(112,566)	$207,802	$27,557	$122,793	$(59,706)	$63,087
Total assets at end of year	$1,614,977	$9,991,621	$1,936,797	$13,543,395	$378,169	$13,921,564

(1)
All income from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PMC, is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac.

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
December 31,	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
2024	$876,324	$579,383	12%	6%	$564,311	$215,801
2023	$874,628	$584,131	15%	6%	$450,210	$210,691

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

Note 27—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2024
Company consolidated	Debt covenant requirement	Actual balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$1,937,098
PennyMac Operating Partnership, L.P.	$1,250,000	$2,033,289
PennyMac Holdings, LLC	$250,000	$923,023
PennyMac Corp.	$300,000	$970,410

(1)
Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2024	2023
	(in thousands)
Assets
Cash	$845	$—
Short-term investment	—	603
Investments in subsidiaries	2,265,779	2,257,831
Due from subsidiaries	608	169
Due from affiliates	—	55
Other assets	844	846
Total assets	$2,268,076	$2,259,504

Liabilities
Dividends payable	$34,838	$34,750
Capital notes due to subsidiaries	228,280	203,130
Unsecured senior notes	51,538	51,115
Accounts payable and accrued liabilities	—	19
Due to affiliates	503	—
Due to subsidiaries	3,582	1,777
Total liabilities	318,741	290,791
Shareholders' Equity	1,949,335	1,968,713
Total liabilities and shareholders' equity	$2,268,076	$2,259,504

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Income
Dividends from subsidiaries	$180,695	$182,043	$214,885
Interest income
from nonaffiliates	64	—	—
from affiliates	99	54	8
Total income	180,858	182,097	214,893
Expenses
Interest expense:
To nonaffiliates	5,018	1,355	—
To affiliates	20,908	22,829	14,244
Other	2	13	71
Total expenses	25,928	24,197	14,315
Income before provision for (benefit from) income taxes and distribution in excess of earnings	154,930	157,900	200,578
Provision for (benefit from) income taxes	—	6	(5)
Income before equity in undistributed earnings of subsidiaries	154,930	157,894	200,583
Increase in undistributed earnings of subsidiaries (distributions in excess of earnings of subsidiaries)	5,266	32,591	(251,409)
Net income (loss)	$160,196	$190,485	$(50,826)

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$160,196	$190,485	$(50,826)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Equity in undistributed earnings of subsidiaries) distributions in excess of earnings of subsidiaries	(5,265)	(32,591)	251,409
Amortization of debt issuance costs	471	110	—
Decrease in due from subsidiaries	357	638	753
Decrease (increase) in due from affiliates	558	(335)	(141)
Decrease (increase) in other assets	2	58	(903)
Increase in accounts payable and accrued liabilities	(19)	(323)	(891)
Increase in due to affiliates	1,805	191	1,342
Net cash provided by operating activities	158,105	158,233	200,743
Cash flows from investing activities:
Net decrease (increase) in short-term investments	603	(96)	3,035
Net cash provided by (used in) investing activities	603	(96)	3,035
Cash flows from financing activities:
Issuance of unsecured senior notes	—	53,500	—
Payment of debt issuance costs	(48)	(2,495)	—
Net increase in intercompany unsecured note payable	25,150	2,350	100,101
Payment of withholding taxes related to share-based compensation	(1,846)	(567)	(522)
Payment of dividends to preferred shareholders	(41,819)	(41,818)	(41,819)
Payment of dividends to common shareholders	(139,300)	(140,617)	(173,546)
Repurchase of Common Shares	—	(28,490)	(87,992)
Net cash (used in) financing activities	(157,863)	(158,137)	(203,778)
Net change in cash	845	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$845	$—	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$3,476	$5,204	$4,309
Non-cash financing activities:
Contribution of equity to subsidiary pursuant to share based compensation plan	$3,476	$5,204	$4,309
Dividends payable	$34,838	$34,750	$35,658
Note 28—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•
On February 11, 2025, the Company issued $172.5 million in principal amount of 9.00% unsecured senior notes due February, 15, 2030 that will be fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest, whether at stated maturity, upon acceleration, call for redemption or otherwise.
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

Dated: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer	February 20, 2025
(Principal Executive Officer)

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 20, 2025
(Principal Financial Officer)

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer	February 20, 2025
(Principal Accounting Officer)

/s/ Doug Jones
Doug Jones	Trustee, President and Chief Mortgage Banking Officer	February 20, 2025

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 20, 2025

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 20, 2025

/s/ SiSi Pouraghabagher
SiSi Pouraghabagher	Trustee	February 20, 2025

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 20, 2025

/s/ Renee R Schultz
Renee R Schultz	Trustee	February 20, 2025

/s/ Donna M. Corley
Donna M. Corley	Trustee	February 20, 2025

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 20, 2025

/s/ Catherine A. Lynch
Catherine A. Lynch	Trustee	February 20, 2025