Form 10-Q
period 2025-03-31
PennyMac Mortgage Investment Trust
filed 2025-04-30
CIK 1464423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Common Shares of Beneficial Interest, $0.01 par value	87,010,608

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2025

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2025.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024
	(in thousands, except share information)
ASSETS
Cash	$247,941	$337,694
Short-term investments at fair value	204,158	103,198
Mortgage-backed securities at fair value pledged to creditors	4,035,862	4,063,706
Loans acquired for sale at fair value ($1,963,075 and $2,087,615 pledged to creditors, respectively)	2,002,207	2,116,318
Loans at fair value ($3,227,176 and $2,191,869 pledged to creditors, respectively)	3,228,991	2,193,575
Derivative assets ($28,474 and $29,377 pledged to creditors, respectively)	45,162	56,840
Deposits securing credit risk transfer arrangements pledged to creditors	1,087,949	1,110,708
Mortgage servicing rights at fair value ($3,707,879 and $3,807,065 pledged to creditors, respectively)	3,770,034	3,867,394
Servicing advances ($70,604 and $89,396 pledged to creditors, respectively)	84,733	105,037
Due from PennyMac Financial Services, Inc.	15,155	16,015
Other ($527 pledged to creditors as of December 31, 2024)	154,034	438,221
Total assets	$14,876,226	$14,408,706
LIABILITIES
Assets sold under agreements to repurchase	$6,202,539	$6,500,938
Mortgage loan participation purchase and sale agreements	4,576	11,593
Notes payable secured by credit risk transfer and mortgage servicing assets	2,683,368	2,929,790
Unsecured senior notes	773,122	605,860
Asset-backed financings of variable interest entities at fair value	2,967,631	2,040,375
Interest-only security payable at fair value	35,954	34,222
Derivative and credit risk transfer strip liabilities at fair value	17,941	7,351
Accounts payable and accrued liabilities	105,451	139,124
Due to PennyMac Financial Services, Inc.	29,198	30,206
Income taxes payable	147,773	163,861
Liability for losses under representations and warranties	5,955	6,886
Total liabilities	12,973,508	12,470,206

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01par value—authorized, 500,000,000 issued and outstanding, 87,010,608 and 86,860,960 shares, respectively	870	869
Additional paid-in capital	1,924,902	1,925,067
Accumulated deficit	(564,536)	(528,918)
Total shareholders’ equity	1,902,718	1,938,500
Total liabilities and shareholders’ equity	$14,876,226	$14,408,706

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	March 31,	December 31,
	2025	2024
	(in thousands)
ASSETS
Loans at fair value	$3,227,176	$2,191,709
Derivative assets	28,474	29,377
Deposits securing credit risk transfer arrangements	1,087,949	1,110,708
Other—interest receivable	11,874	6,382
	$4,355,473	$3,338,176
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$2,967,631	$2,040,375
Derivative and credit risk transfer strip liabilities at fair value	15,885	4,060
Interest-only security payable at fair value	35,954	34,222
Accounts payable and accrued liabilities—interest payable	11,874	6,382
	$3,031,344	$2,085,039

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2025	2024
	(in thousands, except earnings per common share)
Net investment income
Net gains on investments and financings	$62,313	$39,753
Net gains on loans acquired for sale:
From nonaffiliates	10,329	12,913
From PennyMac Financial Services, Inc.	2,015	1,605
	12,344	14,518
Loan origination fees	3,152	2,008
Net loan servicing fees:
From nonaffiliates
Contractually specified	152,199	160,357
Other	3,917	3,011
	156,116	163,368
Change in fair value of mortgage servicing rights	(144,590)	(28,202)
Mortgage servicing rights hedging results	(39,944)	(89,814)
	(28,418)	45,352
From PennyMac Financial Services, Inc.	1,208	353
	(27,210)	45,705
Net interest expense:
Interest income	176,091	143,559
Interest expense	182,137	171,527
Net interest expense	(6,046)	(27,968)
Results of real estate acquired in settlement of loans	(141)	134
Other	53	55
Net investment income	44,465	74,205
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	21,729	20,262
Management fees	7,012	7,188
Loan fulfillment fees	5,290	4,016
Professional services	6,982	1,758
Compensation	2,970	1,916
Loan collection and liquidation	1,969	1,369
Safekeeping	1,110	932
Loan origination	686	473
Other	3,016	3,910
Total expenses	50,764	41,824
(Loss) income before benefit from income taxes	(6,299)	32,381
Benefit from income taxes	(15,979)	(15,227)
Net income	9,680	47,608
Dividends on preferred shares of beneficial interest	10,455	10,455
Net (loss) income attributable to common shareholders	$(775)	$37,153
(Loss) earnings per common share
Basic	$(0.01)	$0.43
Diluted	$(0.01)	$0.39
Weighted average common shares outstanding
Basic	86,907	86,689
Diluted	86,907	111,017

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2025
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	9,680	9,680
Share-based compensation	—	—	150	1	(165)	—	(164)
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,843)	(34,843)
Balance at March 31, 2025	22,400	$541,482	87,011	$870	$1,924,902	$(564,536)	$1,902,718

	Quarter ended March 31, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	47,608	47,608
Share-based compensation	—	—	221	2	(483)	—	(481)
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,849)	(34,849)
Balance at March 31, 2024	22,400	$541,482	86,845	$868	$1,922,954	$(506,391)	$1,958,913

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$9,680	$47,608
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and financings	(62,313)	(39,753)
Net gains on loans acquired for sale	(12,344)	(14,518)
Change in fair value of mortgage servicing rights	144,590	28,202
Mortgage servicing rights hedging results	39,944	89,814
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans at fair value, and asset-backed financings	(10,751)	(464)
Amortization of debt issuance costs	3,919	4,184
Results of real estate acquired in settlement of loans	141	(134)
Share-based compensation expense	963	1,365
Purchase of loans acquired for sale from nonaffiliates	(23,337,077)	(18,410,727)
Purchase of loans acquired for sale from PennyMac Financial Services, Inc.	(654,808)	—
Sale to nonaffiliates and repayment of loans acquired for sale	2,613,958	1,928,336
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	20,437,666	16,302,059
Repurchase of loans subject to representations and warranties	(4,845)	(7,514)
Decrease in servicing advances	20,236	80,123
Decrease in due from PennyMac Financial Services, Inc.	860	55
Decrease (increase) in other assets	266,688	(104,330)
Decrease in accounts payable and accrued liabilities	(33,678)	(232,977)
(Decrease) increase in due to PennyMac Financial Services, Inc.	(1,008)	1,573
Decrease in income taxes payable	(16,088)	(15,273)
Net cash used in operating activities	(594,267)	(342,371)
Cash flows from investing activities
Net increase in short-term investments	(100,960)	(215,005)
Purchase of mortgage-backed securities	—	(159,585)
Sale and repayment of mortgage-backed securities	102,769	1,011,092
Repayment of loans at fair value	42,282	21,797
Net settlement of derivative financial instruments	2,806	(2,884)
Distribution from credit risk transfer arrangements	35,339	37,491
Purchase of mortgage servicing rights	—	(26,497)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(221)	(142)
Sale of real estate acquired in settlement of loans	46	52
(Increase) decrease in margin deposits	(41,833)	104,477
Net cash provided by investing activities	40,228	770,796

The accompanying notes are an integral part of these consolidated financial statements.

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Quarter ended March 31,
	2025	2024
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	34,797,503	23,278,163
Repurchase of assets sold under agreements to repurchase	(35,096,910)	(23,783,768)
Issuance of mortgage loan participation purchase and sale agreements	295,892	335,689
Repayment of mortgage loan participation purchase and sale agreements	(302,940)	(310,473)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	—	306,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(247,977)	(335,237)
Issuance of asset-backed financings of variable interest entities	940,457	—
Repayment of asset-backed financings of variable interest entities	(41,256)	(21,067)
Issuance of senior exchangeable notes	172,500	—
Payment of debt issuance costs	(6,563)	(5,188)
Payment of dividends to preferred shareholders	(10,455)	(10,455)
Payment of dividends to common shareholders	(34,838)	(34,750)
Payment of vested share-based compensation tax withholdings	(1,127)	(1,846)
Net cash provided by (used in) financing activities	464,286	(582,932)
Net decrease in cash	(89,753)	(154,507)
Cash at beginning of quarter	337,694	281,085
Cash at end of quarter	$247,941	$126,578
Supplemental cash flow information
Payments, net:
Income taxes	$109	$46
Interest	$220,334	$187,619
Non cash investing activities:
Recognition of loans at fair value resulting from initial consolidation of variable interest entities	$1,049,704	$—
Receipt of mortgage servicing rights as proceeds from sales of loans	$47,009	$31,249
Unsettled purchase of mortgage servicing rights	$—	$2,944
Non-cash financing activities:
Dividends declared, not paid	$34,843	$34,849

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three operating and reportable segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. All other activities are included in corporate:

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored entities ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS primarily for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The Company may also securitize loans directly and retain interests in the securitizations of the loans, such as subordinate MBS.

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

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncement

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

During 2023 the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 does not require any changes to the Company’s accounting for income taxes. ASU 2023-09 requires disclosures of:

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs. The Company carries its non-cash financial assets and MSRs at fair value with changes in fair value included in its results of operations. The fair values of CRT arrangements and subordinate MBS are more sensitive to borrower credit performance than other mortgage-related investments such as traditional loans. The fair values of Agency MBS, interest-only (“IO”) and principal-only stripped MBS and senior non-Agency MBS are sensitive to changes in market interest rates. The fair values of MSRs are sensitive to changes in market interest rates, prepayment rate activity and expectations, and costs to service the underlying loans.

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

Operating Activities

Servicing Agreement

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing), and its portfolio of residential loans purchased with credit deterioration (special servicing). The terms of the Servicing Agreement were amended effective January 1, 2025. Under the Servicing Agreement, as amended, servicing fees are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO") as shown below:

•
The per-loan base servicing fees for loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
•
To the extent that these prime loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO.
•
PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees, pass through of Agency incentive fees to PLS for loss mitigation activities and a fee for processing insurance and guarantee claims on defaulted loans.

Through December 31, 2024, servicing fees were based on the schedule below:

Prime Servicing

•
The per-loan base servicing fees for prime loans subserviced by PLS on the Company’s behalf were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
•
To the extent that prime loans become delinquent, PLS was entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property became REO.
•
PLS was also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption and modification and origination fees and certain fees for forbearance and modification activities.

Special Servicing

•
The per-loan base servicing fee rates for loans purchased with credit deterioration (distressed loans) ranged from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO was $75 per month. PLS also received a supplemental servicing fee of $25 per month for each special servicing loan.
•
PLS received activity-based fees for modifications, foreclosures and liquidations that it facilitated with respect to special servicing, as well as other market-based refinancing and loan disposition fees.

The Servicing Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

MSR Recapture Agreement

The Company has an MSR recapture agreement with PLS. The MSR Recapture Agreement was amended effective January 1, 2025. Pursuant to the terms of the MSR recapture agreement, if PLS refinances (recaptures) mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to the Company cash in an amount equal to:

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance ("UPB") of all refinance mortgage loans originated in such month, plus the aggregate UPB of all "preserved mortgage loans" relating to closed end second loans originated in such month, to (ii) the aggregate UPB of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate UPB of all "preserved mortgage loans" relating to closed end second lien loans originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. PFSI has further agreed to allocate sufficient resources to target a recapture rate of at least 30%.

Through December 2024, the MSR recapture agreement provided for the fee to be determined as follows:

•
40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
•
35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and
•
30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

Through December 31, 2024, the “recapture rate” meant, during each month, the ratio of (i) the aggregate UPB of all recaptured loans, to (ii) the aggregate UPB of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month.

The MSR recapture agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$223	$90
Loans at fair value	168	62
Mortgage servicing rights	21,338	20,110
	$21,729	$20,262
Average investment in loans:
Acquired for sale	$1,997,488	$704,809
At fair value	$2,626,335	$1,425,584
Average MSR portfolio unpaid principal balance	$225,515,018	$230,591,966

Mortgage servicing rights recapture fees	$1,208	$353
Unpaid principal balance of loans recaptured	$159,472	$62,073

Correspondent Production Activities

Mortgage Banking Servicing Agreement

The Company is provided fulfillment and other services for the operation of its correspondent production business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans to reduce the risk of loss arising from fluctuations in fair value due to movements in interest rates; correspondent seller performance and credit monitoring procedures; and the sale of loans through secondary mortgage markets on behalf of the Company. The mortgage banking servicing agreement was amended effective January 1, 2025.

Effective January 1, 2025, fulfillment fees in any quarter shall not exceed the following:

•
the number of non-Ginnie Mae loan commitments issued during the quarter multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of the number of loan commitments issued to PMT during the quarter to the total number of non-Ginnie Mae loan commitments issued during the quarter, plus
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of the number of loans purchased by the Company during the quarter to the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired by PLS from the Company on a discretionary basis, or any mortgage loan acquired by the Company from PLS on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

Through December 2024, the mortgage banking services agreement provided for a quarterly fulfillment fee not to exceed the following:

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
•
provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and designated Fannie Mae or Freddie Mac loans acquired by PLS.

The Company does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and/or to act as a servicer for loans in Ginnie Mae MBS. Accordingly, under the mortgage banking services agreement, PLS purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans are held by the Company before purchase by PLS. PLS may also acquire conventional loans from the Company on the same terms upon mutual agreement between the Company and PLS.

While PLS purchases these mortgage loans “as is” and without recourse of any kind from the Company, where PLS has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of the Company.

In December 2024, the mortgage banking services agreement was renewed and amended to provide for PLS to assume the role of initial correspondent loan purchaser instead of the Company effective July 1, 2025. Under this agreement, the Company retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described above. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. Accordingly, the sourcing fee arrangement will no longer have any effect beginning July 1, 2025.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity and other loan purchases between the Company and PLS:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Loan fulfillment fees earned by PLS	$5,290	$4,016
Unpaid principal balance of loans fulfilled by PLS	$2,781,722	$1,771,681

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$2,015	$1,605

Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured	$11,191,880	$7,856,925
Conventional conforming	8,960,796	8,189,930
	$20,152,676	$16,046,855

Purchases of loans acquired for sale from PLS	$654,808	$—

Tax service fees paid to PLS	$477	$359

	March 31, 2025	December 31, 2024
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$1,135,302	$602,108

Management Agreement

The Company has a management agreement with PCM pursuant to which PMT pays PCM management fees as follows:

A base management fee that is calculated quarterly and is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.

•
A performance incentive fee that is calculated annually at a defined annualized percentage of the amount by which “net income,” over a fiscal year and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is equal to the sum of:

•
10% of the amount by which “net income” for the year exceeds (i) an 8% return on “common shareholders’ equity” plus the “high watermark”, up to (ii) a 12% return on “common shareholders’ equity”; plus
•
15% of the amount by which “net income” for the year exceeds (i) a 12% return on “common shareholders’ equity” plus the “high watermark”, up to (ii) a 16% return on “common shareholders’ equity”; plus
•
20% of the amount by which “net income” for the year exceeds a 16% return on “common shareholders’ equity” plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

"Net income” is defined as net income or loss attributable to the Company’s common shares of beneficial interest (“Common Shares”) calculated in accordance with GAAP, and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges after discussion between PCM and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Common shareholders’ equity” is defined as average "shareholder’s equity" less the average GAAP carrying value of the Company’s preferred equity.

“High watermark” is the annual adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “equity”) in that year exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS Yield (the “Target Yield”) for the year then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark is reset to zero. As a result, the threshold amount required for the Company to earn a performance incentive fee is adjusted cumulatively based on the performance of the Company’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The high watermark is calculated based on the two years preceding the fiscal year for which the incentive fee is calculated, and will never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period.

The base management fee is paid quarterly in arrears and the performance incentive fee is paid annually in arrears. The performance incentive fee may be paid in cash or a combination of cash and the Company’s Common Shares (subject to a limit of no more than 50% paid in Common Shares), at the Company’s option.

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Base management	$7,012	$7,188
Performance incentive	—	—
	$7,012	$7,188
Average shareholders' equity amounts used to calculate base management fee expense	$1,895,785	$1,927,401

The management agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Through 2024, under the Management Agreement, both base management and performance incentive fees were paid quarterly and the high watermark was assessed and calculated on a cumulative basis since inception

Expense Reimbursement

Under the Management Agreement, the Company reimburses PCM for its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax, accounting, internal audit and investor relations services for the direct benefit of the Company. The Company is also required to pay its pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are based on the resources PCM and its affiliates dedicate to investment management activities for the Company, as determined by PCM in its sole discretion.

Through 2024, the Company reimbursed PCM for its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates would allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. With respect to the allocation of PCM’s and its affiliates’ personnel compensation, PCM was reimbursed $165,000 per fiscal quarter. Overhead expenses were previously allocated based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets owned or managed PCM and its affiliates, as calculated at each fiscal quarter end.

.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$4,601	$6,414
Compensation	1,629	165
Common overhead incurred by PCM and its affiliates	981	1,944
	$7,211	$8,523
Payments and settlements during the quarter (1)	$28,048	$30,085

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both March 31, 2025 and December 31, 2024.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2025	December 31, 2024
	(in thousands)
Due from PFSI-Miscellaneous receivables	$15,155	$16,015

Due to PFSI:
Correspondent production fees	$9,097	$11,122
Loan servicing fees	7,266	6,822
Management fees	7,012	7,149
Allocated expenses and expenses and costs paid by PFSI on PMT’s behalf	5,823	3,508
Fulfillment fees	—	1,605
	$29,198	$30,206

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2025	December 31, 2024
	(in thousands)
Servicing advances	$84,733	$105,037
Other assets-Real estate acquired in settlement of loans	1,287	1,265
	$86,020	$106,302

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Cash flows:
Proceeds from sales	$2,613,958	$1,928,336
Loan servicing fees received	$152,199	$160,357

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2025	December 31, 2024
	(in thousands)
Unpaid principal balance of loans outstanding	$221,157,980	$222,761,227
Collection status (Unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,381,406	$2,618,767
90 or more days delinquent:
Not in foreclosure	$1,064,810	$1,078,362
In foreclosure	$122,136	$105,810
Bankruptcy	$296,022	$281,821

Custodial funds managed by the Company (1)	$2,631,284	$2,385,602

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

The Company, through its subsidiary, PennyMac Mortgage Corp (“PMC"), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans. CRT arrangements include:

•
securities which are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT arrangement based on the sizes of the delinquent loans and a contractual schedule of loss severity; and
•
securities which require the Company to absorb losses only when the reference loans realize credit losses.

The Company placed Deposits securing credit risk transfer arrangements into subsidiary trust entities to secure its recourse obligations. The Deposits securing credit risk transfer arrangements represent the Company’s maximum contractual exposure to claims under its recourse obligations and are the sole source of settlement of losses under the CRT arrangements.

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For CRT securities where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives and strips (including the IO ownership interest sold to a nonaffiliate) included in the CRT arrangements are included in Net gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,803	$3,409
Valuation changes	(823)	6,781
	1,980	10,190
Credit risk transfer strips
Realized	9,777	11,685
Valuation changes	(11,825)	29,340
	(2,048)	41,025
Interest-only security payable at fair value - valuation changes	(1,732)	440
	(1,800)	51,655
Interest income — Deposits securing credit risk transfer arrangements	11,675	15,696
	$9,875	$67,351

Net payments made to settle losses on credit risk transfer arrangements	$1,243	$185

	March 31, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$28,474	$29,377
Derivative and credit risk transfer liabilities - credit risk transfer strip liabilities	(15,885)	(4,060)
Deposits securing credit risk transfer arrangements	1,087,949	1,110,708
Interest-only security payable at fair value	(35,954)	(34,222)
	$1,064,584	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$28,474	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,087,949	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$20,849,101	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$20,269,686	$20,628,148
30-89 days delinquent	$382,091	$414,605
90-180 days delinquent	$112,616	$131,191
180 or more days delinquent	$62,902	$51,343
Foreclosure	$21,806	$24,017
Bankruptcy	$62,489	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $15.9 million and $4.1 million in CRT strip liabilities at March 31, 2025 and December 31, 2024, respectively.

Subordinate and Senior Non-Agency Mortgage-Backed Securities

The Company retains or purchases subordinate and senior non-agency MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the respective securities' contractual priorities of payments and, as such, most of these inflows must be directed first to service and repay the senior securities.

The rights of holders of subordinate securities to receive distributions of principal and/or interest, as applicable, are subordinate to the rights of holders of senior securities. After the senior securities are repaid, substantially all cash inflows will be directed to the subordinate securities, including those held by the Company, until they are fully repaid.

The Company’s retention or purchase of subordinate MBS exposes PMT to the credit risk in the underlying loans because the Company’s subordinate MBS investments are among the first beneficial interests to absorb credit losses on those assets. The Company’s exposure to losses from its investments in subordinate MBS is limited to its recorded investment in such securities.

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

Following is a summary of the Company’s investment in subordinate and senior non-agency MBS backed by assets held in consolidated VIEs:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings:
Loans at fair value	$28,712	$(1,240)
Asset-backed financings at fair value	(29,423)	7,476
Interest income	33,673	12,108
Interest expense	28,715	12,678
	$4,247	$5,666

	March 31, 2025	December 31, 2024
	(in thousands)
Loans at fair value	$3,227,176	$2,191,709
Asset-backed financings at fair value	$2,967,631	$2,040,375
Retained subordinate and senior non-agency mortgage-backed securities at fair value pledged to secure Assets sold under agreements to repurchase	$226,874	$130,839

Financing of Mortgage Servicing Assets

The Company entered into financing transactions in which it pledged participation interests in its MSRs to VIEs which issued variable funding notes, term notes and term loans backed by beneficial interests in Fannie Mae MSRs. The Company holds the variable funding notes and acts as guarantor of the variable funding notes, term notes and term loans. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the variable funding notes sold under agreements to repurchase are included in Assets sold under agreements to repurchase and the term notes and term loans are included in Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. These financings are described in Note 15— Long-Term Debt.

.

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

The Company reclassifies its assets and liabilities between levels of the fair value hierarchy when the significant inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the significant inputs required to establish fair value at a higher level of the hierarchy become available.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$204,158	$—	$—	$204,158
Mortgage-backed securities at fair value	—	3,954,819	81,043	4,035,862
Loans acquired for sale at fair value	—	1,996,756	5,451	2,002,207
Loans at fair value	—	3,227,176	1,815	3,228,991
Derivative assets:
Call options on interest rate futures sell contracts	5,828	—	—	5,828
Put options on interest rate futures sell contracts	1,918	—	—	1,918
Forward purchase contracts	—	3,913	—	3,913
Forward sale contracts	—	4,072	—	4,072
Credit risk transfer derivatives	—	—	28,474	28,474
Interest rate lock commitments	—	—	4,848	4,848
Total derivative assets before netting	7,746	7,985	33,322	49,053
Netting	—	—	—	(3,891)
Total derivative assets after netting	7,746	7,985	33,322	45,162
Mortgage servicing rights at fair value	—	—	3,770,034	3,770,034
	$211,904	$9,186,736	$3,891,665	$13,286,414
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$2,967,631	$—	$2,967,631
Interest-only security payable at fair value	—	—	35,954	35,954
Derivative and credit risk transfer strip liabilities:
Call options on interest rate futures purchase contracts	2,344	—	—	2,344
Forward purchase contracts	—	297	—	297
Forward sales contracts	—	10,792	—	10,792
Interest rate lock commitments	—	—	229	229
Total derivative liabilities before netting	2,344	11,089	229	13,662
Netting	—	—	—	(11,606)
Total derivative liabilities after netting	2,344	11,089	229	2,056
Credit risk transfer strips	—	—	15,885	15,885
Total derivative and credit risk transfer strip liabilities	2,344	11,089	16,114	17,941
	$2,344	$2,978,720	$52,068	$3,021,526

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$103,198	$—	$—	$103,198
Mortgage-backed securities at fair value	—	3,977,446	86,260	4,063,706
Loans acquired for sale at fair value	—	2,108,347	7,971	2,116,318
Loans at fair value	—	2,191,709	1,866	2,193,575
Derivative assets:
Call options on interest rate futures purchase contracts	156	—	—	156
Put options on interest rate futures purchase contracts	6,372	—	—	6,372
Forward purchase contracts	—	614	—	614
Forward sale contracts	—	54,056	—	54,056
MBS put options	—	2,114	—	2,114
CRT derivatives	—	—	29,377	29,377
Interest rate lock commitments	—	—	3,562	3,562
Total derivative assets before netting	6,528	56,784	32,939	96,251
Netting	—	—	—	(39,411)
Total derivative assets after netting	6,528	56,784	32,939	56,840
Mortgage servicing rights at fair value	—	—	3,867,394	3,867,394
	$109,726	$8,334,286	$3,996,430	$12,401,031
Liabilities:
Asset-backed financings of the variable interest entities at fair value	$—	$2,040,375	$—	$2,040,375
Interest-only security payable at fair value	—	—	34,222	34,222
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	6,336	—	6,336
Forward sales contracts	—	1,753	—	1,753
Interest rate lock commitments	—	—	3,118	3,118
Total derivative liabilities before netting	—	8,089	3,118	11,207
Netting	—	—	—	(7,916)
Total derivative liabilities after netting	—	8,089	3,118	3,291
Credit risk transfer strips	—	—	4,060	4,060
Total derivative and credit risk transfer strip liabilities	—	8,089	7,178	7,351
	$—	$2,048,464	$41,400	$2,081,948

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	28	—	—	4,599	—	—	4,627
Repayments and sales	(4,636)	(2,678)	(20)	(2,883)	—	(9,777)	—	(19,994)
Accrual of unearned discounts	2,285	—	—	—	—	—	—	2,285
Amounts received pursuant to sales of loans	—	—	—	—	—	—	47,009	47,009
Changes in fair value included in results of operations arising from
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(2,866)	130	(31)	1,980	7,391	(2,048)	(144,590)	(140,034)
	(2,866)	130	(31)	1,980	7,391	(2,048)	(144,590)	(140,034)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(7,815)	—	—	(7,815)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	221	221
Balance, March 31, 2025	$81,043	$5,451	$1,815	$28,474	$4,619	$(15,885)	$3,770,034	$3,875,551
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2025	$(2,866)	$(14)	$(31)	$(823)	$4,619	$(11,825)	$(144,590)	$(155,530)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	1,732
1,732
Balance, March 31, 2025	$35,954
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2025	$1,732

	Quarter ended March 31, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	1,484	—	—	3,111	—	29,441	34,036
Repayments and sales	(5,070)	(2,658)	(59)	(3,451)	—	(11,685)	—	(22,923)
Accrual of unearned discount	2,216	—	—	—	—	—	—	2,216
Amounts received pursuant to sales of loans	—	—	—	—	—	—	31,249	31,249
Changes in fair value included in results of operations arising from
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	3,290	(48)	(38)	10,190	(855)	41,025	(28,202)	25,362
	3,290	(48)	(38)	10,190	(855)	41,025	(28,202)	25,362
Transfers of:								—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(4,943)	—	—	(4,943)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	142	142
Balance, March 31, 2024	$94,667	$5,096	$2,034	$22,899	$4,845	$(17,352)	$3,951,737	$4,063,926
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2024	$3,290	$(55)	$(41)	$6,781	$4,845	$29,340	$(28,202)	$15,958

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	March 31, 2025			December 31, 2024
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale at fair value:
Current through 89 days delinquent	$2,000,168	$1,945,651	$54,517	$2,114,556	$2,092,030	$22,526
90 or more days delinquent:
Not in foreclosure	1,156	1,336	(180)	1,687	2,114	(427)
In foreclosure	883	1,002	(119)	75	96	(21)
	2,039	2,338	(299)	1,762	2,210	(448)
	$2,002,207	$1,947,989	$54,218	$2,116,318	$2,094,240	$22,078
Loans at fair value:
Held in consolidated VIEs:
Current through 89 days delinquent	$3,225,107	$3,381,776	$(156,669)	$2,190,432	$2,413,214	$(222,782)
90 or more days delinquent:
Not in foreclosure	2,069	2,564	(495)	1,277	1,658	(381)
In foreclosure	—	—	—	—	—	—
	2,069	2,564	(495)	1,277	1,658	(381)
	3,227,176	3,384,340	(157,164)	2,191,709	2,414,872	(223,163)
Distressed:
Current through 89 days delinquent	418	575	(157)	445	595	(150)
90 or more days delinquent:
Not in foreclosure	1,203	3,256	(2,053)	1,421	3,796	(2,375)
In foreclosure	194	539	(345)	—	—	—
	1,397	3,795	(2,398)	1,421	3,796	(2,375)
	1,815	4,370	(2,555)	1,866	4,391	(2,525)
	$3,228,991	$3,388,710	$(159,719)	$2,193,575	$2,419,263	$(225,688)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2025
	Net gains on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$64,855	$—	$—	$10,070	$74,925
Loans acquired for sale at fair value	—	46,511	—	—	46,511
Loans at fair value	28,681	—	—	(687)	27,994
Credit risk transfer strips at fair value	(2,048)	—	—	—	(2,048)
MSRs at fair value	—	—	(144,590)	—	(144,590)
	$91,488	$46,511	$(144,590)	$9,383	$2,792
Liabilities:
Interest-only security payable at fair value	$(1,732)	$—	$—	$—	$(1,732)
Asset-backed financings at fair value	(29,423)	—	—	1,368	(28,055)
	$(31,155)	$—	$—	$1,368	$(29,787)

	Quarter ended March 31, 2024
	Net gains on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
			(in thousands)
Assets:
Mortgage-backed securities at fair value	$(38,198)	$—	$—	$3,091	$(35,107)
Loans acquired for sale at fair value	—	(337)	—	—	(337)
Loans at fair value	(1,278)	—	—	(2,135)	(3,413)
Credit risk transfer strips at fair value	41,025	—	—	—	41,025
MSRs at fair value	—	—	(28,202)	—	(28,202)
	$1,549	$(337)	$(28,202)	$956	$(26,034)
Liabilities:
Interest-only security payable at fair value	$440	$—	$—	$—	$440
Asset-backed financings at fair value	7,476	—	—	492	7,968
	$7,916	$—	$—	$492	$8,408

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the quarter based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2025	$—	$—	$414	$414
December 31, 2024	$—	$—	$532	$532

The following table summarizes the fair value changes recognized during the quarter on assets held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Real estate acquired in settlement of loans	$(140)	$82

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes, defined in Note 15 – Long-Term Debt, are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies its senior notes, as detailed in Note 15 – Long-Term Debt, as “Level 2” fair value liabilities.

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

	March 31, 2025		December 31, 2024
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,683,368	$2,695,530	$2,929,790	$2,944,956
Unsecured senior notes	$773,122	$797,585	$605,860	$606,185

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
•
The key inputs used in the estimation of the fair value of IO stripped MBS include pricing spread (a component of discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO stripped MBS' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO stripped MBS:

	March 31, 2025	December 31, 2024
Fair value (in thousands)	$81,043	$86,260
Key inputs (1)
Pricing spread (2)
Range	5.9% – 6.5%	5.9% – 6.5%
Weighted average	6.5%	6.5%
Annual total prepayment speed (3)
Range	10.7% – 11.4%	9.4% – 10.2%
Weighted average	10.7%	9.4%
Equivalent life (in years)
Range	4.4 – 7.4	4.6 – 8.0
Weighted average	7.4	7.9

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

Changes in the fair value of MBS are included in Net gains on investments and financings in the consolidated statements of operations.

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

The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$28,474	$29,377
UPB of loans in reference pools	$4,856,861	$4,961,644
Key inputs (1)
Discount rate
Range	9.1% – 15.0%	9.0% – 11.4%
Weighted average	9.4%	9.3%
Voluntary prepayment speed (2)
Range	7.2% – 8.3%	7.0% – 7.6%
Weighted average	7.3%	7.3%
Involuntary prepayment speed (3)
Range	0.1% – 0.2%	0.1% – 0.2%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.0% – 0.2%	0.0% – 0.2%
Weighted average	0.1%	0.1%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2025	December 31, 2024
Fair value (in thousands) (1)	$4,619	$444
Committed amount (in thousands)	$975,404	$1,166,566
Key inputs (2)
Pull-through rate
Range	19.4% - 100%	51.0% – 98.0%
Weighted average	91.2%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.9 - 8.0	2.6 – 7.8
Weighted average	5.6	5.7
Percentage of unpaid principal balance
Range	0.5% - 2.6%	0.6% – 2.7%
Weighted average	1.8%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on investments and financings, Net gains on loans acquired for sale or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results as applicable, in the consolidated statements of operations.

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

The Company assesses the indications of fair value it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of the CRT strips are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT strips are included in Net gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$15,885	$4,060
Unpaid principal balance of loans in the reference pools	$15,992,240	$16,287,660
Key inputs (1)
Discount rate
Range	6.8% – 9.2%	7.1% – 9.1%
Weighted average	8.9%	8.8%
Voluntary prepayment speed (2)
Range	7.0% – 7.5%	6.9% – 7.5%
Weighted average	7.1%	7.0%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.4% – 1.4%	0.4% – 1.5%
Weighted average	0.5%	0.5%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2025	2024
MSRs recognized (in thousands)	$47,009	$31,249
Unpaid principal balance of underlying loans (in thousands)	$2,594,638	$1,831,018
Weighted average annual servicing fee rate (in basis points)	32	36
Key inputs (1)
Pricing spread (2)
Range	5.2% - 7.3%	5.5% – 8.5%
Weighted average	5.5%	5.6%
Prepayment speed (3)
Range	9.4% - 15.3%	11.2% – 17.5%
Weighted average	9.9%	13.5%
Equivalent average life (in years)
Range	3.7– 8.2	3.6 – 6.5
Weighted average	7.9	6.4
Annual per-loan cost of servicing
Range	$68 – $87	$70 – $70
Weighted average	$69	$70

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2025	December 31, 2024
Fair value (in thousands)	$3,770,034	$3,867,394
Unpaid principal balance of underlying loans (in thousands)	$224,568,111	$226,237,613
Weighted average annual servicing fee rate (in basis points)	27	27
Weighted average note interest rate	3.8%	3.8%
Key inputs (1)
Pricing spread (2)
Range	5.4% – 8.1%	5.4% – 8.1%
Weighted average	5.4%	5.4%
Effect on fair value (in thousands) of (3):
5% adverse change	$(46,630)	$(47,568)
10% adverse change	$(92,156)	$(94,018)
20% adverse change	$(180,040)	$(183,710)
Prepayment speed (4)
Range	7.1% – 18.6%	6.5% – 17.7%
Weighted average	7.3%	6.7%
Equivalent average life (in years)
Range	2.3 – 8.7	2.4 – 8.9
Weighted average	8.3	8.6
Effect on fair value (in thousands) of (3):
5% adverse change	$(54,038)	$(51,798)
10% adverse change	$(106,340)	$(102,010)
20% adverse change	$(206,073)	$(197,970)
Annual per-loan cost of servicing
Range	$68 – $88	$69 – $89
Weighted average	$69	$69
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,476)	$(16,645)
10% adverse change	$(32,952)	$(33,291)
20% adverse change	$(65,905)	$(66,582)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of quarter	$4,063,706	$4,836,292
Purchases	—	159,585
Sales	—	(941,340)
Repayments	(102,769)	(69,752)
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts	10,070	3,091
Valuation adjustments, net	64,855	(38,198)
	74,925	(35,107)
Balance at end of quarter	$4,035,862	$3,949,678

	March 31, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,035,862	$4,063,706

Following is a summary of the Company’s investments in MBS:

	March 31, 2025
Security type	Principal balance or notional amount	Unamortized net purchase discounts	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,062,429	$(1,832)	$(8,161)	$3,052,436
Principal-only stripped securities	751,942	(152,028)	5,064	604,978
Subordinate credit-linked securities	174,813	(4,653)	24,941	195,101
Senior non-Agency securities	107,436	(3,124)	(2,008)	102,304
	$4,096,620	$(161,637)	$19,836	3,954,819
Interest-only stripped securities	$377,481			81,043
				$4,035,862

	December 31, 2024
Security type	Principal balance or notional amount	Unamortized net purchase discounts	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,132,005	$(901)	$(51,612)	$3,079,492
Principal-only stripped securities	776,455	(160,960)	(19,195)	596,300
Subordinate credit-linked securities	174,813	(4,292)	25,951	196,472
Senior non-Agency securities	111,479	(3,269)	(3,028)	105,182
	$4,194,752	$(169,422)	$(47,884)	3,977,446
Interest-only stripped securities	$386,040			86,260
				$4,063,706

Maturities of MBS

MBS maturities (based on final maturity dates) are as follows:

	March 31, 2025
Security type	Total	Maturing after five years through ten years	Maturing after ten years
	(in thousands)
Agency fixed-rate pass-through securities	$3,052,436	$—	$3,052,436
Principal-only stripped securities	604,978	—	604,978
Subordinate credit-linked securities	195,101	40,428	154,673
Senior non-Agency securities	102,304	—	102,304
Interest-only stripped securities	81,043	—	81,043
	$4,035,862	$40,428	$3,995,434

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	March 31, 2025	December 31, 2024
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$663,795	$1,311,754
Held for sale to PLS
GSE eligible	785,665	175,145
Government insured or guaranteed	349,637	426,963
	1,135,302	602,108
Jumbo	197,659	194,485
Home equity lines of credit	1,233	1,368
Repurchased pursuant to representations and warranties	4,218	6,603
	$2,002,207	$2,116,318
Loans pledged to secure:
Assets sold under agreements to repurchase	$1,958,317	$2,075,473
Mortgage loan participation purchase and sale agreements	4,758	12,142
	$1,963,075	$2,087,615

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.

Note 10—Loans at Fair Value

Loans at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans at fair value:

Loan type	March 31, 2025	December 31, 2024
	(in thousands)
Loans in VIEs:
Agency-conforming loans secured by non-owner occupied properties	$3,182,501	$2,146,328
Fixed interest rate jumbo loans	44,675	45,381
	3,227,176	2,191,709
Distressed loans	1,815	1,866
	$3,228,991	$2,193,575
Loans at fair value pledged to secure:
Asset-backed financings at fair value (1)	$3,227,176	$2,191,709
Assets sold under agreements to repurchase	—	160
	$3,227,176	$2,191,869

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At March 31, 2025 and December 31, 2024, $226.9 million and $130.8 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	March 31, 2025	December 31, 2024
	(in thousands)
Derivative assets	$45,162	$56,840
	$45,162	$56,840

Derivative liabilities	$2,056	$3,291
Credit risk transfer strip liabilities	15,885	4,060
	$17,941	$7,351

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

Derivative financial instruments created as a result of the Company’s operations include:

•
IRLCs that are created when the Company commits to purchase loans acquired for sale; and
•
CRT Agreements whereby the Company retained recourse obligations relating to loans sold into Fannie Mae guaranteed securitizations as part of the retention of IO ownership interests in such loans.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits on the consolidated balance sheets:

	March 31, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	2,250,000	$—	$2,344	500,000	$156	$—
Put options on interest rate futures purchase contracts	2,200,000	—	—	1,690,000	6,372	—
Call options on interest rate futures sell contracts	750,000	5,828	—	—	—	—
Put options on interest rate futures sell contracts	—	1,918	—	—	—	—
Forward purchase contracts	1,799,146	3,913	297	1,154,515	614	6,336
Forward sale contracts	6,269,059	4,072	10,792	7,080,982	54,056	1,753
MBS put options	250,000	—	—	450,000	2,114	—
Bond futures	1,771,500	—	—	1,713,000	—	—
Swap futures	951,200	—	—	951,200	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	4,856,861	28,474	—	4,961,644	29,377	—
Interest rate lock commitments	975,404	4,848	229	1,166,566	3,562	3,118
Total derivative instruments before netting		49,053	13,662		96,251	11,207
Netting		(3,891)	(11,606)		(39,411)	(7,916)
		$45,162	$2,056		$56,840	$3,291
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$7,715			$(31,497)
Derivative assets pledged to secure:
Notes payable secured by credit risk transfer and mortgage servicing assets		$28,474			$29,377

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of March 31, 2025 and December 31, 2024, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$28,474	$—	$—	$28,474	$29,377	$—	$—	$29,377
Interest rate lock commitments	4,848	—	—	4,848	3,562	—	—	3,562
RJ O’Brien & Associates, LLC	5,402	—	—	5,402	6,528	—	—	6,528
Bank of America, N.A.	3,270	—	—	3,270	3,150	—	—	3,150
Goldman Sachs & Co. LLC	762	—	—	762	251	—	—	251
J.P. Morgan Securities LLC	617	—	—	617	1,237	—	—	1,237
Wells Fargo Securities, LLC	392	—	—	392	895	—	—	895
Mizuho Financial Group	300	—	—	300	—	—	—	-
Morgan Stanley & Co. LLC	257	—	—	257	9,303	—	—	9,303
Citigroup Global Markets Inc.	—	—	—	—	712	—	—	712
Other	840	—	—	840	1,825	—	—	1,825
	$45,162	$—	$—	$45,162	$56,840	$—	$—	$56,840

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amounts of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral with fair values that exceed the liability amounts recorded on the consolidated balance sheets.

	March 31, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$229	$—	$—	$229	$3,118	$—	$—	$3,118
J.P. Morgan Securities LLC	1,493,038	(1,493,038)	—	—	1,695,007	(1,695,007)	—	—
Bank of America, N.A.	889,447	(889,447)	—	—	787,883	(787,883)	—	—
Barclays Capital Inc.	611,712	(610,919)	—	793	545,678	(545,678)	—	—
Wells Fargo Securities, LLC	595,026	(595,026)	—	—	670,605	(670,605)	—	—
Atlas Securitized Products, L.P.	484,410	(484,410)	—	—	609,780	(609,780)	—	—
Citigroup Global Markets Inc.	394,386	(394,386)	—	—	431,201	(431,201)	—	—
Goldman Sachs & Co. LLC	365,773	(365,773)	—	—	311,997	(311,997)	—	—
Santander US Capital	364,132	(364,132)	—	—	362,196	(362,196)	—	—
RBC Capital Markets, L.P.	290,321	(290,321)	—	—	353,765	(353,765)	—	—
Morgan Stanley & Co. LLC	214,058	(214,058)	—	—	280,561	(280,561)	—	—
Daiwa Capital Markets	212,751	(212,550)	—	201	230,033	(230,033)	—	—
BNP Paribas	122,346	(122,346)	—	—	59,729	(59,729)	—	—
Mizuho Financial Group	87,483	(87,483)	—	—	98,196	(98,121)	—	75
Bank of Montreal	68,390	(68,390)	—	—	72,859	(72,859)	—	—
Nomura Holdings America, Inc	17,762	(17,729)	—	33	36	—	—	36
Other	800	—	—	800	62	—	—	62
	$6,212,064	$(6,210,008)	$—	$2,056	$6,512,706	$(6,509,415)	$—	$3,291

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statements of operations line	2025	2024
		(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$4,174	$(2,688)
CRT derivatives	Net gains on investments and financings	$1,980	$10,190
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(26,359)	$2,610
Mortgage servicing rights	Net loan servicing fees	$(39,944)	$(89,814)
Assets sold under agreements to repurchase	Net gains on investments and financings	$—	$20,098

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Balance at beginning of quarter	$3,867,394	$3,919,107
Purchases	—	29,441
MSRs resulting from loan sales	47,009	31,249
Transfers to Agency of mortgage servicing rights relating to delinquent loans	221	142
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(55,831)	71,570
Other changes in fair value (2)	(88,759)	(99,772)
	(144,590)	(28,202)
Balance at end of quarter	$3,770,034	$3,951,737

	March 31, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,707,879	$3,807,065

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Contractually specified servicing fees	$152,199	$160,357
Ancillary and other fees:
Late charges	1,027	993
Other	2,890	2,018
	3,917	3,011
	$156,116	$163,368
Average UPB of underlying loans	$225,515,018	$230,591,966

Note 13— Other Assets

Other assets are summarized below:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Margin deposits	$59,725	$346,241
Interest receivable	44,698	38,661
Servicing fees receivable	24,276	10,820
Correspondent lending receivables	2,507	3,930
Other receivables	4,439	16,706
Real estate acquired in settlement of loans	2,345	2,464
Other	16,044	19,399
	$154,034	$438,221
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$—	$527

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2025.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2025	2024
	(dollars in thousands)
Weighted average interest rate (1)	5.21%	6.17%
Average balance	$6,180,911	$5,144,834
Total interest expense	$81,148	$80,557
Maximum daily amount outstanding	$7,068,600	$6,494,643

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $1.6 million for the quarters ended

March 31, 2025 and 2024, respectively.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,210,008	$6,509,415
Unamortized debt issuance costs	(7,469)	(8,477)
	$6,202,539	$6,500,938
Weighted average interest rate	5.08%	5.37%
Available borrowing capacity (1):
Committed	$458,264	$565,488
Uncommitted	5,198,880	4,559,239
	$5,657,144	$5,124,727
Margin deposits placed with counterparties included in Other assets, net	$9,470	$296,922
Assets securing agreements to repurchase:
Mortgage-backed securities	$4,035,862	$4,063,706
Loans acquired for sale at fair value	$1,958,317	$2,075,473
Loans at fair value:
Securities retained in asset-backed financings	$226,874	$130,839
Distressed	$—	$160
Deposits securing credit risk transfer arrangements	$195,645	$199,965
Mortgage servicing rights (2)	$1,845,093	$1,906,043
Servicing advances	$42,241	$50,333
Real estate acquired in settlement of loans	$—	$527

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

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2025 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$4,520,252
Over 30 to 90 days	1,428,891
Over 90 days to 180 days	—
Over 180 days to 1 year	145,000
Over 1 year to 2 years	115,865
$6,210,008
Weighted average maturity (in months)	1.4

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2025:

Loans, REO and MSRs

		Weighted-average maturity
Counterparty	Amount at risk	Advances	Facility
	(in thousands)
Goldman Sachs & Co. LLC	$149,649	May 27, 2025	March 28, 2026
Atlas Securitized Products, L.P.	$111,459	May 27, 2025	June 26, 2026
Citibank, N.A.	$59,968	April 25, 2025	June 11, 2026
Bank of America, N.A.	$55,002	April 18, 2025	June 10, 2026
JPMorgan Chase & Co.	$7,905	June 10, 2025	June 28, 2026
Barclays Capital Inc.	$17,730	June 9, 2025	March 6, 2026
Wells Fargo Securities, LLC	$1,367	June 14, 2025	October 15, 2025
Santander US Capital	$2,539	April 21, 2025	April 21, 2025
Morgan Stanley & Co. LLC	$17,293	June 1, 2025	May 22, 2026
RBC Capital Markets, L.P.	$16,948	June 29, 2025	February 12, 2026
BNP Paribas	$5,206	June 22, 2025	September 30, 2026
Nomura Holdings America, Inc.	$4,337	April 28, 2025	April 28, 2025

Securities

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$12,242	April 13, 2025
Citibank, N.A.	$42,593	April 17, 2025
Bank of America, N.A.	$13,095	April 13, 2025
JPMorgan Chase & Co.	$49,884	April 12, 2025
Barclays Capital Inc.	$32,375	April 13, 2025
Wells Fargo Securities, LLC	$18,964	April 21, 2025
Santander US Capital	$15,837	April 13, 2025
Bank of Montreal	$7,338	May 14, 2025
Mizuho Financial Group	$5,112	April 5, 2025
Daiwa Capital Markets America Inc.	$4,190	April 3, 2025

CRT arrangements

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$43,246	April 8, 2025
Bank of America, N.A.	$23,395	April 28, 2025

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended March 31,
	2025	2024
	(dollars in thousands)
Average balance	$8,653	$12,731
Weighted average interest rate (1)	5.68%	6.78%
Total interest expense	$152	$246
Maximum daily amount outstanding	$49,266	$44,762

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 for the quarters ended March 31, 2025 and 2024.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Amount outstanding	$4,602	$11,650
Unamortized debt issuance costs	(26)	(57)
	$4,576	$11,593
Weighted average interest rate	5.57%	5.58%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$4,758	$12,142

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$148,123	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	225,937	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	278,291	3.50%	March 1, 2027
			$652,351

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

The FT-1 Term Notes, FTL-1 Term Loans and the FMSR VFNs are secured by certain participation certificates relating to Fannie Mae MSRs and ESS and rank pari passu with each other.

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

On August 10, 2023, the Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC may use to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is March 6, 2026 and has a maximum principal amount of $175 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended March 31,
	2025	2024
	(dollars in thousands)
Average balance	$2,830,048	$2,866,504
Weighted average interest rate (1)	7.59%	8.84%
Total interest expense	$55,255	$64,989

(1)
Excludes the effect of amortization of debt issuance costs of $2.3 million and $2.0 million for the quarters ended

March 31, 2025 and 2024, respectively.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
CRT arrangement financing	$652,351	$710,329
Fannie Mae MSR financing	1,075,000	1,075,000
Freddie Mac MSR and servicing advance receivable financing	963,486	1,153,486
	2,690,837	2,938,815
Unamortized debt issuance costs	(7,469)	(9,025)
	$2,683,368	$2,929,790
Weighted average interest rate	7.52%	7.60%
Assets securing notes payable:
MSRs (1)	$3,707,879	$3,807,065
Servicing advances (1)	$28,363	$39,063
CRT arrangements:
Deposits securing CRT arrangements	$892,304	$910,743
Derivative assets	$28,474	$29,377

(1)
Beneficial interests in Freddie Mac MSRs are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

The exchangeable senior notes are summarized below:

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
(3)
Balance includes $16.5 million issued on June 4, 2024.

The exchangeable senior notes are exchangeable for: (1) cash for the principal amount of the notes to be exchanged; and (2) cash, Common Shares or a combination of cash and Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the principal amount of the notes being exchanged, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The exchangeable senior notes are fully and unconditionally guaranteed by the Company.

Senior Notes

The senior notes are summarized below:

Issuance date	Unpaid principal balance	Annual interest rate spread	Maturity date	Redemption date
	(in thousands)
February 2025	$172,500	9.00%	February 15, 2030	February 15, 2027
September 2023	$53,500	8.50%	September 30, 2028	September 30, 2025
	$226,000

Interest on the senior notes is payable quarterly. PMT may redeem for cash all or any portion of the senior notes, at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Following is financial information relating to the unsecured senior notes:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Average balance	$708,917	$608,500
Weighted average interest rate (1)	7.23%	5.80%
Interest expense	$13,613	$9,684

	March 31, 2025	December 31, 2024
	(in thousands)
Carrying value:
Unpaid principal balance	$787,500	$615,000
Unamortized debt issuance costs	(14,378)	(9,140)
	$773,122	$605,860

(1)
Excludes the effect of amortization of debt issuance costs of $976,000 and $916,000 for the quarters ended March 31, 2025 and 2024, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended March 31,
	2025	2024
	(dollars in thousands)
Average balance	$2,633,042	$1,581,818
Total interest expense	$28,715	$12,678
Weighted average interest rate (1)	4.63%	3.10%

(1)
Excludes the effect of (accrual) amortization of premiums and of debt issuance costs of $(1.4) million and $492,000 for the quarters ended March 31, 2025 and 2024, respectively.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$2,967,631	$2,040,375
Unpaid principal balance	$3,147,901	$2,269,742
Weighted average interest rate	5.21%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the asset-backed financings.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months March 31,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,690,837	$368,486	$1,449,228	$355,000	$518,123	$—	$—
Unsecured senior notes	787,500	345,000	—	—	53,500	389,000	—
Asset-backed financings at fair value (2)	3,147,901	—	—	—	—	—	3,147,901
Interest-only security payable at fair value (2)	35,954	—	—	—	—	—	35,954
Total	$6,662,192	$713,486	$1,449,228	$355,000	$571,623	$389,000	$3,183,855

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Balance, beginning of quarter	$6,886	$26,143
Provision for losses:
Pursuant to loan sales	304	254
Reduction in liability due to change in estimate	(1,168)	(6,878)
Losses incurred	(67)	—
Balance, end of quarter	$5,955	$19,519
UPB of loans subject to representations and warranties at end of quarter	$220,977,898	$225,439,542

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2025
(in thousands)
Commitments to purchase loans acquired for sale	$975,404

Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and claims arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

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

The Company has assumed the defense of PCM in the Verthelyi Action pursuant to the terms of the management agreement.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, Quarter ended March 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2025	2024
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42
		22,400	$560,000	$18,518	$541,482

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter ended March 31, 2025.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of March 31, 2025, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Quarter ended March 31,		Cumulative
	2025	2024	total (1)
	(in thousands)
Common Shares repurchased	—	—	29,102
Cost of Common Shares repurchased (2)	$—	$—	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through March 31, 2025.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Mortgage-backed securities	$64,855	$(38,198)
Loans at fair value	28,681	(1,278)
CRT arrangements	(1,800)	51,655
Asset-backed financings	(29,423)	7,476
Hedging derivatives	—	20,098
	$62,313	$39,753

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(1,915)	$(31,177)
Hedging activities	(58,062)	(69,956)
	(59,977)	(101,133)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	47,009	31,249
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(304)	(254)
Reduction of liability due to change in estimate	1,168	6,878
	864	6,624
Changes in fair value of loans and derivatives
Interest rate lock commitments	4,174	(2,688)
Loans	(13,444)	6,295
Hedging derivatives	31,703	72,566
	22,433	76,173
	70,306	114,046
Total from nonaffiliates	10,329	12,913
From PFSI ‒ cash gains	2,015	1,605
	$12,344	$14,518

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Interest income:
Cash and short-term investments	$5,686	$8,192
Mortgage-backed securities	58,234	59,771
Loans acquired for sale at fair value	33,235	11,946
Loans at fair value	33,679	12,116
Deposits securing CRT arrangements	11,675	15,696
Placement fees relating to custodial funds	32,029	35,440
Other	1,553	398
	176,091	143,559
Interest expense:
Assets sold under agreements to repurchase	81,148	80,557
Mortgage loan participation purchase and sale agreements	152	246
Notes payable secured by credit risk transfer and mortgage servicing assets	55,255	64,989
Unsecured senior notes	13,613	9,684
Asset-backed financings at fair value	28,715	12,678
Interest shortfall on repayments of loans serviced for Agency securitizations	1,429	1,293
Interest on loan impound deposits	1,454	1,347
Other	371	733
	182,137	171,527
	$(6,046)	$(27,968)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Grants:
Restricted share units	199	176
Performance share units	168	140
	367	316
Grant date fair value:
Restricted share units	$2,815	$2,522
Performance share units	2,365	2,007
	$5,180	$4,529
Vestings:
Restricted share units	138	149
Performance share units (1)	91	203
	229	352
Forfeitures:
Restricted share units	—	—
Performance share units	—	—
	—	—
Compensation expense relating to share-based grants	$963	$1,365

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the quarter ended March 31, 2025 was approximately 89% of the 103,081 originally granted performance-based RSUs.

	March 31, 2025
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	297	278
Grant date average fair value per unit	$14.06	$14.05

Note 23—Income Taxes

The Company’s effective tax rate was 253.7% and (47.0)% with consolidated pretax loss of $6.3 million and consolidated pretax income of $32.4 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $17.2 million on a pretax loss of $75.3 million for the quarter ended March 31, 2025. The TRS loss was primarily due to decreases in MSR fair values. For the same period in 2024, the TRS recognized a tax benefit of $15.0 million on a pretax loss of $60.9 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2025, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the three-year period ended March 31, 2025. The amount of deferred tax assets considered realizable may be adjusted in future periods based on future income.

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

Note 24—(Loss) Earnings Per Common Share

The Company determines (loss) earnings per share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are grants of restricted share units that entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

Basic (loss) earnings per share is determined by dividing net income available to common shareholders (net (loss) income reduced by preferred dividends and income attributable to the participating securities) by the weighted average Common Shares outstanding during the period.

Diluted (loss) earnings per share is determined by dividing net income by the weighted average number of Common Shares and dilutive securities. The Company’s potentially dilutive securities are share-based compensation awards and the exchangeable senior notes described in Note 15— Long-Term Debt. The number of dilutive securities included in diluted earnings per share is calculated using either the treasury stock or if-converted method (whichever is most dilutive) for share-based compensation awards and the if-converted method for the exchangeable senior notes.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2025	2024
	(in thousands except per share amounts)
Net income	$9,680	$47,608
Dividends on preferred shares	(10,455)	(10,455)
Effect of participating securities—share-based compensation awards	(39)	(117)
Net (loss) income attributable to common shareholders	(814)	37,036
Interest on Exchangeable Notes, net of income taxes	—	6,363
Diluted net (loss) income attributable to common shareholders	$(814)	$43,399
Weighted average basic shares outstanding	86,907	86,689
Dilutive securities:
Shares issuable pursuant to exchange of the exchangeable senior notes	—	24,328
Diluted weighted average shares outstanding	86,907	111,017
Basic (loss) earnings per share	$(0.01)	$0.43
Diluted (loss) earnings per share	$(0.01)	$0.39

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Shares issuable under share-based compensation plan	312	365

Note 25—Segments

The Company operates in three segments as described in Note 1 ‒ Organization.

The Company’s reportable segments are identified based on PMT’s investment strategies. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The reportable segments are evaluated based on income or loss before benefit from income taxes. The chief operating decision maker uses pre-tax segments results to assess segment performance and allocate operating and capital resources among the segments. The Company’s chief operating decision maker is its chief executive officer.

During the year ended December 31, 2024, the Company adopted the FASB’s Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Prior year amounts have been recast to conform those years’ presentations to current year presentation.

Financial highlights by segment are summarized below:

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended March 31, 2025	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$(1,010)	$65,865	$—	$64,855	$—	$64,855
Loans at fair value	2,767	(3,509)	—	(742)	—	(742)
Credit risk transfer arrangements	(1,800)	—	—	(1,800)	—	(1,800)
	(43)	62,356	—	62,313	—	62,313
Net gains on loans acquired for sale	—	—	12,344	12,344	—	12,344
Net loan servicing fees	—	(27,210)	—	(27,210)	—	(27,210)
Net interest expense:
Interest income	19,549	119,896	33,198	172,643	3,448	176,091
Interest expense	18,117	135,332	27,522	180,971	1,166	182,137
	1,432	(15,436)	5,676	(8,328)	2,282	(6,046)
Other	(141)	—	3,205	3,064	—	3,064
	1,248	19,710	21,225	42,183	2,282	44,465
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	21,727	—	21,729	—	21,729
Management fees	—	—	—	—	7,012	7,012
Loan fulfillment fees	—	—	5,290	5,290	—	5,290
Professional services	—	—	4,880	4,880	2,102	6,982
Compensation	—	—	—	—	2,970	2,970
Loan collection and liquidation	42	1,927	—	1,969	—	1,969
Safekeeping	—	1,034	76	1,110	—	1,110
Loan origination	—	—	686	686	—	686
Other (2)	94	496	166	756	2,260	3,016
	138	25,184	11,098	36,420	14,344	50,764
Pretax (loss) income	$1,110	$(5,474)	$10,127	$5,763	$(12,062)	$(6,299)
Total assets at end of quarter	$1,517,529	$10,860,903	$2,045,113	$14,423,545	$452,681	$14,876,226

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended March 31, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains (losses) on investments and financings
Mortgage-backed securities	$4,445	$(22,545)	$—	$(18,100)	$—	$(18,100)
Loans at fair value	3,491	2,707	—	6,198	—	6,198
Credit risk transfer arrangements	51,655	—	—	51,655	—	51,655
	59,591	(19,838)	—	39,753	—	39,753
Net gains on loans acquired for sale	—	—	14,518	14,518	—	14,518
Net loan servicing fees	—	45,705	—	45,705	—	45,705
Net interest expense:
Interest income	24,209	104,179	11,891	140,279	3,280	143,559
Interest expense	23,010	134,825	12,261	170,096	1,431	171,527
	1,199	(30,646)	(370)	(29,817)	1,849	(27,968)
Other	134	—	2,063	2,197	—	2,197
	60,924	(4,779)	16,211	72,356	1,849	74,205
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20	20,242	—	20,262	—	20,262
Management fees	—	—	—	—	7,188	7,188
Loan fulfillment fees	—	—	4,016	4,016	—	4,016
Professional services	—	—	—	—	1,758	1,758
Compensation	—	—	—	—	1,916	1,916
Loan collection and liquidation	55	1,314	—	1,369	—	1,369
Safekeeping	—	878	54	932	—	932
Loan origination	—	—	473	473	—	473
Other (2)	23	32	1	56	3,854	3,910
	98	22,466	4,544	27,108	14,716	41,824
Pretax (loss) income	$60,826	$(27,245)	$11,667	$45,248	$(12,867)	$32,381
Total assets at end of quarter	$1,502,800	$9,377,573	$943,008	$11,823,381	$470,319	$12,293,700

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
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

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2025	$827,415	$577,269	12%	6%	$475,028	$213,052
December 31, 2024	$876,324	$579,383	12%	6%	$564,311	$215,801

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

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.1 billion at March 31, 2025.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior MBS. However, we incur credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. During the quarter ended March 31, 2025, we retained approximately $66.0 million of subordinate credit-linked securities from our securitizations of loans secured by investment properties. As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in these securities as loans at fair value net of the associated asset-backed financing.

At March 31, 2025, we held subordinate credit-linked MBS issued by nonaffiliates with fair values totaling approximately $195.1 million.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the quarter ended March 31, 2025, we received approximately $47.0 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.8 billion of MSRs at fair value at March 31, 2025.
•
REIT-eligible Agency, senior non-Agency, and Agency IO and PO stripped MBS. We held Agency fixed-rate pass-through, senior non-Agency, IO and PO stripped MBS with fair values totaling approximately $3.8 billion at March 31, 2025. During the quarter ended March 31, 2025, we retained approximately $29 million of investments in senior bonds, from our securitization of loans secured by investment properties. Consistent with our treatment of subordinate credit-linked MBS from our securitizations, we account for these investments as loans net of asset-backed financings.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$2,613,958	$1,928,336
To PennyMac Financial Services, Inc.	20,437,666	16,302,059
	$23,051,624	$18,230,395
Net gains on loans acquired for sale	$12,344	$14,518
Investment activities resulting from correspondent production:
Receipt of MSRs as proceeds from sales of loans	$47,009	$31,249
Retention of interests in securitizations of loans secured by investment properties, net of associated asset-backed financings (1)	94,021	—
Total investments resulting from correspondent activities	$141,030	$31,249

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans at fair value, with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

During the quarter ended March 31, 2025, we purchased newly originated prime credit quality residential loans with fair values totaling $24.0 billion, including $654.8 million from PLS, as compared to $18.4 billion for the quarter ended March 31, 2024, in our correspondent production business. Our loan sales included $20.4 billion and $16.3 billion of loans we sold to PLS during the quarters ended March 31, 2025 and March 31, 2024, respectively. We receive a sourcing fee based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale. During the quarters ended March 31, 2025 and March 31, 2024, we received sourcing fees totaling $2.0 million and $1.6 million, respectively.

To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We may also sell conventional loans that we purchase to PLS subject to our and PLS's mutual agreement. During the quarter ended March 31, 2025, we sold $9.0 billion in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

Beginning in July 2025, we expect PLS will become the initial purchaser of loans from correspondent sellers and begin transferring agreed-upon volumes of such loans to us. Accordingly, we will no longer purchase government loans. We retain the right to purchase up to 100% of PLS's non-government correspondent production.

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

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended March 31,
	2025	2024
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$64,855	$(38,198)
Loans	28,681	(1,278)
CRT arrangements	(12,648)	36,121
Interest-only security payable at fair value	(1,732)	440
Asset-backed financings at fair value	(29,423)	7,476
	49,733	4,561
Net gains on loans acquired for sale (1)	70,306	114,046
Net loan servicing fees‒MSR valuation adjustments (2)	(81,079)	143,922
	$38,960	$262,529
Net investment income	$44,465	$74,205
Non-cash items as a percentage of net investment income	88%	354%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, interest rate lock commitments (“IRLCs") and hedging derivatives held at the end of the quarter.
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
•
MSRs in the form of loan servicing fees (including both base servicing and excess servicing spread) and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service;
•
Hedging instruments when we receive or make margin deposits as the fair value of respective instruments change, when the instruments mature or when we effectively cancel the transactions through offsetting trades; and
•
Our liability for representations and warranties when we repurchase loans or settle loss claims from investors.

Business Trends

Recent actions by the U.S. government administration with respect to trade, tariffs and government cost reduction initiatives have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to rise from $1.7 trillion in 2024 to $2.0 trillion in 2025, according to mortgage industry economists.

Opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgage loans with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, recent reductions to the federal funds rate put into place by the Federal Reserve have led to a decline in the costs of floating rate borrowings and a reduction of placement fees we receive relating to custodial funds that we manage as compared to the same period in the prior year.

The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as our CRT arrangements or subordinate credit-linked notes and increase losses from our representations and warranties. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to help moderate the negative effects of credit performance in an economic downturn.

We are continuing to aggregate Agency eligible non-owner occupied loans and have begun to aggregate jumbo mortgage loans, and we expect to continue investing in subordinate MBS generated from the securitization of these loans in the private label market in 2025.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2025	2024
	(dollar amounts in thousands, except per common share amounts)
Net gains on investments and financings	$62,313	$39,753
Loan production income (1)	15,496	16,526
Net loan servicing fees	(27,210)	45,705
Net interest expense	(6,046)	(27,968)
Other	(88)	189
Net investment income	44,465	74,205
Expenses	50,764	41,824
Pretax (loss) income	(6,299)	32,381
Benefit from income taxes	(15,979)	(15,227)
Net (loss) income	9,680	47,608
Dividends on preferred shares	10,455	10,455
Net (loss) income attributable to common shareholders	$(775)	$37,153
Pretax (loss) income by segment and corporate:
Credit sensitive strategies	$1,110	$60,826
Interest rate sensitive strategies	(5,474)	(27,245)
Correspondent production	10,127	11,667
Corporate operations	(12,062)	(12,867)
	$(6,299)	$32,381
Annualized return on average common shareholders' equity	(0.2)%	10.4%
(Loss) earnings per common share
Basic	$(0.01)	$0.43
Diluted	$(0.01)	$0.39
Dividends per common share	$0.40	$0.40

	March 31, 2025	December 31, 2024
Total assets	$14,876,226	$14,408,706
Book value per common share	$15.43	$15.87
Closing price per common share	$14.65	$12.59

(1)
Includes net gains on sales of loans and loan origination fees.

Our results of operations decreased by $37.9 million during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024, reflecting the effect of the increased fair value losses from our MSRs and CRT investments, partially offset by increased gains on MBS:

The decrease in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $53.5 million decrease in net gains on our CRT arrangements as market credit spreads widened (an increase in the interest rate premium demanded by investors for instruments over those that are considered “risk free”) during the quarter ended March 31, 2025 as compared to tightening in the quarter ended March 31, 2024.
•
Our interest rate sensitive strategies segment recognized a $72.9 million decrease in net servicing fees resulting from increased net MSR valuation losses compared to the quarter ended March 31, 2024 caused by a decrease in market interest rates during the quarter compared to an increase in interest rates in the same period in 2024. These decreases were partially offset by an $88.4 million increase in valuation gains on MBS as well as a $15.2 million decrease in net interest expense.
•
Our correspondent production segment recognized a $2.2 million decrease in our gain on sale during the quarter ended March 31, 2025, as compared to the same period in 2024, reflecting a reduction in our gain on sale margins.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Net gains on investments and financings	$62,313	$39,753
Net gains on loans acquired for sale	12,344	14,518
Loan origination fees	3,152	2,008
Net loan servicing fees	(27,210)	45,705
Net interest expense	(6,046)	(27,968)
Other	(88)	189
	$44,465	$74,205

Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Mortgage-backed securities	$64,855	$(38,198)
Loans at fair value	28,681	(1,278)
CRT arrangements	(1,800)	51,655
Asset-backed financings at fair value	(29,423)	7,476
Hedging derivatives	—	20,098
	$62,313	$39,753

The increase in net gains on investments for the quarter ended March 31, 2025, as compared to the same period in 2024, was primarily due to gains from our investments in MBS as interest rates decreased.

Mortgage-Backed Securities

During the quarter ended March 31, 2025, we recognized net valuation gain of $64.9 million, as compared to valuation losses of $38.2 million for the same period in 2024. The gain recognized reflects decreasing interest rates during the quarter ended March 31, 2025, as compared to increasing interest rates during the quarter ended March 31, 2024.

Loans at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans at fair value held in VIEs and Asset-backed financings at fair value recorded a combined net valuation loss of $0.7 million during the quarter ended March 31, 2025, as compared to a net gain of $6.2 million during the quarter ended March 31, 2024. The net loss during the quarter ended March 31, 2025 reflects the losses on the asset-backed financing exceeding the gains on the underlying assets as the result of credit spread widening on our net investments secured by jumbo loans and investment properties, partially offset by the positive effect on fair value of decreasing interest rates.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,803	$3,409
Valuation changes	(823)	6,781
	1,980	10,190
Credit risk transfer strips
Realized	9,777	11,685
Valuation changes	(11,825)	29,340
	(2,048)	41,025
Interest-only security payable at fair value - valuation changes	(1,732)	440
	(1,800)	51,655
Interest income — Deposits securing credit risk transfer arrangements	11,675	15,696
	$9,875	$67,351

Net payments made to settle losses on credit risk transfer arrangements	$1,243	$185

	March 31, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$28,474	$29,377
Derivative and credit risk transfer liabilities - credit risk transfer strip liabilities	(15,885)	(4,060)
Deposits securing credit risk transfer arrangements	1,087,949	1,110,708
Interest-only security payable at fair value	(35,954)	(34,222)
	$1,064,584	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$28,474	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,087,949	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$20,849,101	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$20,269,686	$20,628,148
30-89 days delinquent	$382,091	$414,605
90-180 days delinquent	$112,616	$131,191
180 or more days delinquent	$62,902	$51,343
Foreclosure	$21,806	$24,017
Bankruptcy	$62,489	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $15.9 million and $4.1 million in CRT strip and CRT derivative liabilities at March 31, 2025 and December 31, 2024, respectively.

The performance of our investments in CRT arrangements during the quarter ended March 31, 2025 reflects credit spread widening, as compared to the quarter ended March 31, 2024, which reflected credit spread tightening.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(1,915)	$(31,177)
Hedging activities	(58,062)	(69,956)
	(59,977)	(101,133)
Non-cash gains:
Receipt of MSRs in loan sale transactions	47,009	31,249
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(304)	(254)
Reduction in liability due to change in estimate	1,168	6,878
	864	6,624
Changes in fair value of financial instruments held at end of quarter:
Interest rate lock commitments	4,174	(2,688)
Loans	(13,444)	6,295
Hedging derivatives	31,703	72,566
	22,433	76,173
	70,306	114,046
Total from nonaffiliates	10,329	12,913
From PFSI—cash	2,015	1,605
	$12,344	$14,518

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$2,735,356	$2,482,135
To PFSI	22,095,355	17,080,857
	$24,830,711	$19,562,992
Acquisition of loans for sale (unpaid principal balance):
To nonaffiliates	$2,781,722	$1,771,681
To PFSI	20,223,633	16,356,544
	$23,005,355	$18,128,225

The changes in gain on loans acquired for sale during the quarter ended March 31, 2025, as compared to the same period in 2024, reflect the effect of reduced gain on sale margins.

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

We recorded a provision for losses relating to representations and warranties relating to current period loan sales of $304,000 and $254,000 for the quarters ended March 31, 2025 and 2024, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of quarter	$15,289	$12,123
New indemnifications	493	1,758
Less: indemnified loans sold, repaid or refinanced	—	—
Loans indemnified at end of quarter	$15,782	$13,881
Indemnified loans indemnified by correspondent lenders at end of quarter	$6,045	$5,969
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$5,488	$4,190
Repurchase activity (unpaid principal balance):
Loans repurchased	$4,846	$7,515
Less:
Loans repurchased by correspondent sellers	4,783	5,979
Loans resold or repaid by borrowers	2,703	2,788
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(2,640)	$(1,252)
Losses charged to liability for representations and warranties	$67	$—
At end of quarter:
Loans subject to representations and warranties	$220,977,898	$225,439,542
Liability for representations and warranties	$5,955	$19,519

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

The method we use to estimate the liability for representations and warranties is a function of our estimates of future defaults, loan repurchase rates, severities of loss in the event of default and the probabilities of reimbursement by the correspondent loan sellers. We establish a liability at our estimate of its fair value at the time loans are sold and review the adequacy of our recorded liability on a periodic basis.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $1.2 million reduction in liability for representations and warranties during the quarter ended March 31, 2025 due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees increased during the quarter ended March 31, 2025, as we purchased more loans for sale to nonaffiliates compared to the same period in 2024.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31, 2025			Quarter ended March 31, 2024
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$5,686	$517,590	4.47%	$8,192	$580,594	5.67%
Mortgage-backed securities	58,234	4,059,457	5.83%	59,771	4,143,942	5.80%
Loans acquired for sale	33,235	1,997,488	6.77%	11,946	704,809	6.82%
Loans at fair value	33,679	2,626,335	5.21%	12,116	1,425,584	3.42%
Deposits securing CRT arrangements	11,675	1,101,503	4.31%	15,696	1,200,301	5.26%
	142,509	10,302,373	5.63%	107,721	8,055,230	5.38%
Placement fees relating to custodial funds	32,029			35,440
Other	1,553			398
	$176,091	$10,302,373	6.95%	$143,559	$8,055,230	7.17%
Liabilities:
Assets sold under agreements to repurchase	$81,148	$6,180,911	5.34%	$80,557	$5,144,834	6.30%
Mortgage loan participation purchase and sale agreements	152	8,653	7.14%	246	12,731	7.77%
Notes payable secured by credit risk transfer and mortgage servicing assets	55,255	2,830,048	7.94%	64,989	2,866,504	9.12%
Unsecured senior notes	13,613	708,917	7.81%	9,684	608,500	6.40%
Asset-backed financings	28,715	2,633,042	4.43%	12,678	1,581,818	3.22%
	178,883	12,361,571	5.88%	168,154	10,214,387	6.62%
Interest shortfall on repayments of loans serviced for Agency securitizations	1,429			1,293
Interest on loan impound deposits	1,454			1,347
Other	371			733
	182,137	$12,361,571	5.99%	171,527	$10,214,387	6.75%
	$(6,046)			$(27,968)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended March 31, 2025
	vs.
	Quarter ended March 31, 2024
	Increase (decrease) due to changes in
	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,660)	$(846)	$(2,506)
Mortgage-backed securities	189	(1,726)	(1,537)
Loans acquired for sale	(89)	21,378	21,289
Loans at fair value	8,285	13,278	21,563
Deposits securing CRT arrangements	(2,761)	(1,260)	(4,021)
	3,964	30,824	34,788
Placement fees relating to custodial funds			(3,411)
Other			1,155
	$3,964	$30,824	$32,532
Liabilities:
Assets sold under agreements to repurchase	$(13,558)	$14,149	$591
Mortgage loan participation purchase and sale agreements	(19)	(75)	(94)
Notes payable secured by credit risk transfer and mortgage servicing assets	(8,862)	(872)	(9,734)
Senior notes	2,245	1,684	3,929
Asset-backed financings	5,793	10,244	16,037
	(14,401)	25,130	10,729
Interest shortfall on repayments of loans serviced for Agency securitizations			136
Interest on loan impound deposits			107
Other			(362)
	(14,401)	25,130	10,610
	$18,365	$5,694	$21,922

The decrease in net interest expense during the quarter ended March 31, 2025, as compared to the same period in 2024, is due to yields on our interest-earning assets decreasing slower than the cost of our interest-bearing liabilities, partially offset by a decrease in earnings from placement fees relating to custodial funds managed for borrowers and investors.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Loan servicing fees	$156,116	$163,368
Effect of mortgage servicing rights and hedging results	(183,326)	(117,663)
Net loan servicing fees	$(27,210)	$45,705

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Contractually specified servicing fees	$152,199	$160,357
Ancillary and other fees:
Late charges	1,027	993
Other	2,890	2,018
	3,917	3,011
	$156,116	$163,368
Average UPB of underlying loans	$225,515,018	$230,591,966

Loan servicing fees that relate to our MSRs are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, as well as incentive fees we receive from the Agencies for loss mitigation activities and fees we charge to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the quarter ended March 31, 2025, is due primarily to the slight reduction in our MSR servicing portfolio, reflecting the shift of a portion of our loan sales from sales to nonaffiliates with servicing rights retained to sales to PLS that include the transfer of servicing rights to PLS.

Mortgage Servicing Rights and Hedging

We have elected to carry our MSRs at fair value. Changes in fair value have two components: changes due to realization of the expected servicing cash flows and changes due to changes in the inputs used to estimate fair value. We endeavor to moderate the effects of changes in fair value attributable to changes in fair value inputs (market conditions) primarily by entering into derivative transactions.

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$(55,831)	$71,570
Recapture income from PFSI	1,208	353
Hedging results	(39,944)	(89,814)
	(94,567)	(17,891)
Realization of expected cash flows	(88,759)	(99,772)
	$(183,326)	$(117,663)
Average balance of mortgage servicing rights	$3,816,665	$3,955,320

Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter ended March 31, 2025 reflect the effects of expectations for faster future prepayments of the underlying loans due to decreases in interest rates during the quarter ended March 31, 2025 compared to increasing interest rates during the same period in 2024.

The increase in loan recapture income from PFSI reflects the increase in refinancing activity in our MSR portfolio during the quarter ended March 31, 2025, as compared to the same period in 2024. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results during the quarter ended March 31, 2025, were primarily attributable to the impact of decreasing interest rates and were partially offset by fair value gains in Agency MBS.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

Following is a summary of our loan servicing portfolio:

	March 31, 2025	December 31, 2024
	(in thousands)
UPB of loans outstanding	$224,568,111	$226,237,613
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,409,343	$2,645,952
90 or more days delinquent:
Not in foreclosure	$1,073,472	$1,084,587
In foreclosure	$122,489	$106,092
Bankruptcy	$300,027	$285,163

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

Following is a summary of characteristics of our MSR servicing portfolio as of March 31, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$110,253,704	427	3.8%	52	297	$258	757	75%	52%	1.0%
Freddie Mac	109,846,374	392	3.8%	42	304	$280	761	75%	56%	0.6%
Other (2)	4,468,033	16	5.1%	36	321	$283	762	72%	58%	0.7%
	$224,568,111	835	3.8%	47	301	$269	759	75%	54%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$21,729	$20,262
Management fees	7,012	7,188
Loan fulfillment fees	5,290	4,016
Professional services	6,982	1,758
Compensation	2,970	1,916
Loan collection and liquidation	1,969	1,369
Safekeeping	1,110	932
Loan origination	686	473
Other	3,016	3,910
	$50,764	$41,824

Expenses increased $8.9 million, or 21%, during the quarter ended March 31, 2025, as compared to the same period in 2024, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$223	$90
Loans at fair value	168	62
Mortgage servicing rights	21,338	20,110
	$21,729	$20,262
Average investment in loans:
Acquired for sale	$1,997,488	$704,809
At fair value	$2,626,335	$1,425,584
Average MSR portfolio unpaid principal balance	$225,515,018	$230,591,966

Mortgage servicing rights recapture fees	$1,208	$353
Unpaid principal balance of loans recaptured	$159,472	$62,073

Loan servicing fees increased by $1.5 million during the quarter ended March 31, 2025, as compared to the same period in 2024, due to an increase in supplemental fees relating to loan modifications and servicing of delinquent loans.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Base fee	$7,012	$7,188
Average shareholders' equity amounts used to calculate base management fee expense	$1,895,785	$1,927,401

Management fees decreased by $176,000 during the quarter ended March 31, 2025, as compared to the same period in 2024. This decrease reflects lower average shareholders’ equity during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees increased $1.3 million during the quarter ended March 31, 2025, as compared to the same period in 2024. The increase was due to an increase in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $5.2 million during the quarter ended March 31, 2025, as compared to the same period in 2024, due to increased legal and consulting fees as a result of our securitization activities during the quarter ended March 31, 2025.

Compensation

Compensation expense increased $1.1 million during the quarter ended March 31, 2025, as compared to the same period in 2024, primarily due to an increased allocation of compensation relating to support staff based on the updated terms of the management agreement as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. This increase was partially offset by a $1.0 million decrease in common overhead allocation from PFSI, which is included in Other expense.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $600,000 during the quarter ended March 31, 2025, as compared to the same period in 2024, due to increased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Common overhead allocation from PFSI	$982	$1,944
Bank service charges	697	492
Insurance	450	476
Technology	415	442
Other	472	556
	$3,016	$3,910

Common overhead allocation from PFSI declined by $1.0 million during the quarter ended March 31, 2025, as compared to the same period in 2024, due to changes to the allocation method included in the management agreement, described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

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

The Company’s effective tax rate was 253.7% and (47.0)% with consolidated pretax loss of $6.3 million and consolidated pretax income of $32.4 million for the quarters ended March 31, 2025 and March 31,2024, respectively. The Company’s TRS recognized a tax benefit of $17.2 million on a pretax loss of $75.3 million for the quarter ended March 31, 2025. The TRS loss was primarily due to decreases in MSR fair market values. For the same period in 2024, the TRS recognized a tax benefit of $15.0 million on a pretax loss of $60.9 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2025, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended March 31, 2025. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	Management Basis (1)
	March 31,	December 31,
	2025	2024
	(in thousands)
Assets
Cash and short-term investments	$452,099	$440,892
Mortgage-backed securities at fair value	4,035,862	4,063,706
Loans acquired for sale at fair value	2,002,207	2,116,318
Loans at fair value	3,228,991	2,193,575
Derivative assets	45,162	56,840
Deposits securing credit risk transfer arrangements	1,087,949	1,110,708
Mortgage servicing rights and servicing advances	3,854,767	3,972,431
	14,707,037	13,954,470
Other	169,189	454,236
Total assets	$14,876,226	$14,408,706
Liabilities
Debt:
Short-term	$6,207,115	$6,512,531
Long-term:
Recourse	3,456,490	3,535,650
Non-recourse	3,003,585	2,074,597
	6,460,075	5,610,247
	12,667,190	12,122,778
Other	306,318	347,428
Total liabilities	12,973,508	12,470,206
Shareholders’ equity	1,902,718	1,938,500
Total liabilities and shareholders’ equity	$14,876,226	$14,408,706

Total assets increased by approximately $467.5 million, or 3%, from December 31, 2024 to March 31, 2025, primarily due to an increase of $1.0 billion in Loans at fair value, offset by a decrease of $114.1 million in Loans acquired for sale at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below:

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$12,194,110	$10,080,120
Government insured or guaranteed (2)	11,449,035	8,328,018
Jumbo loans	348,740	2,589
	$23,991,885	$18,410,727

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

During the quarter ended March 31, 2025, we purchased for sale $24.0 billion in fair value of correspondent production loans as compared to $18.4 billion during the quarter ended March 31, 2024.

Other Investment Activities

Following is a summary of our (sales) acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$—	$(111,044)
Loans secured by non-owner occupied properties, net of associated asset-backed financing	65,535	—
	65,535	(111,044)

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	—	(830,296)
Principal-only stripped mortgage-backed securities	—	159,585
Loans secured by non-owner occupied properties, net of associated asset-backed financing	28,486	—
Mortgage servicing rights:
Purchases	—	29,441
Received in loan sales	47,009	31,249
	75,495	(610,021)
	$141,030	$(721,065)

Our acquisitions during the quarters ended March 31, 2025 and 2024 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2025				December 31, 2024
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$3,052,436	$3,062,429	8.2	5.4%	$3,079,492	$3,132,005	8.7	5.4%
Principal-only stripped securities	604,978	751,942	5.6	0.1%	596,300	776,455	6.7	0.1%
Subordinate credit-linked securities	195,101	174,813	3.4	12.2%	196,472	174,813	3.6	12.4%
Senior non-Agency securities	102,304	107,436	8.3	5.0%	105,182	111,479	9.2	5.1%
Interest-only stripped securities	81,043	377,481	7.5	4.8%	86,260	386,040	8.0	4.8%
	$4,035,862	$4,474,101			$4,063,706	$4,580,792

Our Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	March 31, 2025	December 31, 2024
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$28,474	$29,377
Derivative and credit risk transfer strip liabilities- CRT strips	(15,885)	(4,060)
Deposits securing CRT arrangements	1,087,949	1,110,708
Interest-only security payable at fair value	(35,954)	(34,222)
	$1,064,584	$1,101,803
UPB of loans subject to credit guarantee obligations	$20,849,101	$21,249,304

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2025:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,291	$9,703	$2,489	$2,101	$1,728	$537	$20,849
Liquidations:
Balances	$1.7	$10.5	$61.2	$167.9	$125.4	$62.5	$429.2
Losses	$—	$1.0	$6.1	$21.0	$13.4	$7.7	$49.2
Modifications (1):
Balances	$68.8	$556.2	$308.3	$—	$—	$—	$933.3
Losses	$2.1	$22.8	$17.5	$—	$—	$—	$42.4
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.5%	35.1%	35.7%	35.8%
Origination FICO credit score	765	754	736	745	751	743	753
Origination loan-to value ratio	80.7%	83.3%	83.5%	82.4%	80.6%	80.9%	82.4%
Current loan-to value ratio (2)	49.8%	49.6%	47.3%	42.2%	38.3%	35.7%	47.3%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$456	$969	$314	$225	$340	$104	$2,408
Florida	468	927	318	219	181	47	2,160
Texas	506	836	200	178	210	79	2,009
Virginia	233	431	90	97	121	52	1,024
Maryland	171	419	114	121	114	30	969
Other	2,457	6,121	1,453	1,261	762	225	12,279
	$4,291	$9,703	$2,489	$2,101	$1,728	$537	$20,849

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,457	$3,310	$888	$721	$540	$163	$7,079
Southwest	1,110	2,130	466	410	314	110	4,540
West	925	2,019	627	463	494	144	4,672
Northeast	402	1,225	295	306	224	82	2,534
Midwest	397	1,019	213	201	156	38	2,024
	$4,291	$9,703	$2,489	$2,101	$1,728	$537	$20,849

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,270	$9,600	$2,434	$2,090	$1,723	$535	$20,652
90 - 179 Days	11	58	28	9	4	2	112
180+ Days	8	32	21	2	1	—	64
Foreclosure	2	13	6	—	—	—	21
	$4,291	$9,703	$2,489	$2,101	$1,728	$537	$20,849
Bankruptcy	$5	$32	$15	$5	$4	$1	$62

Cash Flows

Our cash flows for the quarters ended March 31, 2025 and 2024 are summarized below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Operating activities	$(594,267)	$(342,371)
Investing activities	40,228	770,796
Financing activities	464,286	(582,932)
Net cash flows	$(89,753)	$(154,507)

Our cash flows resulted in a net decrease in cash of $89.8 million during the quarter ended March 31, 2025, as discussed below.

Operating activities

Cash used in operating activities totaled $594.3 million during the quarter ended March 31, 2025, as compared to cash used in our operating activities of $342.4 million during the quarter ended March 31, 2024. Cash flows from operating activities are influenced by cash flows from loans acquired for sale as shown below:

	Quarter ended March 31,
	2025	2024
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(945,106)	$(187,846)
Other	350,839	(154,525)
	$(594,267)	$(342,371)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory as well as cash flows relating to associated hedging activities from the beginning to end of the quarters presented. Our inventory of loans held for sale increased during the quarter ended March 31, 2025, as compared to the same period in 2024, offset by other operating cash flows during 2025, which include a decrease in margin deposits of $286.5 million along with a reduction in accounts payable and accrued liabilities of approximately $33.7 million.

Investing activities

Net cash provided by our investing activities was $40.2 million for the quarter ended March 31, 2025, as compared to net cash provided by our investing activities of $770.8 million for the quarter ended March 31, 2024, which included significant sales of MBS.

Financing activities

Net cash provided by our financing activities was $464.3 million for the quarter ended March 31, 2025, as compared to net cash used in our financing activities of $582.9 million for the quarter ended March 31, 2024. This change primarily reflects the increase in borrowings required to finance the increase in inventory of loans held for sale during the quarter ended March 31, 2025.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent sellers, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, pursue our share repurchase program and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code of 1986. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Our debt financing is summarized below:

	March 31, 2025
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing	Excluding VIE Financing	Assets sold under agreements to repurchase	Mortgage loan participation purchase and sale agreements	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$452,099	$—	$452,099	$—	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	3,738,457	—	3,738,457	3,590,368	—	—	3,590,368
Non-consolidated subordinate credit-linked securities	195,101	—	195,101	139,899	—	—	139,899
Senior non-Agency securities	102,304	—	102,304	95,099	—	—	95,099
Credit risk transfer securities relating to consolidated variable interest entities	—	1,064,584	1,064,584	129,227	—	649,921	779,148
Subordinate credit-linked and senior non-agency securities relating to consolidated VIEs	—	226,874	226,874	182,559	—	—	182,559
	4,035,862	1,291,458	5,327,320	4,137,152	—	649,921	4,787,073
Loans acquired for sale at fair value	2,002,207	—	2,002,207	1,811,155	4,576	—	1,815,731
Loans at fair value	3,228,991	(3,227,176)	1,815	—	—	—	—
Derivative assets	45,162	(28,474)	16,688	—	—	—	—
Deposits securing credit risk transfer arrangements	1,087,949	(1,087,949)	—	—	—	—	—
Mortgage servicing rights and servicing advances	3,854,767	32,314	3,887,081	254,232	—	2,033,447	2,287,679
	14,707,037	(3,019,827)	11,687,210	6,202,539	4,576	2,683,368	8,890,483
Other	169,189	—	169,189	—	—	—	—
Total assets and secured financing	$14,876,226	$(3,019,827)	$11,856,399	$6,202,539	$4,576	$2,683,368	8,890,483

Unsecured debt							773,122
Debt excluding non-recourse							9,663,605
Debt in consolidated variable interest entities							3,003,585
Total debt							$12,667,190
Equity							$1,902,718
Debt-to equity ratio:
Excluding non-recourse debt (2)							5.1:1
Total (3)							6.7:1

(1)
This balance sheet has been adjusted from GAAP to deconsolidate the loan and CRT VIEs to provide investors with a more creditor-aligned view of how our debt relates to the assets we finance with debt in the securitized form the assets are financed. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as reported under GAAP.
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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2025	2024
	(in thousands)
Average balance outstanding	$6,180,911	$5,144,834
Maximum daily balance outstanding	$7,068,600	$6,494,643
Ending balance	$6,210,008	$5,122,203

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $11.9 billion at March 31, 2025.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between March 31, 2025 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2025:

Counterparty	Amount at risk
(in thousands)
Goldman Sachs & Co. LLC	$205,137
Atlas Securitized Products, L.P.	111,459
Citibank, N.A.	102,561
Bank of America, N.A.	91,492
JPMorgan Chase & Co.	57,789
Barclays Capital Inc.	50,105
Wells Fargo Securities, LLC	20,331
Santander US Capital	18,376
Morgan Stanley & Co. LLC	17,293
RBC Capital Markets, L.P.	16,948
Bank of Montreal	7,338
BNP Paribas	5,206
Mizuho Financial Group	5,112
Nomura Holdings America, Inc.	4,337
Daiwa Capital Markets America Inc.	4,190
$717,674

Senior Notes

In February 2025, the Company issued $172.5 million principal amount of unsecured 9.00% senior notes due
February 15, 2030 (the "2030 Senior Notes”) and in September 2023, the Company issued $53.5 million principal amount of unsecured
8.50% senior notes due September 30, 2028 (the "2028 Senior Notes”). The 2030 Senior Notes and the 2028 Senior Notes are referred to collectively as the “Senior Notes”.

On or after February 15, 2027, we may redeem for cash all or any portion of the 2030 Senior Notes and on or after September 30, 2025, we may redeem for cash all or any portion of the 2028 Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. No “sinking fund” will be provided for the Senior Notes.

The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal of and interest on the Senior Notes, whether at stated maturity, upon acceleration, call for redemption or otherwise (the “PMC Guarantee”). PMC’s operations and investing activities are centered in residential mortgage-related assets, including the creation of and investment in MSRs.

Under the terms of the PMC Guarantee, holders of the Senior Notes will not be required to exercise their remedies against us before they proceed directly against PMC. PMC’s obligations under the guarantee are limited to the maximum amount that will not, after giving effect to all other contingent and fixed liabilities of PMC, result in the guarantee constituting a fraudulent transfer or conveyance. The PMC Guarantee will:

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

March 31, 2025
(in thousands)
Loans acquired for sale at fair value	$2,002,207
Mortgage servicing rights at fair value	3,802,348
Other assets
From nonaffiliates	555,094
From PFSI	15,123
From non-issuer or non-guarantor subsidiaries (1)	409,932
Total assets	$6,784,704

Total liabilities
Payable to nonaffiliates	$1,782,281
Payable to non-issuer or non-guarantor subsidiaries	4,717,676
Payable to PFSI	20,287
$6,520,244

Quarter ended March 31, 2025
(in thousands)
Net investment income
From nonaffiliates	$8,176
From PFSI	3,223
From non-issuer or non-guarantor subsidiaries (1)	(55,528)
Expenses
From nonaffiliates	11,341
From PFSI	32,101
Pre-tax loss	(87,571)
Benefit from income taxes	(21,411)
Net loss	$(66,160)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of March 31, 2025.

We and our Manager continue to explore a variety of additional means of financing our business, including debt financing through bank warehouse lines of credit, repurchase agreements, term financing, securitization transactions and unsecured debt and equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2025, we have not entered into any off-balance sheet arrangements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2025, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$151,913	$128,373	$93,935	$(111,893)	$(171,231)	$(492,504)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2025, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$198,314	$96,718	$47,770	$(46,630)	$(92,156)	$(180,040)
Prepayment speed	$235,450	$113,656	$55,865	$(54,038)	$(106,340)	$(206,073)
Annual per-loan cost of servicing	$65,905	$32,952	$16,476	$(16,476)	$(32,952)	$(65,905)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$37,581	$18,522	$9,195	$(9,064)	$(18,001)	$(35,501)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(9,553)	$(5,739)	$(2,604)	$2,161	$3,957	$5,446

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. See Note 17 — Commitments and Contingencies, to the consolidated financial statements included in this Report for a discussion of legal actions, claims and proceedings that are incorporated by reference into this Item 1.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
January 1, 2025 – January 31, 2025	—	$—	—	$73,353
February 1, 2025 –February 28, 2025	—	$—	—	$73,353
March 1, 2025 – March 31, 2025	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

4.1

Second Supplemental Indenture, dated as of February 11, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.

		8-A	February 11, 2025

4.2	Form of 9.00% Senior Notes due 2030 (included in Exhibit 4.1 hereto)	8-A	February 11, 2025

10.1†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2025).	*

10.2†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2025).	*

10.3†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2025).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (ii) the Consolidated Statements of Operations for the quarter ended March 31, 2025 and March 31, 2024, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter ended March 31, 2025 and March 31, 2024, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2025 and March 31, 2024 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: April 30, 2025	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2025	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)