Form 10-Q
period 2025-06-30
PennyMac Mortgage Investment Trust
filed 2025-07-30
CIK 1464423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB PMT/PRC	New York Stock Exchange New York Stock Exchange
8.50% Senior Note Due September 2028	PMTU	New York Stock Exchange
9.00% Senior Notes Due February 2030	PMTV	New York Stock Exchange
9.00% Senior Notes Due June 2030	PMTW	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2025
Common Shares of Beneficial Interest, $0.01 par value	87,016,604

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2025

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
•
the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024
	(in thousands, except share information)
ASSETS
Cash	$362,900	$337,694
Short-term investments at fair value	108,586	103,198
Mortgage-backed securities at fair value pledged to creditors	3,967,045	4,063,706
Loans acquired for sale at fair value ($2,584,143 and $2,087,615 pledged to creditors, respectively)	2,616,251	2,116,318
Loans held for investment at fair value ($4,564,678 and $2,191,869 pledged to creditors, respectively)	4,566,532	2,193,575
Derivative assets ($31,147 and $29,377 pledged to creditors, respectively)	51,926	56,840
Derivative assets with PennyMac Financial Services, Inc.	1,038	—
Deposits securing credit risk transfer arrangements pledged to creditors	1,064,719	1,110,708
Mortgage servicing rights at fair value ($3,677,782 and $3,807,065 pledged to creditors, respectively)	3,739,106	3,867,394
Servicing advances ($56,804 and $89,396 pledged to creditors, respectively)	70,480	105,037
Due from PennyMac Financial Services, Inc.	14,894	16,015
Other ($527 pledged to creditors as of December 31, 2024)	237,642	438,221
Total assets	$16,801,119	$14,408,706
LIABILITIES
Assets sold under agreements to repurchase	$6,826,855	$6,500,938
Mortgage loan participation purchase and sale agreements	8,413	11,593
Notes payable secured by credit risk transfer and mortgage servicing assets	2,666,133	2,929,790
Unsecured senior notes	875,225	605,860
Interest-only security payable at fair value	36,553	34,222
Asset-backed financings of variable interest entities at fair value	4,176,128	2,040,375
Derivative and credit risk transfer strip liabilities at fair value	13,474	7,351
Accounts payable and accrued liabilities	141,699	139,124
Due to PennyMac Financial Services, Inc.	30,604	30,206
Income taxes payable	155,326	163,861
Liability for losses under representations and warranties	5,064	6,886
Total liabilities	14,935,474	12,470,206

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,016,604 and 86,860,960 shares, respectively	870	869
Additional paid-in capital	1,925,740	1,925,067
Accumulated deficit	(602,447)	(528,918)
Total shareholders’ equity	1,865,645	1,938,500
Total liabilities and shareholders’ equity	$16,801,119	$14,408,706

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	June 30,	December 31,
	2025	2024
	(in thousands)
ASSETS
Loans held for investment at fair value	$4,564,678	$2,191,709
Derivative assets	31,147	29,377
Deposits securing credit risk transfer arrangements	1,064,719	1,110,708
Other—interest receivable	17,568	6,382
	$5,678,112	$3,338,176
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$4,176,128	$2,040,375
Derivative and credit risk transfer strip liabilities at fair value	10,479	4,060
Interest-only security payable at fair value	36,553	34,222
Accounts payable and accrued liabilities—interest payable	17,568	6,382
	$4,240,728	$2,085,039

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands, except (loss) earnings per common share)
Net investment income
Net gains (losses) on investments and financings	$33,680	$(19,743)	$95,993	$20,010
Net gains on loans acquired for sale:
From nonaffiliates	15,148	10,110	25,477	23,023
From PennyMac Financial Services, Inc.	2,658	2,050	4,673	3,655
	17,806	12,160	30,150	26,678
Loan origination fees	3,385	2,451	6,537	4,459
Net loan servicing fees:
From nonaffiliates
Contractually specified	153,111	162,127	305,310	322,484
Other	5,127	2,815	9,044	5,826
	158,238	164,942	314,354	328,310
Change in fair value of mortgage servicing rights	(75,128)	(50,556)	(219,718)	(78,758)
Mortgage servicing rights hedging results	(60,637)	(18,365)	(100,581)	(108,179)
	22,473	96,021	(5,945)	141,373
From PennyMac Financial Services, Inc.	1,474	473	2,682	826
	23,947	96,494	(3,263)	142,199
Net interest expense:
Interest income	196,481	151,835	372,572	295,394
Interest expense	205,149	171,841	387,286	343,368
	(8,668)	(20,006)	(14,714)	(47,974)
Results of real estate acquired in settlement of loans	—	(224)	(142)	(90)
Other	51	66	105	121
Net investment income	70,201	71,198	114,666	145,403
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	21,645	20,264	43,374	40,526
Management fees	6,869	7,133	13,881	14,321
Loan fulfillment fees	5,814	4,427	11,104	8,443
Professional services	8,362	2,366	15,344	4,124
Compensation	2,836	1,369	5,806	3,285
Loan collection and liquidation	2,385	671	4,354	2,040
Safekeeping	1,228	961	2,338	1,893
Loan origination	666	533	1,352	1,006
Other	3,390	4,865	6,406	8,775
Total expenses	53,195	42,589	103,959	84,413
Income before provision for (benefit from) income taxes	17,006	28,609	10,707	60,990
Provision for (benefit from) income taxes	9,472	3,175	(6,507)	(12,052)
Net income	7,534	25,434	17,214	73,042
Dividends on preferred shares of beneficial interest	10,455	10,454	20,910	20,909
Net (loss) income attributable to common shareholders	$(2,921)	$14,980	$(3,696)	$52,133
(Loss) earnings per common share
Basic	$(0.04)	$0.17	$(0.05)	$0.60
Diluted	$(0.04)	$0.17	$(0.05)	$0.60
Weighted average common shares outstanding
Basic	87,012	86,849	86,960	86,769
Diluted	87,012	86,849	86,960	86,769

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2025
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2025	22,400	$541,482	87,011	$870	$1,924,902	$(564,536)	$1,902,718
Net income	—	—	—	—	—	7,534	7,534
Share-based compensation	—	—	6	—	838	—	838
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,990)	(34,990)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645

	Quarter ended June 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2024	22,400	$541,482	86,845	$868	$1,922,954	$(506,391)	$1,958,913
Net income	—	—	—	—	—	25,434	25,434
Share-based compensation	—	—	16	1	826	—	827
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,850)	(34,850)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869

The accompanying notes are an integral part of these consolidated financial statements.

	Six months ended June 30, 2025
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	17,214	17,214
Share-based compensation	—	—	156	1	673	—	674
Dividends:
Preferred shares	—	—	—	—	—	(20,910)	(20,910)
Common shares ($0.80 per share)	—	—	—	—	—	(69,833)	(69,833)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645

	Six months ended June 30, 2024
	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	73,042	73,042
Share-based compensation	—	—	237	3	343	—	346
Dividends:
Preferred shares	—	—	—	—	—	(20,910)	(20,910)
Common shares ($0.80 per share)	—	—	—	—	—	(69,699)	(69,699)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$17,214	$73,042
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and financings	(95,993)	(20,010)
Net gains on loans acquired for sale	(30,150)	(26,678)
Change in fair value of mortgage servicing rights	219,718	78,758
Mortgage servicing rights hedging results	100,581	108,179
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans held for investment, and asset-backed financings	(15,350)	(7,049)
Amortization of debt issuance costs	8,212	9,106
Results of real estate acquired in settlement of loans	142	90
Share-based compensation expense	1,801	2,192
Purchase of loans acquired for sale from nonaffiliates	(53,673,734)	(41,331,303)
Purchase of loans acquired for sale from PennyMac Financial Services, Inc.	(1,689,692)	—
Sale to nonaffiliates and repayment of loans acquired for sale	4,983,696	4,168,594
Sale of loans acquired for sale to PennyMac Financial Services, Inc.	47,382,225	37,161,319
Repurchase of loans subject to representations and warranties	(13,097)	(17,706)
Decrease in servicing advances	34,464	107,074
Decrease in due from PennyMac Financial Services, Inc.	1,121	55
Decrease (increase) in other assets	164,693	(153,564)
Increase (decrease) in accounts payable and accrued liabilities	2,423	(231,719)
Increase in due to PennyMac Financial Services, Inc.	398	151
Decrease in income taxes payable	(8,535)	(19,102)
Net cash used in operating activities	(2,609,863)	(98,571)
Cash flows from investing activities
Net increase in short-term investments	(5,388)	(207,958)
Purchase of mortgage-backed securities	(37,082)	(399,460)
Sale and repayment of mortgage-backed securities	230,814	1,103,969
Repayment of loans held for investment at fair value	145,907	49,223
Net settlement of derivative financial instruments	2,581	(6,005)
Distribution from credit risk transfer arrangements	71,269	76,583
Purchase of mortgage servicing rights	—	(26,484)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(391)	(216)
Sale of real estate acquired in settlement of loans	686	647
(Increase) decrease in margin deposits	(95,252)	173,182
Net cash provided by investing activities	313,144	763,481

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Six months ended June 30,
	2025	2024
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	71,996,262	54,582,250
Repurchase of assets sold under agreements to repurchase	(71,672,592)	(55,506,481)
Issuance of mortgage loan participation purchase and sale agreements	608,627	692,186
Repayment of mortgage loan participation purchase and sale agreements	(611,745)	(678,604)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	50,000	908,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(316,594)	(882,425)
Issuance of unsecured senior notes	277,500	216,500
Issuance of asset-backed financings of variable interest entities	2,236,766	8,137
Repayment of asset-backed financings of variable interest entities	(143,356)	(47,806)
Payment of debt issuance costs	(11,225)	(14,663)
Payment of dividends to preferred shareholders	(20,910)	(20,910)
Payment of dividends to common shareholders	(69,681)	(69,599)
Payment of vested share-based compensation tax withholdings	(1,127)	(1,846)
Net cash provided by (used in) financing activities	2,321,925	(815,261)
Net increase (decrease) in cash	25,206	(150,351)
Cash at beginning of period	337,694	281,085
Cash at end of period	$362,900	$130,734
Supplemental cash flow information
Payments, net:
Income taxes	$2,028	$7,051
Interest	$398,397	$383,862
Non cash investing activities:
Recognition of loans held for investment resulting from initial consolidation of variable interest entities	$2,480,700	$—
Receipt of mortgage servicing rights as proceeds from sales of loans	$91,039	$71,868
Unsettled purchase of mortgage servicing rights	$—	$2,944
Non-cash financing activities:
Dividends declared, not paid	$34,990	$34,850

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three reportable segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. All other activities are included in corporate:

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored enterprises ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or to PLS primarily for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The Company may also securitize loans directly and retain senior and subordinate MBS created in the securitizations.

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

These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations that may be expected for the full year. Intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Pronouncement

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

The Company is exposed to fair value risk and credit risk and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS as well as credit losses arising from its investments in CRT arrangements.

Fair Value Risk

The Company carries its non-cash financial assets and MSRs at fair value with changes in fair value included in its results of operations:

•
The fair value of MSRs is sensitive to changes in prepayment speed expectation and experience, the returns demanded by market participants and estimates of cost to service the underlying loans;
•
The fair values of Agency and senior non-Agency MBS are sensitive to changes in market interest rates; and
•
The fair values of CRT arrangements and subordinate MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and the returns required by market participants to hold such investments.

Credit Risk

Note 6 – Variable Interest Entities details the Company’s investments in CRT arrangements whereby the Company sold pools of loans into Fannie Mae guaranteed loan securitizations which became reference pools underlying the CRT arrangements. Fannie Mae transferred interest-only (“IO”) ownership interests and recourse obligations based upon the securitized reference pools of loans subject to the CRT arrangements into trust entities, and the Company acquired the IO ownership interests and assumed the recourse obligations in the CRT arrangements through the acquisition of beneficial interests in the trust entities.

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

Operating Activities

Servicing Agreement

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs, loans held for sale, loans held in VIEs (prime servicing), and its portfolio of residential loans purchased with credit deterioration (special servicing or distressed loans).

Under the Servicing Agreement, as amended, servicing fees for all subserviced MSRs and loans are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO") as shown below:

•
The per-loan base servicing fees for loans subserviced by PLS on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
•
To the extent that these prime loans became delinquent, PLS is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO.
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

Special Servicing

•
The per-loan base servicing fee rates for distressed loans ranged from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO was $75 per month. PLS also received a supplemental servicing fee of $25 per month for each special servicing loan.
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

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$285	$94	$508	$184
Loans held for investment	226	63	394	125
Mortgage servicing rights	21,134	20,107	42,472	40,217
	$21,645	$20,264	$43,374	$40,526
Average investment in loans:
Acquired for sale	$2,204,825	$854,406	$2,101,729	$779,997
Held for investment	$3,766,027	$1,380,857	$3,199,308	$1,403,094
Average MSR portfolio unpaid principal balance	$222,991,951	$229,124,554	$224,208,538	$229,767,433

Mortgage servicing rights recapture fees	$1,474	$473	$2,682	$826
Unpaid principal balance of loans recaptured	$183,050	$74,208	$342,522	$136,281

Correspondent Production Activities

Mortgage Banking Servicing Agreement

The Company is provided fulfillment and other services for the operation of its correspondent production business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans to reduce the risk of loss arising from changes in fair value resulting from movements in interest rates; correspondent seller performance and credit monitoring procedures; and the sale of loans through secondary mortgage markets on behalf of the Company.

Effective January 1, 2025, fulfillment fees in any quarter shall not exceed the following:

•
the number of non-Ginnie Mae loan commitments issued during the quarter after applying a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of (i) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, to (ii) the total number of non-Ginnie Mae loan commitments issued during the quarter (as determined after applying the applicable pull-through factor to each such non-Ginnie Mae loan commitment), plus
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of (i) the number of loans purchased by the Company during the quarter and thereafter retained by PMT prior to sale or securitization to (ii) the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired by PLS from the Company on a discretionary basis, or any mortgage loan acquired by the Company from PLS on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

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

The Company does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and/or to act as a servicer for loans in Ginnie Mae MBS. Accordingly, under the mortgage banking services agreement, PLS purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at its cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans are held by the Company before purchase by PLS. PLS may also acquire conventional loans from the Company on the same terms upon mutual agreement between the Company and PLS.

While PLS purchases these mortgage loans “as is” and without recourse of any kind from the Company, where PLS has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of the Company.

As part of the amendment of the mortgage banking services agreement, PLS will assume the role of initial correspondent loan purchaser instead of the Company effective July 1, 2025. Under this agreement, the Company retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described above. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. Accordingly, the sourcing fee arrangement will no longer have any effect for correspondent loans locked on July 1, 2025 and after.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Loan fulfillment fees earned by PLS	$5,814	$4,427	$11,104	$8,443
Unpaid principal balance of loans fulfilled by PLS	$3,085,840	$2,229,397	$5,867,562	$4,001,078

Sourcing fees received from PLS included in Net gains on loans acquired for sale	$2,658	$2,050	$4,673	$3,655
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured	$12,966,563	$10,500,415	$24,158,443	$18,357,340
Conventional conforming	13,520,693	10,006,706	22,481,489	18,196,636
	$26,487,256	$20,507,121	$46,639,932	$36,553,976

Purchases of loans acquired for sale from PLS	$1,034,884	$—	$1,689,692	$—

Tax service fees paid to PLS	$502	$431	$979	$790

	June 30, 2025	December 31, 2024
	(in thousands)
Loans included in Loans acquired for sale at fair value pending sale to PLS	$1,584,212	$602,108

Management Agreement

PMT has a management agreement with PCM, pursuant to which the Company pays PCM management fees as follows:

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

The performance incentive fee is equal to the sum of:

•
10% of the amount by which “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” plus the “high watermark”, up to (ii) a 12% return on “common shareholders’ equity” during the period; plus
•
15% of the amount by which “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” plus the “high watermark”, up to (ii) a 16% return on “common shareholders’ equity” during the period; plus
•
20% of the amount by which “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the period plus the “high watermark.”

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Base management fee	$6,869	$7,133	$13,881	$14,321
Performance incentive fee	—	—	—	—
	$6,869	$7,133	$13,881	$14,321
Average shareholders' equity amounts used to calculate base management fee expense	$1,836,690	$1,912,522	$1,866,238	$1,919,962

The management agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Through 2024, under the Management Agreement, both base management and performance incentive fees were paid quarterly and the high watermark was assessed and calculated on a cumulative basis since inception.

Expense Reimbursement

Under the Management Agreement, the Company reimburses PCM for its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax, accounting, internal audit and investor relations services for the direct benefit of the Company. The Company is also required to pay its pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses (common overhead) of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are based on the resources PCM and its affiliates dedicate to investment management activities for the Company, as determined by PCM in its sole discretion.

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$4,963	$2,779	$9,564	$9,193
Compensation	1,628	165	3,257	330
Common overhead	982	2,000	1,963	3,944
	$7,573	$4,944	$14,784	$13,467
Payments and settlements during the period (1)	$32,628	$29,263	$60,676	$59,348

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both June 30, 2025 and December 31, 2024.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2025	December 31, 2024
	(in thousands)
Due from PFSI-Miscellaneous receivables	$14,894	$16,015

Due to PFSI:
Correspondent production fees	$10,528	$11,122
Loan servicing fees	7,213	6,822
Management fees	6,869	7,149
Allocated expenses and expenses and costs	5,994	3,508
Fulfillment fees	—	1,605
	$30,604	$30,206

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2025	December 31, 2024
	(in thousands)
Servicing advances	$70,480	$105,037
Other assets-Real estate acquired in settlement of loans	800	1,265
	$71,280	$106,302

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cash flows:
Proceeds from sales	$2,369,738	$2,240,258	$4,983,696	$4,168,594
Loan servicing fees received	$153,111	$162,127	$305,310	$322,484

The following table summarizes for the dates presented collection status information for loan transfers that are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2025	December 31, 2024
	(in thousands)
Unpaid principal balance of loans outstanding	$218,298,658	$222,761,227
Collection status (Unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,644,806	$2,618,767
90 or more days delinquent:
Not in foreclosure	$996,274	$1,078,362
In foreclosure	$129,773	$105,810
Bankruptcy	$318,897	$281,821

Custodial funds managed by the Company (1)	$3,028,831	$2,385,602

(1)
Custodial funds represent borrower and investor custodial cash accounts relating to loans serviced under mortgage servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, and these fees are included in Interest income in the Company’s consolidated statements of operations.

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For CRT securities where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives, strips and the IO ownership interest sold to a nonaffiliate included in the CRT arrangements are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,632	$3,564	$5,435	$6,973
Valuation changes	2,743	1,475	1,920	8,256
	5,375	5,039	7,355	15,229
Credit risk transfer strips
Realized	9,950	11,693	19,727	23,378
Valuation changes	5,524	378	(6,301)	29,718
	15,474	12,071	13,426	53,096
Interest-only security payable at fair value — valuation changes	(599)	(481)	(2,331)	(41)
	20,250	16,629	18,450	68,284
Interest income — Deposits securing credit risk transfer arrangements	11,401	15,383	23,076	31,079
	$31,651	$32,012	$41,526	$99,363

Net payments made to settle losses on credit risk transfer arrangements	$1,225	$128	$2,468	$313

	June 30, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$31,147	$29,377
Derivative and credit risk transfer liabilities — credit risk transfer strip liabilities	(10,479)	(4,060)
Deposits securing credit risk transfer arrangements	1,064,719	1,110,708
Interest-only security payable at fair value	(36,553)	(34,222)
	$1,048,834	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$31,147	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,064,719	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$20,356,165	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$19,791,362	$20,628,148
30-89 days delinquent	$386,978	$414,605
90-179 days delinquent	$106,898	$131,191
180 or more days delinquent	$46,254	$51,343
Foreclosure	$24,673	$24,017
Bankruptcy	$65,532	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $10.5 million and $4.1 million in CRT strip liabilities at June 30, 2025 and December 31, 2024, respectively.

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

The Company recognizes the interest earned on the loans owned by the VIEs as Interest income and the interest attributable to the asset-backed securities issued to nonaffiliates by the VIEs as Interest expense on its consolidated statements of operations.

Following is a summary of the Company’s investment in MBS backed by assets held in consolidated VIEs:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
Loans held for investment at fair value	$13,600	$(2,739)	$42,312	$(3,979)
Asset-backed financings at fair value	(14,793)	1,295	(44,216)	8,771
Interest income	50,687	13,449	84,360	25,557
Interest expense	46,449	11,402	75,164	24,080
	$3,045	$603	$7,292	$6,269

	June 30, 2025	December 31, 2024
	(in thousands)
Loans held for investment at fair value	$4,564,678	$2,191,709
Asset-backed financings at fair value	$4,176,128	$2,040,375
Retained mortgage-backed securities at fair value pledged to secure Assets sold under agreements to repurchase	$340,285	$130,839

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$108,586	$—	$—	$108,586
Mortgage-backed securities	—	3,887,993	79,052	3,967,045
Loans acquired for sale	—	2,609,086	7,165	2,616,251
Loans held for investment	—	4,564,678	1,854	4,566,532
Derivative assets:
Call options on interest rate futures purchase contracts	8,638	—	—	8,638
Put options on interest rate futures purchase contracts	59	—	—	59
Forward purchase contracts	—	21,510	—	21,510
Forward sale contracts	—	227	—	227
Credit risk transfer derivatives	—	—	31,147	31,147
Interest rate lock commitments	—	—	6,666	6,666
Total derivative assets before netting	8,697	21,737	37,813	68,247
Netting	—	—	—	(16,321)
Total derivative assets after netting	8,697	21,737	37,813	51,926
Derivative assets with PennyMac Financial Services, Inc	—	1,038	—	1,038
Mortgage servicing rights	—	—	3,739,106	3,739,106
	$117,283	$11,084,532	$3,864,990	$15,050,484
Liabilities:
Interest-only security payable	$—	$—	$36,553	$36,553
Asset-backed financings of the variable interest entities	—	4,176,128	—	4,176,128
Derivative and credit risk transfer strip liabilities:
Forward purchase contracts	—	16	—	16
Forward sales contracts	—	75,443	—	75,443
Interest rate lock commitments	—	—	181	181
Total derivative liabilities before netting	—	75,459	181	75,640
Netting	—	—	—	(72,645)
Total derivative liabilities after netting	—	75,459	181	2,995
Credit risk transfer strips	—	—	10,479	10,479
Total derivative and credit risk transfer strip liabilities	—	75,459	10,660	13,474
	$—	$4,251,587	$47,213	$4,226,155

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$103,198	$—	$—	$103,198
Mortgage-backed securities	—	3,977,446	86,260	4,063,706
Loans acquired for sale	—	2,108,347	7,971	2,116,318
Loans held for investment	—	2,191,709	1,866	2,193,575
Derivative assets:
Call options on interest rate futures purchase contracts	156	—	—	156
Put options on interest rate futures purchase contracts	6,372	—	—	6,372
Forward purchase contracts	—	614	—	614
Forward sale contracts	—	54,056	—	54,056
MBS put options	—	2,114	—	2,114
CRT derivatives	—	—	29,377	29,377
Interest rate lock commitments	—	—	3,562	3,562
Total derivative assets before netting	6,528	56,784	32,939	96,251
Netting	—	—	—	(39,411)
Total derivative assets after netting	6,528	56,784	32,939	56,840
Mortgage servicing rights	—	—	3,867,394	3,867,394
	$109,726	$8,334,286	$3,996,430	$12,401,031
Liabilities:
Interest-only security payable	$—	$—	$34,222	$34,222
Asset-backed financings of the variable interest entities	—	2,040,375	—	2,040,375
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	6,336	—	6,336
Forward sales contracts	—	1,753	—	1,753
Interest rate lock commitments	—	—	3,118	3,118
Total derivative liabilities before netting	—	8,089	3,118	11,207
Netting	—	—	—	(7,916)
Total derivative liabilities after netting	—	8,089	3,118	3,291
Credit risk transfer strips	—	—	4,060	4,060
Total derivative and credit risk transfer strip liabilities	—	8,089	7,178	7,351
	$—	$2,048,464	$41,400	$2,081,948

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2025	$81,043	$5,451	$1,815	$28,474	$4,619	$(15,885)	$3,770,034	$3,875,551
Purchases and issuances	—	3,103	—	—	3,553	—	—	6,656
Repayments and sales	(4,524)	(1,540)	(20)	(2,702)	—	(10,068)	—	(18,854)
Accrual of unearned discounts	2,165	—	—	—	—	—	—	2,165
Amounts received pursuant to sales of loans	—	—	—	—	—	—	44,030	44,030
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	368	151	59	5,375	4,529	15,474	(75,128)	(49,172)
	368	151	59	5,375	4,529	15,474	(75,128)	(49,172)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(6,216)	—	—	(6,216)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	170	170
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2025	$368	$(96)	$58	$2,743	$6,485	$5,524	$(75,128)	$(60,046)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2025
(in thousands)
Interest-only security payable:
Balance, March 31, 2025	$35,954
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	599
599
Balance, June 30, 2025	$36,553
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2025	$599

	Quarter ended June 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2024	$94,667	$5,096	$2,034	$22,899	$4,845	$(17,352)	$3,951,737	$4,063,926
Purchases and issuances (purchase adjustment)	—	4,013	—	—	4,760	—	(13)	8,760
Repayments and sales	(4,984)	(1,018)	(32)	(3,633)	—	(11,693)	—	(21,360)
Accrual of unearned discount	2,390	—	—	—	—	—	—	2,390
Amounts received pursuant to sales of loans	—	—	—	—	—	—	40,619	40,619
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(4,232)	(97)	(4)	5,039	(4,147)	12,071	(50,556)	(41,926)
	(4,232)	(97)	(4)	5,039	(4,147)	12,071	(50,556)	(41,926)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(3,906)	—	—	(3,906)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	74	74
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2024	$(4,232)	$(112)	$(11)	$5,039	$1,552	$378	$(50,556)	$(47,942)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2024
(in thousands)
Interest-only security payable:
Balance, March 31, 2024	$32,227
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	481
481
Balance, June 30, 2024	$32,708
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2024	$481

	Six months ended June 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	3,131	—	—	8,152	—	—	11,283
Repayments and sales	(9,160)	(4,218)	(40)	(5,585)	—	(19,845)	—	(38,848)
Accrual of unearned discounts	4,450	—	—	—	—	—	—	4,450
Amounts received pursuant to sales of loans	—	—	—	—	—	—	91,039	91,039
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(2,498)	281	28	7,355	11,920	13,426	(219,718)	(189,206)
	(2,498)	281	28	7,355	11,920	13,426	(219,718)	(189,206)
Transfers of:
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(14,031)	—	—	(14,031)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	391	391
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Changes in fair value recognized during the period relating to assets still held at June 30, 2025	$(2,498)	$(56)	$27	$1,920	$6,485	$(6,301)	$(219,718)	$(220,141)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—
Other factors	2,331
2,331
Balance, June 30, 2025	$36,553
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2025	$2,331

	Six months ended June 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	5,497	—	—	7,871	—	29,428	42,796
Repayments and sales	(10,054)	(3,676)	(91)	(7,084)	—	(23,378)	—	(44,283)
Accrual of unearned discount	4,606	—	—	—	—	—	—	4,606
Amounts received pursuant to sales of loans	—	—	—	—	—	—	71,868	71,868
Changes in fair value included in results of operations arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(942)	(145)	(42)	15,229	(5,002)	53,096	(78,758)	(16,564)
	(942)	(145)	(42)	15,229	(5,002)	53,096	(78,758)	(16,564)
Transfers of:								—
Interest rate lock commitments to loans acquired for sale (2)	—	—	—	—	(8,849)	—	—	(8,849)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	216	216
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Changes in fair value recognized during the period relating to assets still held at June 30, 2024	$(942)	$(199)	$(52)	$8,256	$1,552	$29,718	$(78,758)	$(40,425)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans acquired for sale upon purchase of the respective loans.

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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option (including loans acquired for sale, loans held in consolidated VIEs, and distressed loans):

	June 30, 2025			December 31, 2024
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans acquired for sale:
Current through 89 days delinquent	$2,614,499	$2,550,108	$64,391	$2,114,556	$2,092,030	$22,526
90 or more days delinquent:
Not in foreclosure	910	941	(31)	1,687	2,114	(427)
In foreclosure	842	1,002	(160)	75	96	(21)
	1,752	1,943	(191)	1,762	2,210	(448)
	$2,616,251	$2,552,051	$64,200	$2,116,318	$2,094,240	$22,078
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$4,563,339	$4,646,273	$(82,934)	$2,190,432	$2,413,214	$(222,782)
90 or more days delinquent:
Not in foreclosure	1,339	1,635	(296)	1,277	1,658	(381)
In foreclosure	—	—	—	—	—	—
	1,339	1,635	(296)	1,277	1,658	(381)
	4,564,678	4,647,908	(83,230)	2,191,709	2,414,872	(223,163)
Distressed:
Current through 89 days delinquent	423	567	(144)	445	595	(150)
90 or more days delinquent:
Not in foreclosure	1,242	3,245	(2,003)	1,421	3,796	(2,375)
In foreclosure	189	539	(350)	—	—	—
	1,431	3,784	(2,353)	1,421	3,796	(2,375)
	1,854	4,351	(2,497)	1,866	4,391	(2,525)
	$4,566,532	$4,652,259	$(85,727)	$2,193,575	$2,419,263	$(225,688)

Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2025
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$14,564	$—	$—	$7,582	$22,146
Loans acquired for sale	—	34,080	—	—	34,080
Loans held for investment	13,659	—	—	(3,488)	10,171
Credit risk transfer strips	15,474	—	—	—	15,474
Mortgage servicing rights	—	—	(75,128)	—	(75,128)
	$43,697	$34,080	$(75,128)	$4,094	$6,743
Liabilities:
Interest-only security payable	$(599)	$—	$—	$—	$(599)
Asset-backed financings of VIEs	(14,793)	—	—	505	(14,288)
	$(15,392)	$—	$—	$505	$(14,887)

	Quarter ended June 30, 2024
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$(34,925)	$—	$—	$6,586	$(28,339)
Loans acquired for sale	—	1,969	—	—	1,969
Loans held for investment	(2,742)	—	—	(605)	(3,347)
Credit risk transfer strips	12,071	—	—	—	12,071
Mortgage servicing rights	—	—	(50,556)	—	(50,556)
	$(25,596)	$1,969	$(50,556)	$5,981	$(68,202)
Liabilities:
Interest-only security payable	$(481)	$—	$—	$—	$(481)
Asset-backed financings of VIEs	1,295	—	—	(604)	691
	$814	$—	$—	$(604)	$210

	Six months ended June 30, 2025
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$79,419	$—	$—	$17,652	$97,071
Loans acquired for sale	—	80,591	—	—	80,591
Loans held for investment	42,340	—	—	(4,175)	38,165
Credit risk transfer strips	13,426	—	—	—	13,426
Mortgage servicing rights	—	—	(219,718)	—	(219,718)
	$135,185	$80,591	$(219,718)	$13,477	$9,535
Liabilities:
Interest-only security payable	$(2,331)	$—	$—	$—	$(2,331)
Asset-backed financings of VIEs	(44,216)	—	—	1,873	(42,343)
	$(46,547)	$—	$—	$1,873	$(44,674)

	Six months ended June 30, 2024
	Net gains (losses) on investments and financings	Net gains on loans acquired for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$(73,123)	$—	$—	$9,677	$(63,446)
Loans acquired for sale	—	1,632	—	—	1,632
Loans held for investment	(4,020)	—	—	(2,740)	(6,760)
Credit risk transfer strips	53,096	—	—	—	53,096
Mortgage servicing rights	—	—	(78,758)	—	(78,758)
	$(24,047)	$1,632	$(78,758)	$6,937	$(94,236)
Liabilities:
Interest-only security payable	$(41)	$—	$—	$—	$(41)
Asset-backed financings of VIEs	8,771	—	—	(112)	8,659
	$8,730	$—	$—	$(112)	$8,618

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2025	$—	$—	$271	$271
December 31, 2024	$—	$—	$532	$532

The following table summarizes the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Real estate acquired in settlement of loans	$(14)	$(246)	$(50)	$(150)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the Exchangeable Notes, defined in Note 15 – Long-Term Debt, are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies its Unsecured senior notes, as detailed in Note 15 – Long-Term Debt, as “Level 2” fair value liabilities.

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

	June 30, 2025		December 31, 2024
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,666,133	$2,685,857	$2,929,790	$2,944,956
Unsecured senior notes	$875,225	$894,341	$605,860	$606,185

Valuation Governance

Most of the Company’s assets, its Asset-backed financings of variable interest entities at fair value, Interest-only security payable at fair value and the CRT strips included in Derivative and credit risk transfer strip liabilities at fair value are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability and are based on the best information available under the circumstances.

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

Following are the key inputs used in determining the fair value of IO stripped MBS:

	June 30, 2025	December 31, 2024
Fair value (in thousands)	$79,052	$86,260
Key inputs (1)
Pricing spread (2)
Range	5.9% – 6.5%	5.9% – 6.5%
Weighted average	6.5%	6.5%
Annual total prepayment speed (3)
Range	10.6% – 11.9%	9.4% – 10.2%
Weighted average	10.6%	9.4%
Equivalent life (in years)
Range	4.3 – 7.5	4.6 – 8.0
Weighted average	7.5	7.9

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•
Loans that are saleable into active markets, comprised of most of the Company’s loans acquired for sale and all of the loans held for investment held in VIEs, are categorized as “Level 2” fair value assets:
•
Fair values of loans acquired for sale are established using the loans’ contracted selling prices, quoted market prices or market price equivalents.
•
Fair values of loans held for investment held in VIEs are developed using the quoted indications of fair value of all of the individual securities issued by the securitization trusts. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and/or pricing services and validates the brokers’ or pricing services’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers and/or pricing services to include the fair value of MSRs attributable to the loans included in the VIEs.
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair values of loans acquired for sale categorized as “Level 3” assets (home equity lines of credit and previously sold loans repurchased pursuant to representation and warrants) are estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment statuses, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Fair values of distressed loans are estimated based on the fair values of the real estate collateralizing the loans.

Changes in fair values of loans acquired for sale are included in Net gains on loans acquired for sale in the consolidated statements of operations. Changes in fair values of loans held for investment are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$31,147	$29,377
UPB of loans in reference pools	$4,731,905	$4,961,644
Key inputs (1)
Discount rate
Range	8.7% – 18.7%	9.0% – 11.4%
Weighted average	8.9%	9.3%
Voluntary prepayment speed (2)
Range	6.8% – 8.3%	7.0% – 7.6%
Weighted average	7.2%	7.3%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.2%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.0% – 0.1%	0.0% – 0.2%
Weighted average	0.1%	0.1%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2025	December 31, 2024
Fair value (in thousands) (1)	$6,485	$444
Committed amount (in thousands)	$936,725	$1,166,566
Key inputs (2)
Pull-through rate
Range	56.7% – 100%	51.0% – 98.0%
Weighted average	88.6%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.5 – 8.2	2.6 – 7.8
Weighted average	5.6	5.7
Percentage of unpaid principal balance
Range	0.4% – 2.7%	0.6% – 2.7%
Weighted average	1.7%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains (losses) on investments and financings, Net gains on loans acquired for sale or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results as applicable, in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$10,479	$4,060
Unpaid principal balance of loans in the reference pools	$15,624,260	$16,287,660
Key inputs (1)
Discount rate
Range	6.1% – 8.8%	7.1% – 9.1%
Weighted average	8.4%	8.8%
Voluntary prepayment speed (2)
Range	6.9% – 7.5%	6.9% – 7.5%
Weighted average	7.0%	7.0%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.4% – 1.5%	0.4% – 1.5%
Weighted average	0.5%	0.5%

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

The key inputs used in the estimation of the fair value of MSRs include the prepayment speeds of the underlying loans, the applicable pricing spreads (a component of the discount rate) and the annual per-loan costs to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in significant changes in the MSR fair value measurements. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
MSRs recognized (in thousands)	$44,030	$40,619	$91,039	$71,868
Unpaid principal balance of underlying loans (in thousands)	$2,350,978	$2,242,511	$4,945,616	$4,073,529
Weighted average annual servicing fee rate (in basis points)	32	35	32	35
Key inputs (1)
Prepayment speed (2)
Range	9.4% – 15.5%	10.8% – 17.8%	9.4% – 15.5%	10.8% – 17.8%
Weighted average	9.6%	11.5%	9.7%	12.4%
Equivalent average life (in years)
Range	3.8 – 8.2	3.4 – 7.2	3.7 – 8.2	3.4 – 7.2
Weighted average	8.1	7.1	8.0	6.8
Pricing spread (3)
Range	5.2% – 7.3%	5.9% – 8.1%	5.2% – 7.3%	5.5% – 8.5%
Weighted average	5.3%	6.0%	5.4%	5.8%
Annual per-loan cost of servicing
Range	$69 – $87	$69 – $87	$68 – $87	$69 – $87
Weighted average	$69	$69	$69	$70

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2025	December 31, 2024
Fair value (in thousands)	$3,739,106	$3,867,394
Unpaid principal balance of underlying loans (in thousands)	$221,632,326	$226,237,613
Weighted average annual servicing fee rate (in basis points)	27	27
Weighted average note interest rate	3.9%	3.8%
Key inputs (1)
Prepayment speed (2)
Range	7.1% – 18.5%	6.5% – 17.7%
Weighted average	7.3%	6.7%
Equivalent average life (in years)
Range	2.3 – 8.7	2.4 – 8.9
Weighted average	8.3	8.6
Effect on fair value (in thousands) of (3):
5% adverse change	$(54,493)	$(51,798)
10% adverse change	$(107,260)	$(102,010)
20% adverse change	$(207,940)	$(197,970)
Pricing spread (4)
Range	5.4% – 8.1%	5.4% – 8.1%
Weighted average	5.4%	5.4%
Effect on fair value (in thousands) of (3):
5% adverse change	$(46,780)	$(47,568)
10% adverse change	$(92,450)	$(94,018)
20% adverse change	$(180,597)	$(183,710)
Annual per-loan cost of servicing
Range	$69 – $89	$69 – $89
Weighted average	$69	$69
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,355)	$(16,645)
10% adverse change	$(32,710)	$(33,291)
20% adverse change	$(65,421)	$(66,582)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$4,035,862	$3,949,678	$4,063,706	$4,836,292
Purchases	37,082	239,875	37,082	399,460
Sales	—	—	—	(941,340)
Repayments	(128,045)	(92,877)	(230,814)	(162,629)
Changes in fair value included in income arising from:
Accrual of net purchase premiums and discounts	7,582	6,586	17,652	9,677
Valuation adjustments, net	14,564	(34,925)	79,419	(73,123)
	22,146	(28,339)	97,071	(63,446)
Balance at end of period	$3,967,045	$4,068,337	$3,967,045	$4,068,337

	June 30, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$3,967,045	$4,063,706

Following is a summary of the Company’s investments in MBS:

	June 30, 2025
Security type	Principal balance or notional amount	Unearned purchase discounts, net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$2,981,885	$(1,988)	$(1,950)	$2,977,947
Principal-only stripped securities	712,819	(146,307)	12,000	578,512
Subordinate credit-linked securities	174,813	(4,858)	25,446	195,401
Senior non-Agency securities	140,794	(3,198)	(1,463)	136,133
	$4,010,311	$(156,351)	$34,033	3,887,993
Interest-only stripped securities	$366,767			79,052
				$3,967,045

	December 31, 2024
Security type	Principal balance or notional amount	Unearned purchase discounts, net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through securities	$3,132,005	$(901)	$(51,612)	$3,079,492
Principal-only stripped securities	776,455	(160,960)	(19,195)	596,300
Subordinate credit-linked securities	174,813	(4,292)	25,951	196,472
Senior non-Agency securities	111,479	(3,269)	(3,028)	105,182
	$4,194,752	$(169,422)	$(47,884)	3,977,446
Interest-only stripped securities	$386,040			86,260
				$4,063,706

Maturities of Mortgage-Backed Securities

MBS maturities (based on final maturity dates) are as follows:

	June 30, 2025
Security type	Total	Maturing after five years through ten years	Maturing after ten years
	(in thousands)
Agency fixed-rate pass-through securities	$2,977,947	$—	$2,977,947
Principal-only stripped securities	578,512	—	578,512
Subordinate credit-linked securities	195,401	41,106	154,295
Senior non-Agency securities	136,133	—	136,133
Interest-only stripped securities	79,052	—	79,052
	$3,967,045	$41,106	$3,925,939

Note 9—Loans Acquired for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans acquired for sale at fair value:

Loan type	June 30, 2025	December 31, 2024
	(in thousands)
Held for sale to PLS
GSE eligible (1)	$1,079,994	$175,145
Government insured or guaranteed	504,218	426,963
	1,584,212	602,108
Held for sale to nonaffiliates—GSE eligible	819,578	1,311,754
Jumbo	205,296	194,485
Home equity lines of credit	1,048	1,368
Repurchased pursuant to representations and warranties	6,117	6,603
	$2,616,251	$2,116,318
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,575,290	$2,075,473
Mortgage loan participation purchase and sale agreements	8,853	12,142
	$2,584,143	$2,087,615

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to or with other investors, including PLS.

Note 10—Loans Held for Investment at Fair Value

Loans held for investment at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans held for investment:

Loan type	June 30, 2025	December 31, 2024
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by non-owner occupied properties	$4,173,204	$2,146,328
Fixed interest rate jumbo loans	391,474	45,381
	4,564,678	2,191,709
Distressed loans	1,854	1,866
	$4,566,532	$2,193,575
Loans held for investment pledged to secure:
Asset-backed financings at fair value (1)	$4,564,678	$2,191,709
Assets sold under agreements to repurchase	—	160
	$4,564,678	$2,191,869

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At June 30, 2025 and December 31, 2024, $340.3 million and $130.8 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	June 30, 2025	December 31, 2024
	(in thousands)
Derivative assets	$51,926	$56,840
Derivative assets with PennyMac Financial Services, Inc.	$1,038	$—

Derivative liabilities	$2,995	$3,291
Credit risk transfer strip liabilities	10,479	4,060
	$13,474	$7,351

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits on the consolidated balance sheets:

	June 30, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	2,395,000	$8,638	$—	500,000	$156	$—
Put options on interest rate futures purchase contracts	775,000	59	—	1,690,000	6,372	—
Forward purchase contracts	2,977,196	21,510	16	1,154,515	614	6,336
Forward sale contracts	6,799,629	227	75,443	7,080,982	54,056	1,753
MBS put options	—	—	—	450,000	2,114	—
Bond futures	1,962,000	—	—	1,713,000	—	—
Swap futures	951,200	—	—	951,200	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	4,731,905	31,147	—	4,961,644	29,377	—
Interest rate lock commitments	936,725	6,666	181	1,166,566	3,562	3,118
Total derivative instruments before netting		68,247	75,640		96,251	11,207
Netting		(16,321)	(72,645)		(39,411)	(7,916)
		$51,926	$2,995		$56,840	$3,291
Forward purchase contract with PennyMac Financial Services, Inc.	84,070	$1,038	$—	—	$—	$—
Margin deposits placed with (received from) derivative counterparties included in derivative balances above, net		$56,325			$(31,497)
Derivative assets pledged to secure:
Assets Sold Under Agreements to Repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$31,147			$29,377

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of June 30, 2025 and December 31, 2024, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	June 30, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$31,147	$—	$—	$31,147	$29,377	$—	$—	$29,377
Interest rate lock commitments	6,666	—	—	6,666	3,562	—	—	3,562
RJ O’Brien & Associates, LLC	8,696	—	—	8,696	6,528	—	—	6,528
Mizuho Financial Group	1,819	—	—	1,819	—	—	—	—
Bank of America, N.A.	1,352	—	—	1,352	3,150	—	—	3,150
PennyMac Financial Services, Inc.	1,038	—	—	1,038	—	—	—	—
J.P. Morgan Securities LLC	565	—	—	565	1,237	—	—	1,237
Morgan Stanley & Co. LLC	486	—	—	486	9,303	—	—	9,303
Citigroup Global Markets Inc.	277	—	—	277	712	—	—	712
Wells Fargo Securities, LLC	246	—	—	246	895	—	—	895
Goldman Sachs & Co. LLC	159	—	—	159	251	—	—	251
Other	513	—	—	513	1,825	—	—	1,825
	$52,964	$—	$—	$52,964	$56,840	$—	$—	$56,840

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

	June 30, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments	$181	$—	$—	$181	$3,118	$—	$—	$3,118
J.P. Morgan Securities LLC	1,523,520	(1,523,520)	—	—	1,695,007	(1,695,007)	—	—
Bank of America, N.A.	791,070	(791,070)	—	—	787,883	(787,883)	—	—
Wells Fargo Securities, LLC	702,271	(702,271)	—	—	670,605	(670,605)	—	—
Barclays Capital Inc.	691,210	(690,578)	—	632	545,678	(545,678)	—	—
Goldman Sachs & Co. LLC	605,240	(605,240)	—	—	311,997	(311,997)	—	—
Atlas Securitized Products, L.P.	592,090	(592,090)	—	—	609,780	(609,780)	—	—
Citigroup Global Markets Inc.	454,057	(454,057)	—	—	431,201	(431,201)	—	—
RBC Capital Markets, L.P.	362,033	(362,033)	—	—	353,765	(353,765)	—	—
Santander US Capital	356,698	(356,698)	—	—	362,196	(362,196)	—	—
Morgan Stanley & Co. LLC	244,469	(244,469)	—	—	280,561	(280,561)	—	—
Daiwa Capital Markets	206,910	(206,910)	—	—	230,033	(230,033)	—	—
BNP Paribas	113,354	(112,939)	—	415	59,729	(59,729)	—	—
Mizuho Financial Group	87,675	(87,675)	—	—	98,196	(98,121)	—	75
Bank of Montreal	67,368	(67,187)	—	181	72,859	(72,859)	—	—
Nomura Holdings America, Inc	36,349	(36,349)	—	—	36	—	—	36
Other	1,586	—	—	1,586	62	—	—	62
	$6,836,081	$(6,833,086)	$—	$2,995	$6,512,706	$(6,509,415)	$—	$3,291

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statements of operations line	2025	2024	2025	2024
				(in thousands)
Interest rate lock commitments	Net gains on loans acquired for sale (1)	$2,904	$(3,292)	$7,078	$(5,980)
CRT derivatives	Net gains (losses) on investments and financings	$5,375	$5,039	$7,355	$15,229
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans acquired for sale	$(12,338)	$7,163	$(38,697)	$9,773
Mortgage servicing rights	Net loan servicing fees	$(60,637)	$(18,365)	$(100,581)	$(108,179)
Assets sold under agreements to repurchase	Net gains (losses) on investments and financings	$—	$—	$—	$20,098

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the period in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$3,770,034	$3,951,737	$3,867,394	$3,919,107
(Price adjustment) purchases	—	(13)	—	29,428
MSRs resulting from loan sales	44,030	40,619	91,039	71,868
Transfers to Agency of mortgage servicing rights relating to delinquent loans	170	74	391	216
Changes in fair value:
Due to changes in inputs used in valuation model (1)	22,713	46,039	(33,118)	117,609
Other changes in fair value (2)	(97,841)	(96,595)	(186,600)	(196,367)
	(75,128)	(50,556)	(219,718)	(78,758)
Balance at end of period	$3,739,106	$3,941,861	$3,739,106	$3,941,861

	June 30, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,677,782	$3,807,065

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Contractually specified servicing fees	$153,111	$162,127	$305,310	$322,484
Ancillary and other fees:
Late charges	1,036	982	2,063	1,975
Other	4,091	1,833	6,981	3,851
	5,127	2,815	9,044	5,826
	$158,238	$164,942	$314,354	$328,310
Average UPB of underlying loans	$222,991,951	$229,124,554	$224,208,538	$229,767,433

Note 13— Other Assets

Other assets are summarized below:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Margin deposits	$137,835	$346,241
Interest receivable	52,800	38,661
Servicing fees receivable	11,671	10,820
Correspondent lending receivables	3,181	3,930
Other receivables	16,939	16,706
Real estate acquired in settlement of loans	1,729	2,464
Other	13,487	19,399
	$237,642	$438,221
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$—	$527

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2025.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Weighted average interest rate (1)	5.19%	6.09%	5.20%	6.13%
Average balance	$6,382,670	$5,016,206	$6,282,348	$5,080,520
Total interest expense	$84,336	$77,364	$165,484	$157,921
Maximum daily amount outstanding	$7,603,144	$5,525,266	$7,799,203	$6,562,795

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $3.6 million for the quarter and six months ended

June 30, 2025, respectively, and $1.4 million and $3.0 million for the quarter and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,833,086	$6,509,415
Unamortized debt issuance costs	(6,231)	(8,477)
	$6,826,855	$6,500,938
Weighted average interest rate	5.15%	5.37%
Available borrowing capacity (1):
Committed	$351,946	$565,488
Uncommitted	4,847,534	4,559,239
	$5,199,480	$5,124,727
Margin deposits placed with counterparties included in Other assets, net	$91,162	$296,922
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$3,967,045	$4,063,706
Loans acquired for sale at fair value	$2,575,290	$2,075,473
Loans held for investment at fair value:
Securities retained in asset-backed financings	$340,285	$130,839
Distressed	$—	$160
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$191,306	$199,965
Derivative assets	$23,040	$—
Mortgage servicing rights at fair value (2)	$1,821,272	$1,906,043
Servicing advances	$34,684	$50,333
Real estate acquired in settlement of loans	$—	$527

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

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2025 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$2,936,449
Over 30 to 90 days	3,685,772
Over 90 days to 180 days	—
Over 180 days to 1 year	210,865
$6,833,086
Weighted average maturity (in months)	1.5

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2025:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Goldman Sachs & Co. LLC	$113,370	July 25, 2025	November 4, 2026
Atlas Securitized Products, L.P.	$118,955	September 5, 2025	June 26, 2026
Citibank, N.A.	$65,203	September 5, 2025	April 16, 2026
Bank of America, N.A.	$46,472	July 19, 2025	August 28, 2026
JPMorgan Chase & Co.	$9,110	September 9, 2025	June 28, 2026
Barclays Capital Inc.	$28,604	September 10, 2025	March 6, 2026
Morgan Stanley & Co. LLC	$15,075	August 15, 2025	May 6, 2026
Wells Fargo Securities, LLC	$5,579	September 24, 2025	June 11, 2027
RBC Capital Markets, L.P.	$20,575	September 28, 2025	May 8, 2026
Nomura Holdings America, Inc.	$8,606	August 20, 2025	August 20, 2025
BNP Paribas	$3,875	September 19, 2025	September 30, 2026
Santander US Capital	$1,598	July 9, 2025	July 9, 2025

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$10,441	July 14, 2025
Citibank, N.A.	$45,127	July 23, 2025
Bank of America, N.A.	$20,698	July 13, 2025
JPMorgan Chase & Co.	$51,437	July 31, 2025
Barclays Capital Inc.	$31,810	July 21, 2025
Wells Fargo Securities, LLC	$19,534	July 21, 2025
Nomura Holdings America, Inc.	$160	August 20, 2025
Bank of Montreal	$6,785	August 12, 2025
Daiwa Capital Markets America Inc.	$5,803	August 5, 2025
Mizuho Financial Group	$5,158	July 23, 2025
Santander US Capital	$15,788	July 13, 2025

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Goldman Sachs & Co. LLC	$43,041	July 8, 2025
Morgan Stanley & Co. LLC	$18,299	July 28, 2025

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$9,666	$11,255	$9,162	$11,993
Weighted average interest rate (1)	5.66%	6.72%	5.67%	6.75%
Total interest expense	$168	$219	$320	$465
Maximum daily amount outstanding	$25,809	$56,423	$49,266	$56,423

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $63,000 for the quarter and six months ended June 30, 2025 and 2024, respectively.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Amount outstanding	$8,533	$11,650
Unamortized debt issuance costs	(120)	(57)
	$8,413	$11,593
Weighted average interest rate	5.57%	5.58%
Loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreement	$8,853	$12,142

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$144,451	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	221,477	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	272,807	3.50%	March 1, 2027
			$638,735

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

The repurchase agreement financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note, a Series 2024-VF1 Note, and a Series 2024-VF2 Note, together the "FMSR VFNs") by the Issuer Trusts to PMC and PMH in exchange for participation certificates for MSRs and ESS. The FMSR VFNs are then sold by PMC and PMH to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a combined committed borrowing capacity of $1.1 billion under two-year repurchase agreement facilities.

The term financing for Fannie Mae MSRs is effected through the issuance of term notes (the “FT-1 Term Notes”) by the Issuer Trusts to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FTL-1 Term Loans").

The FT-1 Term Notes, FTL-1 Term Loans and the FMSR VFNs are secured by participation certificates relating to Fannie Mae MSRs and ESS and rank pari passu with each other.

Following is a summary of the term financing of the Company’s Fannie Mae MSRs:

				Maturity date
Issuance	Issuance date	Unpaid principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
		(in thousands)
Term Loans
2023	May 25, 2023	$370,000	3.00%	May 25, 2028	May 25, 2029
Term Notes
2024	June 27, 2024	355,000	2.75%	December 27, 2027	June 26, 2028
2021	March 30, 2021	350,000	3.00%	March 25, 2026	March 27, 2028
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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$2,714,608	$2,894,850	$2,772,009	$2,880,677
Weighted average interest rate (1)	7.63%	9.09%	7.61%	8.96%
Total interest expense	$53,804	$67,466	$109,059	$132,455

(1)
Excludes the effect of amortization of debt issuance costs of $2.2 million and $4.4 million for the quarter and six months ended June 30, 2025, respectively, and $2.0 million and $4.1 million for the quarter and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$638,735	$710,329
Fannie Mae mortgage servicing rights financing	1,075,000	1,075,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	958,485	1,153,486
	2,672,220	2,938,815
Unamortized debt issuance costs	(6,087)	(9,025)
	$2,666,133	$2,929,790
Weighted average interest rate	7.52%	7.60%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,677,782	$3,807,065
Servicing advances (1)	$22,120	$39,063
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$873,413	$910,743
Derivative assets	$8,107	$29,377

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

The exchangeable senior notes are fully and unconditionally guaranteed by the Company.

Senior Notes

The senior notes are summarized below:

Issuance date	Unpaid principal balance	Annual interest rate spread	Maturity date	Redemption date
	(in thousands)
June 2025	$105,000	9.00%	June 15, 2030	June 15, 2027
February 2025	172,500	9.00%	February 15, 2030	February 15, 2027
September 2023	53,500	8.50%	September 30, 2028	September 30, 2025
	$331,000

Interest on the senior notes is payable quarterly. PMT may redeem for cash all or any portion of the senior notes, at its option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date.

The senior notes are fully and unconditionally guaranteed on a senior unsecured basis by PMC, including the due and punctual payment of principal and interest, whether at stated maturity, upon acceleration, call for redemption or otherwise.

Following is financial information relating to the unsecured senior notes:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Average balance	$811,731	$696,731	$760,608	$652,615
Weighted average interest rate (1)	7.34%	6.13%	7.29%	5.97%
Interest expense	$15,987	$11,629	$29,600	$21,313

(1)
Excludes the effect of amortization of debt issuance costs of $1.1 million and $2.1 million for the quarter and six months ended June 30, 2025, respectively, and $1.0 million and $1.9 million for the quarter and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024
	(in thousands)
Carrying value:
Unpaid principal balance	$892,500	$615,000
Unamortized debt issuance costs	(17,275)	(9,140)
	$875,225	$605,860

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$3,636,038	$1,561,068	$3,137,311	$1,571,443
Weighted average interest rate (1)	5.18%	3.09%	4.95%	3.10%
Total interest expense	$46,449	$11,402	$75,164	$24,080

(1)
Excludes the effect of amortization of issuance premiums of $506,000 and $1.8 million for the quarter and six months ended June 30, 2025, respectively, and $604,000 and $112,000 for the quarter and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$4,176,128	$2,040,375
Unpaid principal balance	$4,311,059	$2,269,742
Weighted average interest rate	5.68%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the asset-backed financings.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ending June 30,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,672,220	$868,486	$934,283	$725,000	$144,451	$—	$—
Unsecured senior notes	892,500	345,000	—	—	270,000	277,500	—
Interest-only security payable at fair value (2)	36,553	—	—	—	—	—	36,553
Asset-backed financings at fair value (2)	4,311,059	—	—	—	—	—	4,311,059
Total	$7,912,332	$1,213,486	$934,283	$725,000	$414,451	$277,500	$4,347,612

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$5,955	$19,519	$6,886	$26,143
Provision for losses:
Pursuant to loan sales	227	204	531	458
Reduction in liability due to change in estimate	(912)	(6,540)	(2,080)	(13,418)
Losses incurred	(206)	—	(273)	—
Balance, end of period	$5,064	$13,183	$5,064	$13,183
UPB of loans subject to representations and warranties at end of period			$218,738,822	$222,907,138

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2025
(in thousands)
Commitments to purchase loans acquired for sale	$936,725

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

Litigation

On June 14, 2024, a purported shareholder of the Company’s Series A Preferred Shares and Series B Preferred Shares (each, as defined hereafter) filed a complaint in a putative class action in the United States District Court for the Central District of California (the "District Court”), captioned Roberto Verthelyi v. PennyMac Mortgage Investment Trust and PNMAC Capital Management, LLC, Case No. 2:24-cv-05028 (the “Verthelyi Action”). The Verthelyi Action alleges, among other things, that the Company (and its external investment advisor, PCM), committed unlawful and unfair acts in violation of California’s Unfair Competition Law by replacing its floating three-month London Inter-bank Offered Rate ("LIBOR") dividend rate for the Series A and Series B Preferred Shares with a fixed rate, in violation of the LIBOR Act, 12 U.S.C. § 5801 et seq., and the LIBOR Rule, 12 C.F.R. § 253 et seq.

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

On August 20, 2024, the Company filed a Motion to Dismiss that was denied by the District Court in an order dated February 26, 2025. The Company responded by filing a motion to certify the order denying the motion for interlocutory appeal, and on May 5, 2025, the District Court issued an Order Granting Certification for Interlocutory Appeal and Staying Action. The Company subsequently petitioned the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for permission to appeal, and that petition was granted by the Ninth Circuit in an order dated July 17, 2025. The matter remains pending.

While no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter. Pursuant to the terms of the Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and between the Company and PCM, the Company has assumed the defense of PCM in the Verthelyi Action.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
						Quarter		Six months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2025	2024	2025	2024
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$0.84	$0.84
		22,400	$560,000	$18,518	$541,482

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter and six months ended June 30, 2025.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of June 30, 2025, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The following table summarizes the Company’s Common Share repurchase activity:

	Six months ended June 30,		Cumulative
	2025	2024	total (1)
	(in thousands)
Common Shares repurchased	—	—	29,102
Cost of Common Shares repurchased (2)	$—	$—	$427,229

(1)
Amounts represent the Common Share repurchase program total from its inception in August 2015 through June 30, 2025.
(2)
Cumulative total cost of Common Shares repurchased includes $582,000 of transaction fees.

Note 19— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Mortgage-backed securities	$14,564	$(34,925)	$79,419	$(73,123)
Loans held for investment	13,659	(2,742)	42,340	(4,020)
CRT arrangements	20,250	16,629	18,450	68,284
Asset-backed financings	(14,793)	1,295	(44,216)	8,771
Hedging derivatives	—	—	—	20,098
	$33,680	$(19,743)	$95,993	$20,010

Note 20— Net Gains on Loans Acquired for Sale

Net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(11,618)	$(40,228)	$(13,533)	$(71,405)
Hedging activities	(21,055)	26,027	(79,117)	(43,929)
	(32,673)	(14,201)	(92,650)	(115,334)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	44,030	40,619	91,039	71,868
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loans sales	(227)	(204)	(531)	(458)
Reduction of liability due to change in estimate	912	6,540	2,080	13,418
	685	6,336	1,549	12,960
Changes in fair value of loans and derivatives
Interest rate lock commitments	2,904	(3,292)	7,078	(5,980)
Loans	(8,515)	(488)	(21,959)	5,807
Hedging derivatives	8,717	(18,864)	40,420	53,702
	3,106	(22,644)	25,539	53,529
	47,821	24,311	118,127	138,357
Total from nonaffiliates	15,148	10,110	25,477	23,023
From PFSI ‒ cash gains	2,658	2,050	4,673	3,655
	$17,806	$12,160	$30,150	$26,678

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest income:
Cash and short-term investments	$5,575	$7,085	$11,261	$15,277
Mortgage-backed securities	54,761	58,418	112,995	118,189
Loans acquired for sale	35,917	14,958	69,152	26,904
Loans held for investment	50,694	13,457	84,373	25,573
Deposits securing CRT arrangements	11,401	15,383	23,076	31,079
Placement fees relating to custodial funds	37,736	41,530	69,765	76,970
Other	397	1,004	1,950	1,402
	196,481	151,835	372,572	295,394
Interest expense:
Assets sold under agreements to repurchase	84,336	77,364	165,484	157,921
Mortgage loan participation purchase and sale agreements	168	219	320	465
Notes payable secured by credit risk transfer and mortgage servicing assets	53,804	67,466	109,059	132,455
Unsecured senior notes	15,987	11,629	29,600	21,313
Asset-backed financings	46,449	11,402	75,164	24,080
Interest shortfall on repayments of loans serviced for Agency securitizations	2,455	1,805	3,884	3,098
Interest on loan impound deposits	1,460	1,652	2,914	2,999
Other	490	304	861	1,037
	205,149	171,841	387,286	343,368
	$(8,668)	$(20,006)	$(14,714)	$(47,974)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Grants:
Restricted share units	—	6	199	182
Performance share units	—	—	168	140
	—	6	367	322
Grant date fair value:
Restricted share units	$—	$83	$2,815	$2,605
Performance share units	—	—	2,365	2,007
	$—	$83	$5,180	$4,612
Vestings:
Restricted share units	6	15	144	164
Performance share units (1)	—	—	91	203
	6	15	235	367
Forfeitures:
Restricted share units	—	3	—	3
Performance share units	—	4	—	4
	—	7	—	7
Compensation expense relating to share-based grants	$838	$827	$1,801	$2,192

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the six months ended June 30, 2025 was approximately 89% of the 103,081 originally granted performance-based RSUs.

	June 30, 2025
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	291	279
Grant date average fair value per unit	$14.06	$14.05

Note 23—Income Taxes

The Company’s effective tax rate was 55.7% and (60.8)% with consolidated pretax income of $17.0 million and $10.7 million for the quarter and six months ended June 30, 2025. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $9.7 million on a pretax loss of $11.9 million and a tax benefit of $7.5 million on a pretax loss of $87.2 million for the quarter and six months ended June 30, 2025. For the same periods in 2024, the TRS recognized a tax expense of $3.0 million on pretax income of $9.9 million and a tax benefit of $12.0 million on a pretax loss of $51.0 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The June 30, 2025 quarterly and six months results were impacted by the enactment of California Senate Bill 132, signed into law on June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. The change in apportionment method resulted in a higher tax provision rate and a repricing of the TRS’s net deferred tax liability, and resulted in additional tax provision expense of $14.0 million in the quarter ended June 30, 2025.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2025, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the three-year period ended June 30, 2025. The amount of deferred tax assets considered realizable may be adjusted in future periods based on future income.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)
Net income	$7,534	$25,434	$17,214	$73,042
Dividends on preferred shares	(10,455)	(10,455)	(20,910)	(20,909)
Effect of participating securities—share-based compensation awards	(183)	(106)	(222)	(217)
Net (loss) income attributable to common shareholders	$(3,104)	$14,873	$(3,918)	$51,916
Weighted average basic and diluted shares outstanding	87,012	86,849	86,960	86,769
Basic (loss) earnings per share	$(0.04)	$0.17	$(0.05)	$0.60
Diluted (loss) earnings per share	$(0.04)	$0.17	$(0.05)	$0.60

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Shares issuable under share-based compensation plan	162	128	306	322

Note 25—Segments

The Company operates in three segments as described in Note 1 ‒ Organization.

The Company’s reportable segments are identified based on PMT’s investment strategies. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The reportable segments are evaluated based on income or loss before benefit from income taxes. The chief operating decision maker uses pre-tax segment results to assess segment performance and allocate operating and capital resources among the segments. The Company’s chief operating decision maker is its chief executive officer.

During the year ended December 31, 2024, the Company adopted the FASB’s Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure. Prior year amounts have been recast to conform those years’ presentations to current year presentation.

Financial highlights by segment are summarized below:

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended June 30, 2025	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains (losses) on investments and financings
Mortgage-backed securities	$506	$14,058	$—	$14,564	$—	$14,564
Loans held for investment	(958)	(176)	—	(1,134)	—	(1,134)
Credit risk transfer arrangements	20,250	—	—	20,250	—	20,250
	19,798	13,882	—	33,680	—	33,680
Net gains on loans acquired for sale	—	—	17,806	17,806	—	17,806
Net loan servicing fees	—	23,947	—	23,947	—	23,947
Net interest expense:
Interest income	20,971	137,493	35,886	194,350	2,131	196,481
Interest expense	18,824	154,614	30,273	203,711	1,438	205,149
	2,147	(17,121)	5,613	(9,361)	693	(8,668)
Other	—	—	3,436	3,436	—	3,436
	21,945	20,708	26,855	69,508	693	70,201
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	21,643	—	21,645	—	21,645
Management fees	—	—	—	—	6,869	6,869
Loan fulfillment fees	—	—	5,814	5,814	—	5,814
Professional services	—	—	6,381	6,381	1,981	8,362
Compensation	—	—	—	—	2,836	2,836
Loan collection and liquidation	20	2,365	—	2,385	—	2,385
Safekeeping	—	1,144	84	1,228	—	1,228
Loan origination	—	—	666	666	—	666
Other (2)	89	444	189	722	2,668	3,390
	111	25,596	13,134	38,841	14,354	53,195
Pretax income (loss)	21,834	(4,888)	13,721	30,667	(13,661)	17,006
Total assets at end of quarter	$1,581,220	$12,082,858	$2,665,396	$16,329,474	$471,645	$16,801,119

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended June 30, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains (losses) on investments and financings
Mortgage-backed securities	$2,252	$(37,177)	$—	$(34,925)	$—	$(34,925)
Loans held for investment	(1,471)	24	—	(1,447)	—	(1,447)
Credit risk transfer arrangements	16,629	—	—	16,629	—	16,629
	17,410	(37,153)	—	(19,743)	—	(19,743)
Net gains on loans acquired for sale	—	—	12,160	12,160	—	12,160
Net loan servicing fees	—	96,494	—	96,494	—	96,494
Net interest expense:
Interest income	22,923	111,316	14,907	149,146	2,689	151,835
Interest expense	24,272	131,566	15,006	170,844	997	171,841
	(1,349)	(20,250)	(99)	(21,698)	1,692	(20,006)
Other	(224)	—	2,517	2,293	—	2,293
	15,837	39,091	14,578	69,506	1,692	71,198
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	21	20,243	—	20,264	—	20,264
Management fees	—	—	—	—	7,133	7,133
Loan fulfillment fees	—	—	4,427	4,427	—	4,427
Professional services	—	—	—	—	2,366	2,366
Compensation	—	—	—	—	1,369	1,369
Loan collection and liquidation	(1)	672	—	671	—	671
Safekeeping	—	894	67	961	—	961
Loan origination	—	—	533	533	—	533
Other (2)	79	407	—	486	4,379	4,865
	99	22,216	5,027	27,342	15,247	42,589
Pretax income (loss)	$15,738	$16,875	$9,551	$42,164	$(13,555)	$28,609
Total assets at end of quarter	$1,471,470	$9,421,790	$719,756	$11,613,016	$467,934	$12,080,950

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Six months ended June 30, 2025	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains (losses) on investments and financings
Mortgage-backed securities	$(504)	$79,923	$—	$79,419	$—	$79,419
Loans held for investment	1,809	(3,685)	—	(1,876)	—	(1,876)
Credit risk transfer arrangements	18,450	—	—	18,450	—	18,450
	19,755	76,238	—	95,993	—	95,993
Net gains on loans acquired for sale	—	—	30,150	30,150	—	30,150
Net loan servicing fees	—	(3,263)	—	(3,263)	—	(3,263)
Net interest expense:
Interest income	40,520	257,389	69,084	366,993	5,579	372,572
Interest expense	36,942	289,945	57,795	384,682	2,604	387,286
	3,578	(32,556)	11,289	(17,689)	2,975	(14,714)
Other	(142)	—	6,642	6,500	—	6,500
	23,191	40,419	48,081	111,691	2,975	114,666
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	4	43,370	—	43,374	—	43,374
Management fees	—	—	—	—	13,881	13,881
Loan fulfillment fees	—	—	11,104	11,104	—	11,104
Professional services	—	—	11,261	11,261	4,083	15,344
Compensation	—	—	—	—	5,806	5,806
Loan collection and liquidation	63	4,291	—	4,354	—	4,354
Safekeeping	—	2,178	160	2,338	—	2,338
Loan origination	—	—	1,352	1,352	—	1,352
Other (2)	182	943	354	1,479	4,927	6,406
	249	50,782	24,231	75,262	28,697	103,959
Pretax income (loss)	$22,942	$(10,363)	$23,850	$36,429	$(25,722)	$10,707
Total assets at end of period	$1,581,220	$12,082,858	$2,665,396	$16,329,474	$471,645	$16,801,119

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Six months ended June 30, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains (losses) on investments and financings
Mortgage-backed securities	$6,697	$(59,722)	$—	$(53,025)	$—	$(53,025)
Loans held for investment	2,020	2,731	—	4,751	—	4,751
Credit risk transfer arrangements	68,284	—	—	68,284	—	68,284
	77,001	(56,991)	—	20,010	—	20,010
Net gains on loans acquired for sale	—	—	26,678	26,678	—	26,678
Net loan servicing fees	—	142,199	—	142,199	—	142,199
Net interest expense:
Interest income	47,132	215,495	26,798	289,425	5,969	295,394
Interest expense	47,282	266,391	27,267	340,940	2,428	343,368
	(150)	(50,896)	(469)	(51,515)	3,541	(47,974)
Other	(90)	—	4,580	4,490	—	4,490
	76,761	34,312	30,789	141,862	3,541	145,403
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	41	40,485	—	40,526	—	40,526
Management fees	—	—	—	—	14,321	14,321
Loan fulfillment fees	—	—	8,443	8,443	—	8,443
Professional services	—	—	—	—	4,124	4,124
Compensation	—	—	—	—	3,285	3,285
Loan collection and liquidation	54	1,986	—	2,040	—	2,040
Safekeeping	—	1,771	122	1,893	—	1,893
Loan origination	—	—	1,006	1,006	—	1,006
Other (2)	102	439	—	541	8,234	8,775
	197	44,681	9,571	54,449	29,964	84,413
Pretax income (loss)	$76,564	$(10,369)	$21,218	$87,413	$(26,423)	$60,990
Total assets at end of period	$1,471,470	$9,421,790	$719,756	$11,613,016	$467,934	$12,080,950

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

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2025	$800,725	$574,596	11%	6%	$587,998	$214,041
December 31, 2024	$876,324	$579,383	12%	6%	$564,311	$215,801

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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), senior and subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate credit-linked MBS and interest-only (“IO”) and principal-only (“PO”) stripped MBS.

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

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored enterprises ("GSEs") such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or the GSEs, or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” We also securitize certain of our loans directly and may retain interests, such as senior and subordinate MBS, from these securitizations.

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

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.0 billion at June 30, 2025.

Subordinate Credit-Linked Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior MBS. However, we incur credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. During the six months ended June 30, 2025, we invested approximately $152.6 million in subordinate bonds from our securitizations of loans secured by investment properties and jumbo loans. As the result of the Company’s consolidation of the variable interest entities that issued the subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in these securities as loans held for investment and reflect the securities we sold to nonaffiliates as asset-backed financings.

At June 30, 2025, we held subordinate credit-linked MBS issued by nonaffiliates with fair values totaling approximately $195.4 million from our securitization of loans secured by investment properties.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the six months ended June 30, 2025, we received approximately $91.0 million of MSRs as proceeds from sales of loans acquired for sale. We held approximately $3.7 billion of MSRs at fair value at June 30, 2025.
•
REIT-eligible Agency, senior non-Agency, and Agency IO and PO stripped MBS. We purchased approximately $37.1 million of senior non-Agency fixed-rate MBS issued by nonaffiliates during the quarter ended June 30, 2025, and we held Agency fixed-rate pass-through, senior non-Agency, IO and PO stripped MBS with fair values totaling approximately $3.8 billion at June 30, 2025. During the six months ended June 30, 2025, we invested approximately $56.0 million in senior non-Agency bonds from our securitizations of loans secured by investment properties and jumbo loans. Consistent with our treatment of subordinate credit-linked MBS from these securitizations, we account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings.

At June 30, 2025, we held senior non-Agency securities with fair values totaling approximately $136.1 million from our securitization of loans secured by investment properties.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Sales of loans acquired for sale:
To nonaffiliates	$2,369,738	$2,240,258	$4,983,696	$4,168,594
To PennyMac Financial Services, Inc.	26,944,559	20,859,260	47,382,225	37,161,319
	$29,314,297	$23,099,518	$52,365,921	$41,329,913
Net gains on loans acquired for sale	$17,806	$12,160	$30,150	$26,678
Investment activities resulting from correspondent production:
Retention of interests in securitizations of loans secured by investment properties and jumbo loans, net of associated asset-backed financings (1)	114,564	—	208,585	—
Receipt of MSRs as proceeds from sales of loans	44,030	40,619	91,039	71,868
Total investments resulting from correspondent activities	$158,594	$40,619	$299,624	$71,868

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

During the six months ended June 30, 2025, we purchased newly originated prime credit quality residential loans with fair values totaling $55.4 billion, including $1.7 billion from PLS, as compared to $41.3 billion for the six months ended June 30, 2024, in our correspondent production business. Our loan sales included $47.4 billion and $37.2 billion of loans we sold to PLS during the six months ended June 30, 2025 and June 30, 2024, respectively. We receive a sourcing fee based on the unpaid principal balance (“UPB”) of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the period we hold it before the sale. During the six months ended June 30, 2025 and June 30, 2024, we received sourcing fees totaling $4.7 million and $3.7 million, respectively.

To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We may also sell conventional loans that we purchase to PLS subject to our and PLS's mutual agreement. During the six months ended June 30, 2025, we sold $22.5 billion in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

Beginning in July 2025, PLS will become the initial purchaser of loans from correspondent sellers and begin transferring agreed-upon volumes of such loans to us. Accordingly, we will no longer purchase government loans and we retain the right to purchase up to 100% of PLS's non-government correspondent production.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans acquired for sale at fair value and loans held for investment at fair value), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net gains (losses) on investments and financings:
Mortgage-backed securities	$14,564	$(34,925)	$79,419	$(73,123)
Loans held for investment	13,659	(2,742)	42,340	(4,020)
CRT arrangements	8,267	1,853	(4,381)	37,974
Interest-only security payable	(599)	(481)	(2,331)	(41)
Asset-backed financings	(14,793)	1,295	(44,216)	8,771
	21,098	(35,000)	70,831	(30,439)
Net gains on loans acquired for sale (1)	47,821	24,311	118,127	138,357
Net loan servicing fees‒MSR valuation adjustments (2)	(23,666)	57,361	(104,745)	201,283
	$45,253	$46,672	$84,213	$309,201
Net investment income	$70,201	$71,198	$114,666	$145,403
Non-cash items as a percentage of net investment income	64%	66%	73%	213%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, interest rate lock commitments (“IRLCs") and hedging derivatives held at the end of the period.
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

Opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgage loans with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve's federal funds rate have reduced the costs of floating rate and placement fees we receive in relation to custodial funds that we manage as compared to the same period in the prior year.

The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as our CRT arrangements or subordinate MBS and increase losses from our representations and warranties. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to moderate the negative effects of credit performance in an economic downturn.

We expect to acquire a portion of the conventional loans and all of the jumbo loans produced in the correspondent channel from PFSI in the third quarter of 2025.

We expect to continue investing in subordinate MBS generated from the private lable securitization of Agency eligible non-owner occupied and jumbo loans, which is also expected to increase our asset-back financing of variable interest entities.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(dollar amounts in thousands, except per common share amounts)
Net gains (losses) on investments and financings	$33,680	$(19,743)	$95,993	$20,010
Loan production income (1)	21,191	14,611	36,687	31,137
Net loan servicing fees	23,947	96,494	(3,263)	142,199
Net interest expense	(8,668)	(20,006)	(14,714)	(47,974)
Other	51	(158)	(37)	31
Net investment income	70,201	71,198	114,666	145,403
Expenses	53,195	42,589	103,959	84,413
Pretax income	17,006	28,609	10,707	60,990
Provision for (benefit from) income taxes	9,472	3,175	(6,507)	(12,052)
Net income	7,534	25,434	17,214	73,042
Dividends on preferred shares	10,455	10,454	20,910	20,909
Net (loss) income attributable to common shareholders	$(2,921)	$14,980	$(3,696)	$52,133
Pretax income by segment and corporate:
Credit sensitive strategies	$21,834	$15,738	$22,942	$76,564
Interest rate sensitive strategies	(4,888)	16,875	(10,363)	(10,369)
Correspondent production	13,721	9,551	23,850	21,218
Corporate operations	(13,661)	(13,555)	(25,722)	(26,423)
	$17,006	$28,609	$10,707	$60,990
Annualized return on average common shareholders' equity	(0.9)%	4.2%	(0.5)%	7.3%
(Loss) earnings per common share
Basic	$(0.04)	$0.17	$(0.05)	$0.60
Diluted	$(0.04)	$0.17	$(0.05)	$0.60
Dividends per common share	$0.40	$0.40	$0.80	$0.80

			June 30, 2025	December 31, 2024
Total assets			$16,801,119	$14,408,706
Book value per common share			$15.00	$15.87
Closing price per common share			$12.86	$12.59

(1)
Includes net gains on loans held for sale and loan origination fees.

Our results of operations decreased by $17.9 million during the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024, reflecting the effect of the increased fair value losses from our MSRs partially offset by increased gains on MBS and CRT investments.

The decrease in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $3.6 million increase in net gains on our CRT arrangements as market credit spreads tightened (a decrease in the interest rate premium demanded by investors for instruments over those that are considered “risk free”) during the quarter ended June 30, 2025 as compared to minimal credit spread changes during the quarter ended June 30, 2024.
•
Our interest rate sensitive strategies segment recognized a $72.5 million decrease in net servicing fees resulting from increased net MSR valuation losses compared to the quarter ended June 30, 2024 caused by significant volatility in market interest rates and spreads during the quarter compared to an increase in interest rates in the same period in 2024. These decreases were partially offset by a $51.2 million increase in valuation gains on MBS as well as a $3.1 million decrease in net interest expense.
•
Our correspondent production segment recognized a $5.6 million increase in our gain on sale during the quarter ended June 30, 2025, as compared to the same period in 2024, reflecting an increase in loan production and in our gain on sale margins.

•
We recorded an additional provision for income taxes of $14.0 million due to state apportionment changes resulting from legislation passed during the quarter ended June 30, 2025.

Our results of operations decreased by $55.8 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, reflecting the effect of the increased fair value losses from our MSRs partially offset by increased gains on MBS and CRT investments.

The decrease in the six months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $49.8 million decrease in net gains on our CRT arrangements as market credit spreads widened reflecting the economic uncertainty experienced during the six months ended June 30, 2025, as compared the six months ended June 30, 2024.
•
Our interest rate sensitive strategies segment recognized a $145.5 million decrease in net servicing fees resulting from increased net MSR valuation losses caused by interest rate volatility during the six months ended June 30, 2025, compared to the same period in 2024. These decreases were partially offset by a $139.6 million increase in valuation gains on MBS as well as an $18.3 million decrease in net interest expense.
•
Our correspondent production segment recognized a $3.5 million increase in our gain on sale during the six months ended June 30, 2025, as compared to the same period in 2024, reflecting an increase in our loan production.
•
We recorded an additional provision for income taxes of $14.0 million due to state apportionment changes resulting from legislation passed during the period ended June 30, 2025.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net gains (losses) on investments and financings	$33,680	$(19,743)	$95,993	$20,010
Net gains on loans acquired for sale	17,806	12,160	30,150	26,678
Loan origination fees	3,385	2,451	6,537	4,459
Net loan servicing fees	23,947	96,494	(3,263)	142,199
Net interest expense	(8,668)	(20,006)	(14,714)	(47,974)
Other	51	(158)	(37)	31
	$70,201	$71,198	$114,666	$145,403

Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Mortgage-backed securities	$14,564	$(34,925)	$79,419	$(73,123)
Loans held for investment	13,659	(2,742)	42,340	(4,020)
CRT arrangements	20,250	16,629	18,450	68,284
Asset-backed financings	(14,793)	1,295	(44,216)	8,771
Hedging derivatives	—	—	—	20,098
	$33,680	$(19,743)	$95,993	$20,010

The increase in net gains on investments for the quarter and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to gains from our investments in MBS as interest rates were stable or decreased in 2025 and increased in the same periods in 2024.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2025, we recognized net valuation gain of $14.6 million and $79.4 million, respectively, as compared to valuation losses of $34.9 million and $73.1 million for the same periods in 2024. The gain recognized reflects stable or decreasing interest rates during the quarter and six months ended June 30, 2025, as compared to increasing interest rates during the quarter and six months ended June 30, 2024.

Loans Held for Investment – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment in VIEs and Asset-backed financings at fair value recorded a combined net valuation loss of $1.1 million and $1.9 million during the quarter and six months ended June 30, 2025, respectively, as compared to a valuation loss of $1.4 million and a valuation gain of $4.8 million during the quarter and six months ended June 30, 2024, respectively. The net loss during the quarter and six months ended June 30, 2025 reflects the losses on the asset-backed financing exceeding the gains on the underlying assets as the result of credit spread widening on our net investments secured by jumbo loans and investment properties, partially offset by the positive effect on fair value of decreasing interest rates. The net gain during the six months ended June 30, 2024 reflect the gains on the asset-backed financing exceeding the losses on the underlying assets as the result of credit spreads tightening on our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,632	$3,564	$5,435	$6,973
Valuation changes	2,743	1,475	1,920	8,256
	5,375	5,039	7,355	15,229
Credit risk transfer strips
Realized	9,950	11,693	19,727	23,378
Valuation changes	5,524	378	(6,301)	29,718
	15,474	12,071	13,426	53,096
Interest-only security payable at fair value — valuation changes	(599)	(481)	(2,331)	(41)
	20,250	16,629	18,450	68,284
Interest income — Deposits securing credit risk transfer arrangements	11,401	15,383	23,076	31,079
	$31,651	$32,012	$41,526	$99,363

Net payments made to settle losses on credit risk transfer arrangements	$1,225	$128	$2,468	$313

	June 30, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$31,147	$29,377
Derivative and credit risk transfer liabilities — credit risk transfer strip liabilities	(10,479)	(4,060)
Deposits securing credit risk transfer arrangements	1,064,719	1,110,708
Interest-only security payable at fair value	(36,553)	(34,222)
	$1,048,834	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$31,147	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,064,719	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$20,356,165	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$19,791,362	$20,628,148
30-89 days delinquent	$386,978	$414,605
90-179 days delinquent	$106,898	$131,191
180 or more days delinquent	$46,254	$51,343
Foreclosure	$24,673	$24,017
Bankruptcy	$65,532	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $10.5 million and $4.1 million in CRT strip and CRT derivative liabilities at June 30, 2025 and December 31, 2024, respectively.

The performance of our investments in CRT arrangements during the six months ended June 30, 2025 reflects credit spread widening, as compared to the six months ended June 30, 2024, which reflected credit spread tightening.

Net Gains on Loans Acquired for Sale

Our net gains on loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$(11,618)	$(40,228)	$(13,533)	$(71,405)
Hedging activities	(21,055)	26,027	(79,117)	(43,929)
	(32,673)	(14,201)	(92,650)	(115,334)
Non-cash gains:
Receipt of MSRs in loan sale transactions	44,030	40,619	91,039	71,868
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(227)	(204)	(531)	(458)
Reduction in liability due to change in estimate	912	6,540	2,080	13,418
	685	6,336	1,549	12,960
Changes in fair value of financial instruments held at end of period:
Interest rate lock commitments	2,904	(3,292)	7,078	(5,980)
Loans	(8,515)	(488)	(21,959)	5,807
Hedging derivatives	8,717	(18,864)	40,420	53,702
	3,106	(22,644)	25,539	53,529
	47,821	24,311	118,127	138,357
Total from nonaffiliates	15,148	10,110	25,477	23,023
From PFSI—cash	2,658	2,050	4,673	3,655
	$17,806	$12,160	$30,150	$26,678

Interest rate lock commitments issued on loans acquired for sale:
To nonaffiliates	$3,538,623	$2,602,246	$6,273,979	$5,074,106
To PFSI	28,657,935	9,913,553	50,753,290	18,527,843
	$32,196,558	$12,515,799	$57,027,269	$23,601,949
Acquisition of loans for sale (unpaid principal balance):
To nonaffiliates	$3,085,840	$2,229,397	$5,867,562	$4,001,078
To PFSI	26,755,571	20,307,301	46,979,204	36,663,845
	$29,841,411	$22,536,698	$52,846,766	$40,664,923

The changes in gain on loans acquired for sale during the quarter and six months ended June 30, 2025, as compared to the same periods in 2024, reflect the effect of increased loan production supplemented by increased gain on sale margins.

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

We recorded a provision for losses relating to representations and warranties relating to current period loan sales of $227,000 and $531,000 for the quarter and six months ended June 30, 2025, respectively, and $204,000 and $458,000 for the quarter and six months ended June 30, 2024, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of period	$15,782	$13,881	$15,289	$12,124
New indemnifications	—	1,297	493	3,054
Less: indemnified loans sold, repaid or refinanced	195	—	195	—
Loans indemnified at end of period	$15,587	$15,178	$15,587	$15,178
Indemnified loans indemnified by correspondent lenders at end of period			$6,045	$5,969
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$5,488	$5,488
Repurchase activity (unpaid principal balance):
Loans repurchased	$8,251	$10,256	$13,097	$17,771
Less:
Loans repurchased by correspondent sellers	5,149	6,022	9,932	12,001
Loans resold or repaid by borrowers	—	669	2,703	3,457
Net loans repurchased with losses chargeable to liability to representations and warranties	$3,102	$3,565	$462	$2,313
Losses charged to liability for representations and warranties	$206	$—	$273	$—
At end of period:
Loans subject to representations and warranties			$218,738,822	$222,907,138
Liability for representations and warranties			$5,064	$13,183

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans acquired for sale at fair value. We recorded a $912,000 and $2.1 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2025, respectively, compared to $6.5 million and $13.4 million for the quarter and six months ended June 30, 2024, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees increased during the quarter and six months ended June 30, 2025, as we purchased more loans for sale to nonaffiliates compared to the same periods in 2024.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees	$158,238	$164,942	$314,354	$328,310
Effect of mortgage servicing rights and hedging results	(134,291)	(68,448)	(317,617)	(186,111)
Net loan servicing fees	$23,947	$96,494	$(3,263)	$142,199

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Contractually specified servicing fees	$153,111	$162,127	$305,310	$322,484
Ancillary and other fees:
Late charges	1,036	982	2,063	1,975
Other	4,091	1,833	6,981	3,851
	5,127	2,815	9,044	5,826
	$158,238	$164,942	$314,354	$328,310
Average UPB of underlying loans	$222,991,951	$229,124,554	$224,208,538	$229,767,433

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

The change in contractually-specified fees during the quarter and six months ended June 30, 2025 is due primarily to the slight reduction in our MSR servicing portfolio, reflecting the shift of a portion of our loan sales from sales to nonaffiliates with servicing rights retained to sales to PLS that include the transfer of servicing rights to PLS.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$22,713	$46,039	$(33,118)	$117,609
Recapture income from PFSI	1,474	473	2,682	826
Hedging results	(60,637)	(18,365)	(100,581)	(108,179)
	(36,450)	28,147	(131,017)	10,256
Realization of expected cash flows	(97,841)	(96,595)	(186,600)	(196,367)
	$(134,291)	$(68,448)	$(317,617)	$(186,111)
Average balance of mortgage servicing rights	$3,766,521	$3,980,010	$3,794,673	$3,969,941

Changes in fair value due to changes in valuation inputs used in our valuation model during the six months ended June 30, 2025 reflect the effects of expectations for faster future prepayments of the underlying loans due to decreases in interest rates during the six months ended June 30, 2025, compared to increasing interest rates during the same period in 2024.

The increase in loan recapture income from PFSI reflects the increase in refinancing activity in our MSR portfolio during the quarter and six months ended June 30, 2025, as compared to the same period in 2024. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results during the quarter and six months ended June 30, 2025 were primarily attributable to the impact of volatile interest rates and resulting elevated hedging costs, which were partially offset by fair value gains in Agency MBS.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

Following is a summary of our loan servicing portfolio by collection status:

	June 30, 2025	December 31, 2024
	(in thousands)
UPB of loans outstanding	$221,632,326	$226,237,613
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,668,527	$2,645,952
90 or more days delinquent:
Not in foreclosure	$1,005,862	$1,084,587
In foreclosure	$131,194	$106,092
Bankruptcy	$322,815	$285,163

Following is a summary of characteristics of the loans comprising our MSR servicing portfolio as of June 30, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Fannie Mae	$108,331,655	422	3.8%	55	295	$257	757	75%	51%	0.9%
Freddie Mac	108,903,280	390	3.9%	45	303	$279	761	75%	55%	0.6%
Other (2)	4,397,391	15	5.1%	39	318	$283	762	72%	57%	0.6%
	$221,632,326	827	3.9%	49	299	$268	759	75%	53%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30, 2025			Quarter ended June 30, 2024
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$5,575	$477,506	4.70%	$7,085	$489,139	5.83%
Mortgage-backed securities	54,761	3,984,945	5.53%	58,418	3,975,643	5.91%
Loans acquired for sale	35,917	2,204,825	6.55%	14,958	854,406	7.04%
Loans held for investment	50,694	3,766,027	5.41%	13,457	1,380,857	3.92%
Deposits securing CRT arrangements	11,401	1,079,300	4.25%	15,383	1,178,441	5.25%
	158,348	11,512,603	5.53%	109,301	7,878,486	5.58%
Placement fees relating to custodial funds	37,736			41,530
Other	397			1,004
	$196,481	$11,512,603	6.86%	$151,835	$7,878,486	7.75%
Liabilities:
Assets sold under agreements to repurchase	$84,336	$6,382,670	5.31%	$77,364	$5,016,206	6.20%
Mortgage loan participation purchase and sale agreements	168	9,666	6.99%	219	11,255	7.83%
Notes payable secured by credit risk transfer and mortgage servicing assets	53,804	2,714,608	7.97%	67,466	2,894,850	9.37%
Unsecured senior notes	15,987	811,731	7.92%	11,629	696,731	6.71%
Asset-backed financings	46,449	3,636,038	5.14%	11,402	1,561,068	2.94%
	200,744	13,554,713	5.96%	168,080	10,180,110	6.64%
Interest shortfall on repayments of loans serviced for Agency securitizations	2,455			1,805
Interest on loan impound deposits	1,460			1,652
Other	490			304
	205,149	$13,554,713	6.09%	171,841	$10,180,110	6.79%
	$(8,668)			$(20,006)

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$11,261	$497,438	4.58%	$15,277	$534,614	5.75%
Mortgage-backed securities	112,995	4,021,995	5.68%	118,189	4,059,328	5.86%
Loans acquired for sale	69,152	2,101,729	6.65%	26,904	779,997	6.94%
Loans held for investment	84,373	3,199,308	5.33%	25,573	1,403,094	3.67%
Deposits securing CRT arrangements	23,076	1,090,340	4.28%	31,079	1,189,311	5.26%
	300,857	10,910,810	5.58%	217,022	7,966,344	5.48%
Placement fees relating to custodial funds	69,765			76,970
Other	1,950			1,402
	$372,572	$10,910,810	6.90%	$295,394	$7,966,344	7.46%
Liabilities:
Assets sold under agreements to repurchase	$165,484	$6,282,348	5.33%	$157,921	$5,080,520	6.25%
Mortgage loan participation purchase and sale agreements	320	9,162	7.06%	465	11,993	7.80%
Notes payable secured by credit risk transfer and mortgage servicing assets	109,059	2,772,009	7.96%	132,455	2,880,677	9.25%
Unsecured senior notes	29,600	760,608	7.87%	21,313	652,615	6.57%
Asset-backed financings	75,164	3,137,311	4.84%	24,080	1,571,443	3.08%
	379,627	12,961,438	5.92%	336,234	10,197,248	6.63%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,884			3,098
Interest on loan impound deposits	2,914			2,999
Other	861			1,037
	387,286	$12,961,438	6.04%	343,368	$10,197,248	6.77%
	$(14,714)			$(47,974)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended June 30, 2025			Six months ended June 30, 2025
	vs.			vs.
	Quarter ended June 30, 2024			Six months ended June 30, 2024
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,345)	$(165)	$(1,510)	$(2,993)	$(1,023)	$(4,016)
Mortgage-backed securities	(3,793)	136	(3,657)	(3,967)	(1,227)	(5,194)
Loans acquired for sale	(1,109)	22,068	20,959	(1,139)	43,387	42,248
Loans held for investment	6,733	30,504	37,237	15,417	43,383	58,800
Deposits securing CRT arrangements	(2,763)	(1,219)	(3,982)	(5,526)	(2,477)	(8,003)
	(2,277)	51,324	49,047	1,792	82,043	83,835
Placement fees relating to custodial funds			(3,794)			(7,205)
Other			(607)			548
	$(2,277)	$51,324	$44,646	$1,792	$82,043	$77,178
Liabilities:
Assets sold under agreements to repurchase	$(12,124)	$19,096	$6,972	$(25,674)	$33,237	$7,563
Mortgage loan participation purchase and sale agreements	(22)	(29)	(51)	(41)	(104)	(145)
Notes payable secured by credit risk transfer and mortgage servicing assets	(9,646)	(4,016)	(13,662)	(18,420)	(4,976)	(23,396)
Unsecured senior notes	2,273	2,085	4,358	4,517	3,770	8,287
Asset-backed financings	12,631	22,416	35,047	18,632	32,452	51,084
	(6,888)	39,552	32,664	(20,986)	64,379	43,393
Interest shortfall on repayments of loans serviced for Agency securitizations			650			786
Interest on loan impound deposits			(192)			(85)
Other			186			(176)
	(6,888)	39,552	33,308	(20,986)	64,379	43,918
	$4,611	$11,772	$11,338	$22,778	$17,664	$33,260

The decrease in net interest expense during the quarter and six months ended June 30, 2025, as compared to the same periods in 2024, is due to greater investment in interest earning assets net of financing supplemented by a reduction in cost of floating rate financing, partially offset by a decrease in earnings from placement fees relating to custodial funds managed for borrowers and investors.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$21,645	$20,264	$43,374	$40,526
Management fees	6,869	7,133	13,881	14,321
Loan fulfillment fees	5,814	4,427	11,104	8,443
Professional services	8,362	2,366	15,344	4,124
Compensation	2,836	1,369	5,806	3,285
Loan collection and liquidation	2,385	671	4,354	2,040
Safekeeping	1,228	961	2,338	1,893
Loan origination	666	533	1,352	1,006
Other	3,390	4,865	6,406	8,775
	$53,195	$42,589	$103,959	$84,413

Expenses increased $10.6 million and $19.5 million, or 25% and 23%, during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees:
Loans acquired for sale	$285	$94	$508	$184
Loans held for investment	226	63	394	125
Mortgage servicing rights	21,134	20,107	42,472	40,217
	$21,645	$20,264	$43,374	$40,526
Average investment in loans:
Acquired for sale	$2,204,825	$854,406	$2,101,729	$779,997
Held for investment	$3,766,027	$1,380,857	$3,199,308	$1,403,094
Average MSR portfolio unpaid principal balance	$222,991,951	$229,124,554	$224,208,538	$229,767,433

Mortgage servicing rights recapture fees	$1,474	$473	$2,682	$826
Unpaid principal balance of loans recaptured	$183,050	$74,208	$342,522	$136,281

Loan servicing fees increased by $1.4 million and $2.8 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to an increase in supplemental fees relating to loan modifications and servicing of delinquent loans in our MSR portfolio.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Base fee	$6,869	$7,133	$13,881	$14,321
Average shareholders' equity amounts used to calculate base management fee expense	$1,836,690	$1,912,522	$1,866,238	$1,919,962

Management fees decreased by $264,000 and $440,000 during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. This decrease reflects lower average shareholders’ equity during the quarter and six months ended June 30, 2025, as compared to the same periods in 2024.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees increased $1.4 million and $2.7 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase was due to an increase in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $6.0 million and $11.2 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to increased legal and consulting fees as a result of our securitization activities during the quarter and six months ended June 30, 2025.

Compensation

Compensation expense increased $1.5 million and $2.5 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to an increased allocation of compensation relating to support staff based on the updated terms of the management agreement as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. This increase was partially offset by a $1.0 million and $2.0 million decrease in common overhead allocation from PFSI during the quarter and six months ended June 30, 2025, respectively, which is included in Other expense.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $1.7 million and $2.3 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to increased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Common overhead allocation from PFSI	$982	$2,000	$1,963	$3,944
Bank service charges	788	548	1,485	1,040
Technology	545	496	960	938
Insurance	251	478	701	954
Other	824	1,343	1,297	1,899
	$3,390	$4,865	$6,406	$8,775

Common overhead allocation from PFSI decreased by $1.0 million and $2.0 million during the quarter and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, due to changes to the allocation method included in the management agreement, described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Income Taxes

We have elected to treat PennyMac Corp. (“PMC”), as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of income.

The Company’s effective tax rate was 55.7% and (60.8)%with consolidated pretax income of $17.0 million and $10.7 million for the quarter and six months ended June 30, 2025. The Company’s TRS recognized a tax expense of $9.7 million on a pretax loss of $11.9 million and a tax benefit of $7.5 million on a pretax loss of $87.2 million for the quarter and six months ended June 30, 2025. For the same periods in 2024, the TRS recognized a tax expense of $3.0 million on pretax income of $9.9 million and a tax benefit of $12.0 million on a pretax loss of $51.0 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The June 30, 2025 quarterly and six month results were impacted by the enactment of California Senate Bill 132, signed into law on June 27, 2025 and effective January 1,

2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. The change in apportionment method resulted in a higher provision tax rate and a repricing of the TRS’s net deferred tax liability.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2025, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended June 30, 2025. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends. One Big Beautiful Bill Act, signed into law on July 4, 2025, permanently extends the 20% deduction. The remainder of the Act’s provisions are not expected to have a material impact on the Company.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2025	2024
	(in thousands)
Assets
Cash and short-term investments	$471,486	$440,892
Mortgage-backed securities at fair value	3,967,045	4,063,706
Loans acquired for sale	2,616,251	2,116,318
Loans held for investment	4,566,532	2,193,575
Derivative assets	52,964	56,840
Deposits securing credit risk transfer arrangements	1,064,719	1,110,708
Mortgage servicing rights and servicing advances	3,809,586	3,972,431
	16,548,583	13,954,470
Other	252,536	454,236
Total assets	$16,801,119	$14,408,706
Liabilities
Debt:
Short-term	$6,835,268	$6,512,531
Long-term:
Recourse	3,541,358	3,535,650
Non-recourse	4,212,681	2,074,597
	7,754,039	5,610,247
	14,589,307	12,122,778
Other	346,167	347,428
Total liabilities	14,935,474	12,470,206
Shareholders’ equity	1,865,645	1,938,500
Total liabilities and shareholders’ equity	$16,801,119	$14,408,706

Total assets increased by approximately $2.4 billion, or 17%, from December 31, 2024 to June 30, 2025, primarily due to an increase of $2.4 billion in Loans held for investment at fair value and $499.9 million in Loans acquired for sale at fair value, offset by a decrease of $162.8 million in mortgage servicing rights and servicing advances.

Asset Acquisitions

Our asset acquisitions are summarized below:

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$17,537,832	$12,369,791	$29,731,942	$22,449,911
Government insured or guaranteed (2)	13,483,971	10,516,470	24,933,006	18,844,488
Jumbo loans	349,738	34,315	698,478	36,904
	$31,371,541	$22,920,628	$55,363,426	$41,331,303

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

During the quarter and six months ended June 30, 2025, we purchased for sale $31.4 billion and $55.4 billion, respectively, in fair value of correspondent production loans as compared to $22.9 and $41.3 billion during the same periods in 2024.

Other Investment Activities

Following is a summary of our net (sales) acquisitions of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$—	$—	$—	$(111,044)
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing	87,074	—	152,609	—
	87,074	—	152,609	(111,044)

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	—	—	—	(830,296)
Principal-only stripped mortgage-backed securities	—	239,875	—	399,460
Senior non-Agency securities	37,082	—	37,082	—
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing	27,490	—	55,976	—
Mortgage servicing rights:
Purchases (price adjustment)	—	(13)	—	29,428
Received in loan sales	44,030	40,619	91,039	71,868
	108,602	280,481	184,097	(329,540)
	$195,676	$280,481	$336,706	$(440,584)

Our acquisitions during the quarter and six months ended June 30, 2025 and 2024 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2025				December 31, 2024
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$2,977,947	$2,981,885	8.2	5.4%	$3,079,492	$3,132,005	8.7	5.4%
Principal-only stripped securities	578,512	712,819	5.9	0.1%	596,300	776,455	6.7	0.1%
Subordinate credit-linked securities	195,401	174,813	3.1	12.1%	196,472	174,813	3.6	12.4%
Senior non-Agency securities	136,133	140,794	11.6	5.3%	105,182	111,479	9.2	5.1%
Interest-only stripped securities	79,052	366,767	7.6	4.8%	86,260	386,040	8.0	4.8%
	$3,967,045	$4,377,078			$4,063,706	$4,580,792

Our Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	June 30, 2025	December 31, 2024
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$31,147	$29,377
Derivative and credit risk transfer strip liabilities- CRT strips	(10,479)	(4,060)
Deposits securing CRT arrangements	1,064,719	1,110,708
Interest-only security payable at fair value	(36,553)	(34,222)
	$1,048,834	$1,101,803
UPB of loans subject to credit guarantee obligations	$20,356,165	$21,249,304

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2025:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,194	$9,480	$2,427	$2,044	$1,685	$526	$20,356
Liquidations:
Balances	$1.7	$11.1	$63.2	$170.3	$126.5	$62.6	$435.4
Losses	$—	$1.3	$6.4	$21.4	$13.6	$7.7	$50.4
Modifications (1):
Balances	$69.6	$560.8	$310.7	$—	$—	$—	$941.1
Losses	$2.3	$24.5	$18.6	$—	$—	$—	$45.4
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.6%	35.1%	35.7%	35.8%
Origination FICO credit score	765	754	736	745	751	743	753
Origination loan-to value ratio	80.6%	83.3%	83.5%	82.5%	80.6%	80.9%	82.4%
Current loan-to value ratio (2)	48.7%	48.6%	46.5%	41.4%	37.4%	35.0%	46.4%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$450	$949	$307	$220	$333	$101	$2,360
Florida	457	903	310	214	176	46	2,106
Texas	492	815	193	173	203	77	1,953
Virginia	226	422	89	94	118	51	1,000
Maryland	166	408	112	119	112	29	946
Other	2,403	5,983	1,416	1,224	743	222	11,991
	$4,194	$9,480	$2,427	$2,044	$1,685	$526	$20,356

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,422	$3,233	$865	$702	$526	$159	$6,907
Southwest	1,083	2,078	454	399	305	108	4,427
West	906	1,976	614	451	482	142	4,571
Northeast	395	1,199	288	297	219	80	2,478
Midwest	388	994	206	195	153	37	1,973
	$4,194	$9,480	$2,427	$2,044	$1,685	$526	$20,356

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,176	$9,385	$2,377	$2,034	$1,682	$524	$20,178
90 - 179 Days	10	57	27	8	3	2	107
180+ Days	5	26	14	1	—	—	46
Foreclosure	3	12	9	1	—	—	25
	$4,194	$9,480	$2,427	$2,044	$1,685	$526	$20,356
Bankruptcy	$6	$35	$15	$5	$4	$1	$66

Cash Flows

Our cash flows for the quarters ended June 30, 2025 and 2024 are summarized below:

	Six months ended June 30,
	2025	2024
	(in thousands)
Operating activities	$(2,609,863)	$(98,571)
Investing activities	313,144	763,481
Financing activities	2,321,925	(815,261)
Net cash flows	$25,206	$(150,351)

Our cash flows resulted in a net increase in cash of $25.2 million during the six months ended June 30, 2025, as discussed below.

Operating activities

Cash used in operating activities totaled $2.6 billion for the six months ended June 30, 2025, as compared to cash used in our operating activities of $98.6 million during the six months ended June 30, 2024. Cash flows from operating activities are influenced by cash flows from loans acquired for sale as shown below:

	Six months ended June 30,
	2025	2024
	(in thousands)
Operating cash flows from:
Loans acquired for sale	$(3,010,602)	$(19,096)
Other	400,739	(79,475)
	$(2,609,863)	$(98,571)

Cash flows from loans acquired for sale primarily reflect changes in the level of production inventory as well as cash flows relating to associated hedging activities from the beginning to end of the period presented. Our inventory of loans held for sale increased during six months ended June 30, 2025, as compared to the same period in 2024, offset by other operating cash flows during the six months ended June 30, 2025.

Investing activities

Net cash provided by our investing activities was $313.1 million for the six months ended June 30, 2025, as compared to net cash provided by our investing activities of $763.5 million during the six months ended June 30, 2024, which included significant sales of MBS.

Financing activities

Net cash provided by our financing activities was $2.3 billion for the six months ended June 30, 2025, as compared to net cash used in our financing activities of $815.3 million during the six months ended June 30, 2024. This change primarily reflects the increase in borrowings required to finance the increase in inventory of loans held for sale during the quarter ended June 30, 2025.

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

On June 27, 2024, the Company, the Issuer Trusts, PMC and PMH issued an aggregate principal amount of $355 million in secured term notes (the “Series 2024-FT1 Term Notes”) as part of the structured finance transaction that PMC and PMH use to finance Fannie Mae MSRs and related excess servicing spread and servicing advance receivables. The initial 3.5-year term of the Series 2024-FT1 Term Notes is set to mature on December 27, 2027, unless the Company exercises a six-month optional extension.

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

Our debt financing is summarized below:

	June 30, 2025
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Mortgage loan participation purchase and sale agreements	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$471,486	$—	$471,486	$—	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	3,635,511	—	3,635,511	3,541,994	—	—	3,541,994
Non-consolidated subordinate credit-linked securities	195,401	—	195,401	137,987	—	—	137,987
Senior non-Agency securities	136,133	—	136,133	126,837	—	—	126,837
Credit risk transfer securities relating to consolidated variable interest entities	—	1,048,834	1,048,834	130,139	—	636,579	766,718
Subordinate credit-linked and senior non-agency securities relating to consolidated VIEs	—	340,285	340,285	275,608	—	—	275,608
	3,967,045	1,389,119	5,356,164	4,212,565	—	636,579	4,849,144
Loans acquired for sale at fair value	2,616,251	—	2,616,251	2,408,949	8,413	—	2,417,362
Loans held for investment at fair value	4,566,532	(4,564,678)	1,854	—	—	—	—
Derivative assets	52,964	(31,147)	21,817	—	—	—	—
Deposits securing credit risk transfer arrangements	1,064,719	(1,064,719)	—	—	—	—	—
Mortgage servicing rights and servicing advances	3,809,586	48,265	3,857,851	205,341	—	2,029,554	2,234,895
	16,548,583	(4,223,160)	12,325,423	6,826,855	8,413	2,666,133	9,501,401
Other	252,536	—	252,536	—	—	—	—
Total assets and secured financing	$16,801,119	$(4,223,160)	$12,577,959	$6,826,855	$8,413	$2,666,133	9,501,401

Unsecured debt							875,225
Debt excluding non-recourse							10,376,626
Debt in consolidated variable interest entities (2)							4,212,681
Total debt							$14,589,307
Equity							$1,865,645
Debt-to equity ratio:
Excluding non-recourse debt (3)							5.6:1
Total (4)							7.8:1

(1)
The balance sheet information depicted under the column captioned “Consolidated” represents GAAP information and the subsequent columns reflect adjustments to deconsolidate the loan and CRT VIEs to provide investors with a more creditor-aligned view of how our debt relates to the assets we finance. After adjustment, the assets are shown in the securitized form in which they are financed which excludes non-recourse VIE financing. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as calculated based upon GAAP.
(2)
Does not include adjustments for credit risk transfer strip liabilities of $10.5 million.
(3)
Total borrowings reduced by asset-backed financings and interest-only security payable, divided by shareholders’ equity.
(4)
Total borrowings divided by shareholders’ equity.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2025	2024	2025	2024
	(in thousands)
Average balance outstanding	$6,382,670	$5,016,206	$6,282,348	$5,080,520
Maximum daily balance outstanding	$7,603,144	$5,525,266	$7,799,203	$6,562,795
Ending balance (UPB)			$6,833,086	$4,703,577

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $12.0 billion at June 30, 2025.

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

As discussed above, all of our repurchase agreements, and mortgage loan participation purchase and sale agreements have short-term maturities:

•
The transactions relating to loans and real estate acquired in settlement of loans under agreements to repurchase generally provide for terms of approximately one to two years;
•
The transactions relating to loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year;
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between June 30, 2025 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2025:

Counterparty	Amount at risk
(in thousands)
Goldman Sachs & Co. LLC	$166,852
Atlas Securitized Products, L.P.	118,955
Citibank, N.A.	110,330
Bank of America, N.A.	67,170
JPMorgan Chase & Co.	60,547
Barclays Capital Inc.	60,414
Morgan Stanley & Co. LLC	33,374
Wells Fargo Securities, LLC	25,113
RBC Capital Markets, L.P.	20,575
Santander US Capital	17,386
Nomura Holdings America, Inc.	8,766
Bank of Montreal	6,785
Daiwa Capital Markets America Inc.	5,803
Mizuho Financial Group	5,158
BNP Paribas	3,875
$711,103

Senior Notes

In June 2025, the Company issued $105 million principal amount of unsecured 9.00% senior notes due June 15, 2030 (the “June 2030 Senior Notes”) and in February 2025, the Company issued $172.5 million principal amount of unsecured 9.00% senior notes due February 15, 2030, together (the "February 2030 Senior Notes” and, collectively with the June 2030 Senior Notes, the “2030 Senior Notes”). In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (the "2028 Senior Notes”). The 2030 Senior Notes and the 2028 Senior Notes are referred to collectively as the “Senior Notes”.

We may redeem for cash all or any portion of the Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. No “sinking fund” will be provided for the Senior Notes. The 2028 Senior Notes may be redeemed on or after September 30, 2025, the June 2030 Senior Notes may be redeemed on or after June 15, 2027 and the February 2030 Senior Notes may be redeemed on or after February 15, 2027.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

June 30, 2025
(in thousands)
Loans acquired for sale at fair value	$2,616,251
Mortgage servicing rights at fair value	3,787,371
Other assets
From nonaffiliates	656,841
From PFSI	14,862
From non-issuer or non-guarantor subsidiaries (1)	356,480
Total assets	$7,431,805

Total liabilities
Payable to nonaffiliates	$1,948,217
Payable to PFSI	21,523
Payable to non-issuer or non-guarantor subsidiaries	5,236,114
$7,205,854

Six months ended June 30, 2025
(in thousands)
Net investment income
From nonaffiliates	$99,551
From PFSI	7,355
From non-issuer or non-guarantor subsidiaries (1)	(127,520)
Expenses
From nonaffiliates	25,159
From PFSI	63,464
Pre-tax loss	(109,237)
Benefit from income taxes	(27,965)
Net loss	$(81,272)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of June 30, 2025.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2025, we have not entered into any off-balance sheet arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2025, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$201,446	$143,569	$102,056	$(117,232)	$(178,717)	$(497,051)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2025, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Pricing spread	$198,997	$97,044	$47,928	$(46,780)	$(92,450)	$(180,597)
Prepayment speed	$237,102	$114,525	$56,308	$(54,493)	$(107,260)	$(207,940)
Annual per-loan cost of servicing	$65,421	$32,710	$16,355	$(16,355)	$(32,710)	$(65,421)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$36,657	$18,069	$8,970	$(8,847)	$(17,569)	$(34,654)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(9,707)	$(5,858)	$(2,671)	$2,252	$4,132	$5,702

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2025.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended June 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
April 1, 2025 – April 30, 2025	—	$—	—	$73,353
May 1, 2025 – May 31, 2025	—	$—	—	$73,353
June 1, 2025 – June 30, 2025	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

4.1	Indenture, dated as of June 10, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	June 10, 2025

4.2

First Supplemental Indenture, dated as of June 10, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.

		8-K	June 10, 2025

4.3	Form of 9.00% Senior Notes due 2030 (included in Exhibit 4.2 hereto).	8-K	June 10, 2025

10.1

Amendment No. 1 to Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of June 23, 2025.

*

10.2	Amendment No. 1 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of June 23, 2025.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (ii) the Consolidated Statements of Operations for the quarter ended June 30, 2025 and June 30, 2024, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter ended June 30, 2025 and June 30, 2024, (iv) the Consolidated Statements of Cash Flows for the quarter ended June 30, 2025 and June 30, 2024 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: July 30, 2025	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: July 30, 2025	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)