Form 10-Q
period 2025-09-30
PennyMac Mortgage Investment Trust
filed 2025-10-29
CIK 1464423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2025
Common Shares of Beneficial Interest, $0.01 par value	87,016,604

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2025

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
•
a prolonged federal government shutdown could increase loan delinquencies, delay the processing of government loan applications and make it more difficult for customers in flood-prone areas to procure government-backed insurance;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2025	2024
	(in thousands, except share information)
ASSETS
Cash	$263,488	$337,694
Short-term investments at fair value	181,043	103,198
Mortgage-backed securities at fair value pledged to creditors	4,609,164	4,063,706
Loans held for sale at fair value ($2,398,221 and $2,087,615 pledged to creditors, respectively)	2,421,033	2,116,318
Loans held for investment at fair value ($5,981,451 and $2,191,869 pledged to creditors, respectively)	5,983,197	2,193,575
Derivative assets with non-affiliates ($31,432 and $29,377 pledged to creditors, respectively)	51,345	56,840
Derivative assets with PennyMac Financial Services, Inc.	7,097	—
Deposits securing credit risk transfer arrangements pledged to creditors	1,033,008	1,110,708
Mortgage servicing rights at fair value ($3,608,170 and $3,807,065 pledged to creditors, respectively)	3,668,755	3,867,394
Servicing advances ($50,338 and $89,396 pledged to creditors, respectively)	61,599	105,037
Due from PennyMac Financial Services, Inc.	18,171	16,015
Other ($527 pledged to creditors as of December 31, 2024)	227,771	438,221
Total assets	$18,525,671	$14,408,706
LIABILITIES
Assets sold under agreements to repurchase	$7,708,183	$6,500,938
Mortgage loan participation purchase and sale agreements	—	11,593
Notes payable secured by credit risk transfer and mortgage servicing assets	2,248,609	2,929,790
Unsecured senior notes	876,510	605,860
Interest-only security payable at fair value	36,558	34,222
Asset-backed financings of variable interest entities at fair value	5,439,582	2,040,375
Derivative and credit risk transfer strip liabilities with non-affiliates at fair value	10,407	7,351
Derivative liabilities with PennyMac Financial Services, Inc.	1,779	—
Accounts payable and accrued liabilities	135,585	139,124
Due to PennyMac Financial Services, Inc.	40,165	30,206
Income taxes payable	143,832	163,861
Liability for losses under representations and warranties	5,152	6,886
Total liabilities	16,646,362	12,470,206

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,016,604 and 86,860,960 shares, respectively	870	869
Additional paid-in capital	1,926,552	1,925,067
Accumulated deficit	(589,595)	(528,918)
Total shareholders’ equity	1,879,309	1,938,500
Total liabilities and shareholders’ equity	$18,525,671	$14,408,706

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	September 30,	December 31,
	2025	2024
	(in thousands)
ASSETS
Loans held for investment at fair value	$5,981,451	$2,191,709
Derivative assets	31,432	29,377
Deposits securing credit risk transfer arrangements	1,033,008	1,110,708
Other—interest receivable	25,190	6,382
	$7,071,081	$3,338,176
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$5,439,582	$2,040,375
Derivative and credit risk transfer strip liabilities at fair value	9,330	4,060
Interest-only security payable at fair value	36,558	34,222
Accounts payable and accrued liabilities—interest payable	25,190	6,382
	$5,510,660	$2,085,039

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands, except earnings per common share)
Net investment income
Net gains on investments and financings	$64,087	$146,695	$160,080	$166,705
Net gains on loans held for sale at fair value:
From nonaffiliates	14,326	18,065	39,803	41,088
From PennyMac Financial Services, Inc.	531	1,994	5,204	5,649
	14,857	20,059	45,007	46,737
Loan origination fees	3,095	6,640	9,632	11,099
Net loan servicing fees:
From nonaffiliates
Contractually specified	151,395	162,605	456,705	485,089
Other	4,428	4,012	13,472	9,838
	155,823	166,617	470,177	494,927
Change in fair value of mortgage servicing rights	(116,379)	(184,918)	(336,097)	(263,676)
Mortgage servicing rights hedging results	(27,360)	(67,220)	(127,941)	(175,399)
	12,084	(85,521)	6,139	55,852
From PennyMac Financial Services, Inc.	3,345	441	6,027	1,267
	15,429	(85,080)	12,166	57,119
Net interest income (expense):
Interest income	230,088	176,734	602,660	472,128
Interest expense	228,394	184,171	615,680	527,539
	1,694	(7,437)	(13,020)	(55,411)
Results of real estate acquired in settlement of loans	(27)	(65)	(169)	(155)
Other	97	52	202	173
Net investment income	99,232	80,864	213,898	226,267
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	21,012	22,240	64,386	62,766
Management fees	6,912	7,153	20,793	21,474
Loan fulfillment fees	6,162	11,492	17,266	19,935
Professional services	8,608	2,614	23,952	6,738
Compensation	2,817	1,326	8,623	4,611
Loan collection and liquidation	1,503	2,257	5,857	4,297
Safekeeping	1,194	1,174	3,532	3,067
Loan origination	794	1,408	2,146	2,414
Other	3,232	4,666	9,638	13,441
Total expenses	52,234	54,330	156,193	138,743
Income before benefit from income taxes	46,998	26,534	57,705	87,524
Benefit from income taxes	(11,298)	(14,873)	(17,805)	(26,925)
Net income	58,296	41,407	75,510	114,449
Dividends on preferred shares of beneficial interest	10,455	10,455	31,364	31,364
Net income attributable to common shareholders	$47,841	$30,952	$44,146	$83,085
Earnings per common share
Basic	$0.55	$0.36	$0.50	$0.95
Diluted	$0.55	$0.36	$0.50	$0.95
Weighted average common shares outstanding
Basic	87,017	86,861	86,979	86,800
Diluted	87,017	86,861	86,979	86,800

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645
Net income	—	—	—	—	—	58,296	58,296
Share-based compensation	—	—	—	—	812	—	812
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,989)	(34,989)
Balance at September 30, 2025	22,400	$541,482	87,017	$870	$1,926,552	$(589,595)	$1,879,309

	Quarter ended September 30, 2024
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2024	22,400	$541,482	86,861	$869	$1,923,780	$(526,262)	$1,939,869
Net income	—	—	—	—	—	41,407	41,407
Share-based compensation	—	—	—	—	816	—	816
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,850)	(34,850)
Balance at September 30, 2024	22,400	$541,482	86,861	$869	$1,924,596	$(530,160)	$1,936,787

	Nine months ended September 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	75,510	75,510
Share-based compensation	—	—	156	1	1,485	—	1,486
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,823)	(104,823)
Balance at September 30, 2025	22,400	$541,482	87,017	$870	$1,926,552	$(589,595)	$1,879,309

	Nine months ended September 30, 2024
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	114,449	114,449
Share-based compensation	—	—	237	3	1,159	—	1,162
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,550)	(104,550)
Balance at September 30, 2024	22,400	$541,482	86,861	$869	$1,924,596	$(530,160)	$1,936,787

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash flows from operating activities
Net income	$75,510	$114,449
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on investments and financings	(160,080)	(166,705)
Net gains on loans held for sale	(45,007)	(46,737)
Change in fair value of mortgage servicing rights	336,097	263,676
Mortgage servicing rights hedging results	127,941	175,399
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans held for investment, and asset-backed financings	(27,036)	(25,967)
Amortization of debt issuance costs	15,322	16,742
Results of real estate acquired in settlement of loans	169	155
Share-based compensation expense	2,613	3,008
Purchase of loans held for sale from nonaffiliates	(59,033,943)	(67,670,193)
Purchase of loans held for sale from PennyMac Financial Services, Inc.	(5,673,014)	(191,250)
Sale to nonaffiliates and repayment of loans held for sale	7,480,047	9,340,802
Sale of loans held for sale to PennyMac Financial Services, Inc.	52,856,500	57,502,461
Repurchase of loans subject to representations and warranties	(21,113)	(25,318)
Decrease in servicing advances	43,309	134,885
Increase in due from PennyMac Financial Services, Inc.	(2,156)	(8,482)
Decrease (increase) in other assets	131,263	(225,737)
Decrease in accounts payable and accrued liabilities	(3,838)	(242,451)
Increase in due to PennyMac Financial Services, Inc.	9,959	3,341
Decrease in income taxes payable	(20,029)	(34,459)
Net cash used in operating activities	(3,907,486)	(1,082,381)
Cash flows from investing activities
Net (increase) decrease in short-term investments	(77,845)	25,551
Purchase of mortgage-backed securities	(942,462)	(479,960)
Sale and repayment of mortgage-backed securities	552,184	1,245,129
Repayment of loans held for investment	299,531	75,113
Net settlement of derivative financial instruments	5,110	(1,346)
Distribution from credit risk transfer arrangements	115,232	118,668
Purchase of mortgage servicing rights	—	(27,981)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(675)	(341)
Sale of real estate acquired in settlement of loans	686	1,127
(Increase) decrease in margin deposits	(74,811)	122,389
Net cash (used in) provided by investing activities	(123,050)	1,078,349

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Nine months ended September 30,
	2025	2024
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	88,710,128	91,889,781
Repurchase of assets sold under agreements to repurchase	(87,506,607)	(91,766,070)
Issuance of mortgage loan participation purchase and sale agreements	665,124	1,771,100
Repayment of mortgage loan participation purchase and sale agreements	(676,775)	(1,742,221)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	150,000	1,306,500
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(835,552)	(1,384,419)
Issuance of unsecured senior notes	277,500	216,500
Issuance of asset-backed financings of variable interest entities	3,617,501	8,137
Repayment of asset-backed financings of variable interest entities	(293,955)	(73,083)
Payment of debt issuance costs	(14,019)	(21,260)
Payment of dividends to preferred shareholders	(31,364)	(31,364)
Payment of dividends to common shareholders	(104,524)	(104,450)
Payment of vested share-based compensation tax withholdings	(1,127)	(1,846)
Net cash provided by financing activities	3,956,330	67,305
Net (decrease) increase in cash	(74,206)	63,273
Cash at beginning of period	337,694	281,085
Cash at end of period	$263,488	$344,358
Supplemental cash flow information
Payments, net:
Income taxes	$2,223	$7,534
Interest	$615,598	$564,417
Non-cash investing activities:
Recognition of loans held for investment resulting from initial consolidation of variable interest entities	$4,013,749	$—
Receipt of mortgage servicing rights as proceeds from sales of loans	$136,783	$159,456
Unsettled purchase of mortgage servicing rights	$—	$1,447
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	$—	$35,609
Non-cash financing activities:
Dividends declared, not paid	$35,137	$34,850

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

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored enterprises ("GSEs") such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) or to PLS primarily for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"), or the GSEs. Freddie Mac, Fannie Mae and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The Company may also securitize loans directly and retain senior and subordinate MBS created in the securitizations.

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

These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of the income that may be expected for the full year. Intercompany accounts and transactions have been eliminated.

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

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS and MSRs.

The Company is exposed to fair value risk and credit risk and, as a result of prevailing market conditions, may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS as well as credit losses arising from its investments in CRT arrangements and subordinate MBS.

Fair Value Risk

The Company carries its non-cash financial assets and MSRs at fair value with changes in fair value included in its income:

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

Under the Servicing Agreement, as amended, servicing fees for all subserviced MSRs and loans are established at a per loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or real estate acquired in settlement of loans (“REO") as shown below:

•
Through September 30, 2025, the per-loan base servicing fees for loans subserviced by PLS on the Company’s behalf were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. Effective October 1, 2025, the per loan base servicing fees for mortgage loans are $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans.
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

Through 2024, the loan servicing fees were established based on whether the serviced loans were “prime” loans (loans included in PMT’s MSRs, private label securitization portfolios and its inventory of loans held for sale) or “special servicing” loans (loans purchased by PMT with credit deterioration) as follows:

Prime Servicing

•
The per-loan base servicing fees for prime loans subserviced by PLS on the Company’s behalf were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
•
To the extent that prime loans became delinquent, PLS was entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property became REO.
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

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees:
Loans held for sale	$383	$158	$891	$342
Loans held for investment	(233)	60	161	185
Mortgage servicing rights	20,862	22,022	63,334	62,239
	$21,012	$22,240	$64,386	$62,766
Average investment in loans:
Held for sale	$2,058,167	$1,069,653	$2,087,048	$1,002,719
Held for investment	$5,235,047	$1,388,368	$3,885,345	$1,401,643
Average MSR portfolio unpaid principal balance	$220,178,747	$227,804,449	$222,854,243	$229,174,686

Mortgage servicing rights recapture fees	$3,345	$441	$6,027	$1,267
Unpaid principal balance of loans recaptured	$205,055	$71,370	$547,577	$207,651

Correspondent Production Activities

Mortgage Banking Servicing Agreement

The Company is provided fulfillment and other services for the operation of its correspondent production business under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans; correspondent seller performance and credit monitoring; and the sale of loans through secondary mortgage markets on behalf of the Company.

The mortgage banking services agreement was amended and renewed effective January 1, 2025. As part of the amendment of the mortgage banking services agreement, PLS assumed the role of initial correspondent loan purchaser instead of the Company effective July 1, 2025. Under the amended agreement, the Company retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described below. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. As a result of the new structure, the sourcing fee arrangement described below no longer has any effect for correspondent loan commitments entered into beginning on July 1, 2025.

Effective January 1, 2025, fulfillment fees in any quarter shall not exceed the following:

•
the number of non-Ginnie Mae loan commitments issued during the quarter after applying a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of (i) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, to (ii) the total number of non-Ginnie Mae loan commitments issued during the quarter (as determined after applying the applicable pull-through factor to each such non-Ginnie Mae loan commitment), plus
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of (i) the number of loans purchased by the Company during the quarter and thereafter retained by PMT prior to sale or securitization to (ii) the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are sold or securitized to parties other than Freddie Mac or Fannie Mae; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans, any Freddie Mac mortgage loan or Fannie Mae mortgage loan acquired by PLS from the Company on a discretionary basis, or any mortgage loan acquired by the Company from PLS on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

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

The Company does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and/or to act as a servicer for loans in Ginnie Mae MBS. Accordingly, under the mortgage banking services agreement, through June 30, 2025, PLS purchased mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at its cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans were held by the Company before purchase by PLS. PLS could also acquire conventional loans from the Company on the same terms upon mutual agreement between the Company and PLS.

While PLS purchased these mortgage loans “as is” and without recourse of any kind from the Company, where PLS has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of the Company.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under a mortgage loan purchase and sale agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Loan fulfillment fees earned by PLS	$6,162	$11,492	$17,266	$19,935
Unpaid principal balance of loans fulfilled by PLS (1)	$3,343,181	$5,948,057	$9,210,743	$9,949,135

Sourcing fees received from PLS included in Net gains on loans held for sale	$531	$1,994	$5,204	$5,649
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured	$3,081,974	$11,843,268	$27,060,094	$30,200,608
Conventional conforming	2,322,914	8,092,380	24,984,726	26,289,016
	$5,404,888	$19,935,648	$52,044,820	$56,489,624

Purchases of loans held for sale from PLS:
Under the fulfillment agreement	$2,656,334	$—	$2,656,334	$—
Other	1,326,988	191,250	3,016,680	191,250
	$3,983,322	$191,250	$5,673,014	$191,250

Tax service fees paid to PLS	$558	$1,112	$1,537	$1,902

(1)
Amounts include loans purchased directly by the Company and loans purchased from PLS under the fulfillment agreement.

	September 30, 2025	December 31, 2024
	(in thousands)
Loans included in Loans held for sale at fair value pending sale to PLS	$2,584	$602,108

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
•
A performance incentive fee that is calculated annually at a defined annualized percentage of the amount by which “net income,” for a fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”

The performance incentive fee is equal to the sum of:

•
10% of the amount by which “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” plus the “high watermark”, up to (ii) a 12% return on “common shareholders’ equity” during the fiscal year; plus
•
15% of the amount by which “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” plus the “high watermark”, up to (ii) a 16% return on “common shareholders’ equity” during the fiscal year; plus
•
20% of the amount by which “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the fiscal year plus the “high watermark.”

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Base management fee	$6,912	$7,153	$20,793	$21,474
Performance incentive fee	—	—	—	—
	$6,912	$7,153	$20,793	$21,474
Average shareholders' equity amounts used to calculate base management fee expense	$1,828,365	$1,897,006	$1,853,613	$1,912,310

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$6,873	$6,318	$16,437	$15,511
Compensation	1,629	165	4,886	495
Common overhead	982	1,867	2,945	5,811
	$9,484	$8,350	$24,268	$21,817
Payments and settlements during the period (1)	$27,709	$31,752	$88,385	$91,100

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both September 30, 2025 and December 31, 2024.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2025	December 31, 2024
	(in thousands)
Due from PFSI-Miscellaneous receivables	$18,171	$16,015

Due to PFSI:
Correspondent production activities	$24,277	$11,122
Management fees	6,912	7,149
Loan servicing fees	6,778	6,822
Allocated expenses and expenses and costs	2,198	3,508
Fulfillment fees	—	1,605
	$40,165	$30,206

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	September 30, 2025	December 31, 2024
	(in thousands)
Servicing advances	$61,599	$105,037
Other assets-Real estate acquired in settlement of loans	835	1,265
	$62,434	$106,302

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cash flows:
Proceeds from sales	$2,496,351	$5,172,208	$7,480,047	$9,340,802
Loan servicing fees received	$151,395	$162,605	$456,705	$485,089

The following table summarizes for the dates presented collection status information for loan transfers that are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2025	December 31, 2024
	(in thousands)
Unpaid principal balance of loans outstanding	$215,531,799	$222,761,227
Collection status (Unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,714,650	$2,618,767
90 or more days delinquent:
Not in foreclosure	$980,439	$1,078,362
In foreclosure	$117,024	$105,810
Bankruptcy	$336,957	$281,821

Custodial funds managed by the Company (1)	$3,338,306	$2,385,602

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

The Company has concluded that the subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ income. For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities. For CRT securities where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are included on the consolidated balance sheet in Derivative and credit risk transfer strip liabilities. Gains and losses on the derivatives, strips and the IO ownership interest sold to a nonaffiliate included in the CRT arrangements are included in Net gains on investments and financings in the consolidated statements of income.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,599	$3,275	$8,034	$10,248
Valuation changes	348	5,460	2,268	13,716
	2,947	8,735	10,302	23,964
Credit risk transfer strips
Realized	9,623	10,990	29,350	34,368
Valuation changes	1,177	3,499	(5,124)	33,217
	10,800	14,489	24,226	67,585
Interest-only security payable at fair value — valuation changes	(5)	(2,390)	(2,336)	(2,431)
	13,742	20,834	32,192	89,118
Interest income — Deposits securing credit risk transfer arrangements	11,125	15,042	34,201	46,121
	$24,867	$35,876	$66,393	$135,239

Net payments made to settle losses on credit risk transfer arrangements	$1,250	$827	$3,718	$1,140

	September 30, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$31,432	$29,377
Derivative and credit risk transfer liabilities — credit risk transfer strip liabilities	(9,330)	(4,060)
Deposits securing credit risk transfer arrangements	1,033,008	1,110,708
Interest-only security payable at fair value	(36,558)	(34,222)
	$1,018,552	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$31,432	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,033,008	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$19,937,381	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$19,314,008	$20,628,148
30-89 days delinquent	$433,928	$414,605
90-179 days delinquent	$105,783	$131,191
180 or more days delinquent	$59,042	$51,343
Foreclosure	$24,620	$24,017
Bankruptcy	$68,491	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $9.3 million and $4.1 million in CRT strip liabilities at September 30, 2025 and December 31, 2024, respectively.

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

The Company recognizes the interest earned on the loans owned by the VIEs as Interest income and the interest attributable to the asset-backed securities issued to nonaffiliates by the VIEs as Interest expense on its consolidated statements of income.

Following is a summary of the Company’s investment in MBS backed by assets held in consolidated VIEs:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings:
Loans held for investment at fair value	$48,488	$75,360	$90,800	$71,381
Asset-backed financings at fair value	(35,707)	(72,922)	(79,923)	(64,151)
Interest income	67,153	16,037	151,513	41,594
Interest expense	65,409	10,838	140,573	34,918
	$14,525	$7,637	$21,817	$13,906

	September 30, 2025	December 31, 2024
	(in thousands)
Loans held for investment at fair value	$5,981,451	$2,191,709
Asset-backed financings at fair value	$5,439,582	$2,040,375
Retained mortgage-backed securities at fair value pledged to secure Assets sold under agreements to repurchase	$473,472	$130,839

Financing of Mortgage Servicing Assets

The Company entered into financing transactions in which it pledged participation interests in its Fannie Mae MSRs to VIEs which issued variable funding notes, term notes and term loans backed by the participation interests. The Company holds the variable funding notes and acts as guarantor of the variable funding notes, term notes and term loans. The Company determined that it is the primary beneficiary of the VIEs because, as the holder of the variable funding notes and issuer of performance guarantees, it holds the variable interests in the VIEs. Therefore, the Company consolidates the VIEs.

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assigned inputs used to determine fair value. The fair value level assigned to an asset or liability is based on the lowest level of input that is significant to the fair value measurement. These levels are:

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$181,043	$—	$—	$181,043
Mortgage-backed securities	—	4,533,807	75,357	4,609,164
Loans held for sale	—	2,418,699	2,334	2,421,033
Loans held for investment	—	5,981,451	1,746	5,983,197
Derivative assets with non-affiliates:
Call options on interest rate futures purchase contracts	3,387	—	—	3,387
Put options on interest rate futures purchase contracts	4,508	—	—	4,508
Forward purchase contracts	—	2,466	—	2,466
Forward sale contracts	—	8,051	—	8,051
Credit risk transfer derivatives	—	—	31,432	31,432
Total derivative assets with non-affiliates before netting	7,895	10,517	31,432	49,844
Netting	—	—	—	1,501
Total derivative assets with non-affiliates after netting	7,895	10,517	31,432	51,345
Derivative assets with PennyMac Financial Services, Inc.:
Interest rate lock commitments	—	—	7,097	7,097
Forward purchase contracts	—	534	—	534
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	534	7,097	7,631
Netting	—	—	—	(534)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	534	7,097	7,097
Mortgage servicing rights	—	—	3,668,755	3,668,755
	$188,938	$12,945,008	$3,786,721	$16,921,634
Liabilities:
Interest-only security payable	$—	$—	$36,558	$36,558
Asset-backed financings of variable interest entities	—	5,439,582	—	5,439,582
Derivative and credit risk transfer strip liabilities with non-affiliates:
Forward purchase contracts	—	2,467	—	2,467
Forward sales contracts	—	26,696	—	26,696
Total derivative liabilities with non-affiliates before netting	—	29,163	—	29,163
Netting	—	—	—	(28,086)
Total derivative liabilities with non-affiliates after netting	—	29,163	—	1,077
Credit risk transfer strips	—	—	9,330	9,330
Total derivative and credit risk transfer strip liabilities with non-affiliates	—	29,163	9,330	10,407
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	1,608	1,608
Forward purchase contracts	—	705	—	705
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	705	1,608	2,313
Netting	—	—	—	(534)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	705	1,608	1,779
	$—	$5,469,450	$47,496	$5,488,326

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$103,198	$—	$—	$103,198
Mortgage-backed securities	—	3,977,446	86,260	4,063,706
Loans held for sale	—	2,108,347	7,971	2,116,318
Loans held for investment	—	2,191,709	1,866	2,193,575
Derivative assets:
Call options on interest rate futures purchase contracts	156	—	—	156
Put options on interest rate futures purchase contracts	6,372	—	—	6,372
Forward purchase contracts	—	614	—	614
Forward sale contracts	—	54,056	—	54,056
MBS put options	—	2,114	—	2,114
CRT derivatives	—	—	29,377	29,377
Interest rate lock commitments	—	—	3,562	3,562
Total derivative assets before netting	6,528	56,784	32,939	96,251
Netting	—	—	—	(39,411)
Total derivative assets after netting	6,528	56,784	32,939	56,840
Mortgage servicing rights	—	—	3,867,394	3,867,394
	$109,726	$8,334,286	$3,996,430	$12,401,031
Liabilities:
Interest-only security payable	$—	$—	$34,222	$34,222
Asset-backed financings of variable interest entities	—	2,040,375	—	2,040,375
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	6,336	—	6,336
Forward sales contracts	—	1,753	—	1,753
Interest rate lock commitments	—	—	3,118	3,118
Total derivative liabilities before netting	—	8,089	3,118	11,207
Netting	—	—	—	(7,916)
Total derivative liabilities after netting	—	8,089	3,118	3,291
Credit risk transfer strips	—	—	4,060	4,060
Total derivative and credit risk transfer strip liabilities	—	8,089	7,178	7,351
	$—	$2,048,464	$41,400	$2,081,948

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments (2)	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Purchases and issuances	—	(1,305)	—	—	13,533	—	—	12,228
Repayments and sales	(4,387)	(3,771)	(99)	(2,662)	—	(9,651)	—	(20,570)
Accrual of unearned discounts	2,161	—	—	—	—	—	—	2,161
Amounts received pursuant to sales of loans	—	—	—	—	—	—	45,744	45,744
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(1,469)	245	(9)	2,947	11,290	10,800	(116,379)	(92,575)
	(1,469)	245	(9)	2,947	11,290	10,800	(116,379)	(92,575)
Transfers of:
Interest rate lock commitments to loans held for sale (3)	—	—	—	—	(25,819)	—	—	(25,819)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	284	284
Balance, September 30, 2025	$75,357	$2,334	$1,746	$31,432	$5,489	$(9,330)	$3,668,755	$3,775,783
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2025	$(1,469)	$(15)	$(31)	$348	$5,489	$1,177	$(116,379)	$(110,880)

(1)
For the purpose of this table, interest rate lock commitments (“IRLC”) and CRT strip asset and liability positions are shown net.
(2)
Includes IRLCs with non-affiliates and PFSI.
(3)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2025
(in thousands)
Interest-only security payable:
Balance, June 30, 2025	$36,553
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	5
5
Balance, September 30, 2025	$36,558
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2025	$5

	Quarter ended September 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2024	$87,841	$7,994	$1,998	$24,305	$1,552	$(16,974)	$3,941,861	$4,048,577
Purchases and issuances	—	(156)	—	—	18,971	—	—	18,815
Repayments and sales	(40,487)	(1,728)	(38)	(3,350)	—	(10,990)	—	(56,593)
Accrual of unearned discounts	2,264	—	—	—	—	—	—	2,264
Amounts received pursuant to sales of loans	—	—	—	—	—	—	87,588	87,588
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(3,971)	(41)	(10)	8,735	27,776	14,489	(184,918)	(137,940)
	(3,971)	(41)	(10)	8,735	27,776	14,489	(184,918)	(137,940)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	35,609	—	—	—	—	—	(35,609)	—
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(42,397)	—	—	(42,397)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	125	125
Balance, September 30, 2024	$81,256	$6,069	$1,950	$29,690	$5,902	$(13,475)	$3,809,047	$3,920,439
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2024	$(3,971)	$(9)	$(19)	$5,460	$5,902	$3,499	$(180,885)	$(170,023)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2024
(in thousands)
Interest-only security payable:
Balance, June 30, 2024	$32,708
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,390
2,390
Balance, September 30, 2024	$35,098
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2024	$2,390

	Nine months ended September 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments (2)	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	1,826	—	—	21,685	—	—	23,511
Repayments and sales	(13,547)	(7,989)	(139)	(8,247)	—	(29,496)	—	(59,418)
Accrual of unearned discounts	6,611	—	—	—	—	—	—	6,611
Amounts received pursuant to sales of loans	—	—	—	—	—	—	136,783	136,783
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(3,967)	526	19	10,302	23,210	24,226	(336,097)	(281,781)
	(3,967)	526	19	10,302	23,210	24,226	(336,097)	(281,781)
Transfers of:
Interest rate lock commitments to loans held for sale (3)	—	—	—	—	(39,850)	—	—	(39,850)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	675	675
Balance, September 30, 2025	$75,357	$2,334	$1,746	$31,432	$5,489	$(9,330)	$3,668,755	$3,775,783
Changes in fair value recognized during the period relating to assets still held at September 30, 2025	$(3,967)	$89	$(1)	$2,268	$5,489	$(5,124)	$(336,097)	$(337,343)

(1)
For the purpose of this table, IRLCs and CRT strip asset and liability positions are shown net.
(2)
Includes IRLCs with non-affiliates and PFSI.
(3)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,336
2,336
Balance, September 30, 2025	$36,558
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2025	$2,336

	Nine months ended September 30, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	5,341	—	—	26,842	—	29,428	61,611
Repayments and sales	(50,541)	(5,404)	(129)	(10,434)	—	(34,368)	—	(100,876)
Accrual of unearned discount	6,870	—	—	—	—	—	—	6,870
Amounts received pursuant to sales of loans	—	—	—	—	—	—	159,456	159,456
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(4,913)	(186)	(52)	23,964	22,774	67,585	(263,676)	(154,504)
	(4,913)	(186)	(52)	23,964	22,774	67,585	(263,676)	(154,504)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	35,609	—	—	—	—	—	(35,609)	—
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(51,246)	—	—	(51,246)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	341	341
Balance, September 30, 2024	$81,256	$6,069	$1,950	$29,690	$5,902	$(13,475)	$3,809,047	$3,920,439
Changes in fair value recognized during the period relating to assets still held at September 30, 2024	$(4,913)	$(154)	$(71)	$13,716	$5,902	$33,217	$(261,304)	$(213,607)

(1)
For the purpose of this table, IRLCs and CRT strip asset and liability positions are shown net.
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

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option
(including loans held for sale, loans held in consolidated VIEs, and distressed loans):

	September 30, 2025			December 31, 2024
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans held for sale:
Current through 89 days delinquent	$2,418,553	$2,348,387	$70,166	$2,114,556	$2,092,030	$22,526
90 or more days delinquent:
Not in foreclosure	1,870	1,817	53	1,687	2,114	(427)
In foreclosure	610	826	(216)	75	96	(21)
	2,480	2,643	(163)	1,762	2,210	(448)
	$2,421,033	$2,351,030	$70,003	$2,116,318	$2,094,240	$22,078
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$5,980,525	$5,943,621	$36,904	$2,190,432	$2,413,214	$(222,782)
90 or more days delinquent:
Not in foreclosure	765	904	(139)	1,277	1,658	(381)
In foreclosure	161	203	(42)	—	—	—
	926	1,107	(181)	1,277	1,658	(381)
	5,981,451	5,944,728	36,723	2,191,709	2,414,872	(223,163)
Distressed:
Current through 89 days delinquent	387	495	(108)	445	595	(150)
90 or more days delinquent:
Not in foreclosure	1,084	2,942	(1,858)	1,421	3,796	(2,375)
In foreclosure	275	732	(457)	—	—	—
	1,359	3,674	(2,315)	1,421	3,796	(2,375)
	1,746	4,169	(2,423)	1,866	4,391	(2,525)
	$5,983,197	$5,948,897	$34,300	$2,193,575	$2,419,263	$(225,688)

Following are the changes in fair value included in current period income by consolidated statements of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2025
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities	$37,572	$—	$—	$20,537	$58,109
Loans held for sale	—	51,146	—	—	51,146
Loans held for investment	48,480	—	—	(11,240)	37,240
Credit risk transfer strips	10,800	—	—	—	10,800
Mortgage servicing rights	—	—	(116,379)	—	(116,379)
	$96,852	$51,146	$(116,379)	$9,297	$40,916
Liabilities:
Interest-only security payable	$(5)	$—	$—	$—	$(5)
Asset-backed financings of VIEs	(35,707)	—	—	2,389	(33,318)
	$(35,712)	$—	$—	$2,389	$(33,323)

	Quarter ended September 30, 2024
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities	$123,433	$—	$—	$15,663	$139,096
Loans held for sale	—	65,611	—	—	65,611
Loans held for investment	75,350	—	—	2,229	77,579
Credit risk transfer strips	14,489	—	—	—	14,489
Mortgage servicing rights	—	—	(184,918)	—	(184,918)
	$213,272	$65,611	$(184,918)	$17,892	$111,857
Liabilities:
Interest-only security payable	$(2,390)	$—	$—	$—	$(2,390)
Asset-backed financings of VIEs	(72,922)	—	—	1,026	(71,896)
	$(75,312)	$—	$—	$1,026	$(74,286)

	Nine months ended September 30, 2025
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities	$116,991	$—	$—	$38,189	$155,180
Loans held for sale	—	131,737	—	—	131,737
Loans held for investment	90,820	—	—	(15,415)	75,405
Credit risk transfer strips	24,226	—	—	—	24,226
Mortgage servicing rights	—	—	(336,097)	—	(336,097)
	$232,037	$131,737	$(336,097)	$22,774	$50,451
Liabilities:
Interest-only security payable	$(2,336)	$—	$—	$—	$(2,336)
Asset-backed financings of VIEs	(79,923)	—	—	4,262	(75,661)
	$(82,259)	$—	$—	$4,262	$(77,997)

	Nine months ended September 30, 2024
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest income (expense)	Total
	(in thousands)
Assets:
Mortgage-backed securities	$50,310	$—	$—	$25,340	$75,650
Loans held for sale	—	67,243	—	—	67,243
Loans held for investment	71,330	—	—	(511)	70,819
Credit risk transfer strips	67,585	—	—	—	67,585
Mortgage servicing rights	—	—	(263,676)	—	(263,676)
	$189,225	$67,243	$(263,676)	$24,829	$17,621
Liabilities:
Interest-only security payable	$(2,431)	$—	$—	$—	$(2,431)
Asset-backed financings of VIEs	(64,151)	—	—	1,138	(63,013)
	$(66,582)	$—	$—	$1,138	$(65,444)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2025	$—	$—	$243	$243
December 31, 2024	$—	$—	$532	$532

Following is a summary of the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Real estate acquired in settlement of loans	$(28)	$9	$(78)	$105

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the exchangeable notes included in Unsecured senior notes are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies its senior notes as “Level 2” fair value liabilities.

The Company has concluded that the fair values of these borrowings other than term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets and the Unsecured senior notes approximate the agreements’ carrying values due to the borrowing agreements’ variable interest rates and short maturities.

The Company estimates the fair values of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets using indications of fair value provided by nonaffiliate brokers for the term notes and internal estimates of fair value for the term loans. The Company estimates the fair values of its Unsecured senior notes using pricing services. The fair values and carrying values of these liabilities are summarized below:

	September 30, 2025		December 31, 2024
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,248,609	$2,260,335	$2,929,790	$2,944,956
Unsecured senior notes	$876,510	$903,824	$605,860	$606,185

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

The key inputs used in the estimation of the fair value of IO stripped MBS include pricing spread or option-adjusted spreads ("OAS") (pricing spread and OAS are each a component of discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO stripped MBS' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO stripped MBS:

	September 30, 2025	December 31, 2024
Fair value (in thousands)	$75,357	$86,260
Key inputs (1)
Option-adjusted spread (2)
Range	4.5% – 4.5%
Weighted average	4.5%
Pricing spread (3)
Range		5.9% – 6.5%
Weighted average		6.5%
Annual total prepayment speed (4)
Range	11.1% – 13.7%	9.4% – 10.2%
Weighted average	11.2%	9.4%
Equivalent life (in years)
Range	4.1 – 7.7	4.6 – 8.0
Weighted average	7.6	7.9

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of IO stripped MBS by utilizing an OAS discounted cashflow model, which utilizes an option-adjusted spread rather than a pricing spread. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to IO stripped MBS. Adoption of the OAS model did not have a significant effect on the fair value of IO stripped MBS.
(3)
Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a pricing spread to a derived United States Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to IO stripped MBS.

(4)
Prepayment speed is measured using life total Conditional Prepayment Rate (“CPR”). Equivalent life is provided as supplementary information.

Changes in the fair value of MBS are included in Net gains on investments and financings in the consolidated statements of income.

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•
Loans that are saleable into active markets, comprised of most of the Company’s loans held for sale and all of the loans held for investment held in VIEs, are categorized as “Level 2” fair value assets:
•
Fair values of loans held for sale are established using the loans’ contracted selling prices, quoted market prices or market price equivalents.
•
Fair values of loans held for investment held in VIEs are developed using the quoted indications of fair value of all of the individual securities issued by the securitization trusts holding the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and/or pricing services and validates the brokers’ or pricing services’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers and/or pricing services to include the fair value of MSRs attributable to the loans included in the VIEs.
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair values of loans held for sale categorized as “Level 3” assets (home equity lines of credit and previously sold loans repurchased pursuant to representation and warrants) are estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment statuses, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Fair values of distressed loans are estimated based on the fair values of the real estate collateralizing the loans.

Changes in fair values of loans held for sale are included in Net gains on loans held for sale in the consolidated statements of income. Changes in fair values of loans held for investment are included in Net gains on investments and financings in the consolidated statements of income.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

CRT Derivatives

The Company categorizes CRT derivatives as “Level 3” fair value assets. The fair values of CRT derivatives are based on indications of fair value provided to the Company by nonaffiliate brokers for the certificates representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the recourse obligations and the IO ownership interests. Together, the recourse obligation and the IO ownership interest comprise the CRT derivative. Fair values of the CRT derivatives are derived by deducting the balances of the Deposits securing credit risk transfer arrangements pledged to creditors from the fair values of the certificates representing the beneficial interests in the trusts.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$31,432	$29,377
UPB of loans in reference pools	$4,663,673	$4,961,644
Key inputs (1)
Discount rate
Range	8.6% – 12.9%	9.0% – 11.4%
Weighted average	8.8%	9.3%
Voluntary prepayment speed (2)
Range	6.0% – 7.1%	7.0% – 7.6%
Weighted average	7.0%	7.3%
Involuntary prepayment speed (3)
Range	0.1% – 0.2%	0.1% – 0.2%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.0% – 0.1%	0.0% – 0.2%
Weighted average	0.1%	0.1%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rates and the estimated MSRs attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rates or the MSR components of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair values. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of an IRLC’s fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2025	December 31, 2024
Fair value (in thousands) (1)	$5,489	$444
Committed amount (in thousands)	$1,222,335	$1,166,566
Key inputs (2)
Pull-through rate
Range	57.7% – 100%	51.0% – 98.0%
Weighted average	88.5%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.6 – 8.4	2.6 – 7.8
Weighted average	5.7	5.7
Percentage of unpaid principal balance
Range	0.4% – 2.8%	0.6% – 2.7%
Weighted average	1.7%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gains on investments and financings, Net gains on loans held for sale at fair value or Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results as applicable, in the consolidated statements of income.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$9,330	$4,060
Unpaid principal balance of loans in the reference pools	$15,273,708	$16,287,660
Key inputs (1)
Discount rate
Range	5.5% – 8.7%	7.1% – 9.1%
Weighted average	8.2%	8.8%
Voluntary prepayment speed (2)
Range	6.9% – 7.4%	6.9% – 7.5%
Weighted average	7.0%	7.0%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.4% – 1.5%	0.4% – 1.5%
Weighted average	0.5%	0.5%

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

Beginning in the third quarter of 2025, the company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an OAS discounted cashflow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path.

The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), OAS or pricing spread (the OAS and pricing spread are components of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in the consolidated statements of income.

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (expressed as OAS or pricing spreads) increase, or when annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
MSRs recognized (in thousands)	$45,744	$87,588	$136,783	$159,456
Unpaid principal balance of underlying loans (in thousands)	$2,488,333	$5,130,285	$7,433,949	$9,203,814
Weighted average annual servicing fee rate (in basis points)	32	35	32	35
Key inputs (1)
Prepayment speed (2)
Range	9.8% – 15.3%	11.7% - 26.7%	9.4% – 15.5%	10.8% - 26.7%
Weighted average	9.9%	13.6%	9.8%	13.1%
Equivalent average life (in years)
Range	3.8– 8.0	3.5 – 6.4	3.7– 8.2	3.4 – 7.2
Weighted average	7.9	6.3	8.0	6.5
Pricing spread (3)
Range	5.2% - 7.3%	5.4% - 7.3%	5.2% - 7.3%	5.4% - 8.5%
Weighted average	5.2%	5.5%	5.3%	5.6%
Annual per-loan cost of servicing
Range	$68 – $91	$68 – $87	$68 – $91	$68 – $87
Weighted average	$68	$68	$69	$69

(1)
Weighted average inputs are based on UPB of the underlying loans.
(2)
Prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)
Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2025	December 31, 2024
Fair value (in thousands)	$3,668,755	$3,867,394
Unpaid principal balance of underlying loans (in thousands)	$218,799,013	$226,237,613
Weighted average annual servicing fee rate (in basis points)	28	27
Weighted average note interest rate	3.9%	3.8%
Key inputs (1)
Prepayment speed (2)
Range	7.0% – 21.7%	6.5% – 17.7%
Weighted average	8.5%	6.7%
Equivalent average life (in years)
Range	2.2 – 8.0	2.4 – 8.9
Weighted average	7.7	8.6
Effect on fair value (in thousands) of (3):
5% adverse change	$(61,314)	$(51,798)
10% adverse change	$(120,466)	$(102,010)
20% adverse change	$(232,710)	$(197,970)
Option-adjusted spread (4)
Range	3.6% – 6.1%
Weighted average	3.6%
Pricing spread (5)
Range		5.4% – 8.1%
Weighted average		5.4%
Effect on fair value (in thousands) of (3) (4):
5% adverse change	$(30,525)	$(47,568)
10% adverse change	$(60,542)	$(94,018)
20% adverse change	$(119,102)	$(183,710)
Annual per-loan cost of servicing
Range	$68 – $91	$69 – $89
Weighted average	$68	$69
Effect on fair value (in thousands) of (3):
5% adverse change	$(16,094)	$(16,645)
10% adverse change	$(32,187)	$(33,291)
20% adverse change	$(64,374)	$(66,582)

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
(4)
Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of MSRs by utilizing an OAS discounted cashflow model, which utilizes an OAS rather than a pricing spread. The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs. Adoption of the OAS model did not have a significant effect on the fair value of MSRs.
(5)
Through June 30, 2025, the Company applied a fixed pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$3,967,045	$4,068,337	$4,063,706	$4,836,292
Purchases	905,380	80,500	942,462	479,960
Sales	(194,513)	(35,667)	(194,513)	(977,007)
Repayments	(126,857)	(105,493)	(357,671)	(268,122)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	35,609	—	35,609
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts	20,537	15,663	38,189	25,340
Valuation adjustments, net	37,572	123,433	116,991	50,310
	58,109	139,096	155,180	75,650
Balance at end of period	$4,609,164	$4,182,382	$4,609,164	$4,182,382

	September 30, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,609,164	$4,063,706

Following is a summary of the Company’s investments in MBS:

	September 30, 2025
Security type (1)	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,899,578	$(2,076)	$29,554	$2,927,056
Principal-only stripped	682,939	(131,512)	21,329	572,756
Floating rate collateralized mortgage obligations	871,733	1,105	282	873,120
Senior non-Agency	163,981	(386)	(2,720)	160,875
	$4,618,231	$(132,869)	$48,445	4,533,807
Interest-only stripped	$356,387			75,357
				$4,609,164

(1)
All MBS have maturities of more than ten years.

	December 31, 2024
Security type	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$3,132,005	$(901)	$(51,612)	$3,079,492
Principal-only stripped	776,455	(160,960)	(19,195)	596,300
Subordinate credit-linked	174,813	(4,292)	25,951	196,472
Senior non-Agency	111,479	(3,269)	(3,028)	105,182
	$4,194,752	$(169,422)	$(47,884)	3,977,446
Interest-only stripped	$386,040			86,260
				$4,063,706

Note 9—Loans Held for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans held for sale at fair value:

Loan type	September 30, 2025	December 31, 2024
	(in thousands)
Held for sale to PLS:
GSE eligible (1)	$—	$175,145
Government insured or guaranteed	2,584	426,963
	2,584	602,108
Held for sale to nonaffiliates—GSE eligible	1,843,932	1,311,754
Jumbo	572,183	194,485
Home equity lines of credit	969	1,368
Repurchased pursuant to representations and warranties	1,365	6,603
	$2,421,033	$2,116,318
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,398,221	$2,075,473
Mortgage loan participation purchase and sale agreements	—	12,142
	$2,398,221	$2,087,615

(1)
GSE eligibility refers to the eligibility of loans for sale to Freddie Mac or Fannie Mae. The Company sells or finances a portion of its GSE eligible loan production to or with other investors, including PLS.

Note 10—Loans Held for Investment at Fair Value

Loans held for investment at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans held for investment:

Loan type	September 30, 2025	December 31, 2024
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by non-owner occupied properties	$5,302,478	$2,146,328
Fixed interest rate jumbo loans	678,973	45,381
	5,981,451	2,191,709
Distressed loans	1,746	1,866
	$5,983,197	$2,193,575
Loans held for investment pledged to secure:
Asset-backed financings at fair value (1)	$5,981,451	$2,191,709
Assets sold under agreements to repurchase	—	160
	$5,981,451	$2,191,869

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At September 30, 2025 and December 31, 2024, $473.5 million and $130.8 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer assets and liabilities are summarized below:

	September 30, 2025	December 31, 2024
	(in thousands)
Derivative assets with non-affiliates	$51,345	$56,840
Derivative assets with PennyMac Financial Services, Inc.	$7,097	$—

Derivative liabilities with non-affiliates	$1,077	$3,291
Credit risk transfer strip liabilities	9,330	4,060
	$10,407	$7,351
Derivative liabilities with PennyMac Financial Services, Inc.	$1,779	$—

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

Derivative financial instruments created as a result of the Company’s operations are comprised of IRLCs that are created when the Company commits to purchase loans held for sale.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair values of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, MSRs and MBS financing activities due to changes in market interest rates as discussed below:

•
The Company is exposed to losses if market mortgage interest rates increase, because market interest rate increases generally cause the fair values of MBS, IRLCs and loans held for sale to decrease.
•
The Company is exposed to losses if market mortgage interest rates decrease, because market interest rate decreases generally encourage increased mortgage refinancing activities, which cause the fair values of MSRs to decrease.

To manage the price risk resulting from these interest rate risks, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair values of the Company’s MBS, inventory of loans held for sale, IRLCs and MSRs. The Company does not designate and qualify any of its derivative financial instruments for hedge accounting.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans held for sale are included in Cash flows from operating activities in Sale to nonaffiliates and repayment of loans held for sale at fair value. Cash flows from derivative financial instruments relating to hedging of MSRs are included in Cash flows from investing activities.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities and related margin deposits on the consolidated balance sheets:

	September 30, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Non-affiliates:
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	2,225,000	$3,387	$—	500,000	$156	$—
Put options on interest rate futures purchase contracts	2,850,000	4,508	—	1,690,000	6,372	—
Forward purchase contracts	4,521,515	2,466	2,467	1,154,515	614	6,336
Forward sale contracts	9,208,366	8,051	26,696	7,080,982	54,056	1,753
MBS put options	—	—	—	450,000	2,114	—
Bond futures	2,042,600	—	—	1,713,000	—	—
Swap futures	951,200	—	—	951,200	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	4,663,673	31,432	—	4,961,644	29,377	—
Interest rate lock commitments	—	—	—	1,166,566	3,562	3,118
Total derivative instruments before netting		49,844	29,163		96,251	11,207
Netting		1,501	(28,086)		(39,411)	(7,916)
		$51,345	$1,077		$56,840	$3,291
PennyMac Financial Services, Inc.:
Interest rate lock commitments not subject to master netting arrangements	1,222,335	7,097	1,608	—	—	—
Forward sale contract subject to master netting arrangement	203,121	534	705	—	—	—
Total derivatives before netting		7,631	2,313	—	—	—
Netting		(534)	(534)	—	—	—
		$7,097	$1,779		$—	$—
Margin deposits placed with (received from) derivative counterparties included in derivative balances above, net		$29,586			$(31,497)
Derivative assets pledged to secure:
Assets Sold Under Agreements to Repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$31,432			$29,377

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2025 and December 31, 2024, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	September 30, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$31,432	$—	$—	$31,432	$29,377	$—	$—	$29,377
Interest rate lock commitments:
Non-affiliates	—	—	—	—	3,562	—	—	3,562
PennyMac Financial Services, Inc.	7,097	—	—	7,097	—	—	—	—
RJ O’Brien & Associates, LLC	7,895	—	—	7,895	6,528	—	—	6,528
Bank of America, N.A.	4,655	—	—	4,655	3,150	—	—	3,150
Morgan Stanley & Co. LLC	3,338	—	—	3,338	9,303	—	—	9,303
Citigroup Global Markets Inc.	870	—	—	870	712	—	—	712
Mizuho Financial Group	695	—	—	695	—	—	—	—
David Kempner Capital Management	531	—	—	531	—	—	—	—
Barclays Capital Inc.	517	—	—	517	12	—	—	12
Bank of Montreal	501	—	—	501	—	—	—	—
Nomura	170	—	—	170	—	—	—	—
Goldman Sachs & Co. LLC	167	—	—	167	251	—	—	251
J.P. Morgan Securities LLC	152	—	—	152	1,237	—	—	1,237
Wells Fargo Securities, LLC	—	—	—	—	895	—	—	895
Other	422	—	—	422	1,813	—	—	1,813
	$58,442	$—	$—	$58,442	$56,840	$—	$—	$56,840

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

	September 30, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments:
Non-affiliates	$—	$—	$—	$—	$3,118	$—	$—	$3,118
PennyMac Financial Services, Inc.	1,779	—	—	1,779	—	—	—	—
J.P. Morgan Securities LLC	1,471,218	(1,471,218)	—	—	1,695,007	(1,695,007)	—	—
Bank of America, N.A.	1,160,940	(1,160,940)	—	—	787,883	(787,883)	—	—
Atlas Securitized Products, L.P.	948,133	(948,133)	—	—	609,780	(609,780)	—	—
Santander US Capital	911,983	(911,954)	—	29	362,196	(362,196)	—	—
Wells Fargo Securities, LLC	747,199	(746,964)	—	235	670,605	(670,605)	—	—
Citigroup Global Markets Inc.	645,596	(645,596)	—	—	431,201	(431,201)	—	—
Barclays Capital Inc.	491,764	(491,764)	—	—	545,678	(545,678)	—	—
Morgan Stanley & Co. LLC	324,328	(324,328)	—	—	280,561	(280,561)	—	—
RBC Capital Markets, L.P.	274,092	(274,092)	—	—	353,765	(353,765)	—	—
Goldman Sachs & Co. LLC	204,388	(204,388)	—	—	311,997	(311,997)	—	—
Daiwa Capital Markets	200,415	(200,415)	—	—	230,033	(230,033)	—	—
Bank of Montreal	161,147	(161,147)	—	—	72,859	(72,859)	—	—
Mizuho Financial Group	83,277	(83,277)	—	—	98,196	(98,121)	—	75
Nomura Holdings America, Inc	56,320	(56,320)	—	—	36	—	—	36
BNP Paribas	32,508	(32,401)	—	107	59,729	(59,729)	—	—
Other	706	—	—	706	62	—	—	62
	$7,715,793	$(7,712,937)	$—	$2,856	$6,512,706	$(6,509,415)	$—	$3,291
(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statements of income line	2025	2024	2025	2024
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale (1)	$(2,033)	$4,349	$5,045	$(1,631)
CRT derivatives	Net gains on investments and financings	$2,947	$8,735	$10,302	$23,964
Hedged item:
Interest rate lock commitments and loans acquired for sale	Net gains on loans held for sale	$(30,433)	$(45,471)	$(69,130)	$(35,698)
Mortgage servicing rights	Net loan servicing fees	$(27,360)	$(67,220)	$(127,941)	$(175,399)
Assets sold under agreements to repurchase	Net gains on investments and financings	$—	$—	$—	$20,098

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance at beginning of period	$3,739,106	$3,941,861	$3,867,394	$3,919,107
Purchases	—	—	—	29,428
MSRs resulting from loan sales	45,744	87,588	136,783	159,456
Transfers to Agency of mortgage servicing rights relating to delinquent loans	284	125	675	341
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	—	(35,609)	—	(35,609)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(26,975)	(84,306)	(60,093)	33,303
Other changes in fair value (2)	(89,404)	(100,612)	(276,004)	(296,979)
	(116,379)	(184,918)	(336,097)	(263,676)
Balance at end of period	$3,668,755	$3,809,047	$3,668,755	$3,809,047

	September 30, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,608,170	$3,807,065

(1)
Primarily reflects changes in pricing spread, prepayment speed, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Contractually specified servicing fees	$151,395	$162,605	$456,705	$485,089
Ancillary and other fees:
Late charges	1,092	1,044	3,155	3,019
Other	3,336	2,968	10,317	6,819
	4,428	4,012	13,472	9,838
	$155,823	$166,617	$470,177	$494,927
Average UPB of underlying loans	$220,178,747	$227,804,449	$222,854,243	$229,174,686

Note 13— Other Assets

Other assets are summarized below:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Margin deposits	$89,133	$346,241
Interest receivable	65,433	38,661
Servicing fees receivable	9,606	10,820
Correspondent lending receivables	7,272	3,930
Other receivables	24,104	16,706
Real estate acquired in settlement of loans	1,738	2,464
Other	30,485	19,399
	$227,771	$438,221
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$—	$527

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2025.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Weighted average interest rate (1)	5.16%	6.02%	5.19%	6.09%
Average balance	$6,670,245	$5,513,519	$6,408,372	$5,225,906
Total interest expense	$88,587	$86,900	$254,071	$244,821
Maximum daily amount outstanding	$8,082,484	$6,474,799	$8,733,460	$7,624,113

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $5.4 million for the quarter and nine months ended

September 30, 2025, respectively, and $3.4 million and $6.4 million for the quarter and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,712,937	$6,509,415
Unamortized debt issuance costs	(4,754)	(8,477)
	$7,708,183	$6,500,938
Weighted average interest rate	5.06%	5.37%
Available borrowing capacity (1):
Committed	$500,894	$565,488
Uncommitted	4,625,949	4,559,239
	$5,126,843	$5,124,727
Margin deposits placed with counterparties included in Other assets, net	$53,781	$296,922
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$4,609,164	$4,063,706
Loans held for sale at fair value	$2,398,221	$2,075,473
Loans held for investment at fair value:
Securities retained in asset-backed financings	$473,472	$130,839
Distressed	$—	$160
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$180,873	$199,965
Derivative assets	$12,020	$—
Mortgage servicing rights at fair value (2)	$1,785,681	$1,906,043
Servicing advances (3)	$30,182	$50,333
Real estate acquired in settlement of loans	$—	$527

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
(3)
Beneficial interests in Fannie Mae servicing advances are pledged to secure Assets sold under agreements to repurchase.

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2025 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$1,996,630
Over 30 to 90 days	4,880,798
Over 90 days to 180 days	386,775
Over 180 days to 1 year	448,734
$7,712,937
Weighted average maturity (in months)	1.7

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of September 30, 2025:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$464,900	November 19, 2025	June 27, 2026
Citibank, N.A.	$85,288	October 5, 2025	July 22, 2026
Bank of America, N.A.	$74,440	October 5, 2025	January 19, 2027
Goldman Sachs & Co. LLC	$73,472	December 8, 2025	March 30, 2026
JPMorgan Chase & Co.	$3,004	November 30, 2025	June 28, 2026
Morgan Stanley & Co. LLC	$23,673	December 11, 2025	April 28, 2026
Barclays Capital Inc.	$13,884	December 5, 2025	February 11, 2026
Wells Fargo Securities, LLC	$3,180	November 28, 2025	June 11, 2027
Nomura Holdings America, Inc.	$12,629	October 19, 2025	October 19, 2025
RBC Capital Markets, L.P.	$11,703	December 30, 2025	August 10, 2026
BNP Paribas	$1,704	November 19, 2025	September 30, 2026
Santander US Capital	$2,660	October 9, 2025	October 9, 2025

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Citibank, N.A.	$8,816	October 20, 2025
Bank of America, N.A.	$19,179	November 7, 2025
Goldman Sachs & Co. LLC	$15,687	October 7, 2025
JPMorgan Chase & Co.	$53,754	November 1, 2025
Barclays Capital Inc.	$11,748	October 21, 2025
Wells Fargo Securities, LLC	$17,755	October 31, 2025
Bank of Montreal	$10,826	November 9, 2025
Mizuho Financial Group	$4,635	October 23, 2025
Daiwa Capital Markets America Inc.	$3,002	November 5, 2025
Santander US Capital	$36,492	November 24, 2025

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Morgan Stanley & Co. LLC	$17,900	January 28, 2026
RBC Capital Markets, L.P.	$26,527	March 25, 2026

Mortgage Loan Participation Purchase and Sale Agreement

One of the borrowing facilities secured by loans held for sale is in the form of a mortgage loan participation purchase and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of loans that have been pooled with Freddie Mac or Fannie Mae, are sold to the lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$1,612	$32,353	$6,618	$18,829
Weighted average interest rate (1)	5.93%	6.59%	5.69%	6.66%
Total interest expense	$55	$568	$375	$1,033
Maximum daily amount outstanding	$11,371	$78,068	$49,266	$78,068

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000 for the quarter and nine months ended September 30, 2025 and 2024, respectively.

December 31, 2024
(dollars in thousands)
Carrying value:
Amount outstanding	$11,650
Unamortized debt issuance costs	(57)
$11,593
Weighted average interest rate	5.58%
Loans held for sale pledged to secure mortgage loan participation purchase and sale agreement	$12,142

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$140,553	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	216,312	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	266,455	3.50%	March 1, 2027
			$623,320

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
		$725,000

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$2,539,717	$2,854,487	$2,693,728	$2,871,883
Weighted average interest rate (1)	7.69%	8.60%	7.64%	8.84%
Total interest expense	$51,465	$66,305	$160,524	$198,760

(1)
Excludes the effect of amortization of debt issuance costs of $2.2 million and $6.7 million for the quarter and nine months ended September 30, 2025, respectively, and $4.6 million and $8.7 million for the quarter and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$623,320	$710,329
Fannie Mae mortgage servicing rights financing	725,000	1,075,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	904,942	1,153,486
	2,253,262	2,938,815
Unamortized debt issuance costs	(4,653)	(9,025)
	$2,248,609	$2,929,790
Weighted average interest rate	7.39%	7.60%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,608,170	$3,807,065
Servicing advances (1)	$20,156	$39,063
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$852,135	$910,743
Derivative assets	$19,412	$29,377

(1)
Beneficial interests in Freddie Mac MSRs and related servicing advances are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

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

Following is financial information relating to the unsecured senior notes:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Average balance	$892,500	$825,000	$805,055	$710,496
Weighted average interest rate (1)	7.43%	6.45%	7.34%	6.16%
Interest expense	$18,010	$14,571	$47,610	$35,884

(1)
Excludes the effect of amortization of debt issuance costs of $1.3 million and $3.4 million for the quarter and nine months ended September 30, 2025, respectively, and $1.2 million and $3.1 million for the quarter and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
	(in thousands)
Carrying value:
Unpaid principal balance
Exchangeable senior notes	$561,500	$561,500
Senior notes	331,000	53,500
	892,500	615,000
Unamortized debt issuance costs	(15,990)	(9,140)
	$876,510	$605,860

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Average balance	$4,888,507	$1,542,753	$3,727,458	$1,561,810
Weighted average interest rate (1)	5.50%	3.06%	5.20%	3.08%
Total interest expense	$65,409	$10,838	$140,573	$34,918

(1)
Excludes the effect of amortization of issuance premiums of $2.4 million and $4.3 million for the quarter and nine months ended September 30, 2025, respectively, and $1.0 million and $1.1 million for the quarter and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$5,439,582	$2,040,375
Unpaid principal balance	$5,494,442	$2,269,742
Weighted average interest rate	5.90%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the asset-backed financings.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ending September 30,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,253,262	$904,942	$482,767	$865,553	$—	$—	$—
Unsecured senior notes	892,500	345,000	—	53,500	216,500	277,500	—
Interest-only security payable at fair value (2)	36,558	—	—	—	—	—	36,558
Asset-backed financings at fair value (2)	5,494,442	—	—	—	—	—	5,494,442
Total	$8,676,762	$1,249,942	$482,767	$919,053	$216,500	$277,500	$5,531,000

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$5,064	$13,183	$6,886	$26,143
Provision for losses:
Pursuant to loan sales	222	459	753	917
Reduction in liability due to change in estimate	(39)	(5,180)	(2,119)	(18,598)
Losses incurred	(95)	(147)	(368)	(147)
Balance, end of period	$5,152	$8,315	$5,152	$8,315
UPB of loans subject to representations and warranties at end of period			$216,361,811	$223,245,804

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2025
(in thousands)
Commitments to purchase loans held for sale from PLS	$1,222,335

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter and nine months ended September 30, 2025.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of September 30, 2025, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees.

The Company made no share repurchases during the nine months ended September 30, 2025, or 2024 and has made cumulative repurchases under the Common Share repurchase program totaling $427.2 million, which includes $582,000 of transaction fees.

Note 19— Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Mortgage-backed securities	$37,572	$123,433	$116,991	$50,310
Loans held for investment	48,480	75,350	90,820	71,330
CRT arrangements	13,742	20,834	32,192	89,118
Asset-backed financings	(35,707)	(72,922)	(79,923)	(64,151)
Hedging derivatives	—	—	—	20,098
	$64,087	$146,695	$160,080	$166,705

Note 20— Net Gains on Loans Held for Sale

Net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$5,289	$(23,594)	$(8,244)	$(94,999)
Hedging activities	(18,535)	(72,868)	(97,652)	(116,797)
	(13,246)	(96,462)	(105,896)	(211,796)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	45,744	87,588	136,783	159,456
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(222)	(459)	(753)	(917)
Reduction of liability due to change in estimate	39	5,180	2,119	18,598
	(183)	4,721	1,366	17,681
Changes in fair value of loans and derivatives
Interest rate lock commitments	(2,033)	4,349	5,045	(1,631)
Loans	(4,058)	(9,528)	(26,017)	(3,721)
Hedging derivatives	(11,898)	27,397	28,522	81,099
	(17,989)	22,218	7,550	75,747
	27,572	114,527	145,699	252,884
Total from nonaffiliates	14,326	18,065	39,803	41,088
From PFSI ‒ cash gains	531	1,994	5,204	5,649
	$14,857	$20,059	$45,007	$46,737

Note 21—Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest income:
Cash and short-term investments	$5,694	$7,590	$16,955	$22,867
Mortgage-backed securities	69,908	66,573	182,903	184,762
Loans held for sale	33,100	23,900	102,252	50,804
Loans held for investment	67,160	16,044	151,533	41,617
Deposits securing CRT arrangements	11,125	15,042	34,201	46,121
Placement fees relating to custodial funds	42,306	47,256	112,071	124,226
Other	795	329	2,745	1,731
	230,088	176,734	602,660	472,128
Interest expense:
Assets sold under agreements to repurchase	88,587	86,900	254,071	244,821
Mortgage loan participation purchase and sale agreements	55	568	375	1,033
Notes payable secured by credit risk transfer and mortgage servicing assets	51,465	66,305	160,524	198,760
Unsecured senior notes	18,010	14,571	47,610	35,884
Asset-backed financings	65,409	10,838	140,573	34,918
Interest shortfall on repayments of loans serviced for Agency securitizations	2,405	1,913	6,289	5,011
Interest on loan impound deposits	2,235	2,285	5,149	5,284
Other	228	791	1,089	1,828
	228,394	184,171	615,680	527,539
	$1,694	$(7,437)	$(13,020)	$(55,411)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Grants:
Restricted share units	—	—	199	182
Performance share units	—	—	168	140
	—	—	367	322
Grant date fair value:
Restricted share units	$—	$—	$2,815	$2,605
Performance share units	—	—	2,365	2,007
	$—	$—	$5,180	$4,612
Vestings:
Restricted share units	—	—	144	164
Performance share units (1)	—	—	91	203
	—	—	235	367
Forfeitures:
Restricted share units	—	—	—	3
Performance share units	—	—	—	4
	—	—	—	7
Compensation expense relating to share-based grants	$812	$816	$2,613	$3,008

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the nine months ended September 30, 2025 was approximately 89% of the 103,081 originally granted performance-based RSUs.

	September 30, 2025
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	291	279
Grant date average fair value per unit	$14.06	$14.05

Note 23—Income Taxes

The Company’s effective tax rate was (24.0)% and (30.9)% with consolidated pretax income of $47.0 million and $57.7 million for the quarter and nine months ended September 30, 2025. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $11.2 million on a pretax loss of $43.8 million and a tax benefit of $18.7 million on a pretax loss of $131.0 million for the quarter and nine months ended September 30, 2025. For the same periods in 2024, the TRS recognized a tax benefit of $15.5 million on a pretax loss of $64.7 million and a tax benefit of $27.5 million on a pretax loss of $115.6 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The results for the nine months ended September 30, 2025 were impacted by the enactment of California Senate Bill 132, signed into law on June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. The change in apportionment method resulted in the TRS providing for taxes at a higher rate and a repricing of the TRS’s net deferred tax liability.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2025, the valuation allowance remains zero. The conclusion was primarily based on the fact that the TRS has reported cumulative GAAP income over the three-year period ended September 30, 2025. The amount of deferred tax assets considered realizable may be adjusted in future periods based on future income.

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

Diluted earnings per share is determined by dividing net income by the weighted average number of Common Shares and dilutive securities. The Company’s potentially dilutive securities are share-based compensation awards and the exchangeable senior notes described in Note 15— Long-Term Debt. The number of dilutive securities included in diluted earnings per share is calculated using either the treasury stock or if-converted method (whichever is most dilutive) for share-based compensation awards and the if-converted method for the exchangeable senior notes. The number of potentially dilutive securities relating to the exchangeable senior notes is calculated based on the exchange obligation in excess of the principal amount of the exchangeable notes as described in Note 15.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands except per share amounts)
Net income	$58,296	$41,407	$75,510	$114,449
Dividends on preferred shares	(10,455)	(10,455)	(31,364)	(31,364)
Effect of participating securities—share-based compensation awards	(226)	(106)	(405)	(323)
Net income attributable to common shareholders	$47,615	$30,846	$43,741	$82,762
Weighted average basic and diluted shares outstanding	87,017	86,861	86,979	86,800
Basic earnings per share	$0.55	$0.36	$0.50	$0.95
Diluted earnings per share	$0.55	$0.36	$0.50	$0.95

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Shares issuable under share-based compensation plan	140	151	216	210

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

Financial highlights by segment are summarized below:

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended September 30, 2025	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$(817)	$38,389	$—	$37,572	$—	$37,572
Loans held for investment	4,655	8,118	—	12,773	—	12,773
Credit risk transfer arrangements	13,742	—	—	13,742	—	13,742
	17,580	46,507	—	64,087	—	64,087
Net gains on loans held for sale	—	—	14,857	14,857	—	14,857
Net loan servicing fees	—	15,429	—	15,429	—	15,429
Net interest expense:
Interest income	20,912	173,810	33,071	227,793	2,295	230,088
Interest expense	19,615	179,206	28,214	227,035	1,359	228,394
	1,297	(5,396)	4,857	758	936	1,694
Other	(28)	—	3,193	3,165	—	3,165
	18,849	56,540	22,907	98,296	936	99,232
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	1	21,011	—	21,012	—	21,012
Management fees	—	—	—	—	6,912	6,912
Loan fulfillment fees	—	—	6,162	6,162	—	6,162
Professional services	—	—	6,589	6,589	2,019	8,608
Compensation	—	—	—	—	2,817	2,817
Loan collection and liquidation	9	1,494	—	1,503	—	1,503
Safekeeping	—	1,112	82	1,194	—	1,194
Loan origination	—	—	794	794	—	794
Other (2)	85	577	36	698	2,534	3,232
	95	24,194	13,663	37,952	14,282	52,234
Pretax income (loss)	18,754	32,346	9,244	60,344	(13,346)	46,998
Total assets at end of quarter	$1,442,766	$14,161,304	$2,477,016	$18,081,086	$444,585	$18,525,671

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Quarter ended September 30, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$559	$122,874	$—	$123,433	$—	$123,433
Loans held for investment	5,721	(3,292)	—	2,429	—	2,429
Credit risk transfer arrangements	20,833	—	—	20,833	—	20,833
	27,113	119,582	—	146,695	—	146,695
Net gains on loans held for sale	—	—	20,059	20,059	—	20,059
Net loan servicing fees	—	(85,080)	—	(85,080)	—	(85,080)
Net interest expense:
Interest income	21,389	128,458	23,853	173,700	3,034	176,734
Interest expense	21,921	136,873	24,273	183,067	1,104	184,171
	(532)	(8,415)	(420)	(9,367)	1,930	(7,437)
Other	(65)	—	6,692	6,627	—	6,627
	26,516	26,087	26,331	78,934	1,930	80,864
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20	22,220	—	22,240	—	22,240
Management fees	—	—	—	—	7,153	7,153
Loan fulfillment fees	—	—	11,492	11,492	—	11,492
Professional services	—	—	—	—	2,614	2,614
Compensation	—	—	—	—	1,326	1,326
Loan collection and liquidation	40	2,217	—	2,257	—	2,257
Safekeeping	—	994	180	1,174	—	1,174
Loan origination	—	—	1,408	1,408	—	1,408
Other (2)	7	165	2	174	4,492	4,666
	67	25,596	13,082	38,745	15,585	54,330
Pretax income (loss)	$26,449	$491	$13,249	$40,189	$(13,655)	$26,534
Total assets at end of quarter	$1,453,245	$9,429,883	$1,724,696	$12,607,824	$447,830	$13,055,654

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Nine months ended September 30, 2025	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$(1,321)	$118,312	$—	$116,991	$—	$116,991
Loans held for investment	6,465	4,432	—	10,897	—	10,897
Credit risk transfer arrangements	32,192	—	—	32,192	—	32,192
	37,336	122,744	—	160,080	—	160,080
Net gains on loans held for sale	—	—	45,007	45,007	—	45,007
Net loan servicing fees	—	12,166	—	12,166	—	12,166
Net interest expense:
Interest income	61,432	431,199	102,155	594,786	7,874	602,660
Interest expense	56,557	469,151	86,009	611,717	3,963	615,680
	4,875	(37,952)	16,146	(16,931)	3,911	(13,020)
Other	(169)	—	9,834	9,665	—	9,665
	42,042	96,958	70,987	209,987	3,911	213,898
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	5	64,381	—	64,386	—	64,386
Management fees	—	—	—	—	20,793	20,793
Loan fulfillment fees	—	—	17,266	17,266	—	17,266
Professional services	—	—	17,850	17,850	6,102	23,952
Compensation	—	—	—	—	8,623	8,623
Loan collection and liquidation	72	5,785	—	5,857	—	5,857
Safekeeping	—	3,290	242	3,532	—	3,532
Loan origination	—	—	2,146	2,146	—	2,146
Other (2)	267	1,520	388	2,175	7,463	9,638
	344	74,976	37,892	113,212	42,981	156,193
Pretax income (loss)	$41,698	$21,982	$33,095	$96,775	$(39,070)	$57,705
Total assets at end of period	$1,442,766	$14,161,304	$2,477,016	$18,081,086	$444,585	$18,525,671

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

	Credit	Interest rate		Reportable
	sensitive	sensitive	Correspondent	segment		Consolidated
Nine months ended September 30, 2024	strategies	strategies	production	total	Corporate	total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$7,256	$63,152	$—	$70,408	$—	$70,408
Loans held for investment	7,740	(561)	—	7,179	—	7,179
Credit risk transfer arrangements	89,118	—	—	89,118	—	89,118
	104,114	62,591	—	166,705	—	166,705
Net gains on loans held for sale	—	—	46,737	46,737	—	46,737
Net loan servicing fees	—	57,119	—	57,119	—	57,119
Net interest expense:
Interest income	68,520	343,954	50,652	463,126	9,002	472,128
Interest expense	69,204	403,262	51,541	524,007	3,532	527,539
	(684)	(59,308)	(889)	(60,881)	5,470	(55,411)
Other	(155)	—	11,272	11,117	—	11,117
	103,275	60,402	57,120	220,797	5,470	226,267
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	61	62,705	—	62,766	—	62,766
Management fees	—	—	—	—	21,474	21,474
Loan fulfillment fees	—	—	19,935	19,935	—	19,935
Professional services	—	—	—	—	6,738	6,738
Compensation	—	—	—	—	4,611	4,611
Loan collection and liquidation	94	4,203	—	4,297	—	4,297
Safekeeping	—	2,765	302	3,067	—	3,067
Loan origination	—	—	2,414	2,414	—	2,414
Other (2)	107	607	—	714	12,727	13,441
	262	70,280	22,651	93,193	45,550	138,743
Pretax income (loss)	$103,013	$(9,878)	$34,469	$127,604	$(40,080)	$87,524
Total assets at end of period	$1,453,245	$9,429,883	$1,724,696	$12,607,824	$447,830	$13,055,654

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

The Agencies' applicable capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2025	$782,035	$570,252	11%	6%	$504,751	$212,125
December 31, 2024	$876,324	$579,383	12%	6%	$564,311	$215,801

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

We primarily sell the loans we acquire through our correspondent production activities to government-sponsored enterprises ("GSEs") such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”), or the GSEs, or to PLS for sale into securitizations guaranteed by the Government National Mortgage Association ("Ginnie Mae"). Freddie Mac, Fannie Mae and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” We also securitize certain of our loans directly and may retain interests, such as senior and subordinate MBS, from these securitizations.

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

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.0 billion at September 30, 2025.

Subordinate Mortgage-Backed Securities

Subordinate credit-linked MBS provide us with a higher yield than senior MBS. However, we incur credit risk in the subordinate credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. During the quarter ended September 30, 2025, we sold our holdings of the subordinate credit-linked securities that we account for as MBS.

As the result of the Company’s consolidation of the variable interest entities that issued certain of our holdings of subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in those securities as loans held for investment and reflect the securities we sell to nonaffiliates as asset-backed financings. During the nine months ended September 30, 2025, we invested approximately $235.9 million in non-Agency subordinate bonds and held $372.8 million at September 30, 2025.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the nine months ended September 30, 2025, we received approximately $136.8 million of MSRs as proceeds from sales of loans held for sale. We held approximately $3.7 billion of MSRs at fair value at September 30, 2025.
•
REIT-eligible Agency, senior non-Agency, and Agency IO and PO stripped MBS, and Agency floating rate collateralized mortgage obligations ("CMOs"). During the nine months ended September 30, 2025, we purchased approximately $66.1 million and $876.1 million of senior non-Agency fixed-rate MBS and Agency floating rate CMOs issued by nonaffiliates, respectively, and we held Agency fixed-rate pass-through, senior non-Agency, IO and PO stripped MBS and Agency floating rate CMOs with fair values totaling approximately $4.6 billion at September 30, 2025.
•
During the nine months ended September 30, 2025, we invested approximately $105.9 million in senior non-Agency bonds from our securitizations of loans secured by investment properties and jumbo loans. We account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings as described above. At September 30, 2025, we held senior non-Agency securities with fair values totaling approximately $160.9 million from our securitization of loans secured by investment properties.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, private label non-Agency securitizations and CRT arrangements. Our correspondent production and resulting investment activity are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$2,496,351	$5,172,208	$7,480,047	$9,340,802
To PennyMac Financial Services, Inc.	5,474,275	20,341,142	52,856,500	57,502,461
	$7,970,626	$25,513,350	$60,336,547	$66,843,263
Net gains on loans held for sale	$14,857	$20,059	$45,007	$46,737
Investment activities resulting from correspondent production:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$133,264	$—	$341,849	$—
Receipt of MSRs as proceeds from sales of loans	45,744	87,588	136,783	159,456
Total investments resulting from correspondent activities	$179,008	$87,588	$478,632	$159,456

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by non-affiliates being shown as Asset-backed financings of variable interest entities at fair value.

Beginning in July 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such loans to us. Accordingly, we no longer purchase government loans, and we retain the right to purchase up to 100% of PLS's non-government correspondent production.

During the nine months ended September 30, 2025, we purchased newly originated prime credit quality residential loans with fair values totaling $64.7 billion, including $5.7 billion from PLS, as compared to $67.9 billion for the nine months ended September 30, 2024, in our correspondent production business. Our loan sales included $52.9 billion and $57.5 billion of loans we sold to PLS during the nine months ended September 30, 2025 and September 30, 2024, respectively. We received a sourcing fee based on the unpaid principal balance (“UPB”) of each loan that we sold to PLS under such arrangement, and earned interest income on the loan for the period we held it before the sale. During the nine months ended September 30, 2025 and September 30, 2024, we received sourcing fees totaling $5.2 million and $5.6 million, respectively.

To the extent that we purchased loans that were insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS previously agreed that PLS would fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and we are not. This arrangement enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We also sold conventional loans that we purchased to PLS subject to our and PLS's mutual agreement. During the nine months ended September 30, 2025, we sold $25.0 billion in UPB of conventional loans to PLS in order to optimize our use and allocation of capital.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans held for sale at fair value and loans held for investment at fair value), our derivatives and CRT strips, our MSRs, and our asset-backed financings and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$37,572	$123,433	$116,991	$50,310
Loans held for investment	48,480	75,350	90,820	71,330
CRT arrangements	1,525	8,959	(2,856)	46,933
Interest-only security payable	(5)	(2,390)	(2,336)	(2,431)
Asset-backed financings	(35,707)	(72,922)	(79,923)	(64,151)
	51,865	132,430	122,696	101,991
Net gains on loans held for sale (1)	27,572	114,527	145,699	252,884
Net loan servicing fees‒MSR valuation adjustments (2)	(22,284)	(78,905)	(127,029)	122,378
	$57,153	$168,052	$141,366	$477,253
Net investment income	$99,232	$80,864	$213,898	$226,267
Non-cash items as a percentage of net investment income	58%	208%	66%	211%

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

Business Trends

Recent actions by the U.S. government administration with respect to trade, tariffs and government cost reduction initiatives and the shutdown of the federal government have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to rise from $1.7 trillion in 2024 to $2.0 trillion in 2025, according to mortgage industry economists.

Opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgage loans with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve's federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to the same period in the prior year.

The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses. If these effects are realized, they could negatively affect the performance of our credit-sensitive assets such as our CRT arrangements or subordinate MBS and increase losses from our representations and warranties. A prolonged federal government shutdown could increase loan delinquencies, delay the processing of government loan applications and make it more difficult for customers in flood-prone areas to procure government-backed insurance. However, many of the loans underlying our assets have favorable credit characteristics including low loan-to-value ratios, which are likely to moderate the negative effects of credit performance in an economic downturn.

We expect to acquire a portion of the conventional loans and all of the jumbo loans produced in the correspondent channel from PFSI in the fourth quarter of 2025.

We expect to continue investing in subordinate MBS generated from the private label securitization of Agency eligible non-owner occupied and jumbo loans as well as begin to invest in subordinate MBS generated from the private label securitization of Agency eligible owner-occupied loans. This investment activity is also expected to increase our asset-back financing of variable interest entities.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(dollar amounts in thousands, except per common share amounts)
Net gains on investments and financings	$64,087	$146,695	$160,080	$166,705
Loan production income (1)	17,952	26,699	54,639	57,836
Net loan servicing fees	15,429	(85,080)	12,166	57,119
Net interest income (expense)	1,694	(7,437)	(13,020)	(55,411)
Other	70	(13)	33	18
Net investment income	99,232	80,864	213,898	226,267
Expenses	52,234	54,330	156,193	138,743
Pretax income	46,998	26,534	57,705	87,524
Benefit from income taxes	(11,298)	(14,873)	(17,805)	(26,925)
Net income	58,296	41,407	75,510	114,449
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net income attributable to common shareholders	$47,841	$30,952	$44,146	$83,085
Pretax income by segment and corporate:
Credit sensitive strategies	$18,754	$26,449	$41,698	$103,013
Interest rate sensitive strategies	32,346	491	21,982	(9,878)
Correspondent production	9,244	13,249	33,095	34,469
Corporate operations	(13,346)	(13,655)	(39,070)	(40,080)
	$46,998	$26,534	$57,705	$87,524
Annualized return on average common shareholders' equity	14.3%	8.8%	4.3%	7.8%
Earnings per common share
Basic	$0.55	$0.36	$0.50	$0.95
Diluted	$0.55	$0.36	$0.50	$0.95
Dividends per common share	$0.40	$0.40	$1.20	$1.20

			September 30, 2025	December 31, 2024
Total assets			$18,525,671	$14,408,706
Book value per common share			$15.16	$15.87
Closing price per common share			$12.26	$12.59

(1)
Includes net gains on loans held for sale and loan origination fees.

Our net income increased by $16.9 million during the quarter ended September 30, 2025, as compared to the quarter ended September 30, 2024, reflecting the effect of reduced mortgage servicing rights and hedging losses partially offset by decreased gains on our investments.

The increase in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $7.1 million decrease in net gains on our CRT arrangements as market credit spreads (which represent the interest rate premium demanded by investors for instruments over those that are considered “risk free”) did not tighten as significantly during the quarter ended September 30, 2025 as compared to credit spread changes during the quarter ended September 30, 2024.
•
Our interest rate sensitive strategies segment recognized a $100.5 million increase in net servicing fees resulting from decreased net MSR valuation losses compared to the quarter ended September 30, 2024 and a $3.0 million decrease in net interest expense, partially offset by an $84.5 million decrease in valuation gains on MBS caused by less significant decreases in interest rates during the quarter compared to the same period in 2024.
•
Our correspondent production segment recognized a $5.2 million decrease in our gain on sale during the quarter ended September 30, 2025, as compared to the same period in 2024, reflecting a reduction in our volume of sales to nonaffiliates.

•
Our benefit from income taxes recognized a $3.6 million decrease during the quarter ended September 30, 2025, as compared to the same period in 2024, reflecting decreased net MSR valuation losses.

Our net income decreased by $38.9 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, reflecting the effect of the increased fair value losses from our MSRs and reduced gains on our CRT-related investments, partially offset by increased gains on MBS and loans held for investment.

The decrease in the nine months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $56.9 million decrease in net gains on our CRT arrangements as market credit spreads did not tighten as significantly during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
•
Our interest rate sensitive strategies segment recognized a $45.0 million decrease in net servicing fees resulting from increased net MSR valuation losses due to more significant decreases in interest rates during nine months ended September 30, 2025, compared to the same period in 2024. These decreases were partially offset by a $55.2 million increase in valuation gains on MBS as well as a $21.4 million decrease in net interest expense.
•
Our correspondent production segment recognized a $1.7 million decrease in our gain on sale during the nine months ended September 30, 2025, as compared to the same period in 2024, reflecting the decrease in our sales of loans to nonaffiliates.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net gains on investments and financings	$64,087	$146,695	$160,080	$166,705
Net gains on loans held for sale	14,857	20,059	45,007	46,737
Loan origination fees	3,095	6,640	9,632	11,099
Net loan servicing fees	15,429	(85,080)	12,166	57,119
Net interest expense	1,694	(7,437)	(13,020)	(55,411)
Other	70	(13)	33	18
	$99,232	$80,864	$213,898	$226,267

Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Mortgage-backed securities	$37,572	$123,433	$116,991	$50,310
Loans held for investment	48,480	75,350	90,820	71,330
CRT arrangements	13,742	20,834	32,192	89,118
Asset-backed financings	(35,707)	(72,922)	(79,923)	(64,151)
Hedging derivatives	—	—	—	20,098
	$64,087	$146,695	$160,080	$166,705

The decrease in net gains on investments for the quarter and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to decreased gains from our CRT-related investments. Credit spreads tightened less significantly during the quarter and nine months ended September 30, 2025, compared to the same periods in 2024.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2025, we recognized net valuation gain of $37.6 million and $117.0 million, respectively, as compared to valuation gains of $123.4 million and $50.3 million for the same periods in 2024. The decreased gains recognized during the quarter ended September 30, 2025 reflects interest rates decreasing to a lesser degree compared to the same period in 2024. The increased gains recognized during the nine months ended September 30, 2025 reflect more significant reductions in interest rates compared to the same period in 2024.

Loans Held for Investment – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment in VIEs and Asset-backed financings at fair value recorded combined net valuation gains of $12.8 million and $10.9 million during the quarter and nine months ended September 30, 2025, respectively, as compared to valuation gains of $2.4 million and $7.2 million during the quarter and nine months ended September 30, 2024, respectively. The net gains during the quarter and nine months ended September 30, 2025 reflect the gains on the underlying assets exceeding the losses on the asset-backed financing as the result of interest rate declines and credit spread tightening on our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,599	$3,275	$8,034	$10,248
Valuation changes	348	5,460	2,268	13,716
	2,947	8,735	10,302	23,964
Credit risk transfer strips
Realized	9,623	10,990	29,350	34,368
Valuation changes	1,177	3,499	(5,124)	33,217
	10,800	14,489	24,226	67,585
Interest-only security payable at fair value — valuation changes	(5)	(2,390)	(2,336)	(2,431)
	13,742	20,834	32,192	89,118
Interest income — Deposits securing credit risk transfer arrangements	11,125	15,042	34,201	46,121
	$24,867	$35,876	$66,393	$135,239

Net payments made to settle losses on credit risk transfer arrangements	$1,250	$827	$3,718	$1,140

	September 30, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$31,432	$29,377
Derivative and credit risk transfer liabilities — credit risk transfer strip liabilities	(9,330)	(4,060)
Deposits securing credit risk transfer arrangements	1,033,008	1,110,708
Interest-only security payable at fair value	(36,558)	(34,222)
	$1,018,552	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$31,432	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,033,008	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$19,937,381	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$19,314,008	$20,628,148
30-89 days delinquent	$433,928	$414,605
90-179 days delinquent	$105,783	$131,191
180 or more days delinquent	$59,042	$51,343
Foreclosure	$24,620	$24,017
Bankruptcy	$68,491	$63,697

(1)
Deposits securing credit risk transfer arrangements also secure $9.3 million and $4.1 million in CRT strip and CRT derivative liabilities at September 30, 2025 and December 31, 2024, respectively.

The performance of our investments in CRT arrangements during the nine months ended September 30, 2025 reflects credit spread widening, as compared to the nine months ended September 30, 2024.

Net Gains on Loans Held for Sale

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
From non-affiliates:
Cash losses:
Sales of loans	$5,289	$(23,594)	$(8,244)	$(94,999)
Hedging activities	(18,535)	(72,868)	(97,652)	(116,797)
	(13,246)	(96,462)	(105,896)	(211,796)
Non-cash gains:
Receipt of MSRs in loan sale transactions	45,744	87,588	136,783	159,456
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(222)	(459)	(753)	(917)
Reduction in liability due to change in estimate	39	5,180	2,119	18,598
	(183)	4,721	1,366	17,681
Changes in fair value of financial instruments held at end of period:
Interest rate lock commitments	(2,033)	4,349	5,045	(1,631)
Loans	(4,058)	(9,528)	(26,017)	(3,721)
Hedging derivatives	(11,898)	27,397	28,522	81,099
	(17,989)	22,218	7,550	75,747
	27,572	114,527	145,699	252,884
Total from nonaffiliates	14,326	18,065	39,803	41,088
From PFSI—cash	531	1,994	5,204	5,649
	$14,857	$20,059	$45,007	$46,737

Interest rate lock commitments issued on loans acquired for sale (unpaid principal balance):
To nonaffiliates	$4,399,438	$7,373,266	$10,673,417	$12,447,372
To PFSI	—	8,229,074	50,753,290	26,756,917
	$4,399,438	$15,602,340	$61,426,707	$39,204,289
Acquisition of loans for sale (unpaid principal balance):
To nonaffiliates	$3,343,181	$5,948,057	$9,210,743	$9,949,135
To PFSI	1,816,268	19,880,534	48,795,472	56,544,379
	$5,159,449	$25,828,591	$58,006,215	$66,493,514

The changes in gain on loans held for sale during the quarter and nine months ended September 30, 2025, as compared to the same periods in 2024, reflect decreased interest rate lock commitments.

Non-cash elements of gain on sale of loans:

Interest Rate Lock Commitments

Our Net gains on loans held for sale include our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains before we purchase the loans. These gains are reflected on our balance sheet as IRLC derivative assets and liabilities. We adjust the fair values of our IRLCs as the loan acquisition process progresses until we complete the acquisitions or the commitments are canceled. Such adjustments are included in our Net gains on loans held for sale at fair value. The fair values of our IRLCs become part of the carrying values of our loans when we complete the purchases of the loans. The methods and key inputs we use to measure the fair values of IRLCs are summarized in Note 7 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

The MSRs and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates change as circumstances change, and changes in these estimates are recognized in our consolidated statements of income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our income.

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

We recorded a provision for losses relating to representations and warranties relating to current period loan sales of $222,000 and $753,000 for the quarter and nine months ended September 30, 2025, respectively, and $459,000 and $917,000 for the quarter and nine months ended September 30, 2024, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of period	$15,587	$15,178	$15,289	$12,124
New indemnifications	620	343	1,113	3,397
Less: indemnified loans sold, repaid or refinanced	—	540	195	540
Loans indemnified at end of period	$16,207	$14,981	$16,207	$14,981
Indemnified loans indemnified by correspondent lenders at end of period			$6,045	$5,772
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$5,488	$5,488
Repurchase activity (unpaid principal balance):
Loans repurchased	$8,094	$7,612	$21,191	$25,383
Less:
Loans repurchased by correspondent sellers	9,321	7,621	19,253	19,622
Loans resold or repaid by borrowers	2,711	1,810	5,414	5,267
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(3,938)	$(1,819)	$(3,476)	$494
Losses charged to liability for representations and warranties	$95	$147	$368	$147
At end of period:
Loans subject to representations and warranties			$216,361,811	$223,245,804
Liability for representations and warranties			$5,152	$8,315

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

The amount of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor and guarantor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the correspondent seller and other external conditions that change over the lives of the underlying loans. We may be required to incur losses related to such representations and warranties for several periods after the loans are sold or liquidated.

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans held for sale at fair value. We recorded a $39,000 and $2.1 million reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2025, respectively, compared to $5.2 million and $18.6 million for the quarter and nine months ended September 30, 2024, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the quarter and nine months ended September 30, 2025, as we purchased fewer loans for sale to nonaffiliates compared to the same periods in 2024.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees	$155,823	$166,617	$470,177	$494,927
Effect of mortgage servicing rights and hedging results	(140,394)	(251,697)	(458,011)	(437,808)
Net loan servicing fees	$15,429	$(85,080)	$12,166	$57,119

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Contractually specified servicing fees	$151,395	$162,605	$456,705	$485,089
Ancillary and other fees:
Late charges	1,092	1,044	3,155	3,019
Other	3,336	2,968	10,317	6,819
	4,428	4,012	13,472	9,838
	$155,823	$166,617	$470,177	$494,927
Average UPB of underlying loans	$220,178,747	$227,804,449	$222,854,243	$229,174,686

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

The change in contractually-specified fees during the quarter and nine months ended September 30, 2025 is due primarily to the slight reduction in our MSR servicing portfolio, reflecting the reduction of loan sales to nonaffiliates with servicing right retained.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$(26,975)	$(84,306)	$(60,093)	$33,303
Recapture income from PFSI	3,345	441	6,027	1,267
Hedging results	(27,360)	(67,220)	(127,941)	(175,399)
	(50,990)	(151,085)	(182,007)	(140,829)
Realization of expected cash flows	(89,404)	(100,612)	(276,004)	(296,979)
	$(140,394)	$(251,697)	$(458,011)	$(437,808)
Average balance of mortgage servicing rights	$3,717,551	$3,876,497	$3,769,381	$3,935,371

Changes in fair value due to changes in valuation inputs used in our valuation model during the nine months ended September 30, 2025 reflect the effects of expectations for faster future prepayments of the underlying loans due to decreases in interest rates during the nine months ended September 30, 2025, compared to a steepening interest rate yield curve in the same period in 2024 reflecting slower prepayments and higher projected revenues from custodial deposits.

The increase in loan recapture income from PFSI reflects the increase in refinancing activity in our MSR portfolio during the quarter and nine months ended September 30, 2025, as compared to the same period in 2024. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results during the quarter and nine months ended September 30, 2025 were primarily attributable to the impact of volatile interest rates and resulting elevated hedging costs, which were partially offset by fair value gains in Agency MBS.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized.

Following is a summary of our loan servicing portfolio by collection status:

	September 30, 2025	December 31, 2024
	(in thousands)
UPB of loans outstanding	$218,799,013	$226,237,613
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,743,880	$2,645,952
90 or more days delinquent:
Not in foreclosure	$987,929	$1,084,587
In foreclosure	$117,916	$106,092
Bankruptcy	$341,438	$285,163

Following is a summary of characteristics of the loans comprising our MSR servicing portfolio as of September 30, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Freddie Mac	$107,787,836	387	3.9%	47	301	$278	762	75%	55%	0.6%
Fannie Mae	106,716,106	417	3.8%	57	293	$256	757	76%	51%	1.0%
Other (2)	4,295,072	15	5.1%	42	315	$281	762	72%	57%	0.8%
	$218,799,013	819	3.9%	52	297	$267	760	75%	53%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Interest income (expense)

Net interest income (expense) is summarized below:

	Quarter ended September 30, 2025			Quarter ended September 30, 2024
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$5,694	$503,038	4.50%	$7,590	$502,592	6.01%
Mortgage-backed securities	69,908	4,188,259	6.64%	66,573	4,105,749	6.45%
Loans held for sale	33,100	2,058,167	6.40%	23,900	1,069,653	8.89%
Loans held for investment	67,160	5,235,047	5.10%	16,044	1,388,368	4.60%
Deposits securing CRT arrangements	11,125	1,051,697	4.21%	15,042	1,157,694	5.17%
	186,987	13,036,208	5.71%	129,149	8,224,056	6.25%
Placement fees relating to custodial funds	42,306			47,256
Other	795			329
	$230,088	$13,036,208	7.02%	$176,734	$8,224,056	8.55%
Liabilities:
Assets sold under agreements to repurchase	$88,587	$6,670,245	5.28%	$86,900	$5,513,519	6.27%
Mortgage loan participation purchase and sale agreements	55	1,612	13.57%	568	32,353	6.98%
Notes payable secured by credit risk transfer and mortgage servicing assets	51,465	2,539,717	8.06%	66,305	2,854,487	9.24%
Unsecured senior notes	18,010	892,500	8.03%	14,571	825,000	7.03%
Asset-backed financings	65,409	4,888,507	5.32%	10,838	1,542,753	2.79%
	223,526	14,992,581	5.93%	179,182	10,768,112	6.62%
Interest shortfall on repayments of loans serviced for Agency securitizations	2,405			1,913
Interest on loan impound deposits	2,235			2,285
Other	228			791
	228,394	$14,992,581	6.06%	184,171	$10,768,112	6.80%
	$1,694			$(7,437)

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$16,955	$499,325	4.55%	$22,867	$535,677	5.70%
Mortgage-backed securities	182,903	4,078,026	6.01%	184,762	4,087,442	6.04%
Loans held for sale	102,252	2,087,048	6.57%	50,804	1,002,719	6.77%
Loans held for investment	151,533	3,885,345	5.23%	41,617	1,401,643	3.97%
Deposits securing CRT arrangements	34,201	1,077,318	4.26%	46,121	1,176,798	5.24%
	487,844	11,627,062	5.63%	346,171	8,204,279	5.64%
Placement fees relating to custodial funds	112,071			124,226
Other	2,745			1,731
	$602,660	$11,627,062	6.95%	$472,128	$8,204,279	7.69%
Liabilities:
Assets sold under agreements to repurchase	$254,071	$6,408,372	5.32%	$244,821	$5,225,906	6.26%
Mortgage loan participation purchase and sale agreements	375	6,618	7.60%	1,033	18,829	7.33%
Notes payable secured by credit risk transfer and mortgage servicing assets	160,524	2,693,728	7.99%	198,760	2,871,883	9.24%
Unsecured senior notes	47,610	805,055	7.93%	35,884	710,496	6.75%
Asset-backed financings	140,573	3,727,458	5.06%	34,918	1,561,810	2.99%
	603,153	13,641,231	5.93%	515,416	10,388,924	6.63%
Interest shortfall on repayments of loans serviced for Agency securitizations	6,289			5,011
Interest on loan impound deposits	5,149			5,284
Other	1,089			1,828
	615,680	$13,641,231	6.05%	527,539	$10,388,924	6.78%
	$(13,020)			$(55,411)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended September 30, 2025			Nine months ended September 30, 2025
	vs.			vs.
	Quarter ended September 30, 2024			Nine months ended September 30, 2024
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,903)	$7	$(1,896)	$(4,423)	$(1,489)	$(5,912)
Mortgage-backed securities	1,981	1,354	3,335	(1,195)	(664)	(1,859)
Loans held for sale	(8,138)	17,338	9,200	(1,539)	52,987	51,448
Loans held for investment	1,954	49,162	51,116	16,740	93,176	109,916
Deposits securing CRT arrangements	(2,624)	(1,293)	(3,917)	(8,209)	(3,711)	(11,920)
	(8,730)	66,568	57,838	1,374	140,299	141,673
Placement fees relating to custodial funds			(4,950)			(12,155)
Other			466			1,014
	$(8,730)	$66,568	$53,354	$1,374	$140,299	$130,532
Liabilities:
Assets sold under agreements to repurchase	$(14,905)	$16,592	$1,687	$(40,416)	$49,666	$9,250
Mortgage loan participation purchase and sale agreements	282	(795)	(513)	36	(694)	(658)
Notes payable secured by credit risk transfer and mortgage servicing assets	(7,961)	(6,879)	(14,840)	(26,247)	(11,989)	(38,236)
Unsecured senior notes	2,185	1,254	3,439	6,664	5,062	11,726
Asset-backed financings	16,063	38,508	54,571	35,208	70,447	105,655
	(4,336)	48,680	44,344	(24,755)	112,492	87,737
Interest shortfall on repayments of loans serviced for Agency securitizations			492			1,278
Interest on loan impound deposits			(50)			(135)
Other			(563)			(739)
	(4,336)	48,680	44,223	(24,755)	112,492	88,141
	$(4,394)	$17,888	$9,131	$26,129	$27,807	$42,391

The changes in net interest income (expense) during the quarter and nine months ended September 30, 2025, as compared to the same periods in 2024, is due to an increased volume of interest earning assets decreased costs of repurchase agreement financing in relation to the long-lived assets they finance, along with reduced financing of MSRs and CRT arrangements.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$21,012	$22,240	$64,386	$62,766
Management fees	6,912	7,153	20,793	21,474
Loan fulfillment fees	6,162	11,492	17,266	19,935
Professional services	8,608	2,614	23,952	6,738
Compensation	2,817	1,326	8,623	4,611
Loan collection and liquidation	1,503	2,257	5,857	4,297
Safekeeping	1,194	1,174	3,532	3,067
Loan origination	794	1,408	2,146	2,414
Other	3,232	4,666	9,638	13,441
	$52,234	$54,330	$156,193	$138,743

Expenses decreased $2.1 million, or 4%, and increased $17.5 million, or 13%, during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Loan servicing fees:
Loans held for sale	$383	$158	$891	$342
Loans held for investment	(233)	60	161	185
Mortgage servicing rights	20,862	22,022	63,334	62,239
	$21,012	$22,240	$64,386	$62,766
Average investment in loans:
Held for sale	$2,058,167	$1,069,653	$2,087,048	$1,002,719
Held for investment	$5,235,047	$1,388,368	$3,885,345	$1,401,643
Average MSR portfolio unpaid principal balance	$220,178,747	$227,804,449	$222,854,243	$229,174,686

Mortgage servicing rights recapture fees	$3,345	$441	$6,027	$1,267
Unpaid principal balance of loans recaptured	$205,055	$71,370	$547,577	$207,651

Loan servicing fees decreased by $1.2 million and increased by $1.6 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease is due to a decline in the MSR portfolio during the quarter ended September 30, 2025, and the increase is due to an increase in supplemental fees relating to loan modifications and servicing of delinquent loans in our MSR portfolio.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Base fee	$6,912	$7,153	$20,793	$21,474
Average shareholders' equity amounts used to calculate base management fee expense	$1,828,365	$1,897,006	$1,853,613	$1,912,310

Management fees decreased by $241,000 and $681,000 during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. This decrease reflects lower average shareholders’ equity during the quarter and nine months ended September 30, 2025, as compared to the same periods in 2024.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased $5.3 million and $2.7 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease was due to the decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $6.0 million and $17.2 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due to increased legal and consulting fees as a result of our securitization activities during the quarter and nine months ended September 30, 2025.

Compensation

Compensation expense increased $1.5 million and $4.0 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, primarily due to an increased allocation of compensation based on the updated terms of the management agreement as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. This increase was partially offset by an $885,000 and $2.9 million decrease in common overhead allocation from PFSI during the quarter and nine months ended September 30, 2025, respectively, which is included in Other expense.

Loan collection and liquidation

Loan collection and liquidation expenses decreased by $754,000 and increased by $1.6 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase during the nine months ended September 30, 2025, is due to increased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs compared to the same period in 2024.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Common overhead allocation from PFSI	$982	$1,867	$2,945	$5,811
Bank service charges	702	622	2,187	1,662
Technology	554	511	1,514	1,449
Insurance	468	436	1,169	1,390
Other	526	1,230	1,823	3,129
	$3,232	$4,666	$9,638	$13,441

Common overhead allocation from PFSI decreased by $885,000 and $2.9 million during the quarter and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024, due to changes to the allocation method included in the management agreement, described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Income Taxes

We have elected to treat PennyMac Corp. (“PMC”), as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of income.

The Company’s effective tax rate was (24.0)% and (30.9)% with consolidated pretax income of $47.0 million and $57.7 million for the quarter and nine months ended September 30, 2025. The Company’s TRS recognized a tax benefit of $11.2 million on a pretax loss of $43.8 million and a tax benefit of $18.7 million on a pretax loss of $131.0 million for the quarter and nine months ended September 30, 2025. For the same periods in 2024, the TRS recognized a tax benefit of $15.5 million on a pretax loss of $64.7 million and a tax benefit of $27.5 million on a pretax loss of $115.6 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction. The

September 30, 2025 nine month results were impacted by the enactment of California Senate Bill 132, signed into law on June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. The change in apportionment method resulted in the TRS providing for taxes at a higher rate and a repricing of the TRS’s net deferred tax liability.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2025, the valuation allowance remains zero as a result of cumulative GAAP income at the TRS for the three-year period ended September 30, 2025. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2025	2024
	(in thousands)
Assets
Cash and short-term investments	$444,531	$440,892
Mortgage-backed securities at fair value	4,609,164	4,063,706
Loans held for sale	2,421,033	2,116,318
Loans held for investment	5,983,197	2,193,575
Derivative assets	58,442	56,840
Deposits securing credit risk transfer arrangements	1,033,008	1,110,708
Mortgage servicing rights and servicing advances	3,730,354	3,972,431
	18,279,729	13,954,470
Other	245,942	454,236
Total assets	$18,525,671	$14,408,706
Liabilities
Debt:
Short-term	$7,708,183	$6,512,531
Long-term:
Recourse	3,125,119	3,535,650
Non-recourse	5,476,140	2,074,597
	8,601,259	5,610,247
	16,309,442	12,122,778
Other	336,920	347,428
Total liabilities	16,646,362	12,470,206
Shareholders’ equity	1,879,309	1,938,500
Total liabilities and shareholders’ equity	$18,525,671	$14,408,706

Total assets increased by approximately $4.1 billion, or 29%, from December 31, 2024 to September 30, 2025, primarily due to an increase of $3.8 billion in Loans held for investment at fair value and $304.7 million in loans held for sale at fair value, offset by a decrease of $242.1 million in mortgage servicing rights and servicing advances. The increase in Loans held for investments reflect the Company’s ongoing securitizations of loans in non-Agency securitizations. As described in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, such transactions are accounted for as on-balance sheet financings, with the loans included in Loans held for investment at fair value and the securities sold treated as Asset-backed financings at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below:

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Correspondent loan purchases:
GSE-Eligible Loans (1)	$6,473,445	$14,384,633	$36,205,387	$36,834,544
Government insured or guaranteed (2)	2,164,041	12,047,525	27,097,047	30,892,013
Jumbo loans	706,045	97,982	1,404,523	134,886
	$9,343,531	$26,530,140	$64,706,957	$67,861,443

(1)
GSE eligibility refers to the eligibility of loans for sale to Freddie Mac or Fannie Mae. The Company sells or finances a portion of its GSE eligible loan production to other investors, including PLS.
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

During the quarter and nine months ended September 30, 2025, we purchased for sale $9.3 billion and $64.7 billion, respectively, in fair value of correspondent production loans as compared to $26.5 billion and $67.9 billion during the same periods in 2024. The decrease in loan purchases during the quarter ended September 30, 2025, relates to PFSI's assumption of the role of initial purchaser of correspondent loans as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Other Investment Activities

Following is a summary of our acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$(194,513)	$—	$(194,513)	$(111,044)
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing (subordinate MBS)	83,321	—	235,930	—
	(111,192)	—	41,417	(111,044)

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	—	—	—	(830,296)
Principal-only stripped mortgage-backed securities	—	80,442	—	479,902
Floating rate collateralized mortgage obligations	876,394	—	876,394	—
Senior non-Agency securities	28,987	—	66,069	—
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing (senior MBS)	49,943	—	105,919	—
Mortgage servicing rights:
Purchases	—	—	—	29,428
Received in loan sales	45,744	51,979	136,783	123,847
	1,001,068	132,421	1,185,165	(197,119)
	$889,876	$132,421	$1,226,582	$(308,163)

Our acquisitions during the quarter and nine months ended September 30, 2025 and 2024 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2025				December 31, 2024
			Average				Average
	Fair	Principal/	Life		Fair	Principal/	Life
	value	notional	(in years)	Coupon	value	notional	(in years)		Coupon
	(dollars in thousands)
Agency pass-through securities	$2,927,056	$2,899,578	7.9	5.3%	$3,079,492	$3,132,005	8.7		5.4%
Principal-only stripped securities	572,756	682,939	4.6	0.1%	596,300	776,455	6.7		0.1%
Floating rate collateralized mortgage obligations	873,120	871,733	7.9	5.5%	—	—	—	—	—
Subordinate credit-linked securities	—	—	0.0	0.0%	196,472	174,813	3.6		12.4%
Senior non-Agency securities	160,875	163,981	5.5	5.4%	105,182	111,479	9.2		5.1%
Interest-only stripped securities	75,357	356,387	7.7	4.8%	86,260	386,040	8.0		4.8%
	$4,609,164	$4,974,618			$4,063,706	$4,580,792

Our Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	September 30, 2025	December 31, 2024
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$31,432	$29,377
Derivative and credit risk transfer strip liabilities- CRT strips	(9,330)	(4,060)
Deposits securing CRT arrangements	1,033,008	1,110,708
Interest-only security payable at fair value	(36,558)	(34,222)
	$1,018,552	$1,101,803
UPB of loans subject to credit guarantee obligations	$19,937,381	$21,249,304

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2025:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,102	$9,266	$2,406	$2,103	$1,671	$389	$19,937
Liquidations:
Balances	$1.7	$12.7	$64.6	$172.9	$127.4	$62.9	$442.2
Losses	$—	$1.6	$6.7	$21.9	$13.7	$7.8	$51.7
Modifications (1):
Balances	$71.1	$572.8	$314.4	$—	$—	$—	$958.3
Losses	$2.4	$26.2	$19.9	$—	$—	$—	$48.5
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.8%	35.1%	35.8%	35.8%
Origination FICO credit score	765	754	735	743	750	743	752
Origination loan-to value ratio	80.6%	83.3%	83.5%	82.5%	80.6%	80.9%	82.4%
Current loan-to value ratio (2)	48.3%	48.1%	46.2%	41.5%	37.2%	34.9%	46.0%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$440	$932	$308	$233	$333	$71	$2,317
Florida	447	881	306	219	173	32	2,058
Texas	477	796	191	180	200	61	1,905
Virginia	221	412	88	95	117	40	973
Maryland	163	400	110	121	110	23	927
Other	2,354	5,845	1,403	1,255	738	162	11,757
	$4,102	$9,266	$2,406	$2,103	$1,671	$389	$19,937

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,391	$3,154	$853	$715	$520	$118	$6,751
Southwest	1,056	2,031	450	413	301	83	4,334
West	888	1,940	613	472	481	101	4,495
Northeast	388	1,172	285	307	217	60	2,429
Midwest	379	969	205	196	152	27	1,928
	$4,102	$9,266	$2,406	$2,103	$1,671	$389	$19,937

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,084	$9,180	$2,354	$2,080	$1,663	$388	$19,749
90 - 179 Days	9	49	25	15	7	1	106
180+ Days	7	26	19	6	1	—	59
Foreclosure	2	11	8	2	—	—	23
	$4,102	$9,266	$2,406	$2,103	$1,671	$389	$19,937
Bankruptcy	$4	$33	$17	$9	$5	$—	$68

Cash Flows

Our cash flows for the quarters ended September 30, 2025 and 2024 are summarized below:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Operating activities	$(3,907,486)	$(1,082,381)
Investing activities	(123,050)	1,078,349
Financing activities	3,956,330	67,305
Net cash flows	$(74,206)	$63,273

Our cash flows resulted in a net decrease in cash of $74.2 million during the nine months ended September 30, 2025, as discussed below.

Operating activities

Cash used in operating activities totaled $3.9 billion for the nine months ended September 30, 2025, as compared to cash used in our operating activities of $1.1 billion during the nine months ended September 30, 2024. Cash flows from operating activities are influenced by cash flows from loans held for sale as shown below:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Operating cash flows from:
Loans held for sale	$(4,391,523)	$(1,043,498)
Other	484,037	(38,883)
	$(3,907,486)	$(1,082,381)

The primary source of negative operating cashflow from loans held for sale relates to the transfer of loans to held for investment pursuant to our securitization activities. The securitization of portions of our correspondent loan production and cash received from such securitizations is accounted for as a financing activity. We may sell these loans based on the market conditions before committing to securitize the loans.

Investing activities

Net cash used in our investing activities was $123.1 million for the nine months ended September 30, 2025, as compared to net cash provided by our investing activities of $1.1 billion during the nine months ended September 30, 2024, which included significant sales of MBS.

Financing activities

Net cash provided by our financing activities was $4.0 billion for the nine months ended September 30, 2025, as compared to net cash used in our financing activities of $67.3 million during the nine months ended September 30, 2024. This change primarily reflects the increase in borrowings required to finance the increase in inventory of loans held for sale and newly created investments from our ongoing securitization efforts during the nine months ended September 30, 2025.

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

We expect to continue investing in subordinate MBS generated from the private label securitization which is also expected to increase our variable interest entities’ asset-backed financings.

On August 20, 2025, the Company, PMT ISSUER TRUST—FMSR, PennyMac Corp. (“PMC”), and PennyMac Holdings, LLC (“PMH”) redeemed $350 million of secured term notes (the “Series 2021-FT1 Term Notes”).

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

Our debt financing is summarized below:

	September 30, 2025
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$444,531	$—	$444,531	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	4,448,289	—	4,448,289	4,290,063	—	4,290,063
Senior non-agency securities	160,875	—	160,875	148,895	—	148,895
Credit risk transfer securities relating to consolidated variable interest entities	—	1,018,552	1,018,552	141,443	621,439	762,882
Non-agency securities relating to consolidated variable interest entities	—	473,472	473,472	389,379	—	389,379
	4,609,164	1,492,024	6,101,188	4,969,780	621,439	5,591,219
Loans held for sale at fair value	2,421,033	—	2,421,033	2,225,084	—	2,225,084
Loans held for investment at fair value	5,983,197	(5,981,451)	1,746	—	—	—
Derivative assets	58,442	(31,432)	27,010	—	—	—
Deposits securing credit risk transfer arrangements	1,033,008	(1,033,008)	—	—	—	—
Mortgage servicing rights and servicing advances	3,730,354	68,397	3,798,751	513,319	1,627,170	2,140,489
	18,279,729	(5,485,470)	12,794,259	7,708,183	2,248,609	9,956,792
Other	245,942	—	245,942	—	—	—
Total assets and secured financing	$18,525,671	$(5,485,470)	$13,040,201	$7,708,183	$2,248,609	9,956,792

Unsecured debt						876,510
Debt excluding non-recourse						10,833,302
Debt in consolidated variable interest entities (2)						5,476,140
Total debt						$16,309,442
Equity						$1,879,309
Debt-to equity ratio:
Excluding non-recourse debt (3)						5.8:1
Total (4)						8.7:1

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
(2)
Does not include adjustments for credit risk transfer strip liabilities of $9.3 million.
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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2025	2024	2025	2024
	(in thousands)
Average balance outstanding	$6,670,245	$5,513,519	$6,408,372	$5,225,906
Maximum daily balance outstanding	$8,082,484	$6,474,799	$8,733,460	$7,624,113
Ending balance (UPB)			$7,712,937	$5,751,519

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our Assets sold under agreements to repurchase was approximately $12.8 billion at September 30, 2025.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and
•
All repurchase agreements that matured between September 30, 2025 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2025:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$464,900
Citibank, N.A.	94,104
Bank of America, N.A.	93,619
Goldman Sachs & Co. LLC	89,159
JPMorgan Chase & Co.	56,758
Morgan Stanley & Co. LLC	41,573
Santander US Capital	39,152
Royal Bank of Canada	38,230
Barclays Capital Inc.	25,632
Wells Fargo Securities, LLC	20,935
Nomura Holdings America, Inc.	12,629
Bank of Montreal	10,826
Mizuho Financial Group	4,635
Daiwa Capital Markets America Inc.	3,002
BNP Paribas	1,704
$996,858

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

September 30, 2025
(in thousands)
Loans held for sale at fair value	$2,421,033
Mortgage servicing rights at fair value	3,736,821
Other assets
From nonaffiliates	641,829
From PFSI	25,235
From non-issuer or non-guarantor subsidiaries (1)	534,322
Total assets	$7,359,240

Total liabilities
Payable to nonaffiliates	$2,100,203
Payable to PFSI	33,485
Payable to non-issuer or non-guarantor subsidiaries	5,108,027
$7,241,715

Nine months ended September 30, 2025
(in thousands)
Net investment income
From nonaffiliates	$197,351
From PFSI	279,889
From non-issuer or non-guarantor subsidiaries (1)	(33,741)
443,499
Expenses
From nonaffiliates	38,122
From PFSI	94,898
133,020
Pre-tax income	310,479
Provision for income taxes	79,483
Net income	$230,996

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of September 30, 2025.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2025, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report and are filed as exhibits to our periodic reports.

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

Our primary trading asset is our inventory of loans held for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, CRT arrangements and MBS. We believe that the fair values of MSRs and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing the loans underlying such arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2025, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$131,885	$125,994	$92,761	$(110,296)	$(167,511)	$(448,623)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2025, given several shifts in option adjusted spreads, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Option-adjusted spread	$127,414	$62,619	$31,044	$(30,525)	$(60,542)	$(119,102)
Prepayment speed	$269,307	$129,583	$63,591	$(61,314)	$(120,466)	$(232,710)
Annual per-loan cost of servicing	$64,374	$32,187	$16,094	$(16,094)	$(32,187)	$(64,374)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$35,232	$17,369	$8,624	$(8,507)	$(16,898)	$(33,337)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(9,549)	$(5,764)	$(2,625)	$2,222	$4,078	$5,625

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2025.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended September 30, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
July 1, 2025 – July 31, 2025	—	$—	—	$73,353
August 1, 2025 – August 30, 2025	—	$—	—	$73,353
September 1, 2025 – September 30, 2025	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

10.1	Amendment No. 1 to Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	*

10.2	Amendment No. 1 to Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	*

10.3	Amendment No. 2 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 16, 2025.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (ii) the consolidated statements of income for the quarter and nine months ended September 30, 2025 and September 30, 2024, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter and nine months ended September 30, 2025 and September 30, 2024, (iv) the Consolidated Statements of Cash Flows for the quarter and nine months ended September 30, 2025 and September 30, 2024 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: October 29, 2025	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2025	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)