Form 10-K
period 2025-12-31
PennyMac Mortgage Investment Trust
filed 2026-02-18
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB	New York Stock Exchange
6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRC	New York Stock Exchange
8.50% Senior Notes Due September 2028	PMTU	New York Stock Exchange
9.00% Senior Notes Due February 2030	PMTV	New York Stock Exchange
9.00% Senior Notes Due June 2030	PMTW	New York Stock Exchange

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

As of June 30, 2025, the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $796,813,522 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 13, 2026, there were 87,016,604 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2026 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2025

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•
changes in interest rates;
•
changes in macroeconomic, consumer and real estate market conditions;
•
changes in real estate values, housing prices and housing sales;
•
rising homeownership costs;
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

The management of our business and execution of our operations are performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI”). PFSI is a specialty financial services firm separately listed on the New York Stock Exchange focused on the production and servicing of loans and the management of investments related to the U.S. mortgage market. Specifically:

•
We are externally managed by Pennymac Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PFSI and an investment adviser registered with the United States Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.
•
Our loan production and servicing activities (as described below) are performed on our behalf by another wholly-owned PFSI subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”).

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), subordinate and senior mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate MBS, interest-only ("IO"), principal-only ("PO") stripped MBS and Agency floating rate collateralized mortgage obligations ("CMOs").

A significant portion of our business involves Government-Sponsored Enterprises ("GSEs"), specifically the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively as the "Agencies".

We operate our business in three segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. Non-segment activities are included in our corporate operations.

Our segment and corporate activities are described below.

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production and subordinate and credit-linked MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency MBS and structured products (including IO and PO MBS and floating rate CMOs), senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We primarily sell the loans we acquire through our correspondent production activities to the Agencies. We also securitize certain of our loans directly and may retain interests, such as senior and subordinate MBS, from these securitizations.

•
Our corporate operations include management fees, compensation, professional services, and other amounts attributable to the Company’s corporate operations and certain interest income and expense.

Following is a summary of our segment and corporate results for the years presented:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net investment income:
Credit sensitive strategies	$65,643	$123,675	$232,624
Interest rate sensitive strategies	149,644	112,305	132,941
Correspondent production	87,402	90,494	56,239
Corporate	4,772	7,720	7,216
	$307,461	$334,194	$429,020
Pretax income (loss):
Credit sensitive strategies	$65,203	$123,112	$230,304
Interest rate sensitive strategies	50,453	15,588	44,593
Correspondent production	32,079	56,981	23,285
Corporate	(53,917)	(53,033)	(53,787)
	$93,818	$142,648	$244,395
Total assets at end of year:
Credit sensitive strategies	$1,604,694	$1,474,751	$1,632,431
Interest rate sensitive strategies	16,512,045	10,322,044	10,281,904
Correspondent production	2,767,400	2,170,638	788,771
Corporate	462,743	441,273	410,781
	$21,346,882	$14,408,706	$13,113,887

In our correspondent production segment, we purchase Agency-eligible, jumbo, and non-qualified mortgage loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for loans that are eligible for sale to the Agencies under their guidelines. A non-qualified mortgage loans is a residential mortgage loan that is not eligible for treatment as a “qualified mortgage” under the ability-to-repay rules but is underwritten to alternative credit standards. We then either:

•
sell certain Agency-eligible loans meeting the guidelines of the GSEs to Fannie Mae or Freddie Mac (“GSE-Eligible Loans”) on a servicing-retained basis and retain the related MSRs;
•
create and issue structured MBS and retain a portion of the interests, such as certain senior and subordinate securities, and sell the remaining senior MBS; or
•
sell loans to banks or other investors, generally on a servicing retained basis.

Our correspondent production segment involves purchases of loans through PLS from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. Before July 1, 2025, we were the initial purchaser of loans from correspondent sellers and sold a portion of our correspondent production, including all of the U.S. Government-insured or guaranteed loans, to PLS. After June 30, 2025, PLS became the initial purchaser of loans from correspondent sellers and we retained the right to purchase up to 100% of PLS's non-government correspondent production.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Correspondent loan purchases at fair value:
GSE-eligible loans (1)	$40,976,218	$54,294,006	$46,395,294
Government insured or guaranteed for sale to PLS	27,128,340	42,066,828	41,103,974
Jumbo	2,636,524	393,222	4,234
Non-qualified	29,638	—	—
Home equity lines of credit	—	10	102
	$70,770,720	$96,754,066	$87,503,604
Interest rate lock commitments issued	$65,515,030	$99,665,304	$91,096,344
Fair value of loans at end of year pending sale to:
Nonaffiliates	$2,699,398	$1,514,210	$500,715
PLS	—	602,108	168,303
	$2,699,398	$2,116,318	$669,018

(1)
The Company sells or finances a portion of its GSE-Eligible Loans to or with other investors, including PLS.

Our correspondent production activities generate investments in MSRs and non-Agency interests through loan sales to nonaffiliates and the retention of interests in securitizations, as summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$10,292,463	$12,414,391	$15,936,124
To PennyMac Financial Services, Inc.	52,895,921	81,997,773	72,441,699
	$63,188,384	$94,412,164	$88,377,823
Net gains on loans held for sale	$52,194	$73,124	$39,857
Investments resulting from correspondent production:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$527,752	$64,253	$—
Receipt of MSRs as proceeds from sales of loans	190,141	219,001	292,527
Total investments resulting from correspondent production activities	$717,893	$283,254	$292,527

(1)
The trusts issuing the securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by nonaffiliates being shown as Asset-backed financings of variable interest entities at fair value.

Our portfolio of mortgage investments was comprised of the following:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Credit sensitive assets:
CRT arrangements, net (1)	$998,344	$1,101,803	$1,146,299
Subordinate interests in loans held in variable interest entities, net of associated asset-backed financings	554,927	130,839	85,344
Subordinate credit-linked mortgage-backed securities	—	196,472	301,180
Distressed loans	1,705	1,866	2,131
Real estate acquired in settlement of loans	1,421	2,464	4,541
Home equity lines of credit	942	1,368	1,803
	1,557,339	1,434,812	1,541,298
Interest rate sensitive assets:
Mortgage-backed securities
Agency fixed-rate pass-through	2,850,447	3,079,492	4,270,056
Floating rate collateralized mortgage obligations	855,997	—	—
Principal-only stripped	521,129	596,300	53,336
Senior non-Agency	152,784	105,182	117,489
Interest-only stripped	72,502	86,260	94,231
Mortgage servicing rights	3,644,702	3,867,394	3,919,107
Senior interests in loans held in variable interest entities, net of associated asset-backed financings	93,232	—	—
Net interest rate hedges	20,094	23,728	149,603
	8,210,887	7,758,356	8,603,822
	$9,768,226	$9,193,168	$10,145,120

(1)
Investments in CRT arrangements include deposits securing CRT arrangements, CRT derivatives, CRT strips and an interest-only security payable.

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

Competition

In our investing and acquisition of mortgage assets, we compete with specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other mortgage REITs such as Chimera Investment Corporation, Invesco Mortgage Capital Inc., Rithm Capital Corp., Ellington Financial, Inc., MFA Financial, Inc., Adamas Trust, Inc., Redwood Trust Inc. Two Harbors Investment Corp., AGNC Investments Corp., and Annaly Capital Management Inc., all of which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase.

In our correspondent production activities, we compete with large financial institutions, the GSE cash windows and other independent residential loan producers and servicers such as Rocket Mortgage, Rithm Capital Corp., Freedom Mortgage, Truist Financial Corporation, Western Alliance Bank and Onity Group Inc. We compete on the basis of product offerings, technical knowledge, loan quality, speed of execution, rate and fees.

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

Financing

Our debt financing is summarized below:

	December 31, 2025
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$462,488	$—	$462,488	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	4,300,075	—	4,300,075	4,241,557	—	4,241,557
Senior non-agency securities	152,784	—	152,784	146,089	—	146,089
Credit risk transfer securities relating to consolidated variable interest entities	—	998,344	998,344	141,443	607,297	748,740
Non-agency securities relating to consolidated variable interest entities	—	648,159	648,159	531,750	—	531,750
	4,452,859	1,646,503	6,099,362	5,060,839	607,297	5,668,136
Loans held for sale at fair value	2,699,398	—	2,699,398	2,462,629	—	2,462,629
Loans held for investment at fair value	8,532,644	(8,530,939)	1,705	—	—	—
Derivative assets	55,943	(32,659)	23,284	—	—	—
Deposits securing credit risk transfer arrangements	1,009,334	(1,009,334)	—	—	—	—
Mortgage servicing rights and servicing advances	3,741,532	93,478	3,835,010	495,133	1,650,831	2,145,964
	20,954,198	(7,832,951)	13,121,247	8,018,601	2,258,128	10,276,729
Other	392,684	—	392,684	—	—	—
Total assets and secured financing	$21,346,882	$(7,832,951)	$13,513,931	$8,018,601	$2,258,128	10,276,729

Unsecured debt						1,028,300
Debt excluding non-recourse						11,305,029
Debt in consolidated variable interest entities (2)						7,826,953
Total debt						$19,131,982
Equity						$1,887,331
Debt-to equity ratio:
Excluding non-recourse debt (3)						6.0:1
Total (4)						10.1:1

(1)
The balance sheet information depicted under the column captioned “Consolidated” represents information prepared in compliance with accounting principles generally accepted in the United States (“GAAP”). The subsequent columns reflect adjustments to deconsolidate the assets held in the trusts issuing beneficial interests in those assets and to provide investors with a more creditor-aligned view of how our debt relates to the assets we finance. After adjustment, the assets are shown in the securitized form in which they are financed which excludes non-recourse financing which we refer to as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheet. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as calculated based upon GAAP.
(2)
Does not include adjustments for credit risk transfer strip liabilities of $6.0 million.
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

Following is a summary of the types of debt we use to finance our investing and operating activities:

Short-term debt

Sales of assets under agreements to repurchase

Our largest source of debt financing is the sale of assets under agreements to repurchase. Under these agreements, we sell assets or participation certificates to a lender under a commitment to repurchase the asset or participation certificate within a specified period - generally ranging from 30 to 90 days for MBS and CRT assets, 60 to 120 days for mortgage loans and one to two years for participation certificates secured by MSRs.

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

To mitigate this market-price volatility, in December 2025, we began financing certain subordinate bonds related to our securitizations under a “mark-to-credit” facility. This change represents a significant benefit to PMT, as it eliminates exposure to mark-to-market margin calls for these assets. While the facility remains subject to certain credit-related paydown requirements, it effectively shields our liquidity position from non-credit related market price volatility and provides greater stability to our financing structure.

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

Mortgage loan participation purchase and sale agreements

We finance a portion of our inventory of loans held for sale using mortgage loan participation purchase and sale agreements. Under mortgage loan participation purchase and sale agreements, we sell participation certificates to a lender, representing undivided beneficial ownership interests in pools of loans deemed eligible to back pass-through MBS issued and guaranteed by Fannie Mae or Freddie Mac, while the pools are pending securitization and the sale of the resulting securities. As part of the sale of the participation certificates, we arrange to deliver the resulting securities to the lender, and assign to the lender the commitments between us and nonaffiliates to sell the securities.

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

Long-term debt

Notes payable secured by credit risk transfer and mortgage servicing assets

Our notes payable secured by CRT arrangements and MSRs represent long-term financing of our CRT and MSR assets and include:

•
$725 million in secured term notes issued to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and syndicated secured term loans issued to banking entities. The term notes are secured by MSR participation certificates on Fannie Mae loans that are pledged to a subsidiary trust that has also issued variable funding notes (“VFNs”) that may be financed with certain lenders in the form of sales of assets under agreements to repurchase. VFNs are typically used to finance a portion of the fair value of MSR participation certificates held by the subsidiary trust in excess of the fair value required to collateralize the secured term notes and term loans. The term notes and term loans include margin call provisions that require us to maintain a certain advance rate based on the fair value of the underlying MSR participation certificates. As the fair value of the underlying MSRs is subject to periodic fluctuation, we may be required to either pledge additional MSR participation certificates or cash to the subsidiary trust when the fair value of the MSR participation certificates decreases even though the borrowings have long-term maturities.
•
$928 million in various credit agreements secured by Freddie Mac MSRs.
•
$609 million of term notes secured by our investment in CRT assets issued to qualified institutional buyers under Rule 144A of the Securities Act. These term notes do not include margin call provisions. However, these term notes must be repaid based on the amortization of the CRT assets that collateralize them. These term notes have maturities ranging from February 2024 through September 2028. A portion of these term notes have terms that provide for optional extensions of two years under conditions provided in the respective agreements.

Unsecured senior notes

Exchangeable senior notes

Our subsidiary, PennyMac Corp. (“PMC”), has $711.5 million in outstanding exchangeable senior notes with maturities through June 2029. The exchangeable senior notes are unsecured obligations. The exchangeable senior notes are exchangeable into 46.1063 PMT common shares of beneficial interest (“Common Shares”) per $1,000 principal amount for the exchangeable senior notes maturing on March 15, 2026 (the “2026 Exchangeable Notes”) and 63.3332 PMT Common Shares per $1,000 principal amount for the exchangeable senior notes maturing on June 1, 2029 (the “2029 Exchangeable Notes”), subject to adjustment upon the occurrence of certain events. Upon exchange, PMC will pay (1) cash for the principal amount of the exchangeable senior notes to be exchanged; and (2) cash, Common Shares or a combination of cash and Common Shares, at the Company’s election, for the remainder, if any, of the exchange obligation in excess of the principal amount of the exchangeable senior notes exchanged. The exchangeable senior notes bear interest at rates of 5.50%, in the case of the 2026 Exchangeable Notes, and 8.50%, in the case of the 2029 Exchangeable Notes, and are fully and unconditionally guaranteed by the Company.

Senior notes

The Company issued three tranches of senior unsecured notes totaling $331.0 million in principal amount, including $53.5 million of 8.50% senior notes due September 30, 2028 (the "2028 Senior Notes"), and $172.5 million and $105.0 million of 9.00% senior notes due February 15, 2030 and June 15, 2030, respectively (collectively, the "2030 Senior Notes"). The Senior notes are fully and unconditionally guaranteed by PMC. The 2028 Senior Notes are redeemable beginning September 30, 2025, while the 2030 Senior Notes are redeemable beginning February 15, 2027 and June 15, 2027, respectively, in each case at 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.

Interest-only security payable at fair value

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

Asset-backed financings of variable interest entities at fair value

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

Because we hold substantially all of the subordinate securities created in these transactions and we or PLS is the servicer or subservicer of the underlying loans, we include the assets of the issuing trust on our consolidated balance sheet, in Loans held for investment at fair value. We also include the securities issued to nonaffiliates by the issuing trusts as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheet.

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

Equity

Our shareholders’ equity includes both Common Shares and cumulative preferred shares, partially offset by our accumulated deficit as summarized below:

	December 31,
	2025	2024	2023
	(in thousands)
Paid-in capital
Preferred shares	$541,482	$541,482	$541,482
Common shares	1,928,674	1,925,936	1,924,303
	2,470,156	2,467,418	2,465,785
Accumulated deficit	(582,825)	(528,918)	(508,695)
	$1,887,331	$1,938,500	$1,957,090

We actively manage our equity financing and endeavor to obtain an equity structure that optimizes the returns to our common shareholders. This approach to managing our equity includes supplementing our Common Shares with issuances of preferred shares and common share repurchase activities. At December 31, 2025, we had $200 million of Common Shares available for issuance under our at-the-market equity offering program and $73.4 million authorized for share repurchases.

Following is a summary of our repurchases of Common Shares:

Year ended December 31,	Share repurchases
(in thousands)
2025	$—
2024	$—
2023	$28,490

Our preferred shares are comprised of three series of $25 par value cumulative preferred shares that have dividend rates ranging from 6.75% to 8.125% of their par values and liquidation preferences totaling $560 million. Our preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or repurchase the shares or the shares are converted into Common Shares in connection with a change of control by the holders of the preferred shares, as provided in the respective articles supplementary establishing the terms of each series of preferred shares. The Series A and Series B preferred shares are presently redeemable and the Series C preferred shares become redeemable on August 24, 2026. We did not redeem any preferred shares during the year ended December 31, 2025.

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

As a REIT, we generally are not subject to U.S. federal income tax on the REIT taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our income and amounts available for distribution to our shareholders.

Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our TRS that is subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Item 1A. of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 20% (25% for taxable years beginning after December 31, 2025) of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

The dividends paid deduction of a REIT for qualifying dividends to its shareholders is computed using our taxable income as opposed to net income reported on our financial statements. Taxable income generally differs from net income reported on our financial statements because the determination of taxable income is based on tax laws and regulations and not financial accounting principles.

Legal and Regulatory Compliance

Our business is subject to extensive federal, state and local regulation. Federal and state regulators, such as the Consumer Financial Protection Bureau (“CFPB”), are responsible for ensuring consumers are provided with timely and understandable information to make responsible decisions about financial transactions, consumer financial laws are enforced and consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination. Federal and state regulations may increase mortgage production and servicing costs.

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses and the completion of pre‑licensing education, annual education and the successful completion of both national and state exams.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential loans and MSRs. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, accounting for and remitting collections to investors in the loans, responding to customer inquiries, and default management activities, including managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of real estate acquired in settlement of loans (“REO"). Servicing fee rates are based on the delinquency status, activities performed, and other characteristics of the loans serviced and total servicing compensation is established at levels that we believe are competitive with those charged by other primary servicers and specialty servicers. PLS acted as the servicer for loans with an unpaid principal balance totaling approximately $733.6 billion, of which $226.8 billion was subserviced for us as of December 31, 2025.

Human Capital Resources

All of our senior officers are employees of PFSI or its affiliates and we had no employees as of the end of fiscal year 2025. Our long-term growth and success is highly dependent upon PFSI’s employees and PFSI’s ability to maintain a workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, we and PFSI strive to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve. PFSI had approximately 4,900 domestic employees as of the end of fiscal year 2025.

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
•
Our investments are highly dependent on macroeconomic, real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition, liquidity and results of operations.
•
Rising homeownership costs may negatively impact housing affordability and increase mortgage delinquencies, defaults, and foreclosures.
•
A disruption in our correspondent production activities or the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
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
•
Existing or new rules and regulations by federal and state regulators could result in enforcement actions, fines, penalties and reputational harm.
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
•
Our retention of credit risk underlying loans is inherently uncertain and exposes us to a risk of loss.
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
•
The management fee structure may provide incentives not fully aligned with our interest and may create greater investment risk.
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

Interest rates are highly sensitive to many factors, including United States monetary policies, domestic and international economic and political considerations and other macroeconomic conditions such as inflation, consumer confidence and demand. For example, higher interest rates and inflationary pressures in 2024 and 2025 have constrained mortgage origination and refinancing activity compared to previous years. In addition, the pricing and liquidity of the MBS market may be impacted by significant changes in and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. Future reductions of the Federal Reserve’s balance sheet or its MBS portfolio may result in higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact our investments.

Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as to the impact they may have on any derivative financial instruments that we utilize for hedging purposes. Changes in interest rates also affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us.

Changes in the level of interest rates also may affect our ability to make investments, the fair value of our investments and any related hedging instruments, the value of loans acquired through our correspondent production activities, and our ability to realize gains from the disposition of our assets. Changes in interest rates may result in margin calls requiring us to post additional collateral, affect borrower default rates and impact our ability to refinance or modify loans and/or to sell REO. Decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of mortgage servicing business and write-downs of the associated MSRs. Any such scenario could materially and adversely affect us.

Our investments are highly dependent on macroeconomic, real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Rising homeownership costs may negatively impact housing affordability and increase mortgage delinquencies, defaults, and foreclosures.

Housing affordability has been negatively impacted by rising housing costs and tax payments. The average share of borrowers' mortgage payments allocated to property taxes and insurance premiums has been steadily rising in recent years due to inflation, natural disasters and other factors. For example, due to wildfires in Northern and Southern California and other areas in the Pacific Northwest, many private insurance carriers will no longer offer homeowner insurance policies in certain high risk areas to new or existing homeowners. The decrease in available private insurers increases insurance premiums and a borrower's monthly expenses and creates a higher likelihood that loan payments in respect of the mortgaged property may become delinquent or default, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

A disruption in our correspondent production activities or the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Correspondent production activities may include purchasing residential loans, pooling Fannie Mae and Freddie Mac loans into Agency MBS securities and selling or securitizing the loans. The liquidity of the MBS market may be impacted by significant changes in and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. Any significant disruption or period of illiquidity in the MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period.

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

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, PLS is licensed in all state jurisdictions where it is required to be licensed.

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

We and PLS are subject to minimum financial eligibility requirements established by the Agencies, as applicable. For example, the FHFA enacted enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers effective in 2023 and 2024. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks. To the extent any future minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

In order to meet these minimum financial requirements, we and PLS are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our or its business and significantly impede us and PLS, as non-bank mortgage lenders, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or PLS, which could cause us or PLS to cross-default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2025, we had $19.1 billion of total indebtedness outstanding (approximately $18.1 billion of which was secured) and up to $6.1 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

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

From time to time we may be affected by general economic conditions, industry trends, performance and many other factors outside our control.

We are a holding company and our principal asset is our equity interest in our wholly-owned subsidiaries. As a result, we have no independent means of generating revenue and, accordingly, we are dependent upon the cash distributions from our wholly-owned subsidiaries to pay for our expenses and indebtedness. For example, the repayment of our indebtedness, including the $1.0 billion of unsecured senior notes, will depend in part on our subsidiaries’ generation of cash flows and ability to make such cash available to us, by dividend, debt repayment or otherwise. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In the event that we are unable to receive cash from our subsidiaries, we may be unable to pay dividends or make payments on our indebtedness.

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

Specifically, we have financed certain of our investments through repurchase agreements, pursuant to which we may sell securities or loans to lenders (i.e., repurchase agreement counterparties). CRT investments may be financed with term notes and are generally more illiquid and subject to greater fluctuations in fair value and the term notes may not be callable and may otherwise prohibit the disposition of the assets securing the financing.

We also currently finance certain of our MSRs under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under loan and security agreements, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PMC. A decrease in the fair value of the pledged collateral can result in a margin call. Any such margin call may require that we liquidate assets at a disadvantageous time or provide that the secured parties may sell the collateral, either of which could result in significant losses to us. Each of the secured financing arrangements pursuant to which we finance MSRs is further subject to the terms of an acknowledgement agreement with Fannie Mae or Freddie Mac, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Any extinguishment of our and the secured parties’ rights in the related collateral could result in significant losses to us.

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

The lenders under our repurchase agreements may require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Our lenders may require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. If we are unable to maintain these liquidity levels, we could be forced to sell additional investments at a loss and our financial condition could deteriorate rapidly.

Our existing financing agreements also contain certain events of default and other financial and non‑financial covenants and restrictions that impact our flexibility to determine our operating policies and investment strategies. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit or financing arrangement with us.

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

We are also dependent on a limited number of banks, private equity firms and institutional investors to extend us credit on terms that we have determined to be commercially reasonable. These banks, private equity firms and institutional investors are subject to their own risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

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

In addition, any securitization entities that own collateral underlying the mortgage loan securitizations may be held liable for acts of third parties. For example, the CFPB has sought to investigate and bring enforcement actions directly against securitization entities for the bad acts of the entities’ servicers or sub-servicers. In addition, in March 2024 the U.S. Court of Appeals for the Third Circuit in CFPB v. National Collegiate Master Student Loan Trust held that certain securitization trusts were a “covered person” under the Consumer Financial Protection Act because they engaged in providing a consumer financial product or service and thus are subject to the investigative and enforcement powers of the CFPB, increasing the risk that the CFPB and other regulators may pursue investigations and enforcement actions against securitization vehicles.

We have participated in various transactions whereby we invest in subordinate securities issued in private loan securitizations held in consolidated VIEs. Because we hold substantially all of the subordinate securities created in these transactions and we or PLS is the servicer or subservicer of the underlying loans, we include the assets of the issuing trust on our consolidated balance sheet under Loans held for investment at fair value and we include the securities issued to nonaffiliates by the issuing trusts as a liability under Asset-backed financings of variable interest entities at fair value. As of December 31, 2025, we facilitated private loan securitizations held in consolidated VIEs of $8.5 billion reported under Loans held for investment at fair value and $7.8 billion reported under Asset-backed financings of variable interest entities at fair value, as detailed in Note 6 – Variable Interest Entities.

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

The failure of PLS’ correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We and PLS have in place a compliance program designed to assess areas of risk with respect to loans PLS acquires from such correspondent sellers that we may subsequently purchase. However, we and PLS may not detect every violation of law and to the extent any correspondent sellers fail to comply with applicable laws or regulations and any of their loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain lenders, if they are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

Regulatory agencies and consumer advocacy groups have brought fair lending, fair housing and other related claims that the practices of lenders and loan servicers can result in a disparate impact on protected classes. Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a “disparate impact” on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals).

The current or a future federal and state administration may enact significant policy changes that could impact our business and our ability to adequately comply with regulatory and enforcement oversight. For example, in January 2025, an executive order established the “Department of Government Efficiency” to reform federal government processes and reduce expenditures that could result in significant changes to federal housing and consumer financial regulatory agencies. Significant changes to federal agency structures, regulatory policies, or housing funding priorities could reduce funding for federal housing programs and increase regulatory uncertainty. Additionally, reforming federal agencies such as the CFPB and federal housing regulations could fragment federal regulatory oversight among local, state, and federal regulators resulting in additional compliance costs and heightened regulatory uncertainty for our industry.

While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the federal administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. To the extent any such state regulator imposes minimum net worth, capital ratio, liquidity standards or other requirements that are overly burdensome, such actions may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Existing new rules and regulations by federal and state regulators could result in enforcement actions, fines, penalties and reputational harm.

Federal and state regulators have authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws.

The publication and adoption of new and amended laws, regulations and informal guidance could have a substantial impact on our business operations. The CFPB has historically supervised, investigated and, where it deemed appropriate, brought aggressive enforcement actions against lenders and servicers the CFPB determined were engaged in activities that violated federal laws and regulations. In January 2025, the new U.S. presidential administration issued an executive order to halt all activity on the CFPB’s pending and proposed rules, and in May 2025, the CFPB rescinded many guidance documents, including interpretive rules, policy statements, and advisory opinions. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the CFPB under the current federal administration, we cannot be certain how the regulatory environment may impact our business. Even if the activities of the CFPB remain suspended or significantly restrained, state and local regulators or other agencies with authority to administer and enforce laws that apply to us may increase or enhance their regulatory, supervisory or enforcement activities with respect to us and other providers of financial services. This may increase our and PLS’ operational and regulatory compliance costs. In addition, a decrease in federal regulations could negatively impact the quality of loans we acquire from our correspondent and other mortgage partners if our partners fail to maintain effective risk management, credit quality and production programs.

Failure to comply with the federal and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, financial condition, liquidity and results of operations. Our or PLS’ failure to comply with the laws, rules or regulations to which we and PLS are subject, whether actual or alleged, would expose us and PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, liquidity, financial condition and results of operations and our ability to make distributions to our shareholders.

We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.

Our ability to generate revenues through loan sales depends on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. We acquire loans from PLS through our correspondent production activities that qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures and the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and profit margin.

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at any of these entities could adversely affect our business and prospects, including any decision to go public via an initial public offering or make any other changes in the ownership structure for Fannie Mae or Freddie Mac. Any discontinuation of, or significant reduction in or significant organizational change in, the operations of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we acquire from PLS through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. To the extent that mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this would reduce the number of loans available for purchase, which could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

The discontinuation of London Inter-bank Offered Rate (“LIBOR”) could have a significant impact on our business activities, including, but not limited to, agreements or instruments underlying our financing arrangements, and securities and liabilities with fallback language that seeks to ensure economic equivalence with our financing arrangements and securities prior to the discontinuation of LIBOR. For example, as discussed further below, the discontinuation of LIBOR has resulted in the filing of a shareholder complaint in the United States District Court for the Central District of California alleging that the replacement of the floating three-month LIBOR dividend rate for our Series A preferred shares of beneficial interest (the “Series A Preferred Shares”) and Series B preferred shares of beneficial interest (the “Series B Preferred Shares”) with a fixed rate per the “fallback” provisions of our Series A Preferred Shares and Series B Preferred Shares violated California’s Unfair Competition Law. More specifically, as a result of the cessation of representative LIBOR and subsequent legislation and rulemaking, the Articles Supplementary for each of our Series A Preferred Shares and Series B Preferred Shares require that the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, be calculated at the dividend rate in effect for the immediately preceding dividend period. As a result, the Series A Preferred Shares and Series B Preferred Shares have continued to accumulate dividends from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares at their respective fixed rates then in effect and did not transition to floating reference rates. In the event we are unsuccessful in defending against this litigation, it may adversely impact our financial condition, liquidity, results of operations and our ability to make distributions to our shareholders. In addition, the discontinuation of LIBOR may result in other customers, investors and other market participants challenging the determination of their payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes, that may result in additional litigation or legal proceedings that adversely affect our business, financial condition, liquidity and results of operations.

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

The degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and exposes us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

Our correspondent production activities could subject us to increased risk of loss that could adversely affect our business, financial condition, liquidity and results of operations.

In our correspondent production activities, we historically acquired loans from correspondent sellers and PLS that were sold or securitized to the Agencies, third-party investors or into the MBS markets. Beginning July 1, 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such purchases to us. Under our mortgage banking services agreement with PLS, we retain the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS. There can be no assurance that PLS will continue to be successful in operating this business on our behalf or that it will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation. PLS may not be able to continue to source sufficient loan acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such loans, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these loans and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our correspondent production activities depend, in part, upon PLS’ and PFSI’s ability to adapt to and implement technological changes and to successfully develop, implement and protect their proprietary technology.

Our success in the mortgage industry is highly dependent upon the ability of PLS and PFSI to adapt to constant technological changes, successfully enhance their current information technology solutions through the use of third-party and proprietary technologies, and introduce new solutions and services that more efficiently address our needs. Our correspondent production activities are currently dependent, in part, upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement, and correspondent sellers expect and require certain conveniences and service levels.

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital expenditures by PLS and PFSI. As these technological advancements continue in the future, PLS and PFSI will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required for PLS and PFSI to protect their technologies and such litigation is time consuming and costly.

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

As our and our Manager’s reliance on rapidly changing technology has increased, so have the risks posed to our and our Manager’s information systems, both proprietary and those provided by third party service providers including cloud-based and artificial intelligence service providers. System disruptions and failures caused by unauthorized intrusion, malware, natural disasters and other similar events have interrupted or delayed our ability to provide services to our and our Manager’s customers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers and foreign governments, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

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

Technology disruptions or failures, including a failure in our and our Manager’s information systems or those of third parties with whom we or our Manager does business, could disrupt our or our Manager’s business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our Manager’s technology infrastructure, including computer systems, related software applications and cloud-based and artificial intelligence systems, as well as those of certain third parties and affiliates. Our and our Manager’s information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. Like other companies in our industry, we, our Manager and our third-party vendors, have experienced threats and cybersecurity incidents relating to information technology systems and infrastructure. We and our Manager have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations. Attempts to disrupt or gain unauthorized access to our, our Manager’s and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. We cannot guarantee that our or our Manager’s data protection efforts and our and our Manager’s investment in information technology will prevent significant breakdowns, data leakages, or cybersecurity incidents or breaches in or compromises of our or our Manager’s systems or those of vendors, contractors, consultants and/or third parties with whom we or our Manager does business. Our or our Manager’s contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in the contracts are sufficient to protect us or our Manager from liabilities, damages, or claims related to our or our Manager’s privacy and data security obligations.

The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our Manager’s ability to provide services, and could also impair the ability of third parties to provide critical services to us or our Manager. If our or our Manager’s operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our and our Manager’s business.

Our and our Manager’s services rely on software and services from third-party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of services and adversely impact our results of operations and financial condition.

We and our Manager license third-party software and depend on services from various third parties for use in our and our Manager’s services. For example, we and our Manager rely on third-party vendors for cloud-based and artificial intelligence systems and for certain mortgage production and servicing applications. Third-party software applications, products and services are constantly evolving, and we and our Manager may not be able to maintain or modify our or our Manager’s information services to ensure its compatibility with third-party offerings following development changes. In addition, some of our or our Manager’s competitors, partners, or other service providers may take actions that disrupt the inter-operability of our or our Manager’s business with their own products or services, or exert strong business influence on our or our Manager’s ability to, and the terms on which we or our Manager operate our or its business. Loss of the right to use any third-party software or services could result in decreased functionality of our or our Manager’s services until equivalent technology is either developed by us or our Manager or, if available from another provider, is identified, obtained and integrated, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our and our Manager’s reputation or otherwise materially harm our and our Manager’s business.

We believe the development and proliferation of artificial intelligence will have a significant impact in our industry; however, the recent development of artificial intelligence presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. The use of artificial intelligence can introduce the generation, processing or use of erroneous and “hallucinated” information into our and our Manager’s systems, workflows, processes and procedures that can cause service interruptions. In addition, the use of artificial intelligence algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias and/or inaccuracies in the processing and servicing of mortgage loans. While we and our Manager aim to develop and use artificial intelligence responsibly, we and our Manager may be unsuccessful in identifying or resolving issues before they arise. We and our Manager currently use and integrate artificial intelligence technologies into our and our Manager’s business processes and services. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our and our Manager’s business. Specifically, risks related to bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our and our Manager’s development, use, or deployment of artificial intelligence technologies. Artificial intelligence-related issues, including potential government regulation of artificial intelligence, deficiencies or failures could give rise to legal and regulatory actions, damage our and our Manager’s reputation or otherwise materially impact our and our Manager’s business, financial condition, and liquidity.

Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to potential adoption of new laws and regulations that may restrict or impose burdensome and costly requirements on our and our Manager’s ability to use and scale the deployment of artificial intelligence. We and our Manager may receive claims from third parties, including our and our Manager’s competitors, alleging that the use of artificial intelligence technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

We may face significant competition in the market and may be unable to develop, implement and scale artificial intelligence at the same rate to keep pace with our competitors.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulations and conflicting legal requirements.

We and our Manager receive, transmit and store a large volume of personally identifiable information and other user and consumer data. There are various federal and state laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information that could give rise to liabilities. Federal privacy requirements such as those under the Gramm-Leach-Bliley Act and Fair Credit Reporting Act are within the regulatory and enforcement authority of the CFPB and Federal Trade Commission. We are also subject to a variety of state laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, such as the California Consumer Privacy Act (CCPA), that provide data privacy rights for consumers. Some of these laws include a private rights of action against businesses, including for failure to implement reasonable security procedures and practices to prevent data breaches. Numerous states now have laws that impose similar, additional, and in some cases more restrictive requirements than the CCPA, including for narrow aspects of privacy, such as biometric data, children’s data, and health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our and our Manager’s data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Failure to comply with any of these privacy laws, or a perceived failure to comply, could result in enforcement action against us, including fines and public censure, or litigation and could result in serious harm to our and our Manager’s reputation or business and have a material adverse effect on our and our Manager’s financial condition and results of operations. The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulations and conflicting legal requirements.

Risks Related to Our Investments

Our retention of credit risk underlying loans is inherently uncertain and exposes us to a risk of loss.

In conjunction with our correspondent business, we have previously entered into CRT arrangements with Fannie Mae, whereby we sold pools of loans into Fannie Mae guaranteed securitizations while retaining a portion of the credit risk and an interest-only ownership interest in such loans or purchasing Agency securities that absorb losses incurred by such loans. Our CRT-related investments subject us to credit risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying loans, which is greater than the risks associated with selling the loans to Fannie Mae without the retention of such credit risk. We may also facilitate private asset-backed securitizations where we sell and convey certain pools of mortgage loans to VIEs, in which we may retain a subordinate residual equity interest that could substantially decrease in a market or credit correction (“VIE Securitization”).

Delinquency can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemics, wars and armed conflicts, or terrorist attacks. For example, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). We are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements and VIE Securitizations. Any loss we incur may be significant and could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Prepayment speeds significantly affect MSRs. In general, prepayment on residential mortgage loans may occur at any time without penalty when the homeowner satisfies or pays off the mortgage upon selling or refinancing the mortgaged property. Prepayment speed measures how quickly borrowers pay down the unpaid principal balance of their mortgage loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant input to our cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge that would have a negative impact on our financial results.

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

We are not independently capable of protecting our MSR assets from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike other mortgage lenders and servicers, we rely upon PLS to refinance loans in our servicing portfolio that would otherwise be targeted by other lenders. PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to a tiered recapture fee based on the fair value of the MSRs relating to loans it refinances. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets without offsetting compensation, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Failure to service loans according to various Servicing Guidelines and other contractual requirements may result in the termination of our servicing agreement and MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

Our duties and obligations as a servicer are defined through contractual agreements with the Agencies via each Agency’s servicing or MBS guidelines as well as pooling, securitization and other servicing agreements for non-Agency MBS (collectively the “Servicing Guidelines”). The value of our MSRs and other mortgage investments is dependent on the satisfactory performance of our servicing obligations as a servicer or subservicer. As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable Servicing Guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate our MSRs if we fail to comply with applicable Servicing Guidelines. If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition, liquidity and results of operations could be adversely affected.

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

If the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage securities, we may suffer significant losses. The fair value of subordinate investments is generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. In addition, the liquidity of the mortgage securities market may be impacted by significant changes in and reallocations of the Federal Reserve’s MBS portfolio, resulting in wider mortgage-backed security spreads. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

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

There continues to be global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change may include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and these events could impact our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets and the local economies of certain areas in which we operate.

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

Our investments in MSRs, CRT, and securities and loans held in consolidated VIEs may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility and can be more difficult to value as a ready market does not exist. The contractual restrictions on transfer or the illiquidity of certain of our investments, including subordinate securities we are required to hold under applicable risk retention rules, may make it difficult for us to sell such investments if the need or desire arises, which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

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

Accounting rules for mortgage loan sales and securitizations, VIEs, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our shareholders, and could also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations and assumptions, as well as accounting rule misinterpretations, could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

We and PCM utilize analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the illiquidity and complexity of our investments and strategies, we and PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by other third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with hedging our investments. Fair value determinations require many assumptions and complex analyses, especially to the extent there are no active markets for identical assets. For example, the fair value estimate of certain investments is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions. PCM uses internal financial models that utilize an understanding of inputs used by market participants to value our MSRs to determine the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset‑specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs.

We or PCM may also encounter analytical results that may be inconsistent or inaccurate with other market observations as we update our valuation model. Valuations are highly dependent upon the reasonableness of our inputs and the results of the models. For example, if loan delinquencies or prepayment speeds are different than anticipated or other factors perform differently than modeled, the recorded fair value of certain of our MSRs may change. Significant differences in performance could increase the chance that we do not adequately estimate the effect of these factors on our valuations which could result in misstatements of our financial results, restatements of our financial statements, or otherwise materially and adversely affect our business, financial condition, liquidity and results of operations.

If any third-party information is intentionally or negligently misrepresented and such misrepresentation is not detected, then our model and data results could be materially impacted. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, we may invest at prices that are too high, sell investments at prices that are too low or miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. As part of our correspondent production activities, PLS re-underwrites a percentage of the loans that we acquire and we rely upon PLS to ensure quality underwriting from PLS’ correspondent sellers, accurate third-party appraisals, and strict compliance with the representations and warranties that are required from us by our investors.

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

We are externally advised and managed by PCM, a subsidiary of PFSI, and we also have other separate contractual agreements with other PFSI subsidiaries, such as PLS, to provide various services. Under our management agreement, PCM makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides servicing for our portfolios of loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services impact our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these contractual agreements because we have limited in-house capabilities to perform the activities independently.

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

In addition, the terms of these agreements extend until December 31, 2029, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise not renewed. If any agreement is terminated or not renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

If our management agreement, mortgage banking services agreement, loan servicing agreement or other agreements with PFSI’s subsidiaries are terminated or not renewed, we will have to obtain the applicable services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking services agreement, the services provided by PLS are inherently unique and not widely available, if at all. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS as it relates to our correspondent business activities.

The failure of PLS or any other servicer to effectively service our portfolio of MSRs and loans would materially and adversely affect us. Pursuant to our loan servicing agreement, PLS provides us with prime and special servicing and other loan servicing activities, including collecting principal, interest and escrow account payments, if any, with respect to loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of loans is critical to our success, particularly given our large investment in MSRs or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of MSRs and loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

The management fee structure may provide incentives not fully aligned with our interest and may create greater investment risk.

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

Conversely, PCM is also entitled to receive performance incentives under our management agreement based on our performance on an annual basis. In evaluating investments and other management strategies, the opportunity to earn performance incentives based on our net income may lead PCM to place undue emphasis on higher yielding investments and the maximization of short-term income at the expense of other criteria, such as preservation of capital, maintenance of sufficient liquidity and/or management of market risk, in order to achieve higher performance incentives. Investments with higher yield potential are generally riskier and more speculative.

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

Termination of our management agreement and/or servicing agreement with PCM and PLS, which are wholly-owned subsidiaries of PFSI, would be difficult and could result in a significant termination fee or loss.

In December 2024, we and/or certain of our subsidiaries entered into a revised management agreement, a revised loan servicing agreement, a revised mortgage banking agreement and a revised MSR recapture agreement with PCM and PLS, which are wholly-owned subsidiaries of PFSI, and it would be difficult and costly to terminate these related party agreements. For example, our management agreement provides that it may be terminated by us without cause under limited circumstances with the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon a default in the performance of any material term of our management agreement and the default continues after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking services agreement or certain other of our related party agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in any case we would be required to pay to PCM a significant termination fee. In addition, under our MSR recapture agreement the compensation that PFSI is required to pay us to refinance our loans may disincentivize PLS from refinancing our loans rather than PLS’s loans and we may not receive the full recapture benefits for our loans. Our ability to terminate any of our related party agreements may be adversely affected to the extent such termination would trigger the right of PCM to terminate the management agreement and could result in a significant termination fee or loss.

Our relationship with PFSI, PCM and PLS may result in conflicts of interest.

Although our agreements with PFSI’s subsidiaries, PCM and PLS, provide us with certain exclusivity and other rights and we and PCM have adopted policies and procedures to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. In addition, PCM, its affiliates and other entities or accounts that may be managed by PCM or an affiliate in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM, its affiliates or such other entities.

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between activities of PFSI and the management of us, and the loss of the services of our Manager’s management team could adversely affect us and other entities or accounts that they may manage in the future.

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

Our agreements with PCM and PLS provide that PCM and PLS will not assume any responsibility other than to provide the services specified in the applicable agreements. Our management agreement further provides that PCM will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. In addition, each of PCM and PLS and their respective affiliates, including each such entity’s managers, officers, directors, employees and members, will be held harmless from, and indemnified by us against, certain liabilities on customary terms. As a result, to the extent we are damaged through certain actions or inactions of PCM or PLS, our recourse is limited and we may not be able to recover our losses.

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

Because we are organized as a holding company that conducts business primarily through the Operating Partnership and its wholly-owned subsidiaries, our status under the Investment Company Act, is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. If our Operating Partnership or one or more of its subsidiaries fail to maintain their exemptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we or our subsidiaries have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exemptions and exclusions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exclusion from the Investment Company Act, we could, among other things, be required to restructure our operations to avoid being required to register as an investment company, effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our Common Shares, the sustainability of our business model, our financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act, however, there can be no assurance that one or more of the exemptions and exclusions from the Investment Company Act will continue to be applicable to us and our subsidiaries.

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

Even if we qualify for taxation as a REIT, we and our subsidiaries may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and may derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in a TRS may not represent more than 20% (25% for taxable years beginning after December 31, 2025) of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation. In addition, although REITs are not subject to the corporate alternative minimum tax, a TRS may be subject to this tax if a TRS’s three-year average annual adjusted financial statement income exceeds $1 billion.

The percentage of our assets held through TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status and limit our pursuit of certain investment strategies.

Currently, no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs at the end of each quarter. We may potentially have to modify our activities or the capital structure of one or more TRSs to comply with this limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in pursuing certain investment strategies or operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 20% (25% for taxable years beginning after December 31, 2025) of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 20% (25% for taxable years beginning after December 31, 2025) of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The Internal Revenue Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates (“domestic non-corporate shareholders”). Dividends paid by REITs are generally not eligible for these reduced rates, although domestic non-corporate shareholders may be allowed to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them. To qualify for this deduction, the domestic non-corporate shareholder receiving such dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before the shares become ex-dividend, and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property. However, even if a domestic non-corporate shareholder qualifies for this deduction, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our Common Shares.

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

As a result, to the extent such income is not realized within a TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; or (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, in order to comply with REIT requirements.

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

Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional Common Shares, preferred shares and debt securities on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional Common Shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We also have an effective shelf registration statement allowing us to issue additional Common Shares, preferred shares and debt securities, including, without limitation, Common Shares through our “at-the-market” equity program. Thus, holders of our Common Shares bear the risk that our future issuances of equity or debt securities or other borrowings will reduce the market price of our Common Shares and dilute their ownership in us.

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

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition, as of the fiscal year ended December 31, 2025. Our Risk Factors include further detail about our material cybersecurity risks.

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

Item 3. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. See Note 17 — Commitments and Contingencies, to the consolidated financial statements included in this Report for a discussion of legal actions, claims and proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 13, 2026, our Common Shares were held by 151 registered holders.

We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This is one requirement to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code of 1986. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Part I, Item 1A. of this Report in the section entitled “Risk Factors”. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

Repurchase of our Common Shares

The following table summarizes repurchase activity for PMT Common Shares for the quarter ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
October 1, 2025 – October 31, 2025	—	$—	—	$73,353
November 1, 2025 – November 30, 2025	—	$—	—	$73,353
December 1, 2025 – December 31, 2025	—	$—	—	$73,353

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our correspondent production activities, including mortgage servicing rights (“MSRs”), senior and subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate and credit-linked MBS, interest-only ("IO") and principal-only ("PO") stripped MBS and Agency floating rate collateralized mortgage obligations ("CMOs").

We are externally managed by Pennymac Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our correspondent production loan acquisitions are facilitated by PennyMac Loan Services, LLC (“PLS”) which also performs servicing activities for our loans and MSRs. PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

A significant portion of our operations involves Government-Sponsored Enterprises ("GSEs"), specifically the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively as the "Agencies".

We operate our business in three segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. Non-segment activities are included in our corporate operations.

Our segment and corporate activities are described below.

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our own correspondent production and subordinate and credit-linked MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency pass through MBS and structured products (including IO and PO MBS and floating rate CMOs), senior non-Agency MBS and the related interest rate hedging activities.
•
The correspondent production segment represents our operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We primarily sell the loans we acquire through our correspondent production activities to the Agencies and also sell loans to other non-affiliate entities. We also securitize certain of our loans directly and may retain interests, such as senior and subordinate MBS, from these securitizations.

•
Our corporate operations include management fees, compensation, professional services, and other amounts attributable to the Company’s corporate operations and certain interest income and expense.

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements.

We have previously entered into loan sales arrangements with Fannie Mae pursuant to which we accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on those loans and comprise the Company’s investments in CRT arrangements.

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.0 billion at December 31, 2025.

Subordinate and credit-linked Mortgage-Backed Securities

Subordinate and credit-linked MBS provide us with a higher yield than senior MBS. However, we incur credit risk in the subordinate and credit-linked MBS since they are the first securities to absorb credit losses relating to the underlying loans. We sold our holdings of the credit-linked securities that we account for as MBS that we purchased from nonaffiliates during the year ended December 31, 2025.

As the result of the Company’s consolidation of the variable interest entities ("VIEs") that issued certain of our holdings of subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in those securities as loans held for investment and reflect the related securities that we sell to nonaffiliates as asset-backed financings. We invested approximately $420.2 million in non-Agency subordinate bonds during the year ended December 31, 2025 and held approximately $554.9 million in non-Agency subordinate bonds at December 31, 2025.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•
Mortgage servicing rights. During the year ended December 31, 2025, we received approximately $190.1 million of MSRs as proceeds from sales of loans held for sale. We held approximately $3.6 billion of MSRs at fair value at December 31, 2025.
•
REIT-eligible Agency MBS and structured products (IO and PO stripped MBS and floating rate CMOs) and senior non-Agency MBS. During the year ended December 31, 2025, we purchased approximately $66.1 million and $876.4 million of senior non-Agency fixed-rate MBS and Agency floating rate CMOs, respectively, issued by nonaffiliates, and we held Agency fixed-rate pass-through, senior non-Agency, IO and PO stripped MBS and Agency floating rate CMOs with fair values totaling approximately $4.5 billion at December 31, 2025.
•
During the year ended December 31, 2025, we invested approximately $107.6 million in senior non-Agency bonds from our securitizations of loans secured by investment properties. We account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings as described above. At December 31, 2025, we held senior non-Agency securities totaling approximately $152.78 million from our securitizations of loans secured by investment properties.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential loans. Correspondent production has served as the source of our investments in MSRs, non-Agency securitizations and, previously, CRT arrangements. Our sales of loans from correspondent production and resulting investment activity are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$10,292,463	$12,414,391	$15,936,124
To PennyMac Financial Services, Inc.	52,895,921	81,997,773	72,441,699
	$63,188,384	$94,412,164	$88,377,823
Net gains on loans held for sale	$52,194	$73,124	$39,857
Investments resulting from correspondent production:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$527,752	$64,253	$—
Receipt of MSRs as proceeds from sales of loans	190,141	219,001	292,527
Total investments resulting from correspondent production activities	$717,893	$283,254	$292,527

(1)
The trusts issuing these securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by nonaffiliates being shown as Asset-backed financings of variable interest entities at fair value.

During the year ended December 31, 2025, we purchased newly originated prime credit quality residential loans with fair values totaling $70.8 billion as compared to $96.8 billion and $87.5 billion for the years ended December 31, 2024 and December 31, 2023, respectively, in our correspondent production business. Our loan sales included $52.9 billion, $82.0 billion and $72.4 billion of loans we sold to PLS during the years ended December 31, 2025, 2024 and 2023, respectively. We received a sourcing fee from PLS based on the unpaid principal balance (“UPB”) of each loan that we sold to PLS under such arrangement, and earned interest income on the loan for the period we held it before the sale to PLS. During the years ended December 31, 2025, 2024 and 2023, we received sourcing fees totaling $5.2 million, $8.1 million and $7.2 million, respectively.

To the extent that we purchased loans that were insured by the U.S. Department of Housing and Urban Development through the Federal Housing Administration, or guaranteed by the U.S. Department of Veterans Affairs or U.S. Department of Agriculture, we and PLS previously agreed that PLS would fulfill and purchase such loans, as PLS is a Government National Mortgage Association-approved issuer and we are not. This arrangement enabled us to compete with other correspondent aggregators that purchase both government and conventional loans. We also sold conventional loans that we purchased to PLS subject to our and PLS's mutual agreement. During the year ended December 31, 2025, our sales of loans to PLS also included $27.1 billion and $25.0 billion in UPB of conventional loans in order to optimize our use and allocation of capital. Beginning in July 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such loans to us. Accordingly, we no longer purchase government loans, and we retain the right to purchase up to 100% of PLS's non-government correspondent production.

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

Critical Accounting Policies

Preparation of financial statements in compliance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and income, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

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

The fair value level assigned to an asset or liability is identified based on the lowest level of inputs used that are significant to determining the respective asset's or liability’s fair value. These levels are:

		December 31, 2025
			Percentage of
Level	Description	Carrying value of assets measured (1)	Total assets	Total shareholders' equity
		(in thousands)
1	Prices determined using quoted prices in active markets for identical assets or liabilities.	$195,916	1%	10%
2	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.	15,615,391	73%	827%
3	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. (2)	4,770,509	22%	253%
	Total assets measured at or based on fair value (3)	$20,581,816	96%	1,090%
	Total assets	$21,346,882
	Total shareholders’ equity	$1,887,331

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

At December 31, 2025, $20.6 billion, or 96%, of our total assets were carried at fair value on a recurring basis and $1.4 million, or less than 1% (consisting of real estate acquired in settlement of loans), were carried based on fair value on a non-recurring basis. Of these assets, $4.8 billion, or 22%, of total assets are measured using “Level 3” fair value inputs-significant inputs where there is difficulty observing the inputs used by other market participants to establish fair value. Different approaches to valuing or changes in inputs used to measure these assets can have a significant effect on the amounts reported for these items and their effects on our income.

Changes in inputs to measurement of Level 3 fair value financial statement items have a significant effect on the amounts reported for these items including their reported balances and their effects on our pre-tax income as summarized below:

	Change in fair value
Year ended December 31,	Loans (1)	IO stripped MBS	Interest rate lock commitments	CRT net assets (2)	Mortgage servicing rights (3)	Total	Pre-tax income
(in thousands)
2025	$583	$(4,633)	$29,718	$(1,583)	$(33,846)	$(9,761)	$93,818
2024	$(461)	$2,624	$(10,882)	$54,606	$217,182	$263,069	$142,648
2023	$(191)	$(8,572)	$15,205	$117,779	$87,811	$212,032	$244,395

(1)
Includes loans held for sale and loans at fair value.
(2)
Includes Deposits securing CRT arrangements, CRT derivatives, CRT strips and IO security payable.
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

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our valuation process is conducted by specialized staff and receives significant management oversight. We have assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to specialized staff within PFSI's capital markets group. With respect to those valuations, PFSI’s capital markets valuation staff reports to PFSI’s management valuation subcommittee, which oversees the valuations. PFSI’s management valuation subcommittee includes the Company’s chief financial and investment officers as well as other senior members of PFSI’s finance, capital markets and risk management staffs.

The fair value of our IRLCs is developed by PFSI's capital markets risk management staff and is reviewed by PFSI's capital markets operations group in the exercise of their internal control responsibilities.

Following is a discussion relating to our approach to measuring the assets and liabilities that are most affected by “Level 3” fair value inputs.

Loans

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of either Net gains on loans held for sale at fair value or Net gains on investments and financings. We estimate fair value of loans based on whether the loans are saleable into active markets with observable pricing:

•
We categorize loans that are saleable into active markets with observable pricing inputs as “Level 2” fair value assets. Such loans include substantially all of our loans held for sale and our loans held in consolidated VIEs. We estimate the fair value of loans held for sale using their quoted market price or market price equivalent. We estimate the fair values of loans held for investment in VIE using quoted indications of fair value of all of the securities issued by the securitization trusts holding the loans. We held $11.2 billion of such loans at fair value at December 31, 2025.
•
We categorize loans that are not saleable into active markets with observable pricing inputs as “Level 3” fair value assets. Such loans include our investments in distressed loans, home equity loans held for sale and certain of the loans held for sale which we subsequently repurchased pursuant to representations and warranties or that we identified as non-salable to the Agencies. We estimate the fair value of our “Level 3” fair value loans based on the fair values of the real estate collateralizing individual loans for distressed loans and using a discounted cash flow valuation model for loans held for sale. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. We held $5.3 million of such loans at fair value at December 31, 2025.

Derivative Assets

Interest Rate Lock Commitments

Our net gains on loans held for sale include our estimates of gains or losses we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gains on loans held for sale at fair value before we purchase the loans.

In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase loans at specified terms. We call these commitments IRLCs. We recognize the fair values of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the commitment is outstanding.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to the fair value of Loans held for sale at fair value when the loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and inputs we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loan and the probability that the loan will be purchased (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on loans held for sale and may be included in Net loan servicing fees – From nonaffiliates – Mortgage servicing rights hedging results when we include the IRLCs in our MSR hedging activities in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the loans that decrease in fair value.

A shift in the market for IRLCs or a change in our assessment of an input to the valuation of IRLCs can have an effect on the amount of Net gains on loans held for sale for the period. We believe that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. We held $2.3 million of net IRLC assets at December 31, 2025. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2025:

Effect on fair value of a change in pull-through rate
Change in input (1)	Effect on fair value
(in thousands)
(20%)	$(941)
(10%)	$(470)
(5%)	$(235)
5%	$147
10%	$266
20%	$451

(1)
Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Arrangements

We hold CRT arrangements with Fannie Mae, pursuant to which we sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such loans. We carry the strips or derivative assets or liabilities relating to these transactions at fair value and recognize changes in the respective asset's or liability’s fair values in Net gains on investments and financings in the consolidated statements of income.

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

We held approximately $1.0 billion of net CRT arrangement assets at December 31, 2025. Following is a summary of the effect on fair value of various changes to the pricing spread and property value shifts (which is used in the determination of estimated remaining credit losses) inputs used to estimate the fair value of our CRT arrangements as of December 31, 2025:

Effect on fair value of a change in pricing spread input		Effect on fair value of a change in property value
Change in input	Effect on fair value	Change in input	Effect on fair value
(in basis points)	(in thousands)		(in thousands)
(100)	$33,617	(15%)	$(9,422)
(50)	$16,579	(10%)	$(5,706)
(25)	$8,234	(5%)	$(2,596)
25	$(8,123)	5%	$2,215
50	$(16,138)	10%	$4,077
100	$(31,847)	15%	$5,639

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income. We carry all of our investments in MSRs at fair value and recognize changes in fair value in current period income. Changes in fair value of MSRs are recognized in Net loan servicing fees – From nonaffiliates – Change in fair value of mortgage servicing rights in our consolidated statements of income.

Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an Option-Adjusted Spread (“OAS”) discounted cashflow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path.

We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the prepayment speed, OAS or pricing spread (the OAS and pricing spread are components of the discount rate) and annual per-loan cost of servicing. A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (a component of the discount rate), prepayment speed and annual per-loan cost of servicing. We held $3.6 billion of MSRs at December 31, 2025.

Following is a summary of the effect on fair value of various changes to these key inputs that we use in making our fair value estimates as of December 31, 2025:

	Effect on fair value of a change in input
Change in input	Option-adjusted spread	Prepayment speed	Servicing cost
	(in thousands)
(20%)	$126,432	$270,324	$63,918
(10%)	$62,141	$130,088	$31,959
(5%)	$30,808	$63,843	$15,979
5%	$(30,295)	$(61,563)	$(15,979)
10%	$(60,089)	$(120,960)	$(31,959)
20%	$(118,218)	$(233,683)	$(63,918)

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we presently consolidate are shown under Loans held for investment at fair value, Derivative assets, Mortgage servicing rights, Deposits securing credit risk transfer agreements and Derivative and credit risk transfer strip liabilities on our consolidated balance sheets:

•
The VIEs that hold loans we have securitized are shown as their constituent assets and liabilities- Loans held for investment at fair value, and the securities issued to third parties by the consolidated VIE are shown as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIEs in Interest income and interest attributable to the asset-backed securities issued by the VIEs in Interest expense in our consolidated statements of income. Changes in the fair value of loans held in the VIEs and the associated asset-backed financings are included in Net gains on investments and financings in our consolidated statements of income.
•
The VIEs that hold assets relating to our CRT arrangements are shown as their constituent assets and liabilities – the Deposits securing credit risk transfer agreements, Derivative assets and Derivative and credit risk liabilities which represent our IO ownership interest and obligation to absorb credit losses arising from the reference loans, and Interest-only security payable at fair value. We include the income we receive from the IO ownership interests and changes in fair value of the Derivative assets, Derivative and credit risk liabilities and Interest-only security payable at fair value in Net gains on investments and financings in our consolidated statements of income.

The assets of the VIEs that hold participation certificates relating to our financing of MSRs are shown as the MSRs underlying the participation certificates, and the liabilities financing the MSRs are shown as Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets. We include the interest expense incurred in these financings in Interest expense in our consolidated statements of income.

Income Taxes

We have elected to be taxed as a REIT and believe we comply with the provisions of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) applicable to REITs. Accordingly, we believe that we will not be subject to federal income tax on that portion of our REIT taxable income that is distributed to shareholders as long as we meet the requirements of certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of our REIT qualification.

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

Accounting Developments

Refer to Note 3 – Significant Accounting Policies – Recently Adopted Accounting Pronouncement to our consolidated financial statements for a discussion of recent accounting developments and the effect of these developments on us.

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by GAAP, to record certain of our financial assets (comprised of MBS, loans held for sale at fair value and loans held for investment at fair value), our derivatives and CRT strips, our MSRs, and our asset-backed financings and IO security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Net gains on investments and financings:
Mortgage-backed securities	$148,344	$(80,838)	$74,984
Loans held for investment	112,838	15,516	17,439
CRT arrangements	1,845	56,161	128,521
Interest-only security payable	(3,428)	(1,555)	(10,742)
Asset-backed financings	(96,439)	(7,396)	(13,678)
	163,160	(18,112)	196,524
Net gains on loans held for sale (1)	209,657	309,113	248,742
Net loan servicing fees‒MSR valuation adjustments (2)	(115,721)	353,763	(36,504)
	$257,096	$644,764	$408,762
Net investment income	$307,461	$334,194	$429,020
Non-cash items as a percentage of net investment income	84%	193%	95%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, IRLCs and hedging derivatives held at the end of the period.
(2)
Includes fair value changes due to changes in fair value inputs and fair value changes related to MSR derivative hedging instruments held at the end of the year.

We receive or pay cash relating to:

•
MBS through monthly principal and interest payments from the issuer of such securities or from the sale of the investments;
•
Loan investments when the loans are paid down, paid off or sold, when payments of principal and interest occur on such loans or when the properties acquired in settlement of loans are sold;
•
CRT arrangements through a portion of the interest payments collected on loans in the CRT arrangements’ reference pools, interest payments from the investment of the deposits securing the arrangement in short-term investments and the release to us of the deposits securing the arrangements as principal on such loans is repaid;
•
MSRs in the form of loan servicing fees (including both base servicing and excess servicing spread), ancillary fees and placement fees on the deposits we manage on behalf of the borrowers and investors in the loans we service;
•
Hedging instruments when we receive or make margin deposits as the fair value of respective instruments change, when the instruments mature or when we effectively cancel the transactions through offsetting trades; and
•
Our liability for representations and warranties when we repurchase loans or settle loss claims from investors.

Business Trends

Recent macroeconomic and federal government actions related to trade, tariffs, government cost reduction initiatives, inflation, and interest rates have contributed to volatility in financial markets and uncertainty regarding the economic outlook. Elevated interest rates in recent years have constrained growth in the mortgage origination market, which mortgage industry economists currently project will increase from $1.9 trillion in 2025 to $2.3 trillion in 2026.

The opportunity for refinancing has increased, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such volatility continues, it may lead to higher mortgage production activity and increased prepayment speeds compared to recent years.

The ongoing economic uncertainty and market volatility could result in reduced economic activity and slowing home price growth or depreciation, which may increase mortgage delinquencies or defaults and negatively affect the performance of our credit-sensitive assets, including CRT arrangements and subordinate MBS, as well as increase losses from our representations and warranties.

We have acquired a portion of the conventional loans and all of the jumbo loans produced in the correspondent channel from PFSI in the fourth quarter of 2025. We expect to continue investing in subordinate MBS generated from the non-Agency securitization of Agency eligible non-owner-occupied loans, Agency eligible owner-occupied loans and jumbo loans. This investment activity is also expected to increase our asset-back financing of VIEs.

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2025	2024	2023
	(dollar amounts in thousands, except per common share amounts)
Net gains on investments and financings	$213,113	$61,050	$178,099
Loan production income (1)	64,719	88,209	58,088
Net loan servicing fees	48,932	264,540	288,608
Net interest expense	(19,482)	(79,396)	(96,061)
Other	179	(209)	286
Net investment income	307,461	334,194	429,020
Expenses	213,643	191,546	184,625
Pretax income	93,818	142,648	244,395
(Benefit from) provision for income taxes	(34,054)	(18,336)	44,741
Net income	127,872	160,984	199,654
Dividends on preferred shares	41,819	41,819	41,819
Net income attributable to common shareholders	$86,053	$119,165	$157,835
Pretax income by segment and corporate:
Credit sensitive strategies	$65,203	$123,112	$230,304
Interest rate sensitive strategies	50,453	15,588	44,593
Correspondent production	32,079	56,981	23,285
Corporate operations	(53,917)	(53,033)	(53,787)
	$93,818	$142,648	$244,395
Annualized return on average common shareholders' equity	6.3%	8.4%	11.1%
Earnings per common share
Basic	$0.99	$1.37	$1.80
Diluted	$0.99	$1.37	$1.63
Dividends per common share	$1.60	$1.60	$1.60

	December 31, 2025	December 31, 2024
Total assets	$21,346,882	$14,408,706
Book value per common share	$15.25	$15.87
Closing price per common share	$12.55	$12.59

(1)
Include net gains on sales of loans and loan origination fees.

Our net income decreased by $33.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, reflecting the effect of the increased fair value losses from our MSRs and reduced gains on our CRT-related investments, partially offset by increased gains on MBS and loans held for investment.

The decrease in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $65.3 million decrease in net gains on our CRT arrangements as market credit spreads (which represent the interest rate premium demanded by investors for instruments over those that are considered “risk free”) did not tighten as significantly during the year ended December 31, 2025 compared to the year ended December 31, 2024.
•
Our interest rate sensitive strategies segment recognized a $215.6 million decrease in net servicing fees resulting from increased net MSR valuation losses due to more significant decreases in interest rates during the year ended December 31, 2025 compared to the year ended December 31, 2024. These decreases were partially offset by a $217.4 million increase in valuation gains on MBS as well as a $38.7 million decrease in net interest expense compared to the year ended December 31, 2024.
•
Our correspondent production segment recognized a $20.9 million decrease in gains on sales of loans during the year ended December 31, 2025, reflecting a reduction in our volume of sales to nonaffiliates and an increasing portion of our loans held for sale that are being aggregated for non-Agency securitizations and are subject to additional spread volatility.

Our net income decreased by $38.7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, reflecting the fair value performance of our MBS and MSRs and CRT-related investments, partially offset by increased loan production income and benefits from income taxes.

The decrease in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $68.9 million decrease in net gains on our CRT arrangements as market credit spreads tightened less during the year ended December 31, 2024, compared to the year ended December 31, 2023.
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

Net Investment Income

Our net investment income is summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net gains on investments and financings	$213,113	$61,050	$178,099
Net gains on loans held for sale	52,194	73,124	39,857
Loan origination fees	12,525	15,085	18,231
Net loan servicing fees	48,932	264,540	288,608
Net interest expense	(19,482)	(79,396)	(96,061)
Other	179	(209)	286
	$307,461	$334,194	$429,020

Net gains on investments and financings

Net gains on investments and financings are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Mortgage-backed securities	$148,344	$(80,838)	$74,984
Loans held for investment	112,838	15,516	17,439
CRT arrangements	48,370	113,670	182,555
Asset-backed financings	(96,439)	(7,396)	(13,678)
Hedging derivatives	—	20,098	(83,201)
	$213,113	$61,050	$178,099

The increase in net gains on investments for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to gains from our investments in MBS as interest rates decreased, partially offset by reduced gains in our CRT arrangements as credit spreads did not tighten to the same degree during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

The decrease in net gains on investments for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily due to losses from our investments in MBS as interest rates increased and gains in our CRT arrangements decreased as credit spreads did not tighten to the same degree during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Mortgage-Backed Securities

During the year ended December 31, 2025, we recognized net valuation gains of $148.3 million compared to valuation losses of $80.8 million for the year ended December 31, 2024. The 2025 gains were primarily driven by reductions in interest rates as well as improved market conditions and credit spreads, while the $80.8 million losses recognized during the year ended December 31, 2024 reflect increases in interest and mortgage rates during the period.

Loans Held for Investment – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment in VIEs and Asset-backed financings of variable interest entities at fair value recorded combined net valuation gains of $16.4 million, $8.1 million and $3.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. The net gain during the year ended December 31, 2025 reflects the gains on the underlying assets exceeding the losses on the asset-backed financing as the result of declining interest rates and improved market conditions and credit spreads, which favorably impacted the fair value of our net investments secured by jumbo loans and investment properties.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$10,764	$13,491	$18,524
Valuation changes	3,572	13,529	38,020
	14,336	27,020	56,544
Credit risk transfer strips
Realized	39,189	45,573	46,252
Valuation changes	(1,727)	42,632	90,501
	37,462	88,205	136,753
Interest-only security payable at fair value — valuation changes	(3,428)	(1,555)	(10,742)
	48,370	113,670	182,555
Interest income — Deposits securing credit risk transfer arrangements	44,269	59,304	62,713
	$92,639	$172,974	$245,268

Net payments made to settle losses on credit risk transfer arrangements	$4,466	$1,633	$3,523

	December 31, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$32,659	$29,377
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,999)	(4,060)
Deposits securing credit risk transfer arrangements	1,009,334	1,110,708
Interest-only security payable at fair value	(37,650)	(34,222)
	$998,344	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$32,659	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,009,334	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$19,517,530	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$18,908,261	$20,628,148
30-89 days delinquent	$413,295	$414,605
90-179 days delinquent	$110,486	$131,191
180 or more days delinquent	$57,798	$51,343
Foreclosure	$27,690	$24,017
Bankruptcy	$68,426	$63,697

(1)
Deposits securing credit risk transfer strip liabilities also secure $6.0 million and $4.1 million in CRT strip liabilities at December 31, 2025 and December 31, 2024, respectively.

The performance of our investments in CRT arrangements during the years ended December 31, 2025 and 2024 reflects market-based assessments of the expected credit performance of the underlying mortgage collateral and overall credit spread tightening during 2025 and 2024.

Net Gains on Loans held for Sale

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(43,149)	$(198,613)	$(278,128)
Hedging activities	(119,478)	(45,445)	62,081
	(162,627)	(244,058)	(216,047)
Non-cash gains:
Receipt of MSRs in loan sale transactions	190,141	219,001	292,527
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,070)	(1,246)	(2,449)
Reduction in liability due to change in estimate	2,193	20,269	15,228
	1,123	19,023	12,779
Changes in fair value of financial instruments held at end of year:
Interest rate lock commitments	1,904	(7,089)	8,010
Loans	(12,881)	12,837	(7,129)
Hedging derivatives	29,370	65,341	(57,445)
	18,393	71,089	(56,564)
	209,657	309,113	248,742
Total from nonaffiliates	47,030	65,055	32,695
From PFSI—cash	5,164	8,069	7,162
	$52,194	$73,124	$39,857

Interest rate lock commitments issued on loans acquired for sale (unpaid principal balance):
To nonaffiliates	$14,761,740	$15,995,449	$17,146,686
To PFSI	50,753,290	83,669,855	73,949,658
	$65,515,030	$99,665,304	$91,096,344
Acquisition of loans for sale (unpaid principal balance):
To nonaffiliates	$9,713,869	$13,446,484	$14,898,301
To PFSI	48,947,748	81,129,331	71,601,391
	$58,661,617	$94,575,815	$86,499,692

The changes in Net gains on loans held for sale at fair value during the year ended December 31, 2025, as compared to the same period in 2024, reflect decreased interest rate lock commitments and increased sensitivity to changes in spreads for loans held for sale being aggregated for non-Agency securitizations. The changes in Net gains on loans held for sale at fair value during the year ended December 31, 2024, as compared to the same periods in 2023, reflect increased gain on sale margins for mortgage loans supplemented by the effect of a reduction in our liability for representations and warranties.

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

We recorded a provision for losses relating to representations and warranties relating to current loan sales of $1.1 million, $1.2 million and $2.4 million as part of our loan sales in each of the years ended December 31, 2025, 2024 and 2023, respectively. The decrease in the provision relating to current loan sales reflects the decrease of our loan sales volume to nonaffiliates and reduced default and loss-given default assumptions. Following is a summary of the indemnification, repurchase and loss activity and balances of loans subject to representations and warranties:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of year	$15,289	$12,123	$8,108
New indemnifications	1,113	3,706	7,062
Less: indemnified loans sold, repaid or refinanced	195	540	3,047
Loans indemnified at end of period	$16,207	$15,289	$12,123
Indemnified loans indemnified by correspondent lenders at end of year	$6,045	$5,772	$4,521
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of year	$6,108	$5,488	$4,190
Repurchase activity (unpaid principal balance):
Loans repurchased	$25,970	$35,493	$59,068
Less:
Loans repurchased by correspondent sellers	22,568	26,913	51,369
Loans resold or repaid by borrowers	7,885	6,068	12,596
Net loans repurchased (resolved) with losses chargeable to liability to representations and warranties	$(4,483)	$2,512	$(4,897)
Losses charged to liability for representations and warranties	$479	$234	$549
At end of year:
Loans subject to representations and warranties	$214,182,746	$222,063,618	$227,456,712
Liability for representations and warranties	$5,284	$6,886	$26,143

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans held for sale at fair value. We recorded $2.2 million, $20.3 million and $15.2 million reductions in liability for representations and warranties during the years ended December 31, 2025, 2024 and 2023, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the year ended December 31, 2025, as compared to the years ended December 31, 2024 and 2023, reflecting the overall decrease in our purchase volume of loans for sale to nonaffiliates.

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Loan servicing fees	$625,455	$659,364	$676,446
Effect of mortgage servicing rights and hedging results	(576,523)	(394,824)	(387,838)
Net loan servicing fees	$48,932	$264,540	$288,608

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Contractually specified servicing fees	$608,025	$644,642	$659,438
Ancillary and other fees:
Late charges	4,244	4,056	3,352
Other	13,186	10,666	13,656
	17,430	14,722	17,008
	$625,455	$659,364	$676,446
Average UPB of underlying loans	$221,436,947	$228,705,758	$231,203,032

Loan servicing fees are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, as well as incentive fees we receive from the Agencies for loss mitigation activities and fees we charge to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the year ended December 31, 2025 is due primarily to the slight reduction in our MSR servicing portfolio, reflecting a reduction in the volume of loans we acquire for sale, as well as a decline in the weighted average servicing fee of the MSRs.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$(33,846)	$217,182	$87,811
Recapture income from PFSI	10,117	2,193	1,784
Hedging results	(172,931)	(226,608)	(92,775)
	(196,660)	(7,233)	(3,180)
Realization of expected cash flows	(379,863)	(387,591)	(384,658)
	$(576,523)	$(394,824)	$(387,838)
Average balance of mortgage servicing rights	$3,736,224	$3,911,440	$4,022,008

Changes in fair value due to changes in valuation inputs used in our valuation model are affected by the magnitude of the interest rate changes and the interest rate and prepayment sensitivities of the MSRs, which changes are based on the relationship of the interest rates of the underlying mortgages to the level of market interest rates. Changes in fair value due to changes in valuation inputs used in our valuation model during the year ended December 31, 2025 reflect the effects of expectations for faster future repayments of the underlying loans as a result of interest rates decreasing during the year ended December 31, 2025 compared to the increasing rate environments in 2024 and 2023.

The increase in loan recapture income from PFSI reflects the increase in refinancing activity in our MSR portfolio during the year ended December 31, 2025, as compared to the year ended December 31, 2024. We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report.

Hedging results during the year ended December 31, 2025 were primarily attributable to the impact of volatile interest rates and MBS prices as well as the embedded costs of maintaining the hedge positions, which were partially offset by fair value gains in MBS. Our hedging activities are intended to manage our net exposure across all interest rate sensitive strategies, which include MSRs, MBS and related tax effects.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized as well as realized prepayment performance.

Following is a summary of our loan servicing portfolio:

	December 31, 2025	December 31, 2024
	(in thousands)
UPB of loans outstanding	$215,781,639	$226,237,613
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,605,536	$2,645,952
90 or more days delinquent:
Not in foreclosure	$1,032,221	$1,084,587
In foreclosure	$118,768	$106,092
Bankruptcy	$355,808	$285,163

Following is a summary of characteristics of our MSR servicing portfolio as of December 31, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Freddie Mac	$106,441,091	384	3.9%	49	298	$277	762	75%	55%	0.7%
Fannie Mae	104,886,326	412	3.8%	60	290	$255	757	76%	51%	1.0%
Other (2)	4,454,222	15	5.2%	42	315	$293	763	72%	58%	0.7%
	$215,781,639	811	3.9%	54	295	$266	760	75%	53%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Interest		Interest	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$22,008	$500,688	4.40%	$29,323	$489,669	5.99%	$25,046	$497,167	5.05%
Mortgage-backed securities	247,783	4,197,657	5.90%	237,758	4,107,100	5.79%	248,713	4,620,715	5.40%
Loans held for sale	141,707	2,206,958	6.42%	83,326	1,249,423	6.67%	93,988	1,439,373	6.55%
Loans held for investment	242,721	4,724,217	5.14%	58,715	1,468,687	4.00%	56,874	1,451,632	3.93%
Deposits securing CRT arrangements	44,269	1,063,745	4.16%	59,304	1,163,970	5.09%	62,713	1,270,298	4.95%
	698,488	12,693,265	5.50%	468,426	8,478,849	5.52%	487,334	9,279,185	5.27%
Placement fees relating to custodial funds	148,890			163,891			149,484
Other	3,534			2,946			3,089
	$850,912	$12,693,265	6.70%	$635,263	$8,478,849	7.49%	$639,907	$9,279,185	6.92%
Liabilities:
Assets sold under agreements to repurchase	$352,660	$6,776,255	5.20%	$331,800	$5,478,037	6.06%	$378,367	$6,306,627	6.02%
Mortgage loan participation purchase and sale agreements	407	4,937	8.24%	1,292	17,852	7.24%	1,365	19,079	7.17%
Notes payable secured by credit risk transfer and mortgage servicing assets	205,517	2,598,600	7.91%	261,008	2,883,379	9.05%	257,601	2,969,174	8.70%
Unsecured senior notes	66,071	832,644	7.94%	48,000	704,279	6.82%	34,969	561,877	6.24%
Asset-backed financings	226,918	4,456,128	5.09%	55,763	1,612,065	3.46%	49,988	1,354,803	3.70%
	851,573	14,668,564	5.81%	697,863	10,695,612	6.52%	722,290	11,211,560	6.46%
Interest shortfall on repayments of loans serviced for Agency securitizations	10,303			7,144			5,477
Interest on loan impound deposits	6,946			7,099			6,353
Other	1,572			2,553			1,848
	870,394	$14,668,564	5.93%	714,659	$10,695,612	6.68%	735,968	$11,211,560	6.58%
	$(19,482)			$(79,396)			$(96,061)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Year ended December 31, 2025			Year ended December 31, 2024
	vs.			vs.
	Year ended December 31, 2024			Year ended December 31, 2023
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(7,961)	$646	$(7,315)	$4,656	$(379)	$4,277
Mortgage-backed securities	4,728	5,297	10,025	17,571	(28,526)	(10,955)
Loans held for sale	(3,212)	61,593	58,381	1,752	(12,414)	(10,662)
Loans held for investment	20,974	163,032	184,006	1,104	737	1,841
Deposits securing CRT arrangements	(10,228)	(4,807)	(15,035)	1,841	(5,250)	(3,409)
	4,301	225,761	230,062	26,924	(45,832)	(18,908)
Placement fees relating to custodial funds			(15,001)			14,407
Other			588			(143)
	$4,301	$225,761	$215,649	$26,924	$(45,832)	$(4,644)
Liabilities:
Assets sold under agreements to repurchase	$(50,828)	$71,688	$20,860	$2,618	$(49,185)	$(46,567)
Mortgage loan participation purchase and sale agreements	159	(1,044)	(885)	12	(85)	(73)
Notes payable secured by credit risk transfer and mortgage servicing assets	(31,141)	(24,350)	(55,491)	10,703	(7,296)	3,407
Unsecured senior notes	8,566	9,505	18,071	3,474	9,557	13,031
Asset-backed financings	36,134	135,021	171,155	(3,384)	9,159	5,775
	(37,110)	190,820	153,710	13,423	(37,850)	(24,427)
Interest shortfall on repayments of loans serviced for Agency securitizations			3,159			1,667
Interest on loan impound deposits			(153)			746
Other			(981)			705
	(37,110)	190,820	155,735	13,423	(37,850)	(21,309)
	$41,411	$34,941	$59,914	$13,501	$(7,982)	$16,665

The decrease in net interest expense during the year ended December 31, 2025, as compared to the same period in 2024, is due to an increased volume of interest earning assets and decreased costs of repurchase agreement financing in relation to the long-lived assets they finance, along with reduced note payable financing of MSRs and CRT arrangements.

The decrease in net interest expense during the year ended December 31, 2024, as compared to the same period in 2023, is due to yields on our interest-earning assets which increased faster than the cost of our interest-bearing liabilities and the increase in earnings from placement fees relating to custodial funds managed for borrowers and investors.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$84,432	$83,252	$81,347
Management fees	27,649	28,623	28,762
Loan fulfillment fees	23,804	26,291	27,826
Professional services	37,774	12,779	7,621
Compensation	11,886	5,608	7,106
Loan collection and liquidation	8,285	6,834	4,562
Safekeeping	4,630	4,403	3,766
Loan origination	2,278	3,328	4,602
Other	12,905	20,428	19,033
	$213,643	$191,546	$184,625

Expenses increased by $22.1 million, or 12%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and increased $6.9 million, or 4%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Loan servicing fees:
Loans held for sale	$313	$525	$680
Loans held for investment	1,311	591	208
Mortgage servicing rights	82,808	82,136	80,459
	$84,432	$83,252	$81,347
Average investment in loans:
Held for sale	$2,206,958	$1,249,423	$1,439,373
Held for investment	$4,724,217	$1,468,687	$1,451,632
Average MSR portfolio unpaid principal balance	$221,436,947	$228,705,758	$231,203,032

Mortgage servicing rights recapture fees	$10,117	$2,193	$1,784
Unpaid principal balance of loans recaptured	$932,444	$353,710	$315,412

Loan servicing fees increased by $1.2 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and increased by $1.9 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, reflecting an increase in supplemental fees relating to loan modifications and servicing of delinquent loans in our MSR portfolio.

Management Fees

Management fees payable to PCM are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Base fee	$27,649	$28,623	$28,762
Average shareholders' equity amounts used to calculate base management fee expense	$1,843,549	$1,908,287	$1,917,642

Management fees decreased by $974,000 during the year ended December 31, 2025, compared to the year ended 2024, and $139,000 during the year ended December 31,2024, compared to the year ended December 31, 2023. This decrease reflects the effect of the decrease in our average shareholders’ equity on our base management fee.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased by $2.5 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, and by $1.5 million during the year ended 2024 as compared to the same period in 2023. The decrease was due to the decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expenses increased by $25.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and $5.2 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to increased legal and consulting fees relating to our securitization activities.

Compensation

Compensation expense increased $6.3 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and decreased $1.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in the year ended December 31, 2025 was due to an increased allocation of compensation reimbursements based on the updated terms of the management agreement as described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. This increase was partially offset by a $4.0 million decrease in common overhead allocation from PFSI, which is included in Other expense.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $1.5 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and increased $2.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, due to increased servicing cost related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Loan origination

Loan origination expenses decreased by $1.1 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and $1.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily reflecting a decrease in our loan originations purchased for sale to nonaffiliates across the three-year period.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Common overhead allocation from PFSI	$3,926	$7,909	$7,492
Bank service charges	2,942	2,339	2,024
Technology	2,071	2,158	2,046
Insurance	1,651	1,957	1,935
Other	2,315	6,065	5,536
	$12,905	$20,428	$19,033

Common overhead allocation from PFSI decreased by $4.0 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, and increased by $400,000 during the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in the year ended December 31, 2025 was due to changes to the allocation method included in the management agreement, described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Income Taxes

We have elected to treat our subsidiary, PMC, as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of income.

The Company’s effective tax rate was (36.3)% for the year ended December 31, 2025 and (12.9)% for the year ended December 31, 2024. The Company’s TRS recognized a tax benefit of $34.6 million on a pretax loss of $197.1 million while the Company’s consolidated pretax income was $93.8 million for the year ended December 31, 2025. For 2024, the TRS recognized tax benefit of $18.6 million on pretax loss of $57.9 million while the Company’s reported consolidated pretax income was $142.6 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Subject to certain limitations, domestic non-corporate shareholders may be allowed a 20% deduction from taxable income for ordinary REIT dividends.

Below is a reconciliation of GAAP year to date income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2025	(in thousands)
Net investment income
Net loan servicing fees	$48,932	$456,078	$505,010	$505,010	$—
Net gains on loans acquired for sale	52,194	(284,923)	(232,729)	(232,729)	—
Loan origination fees	12,525	—	12,525	12,525	—
Net gains on investments and financings	213,113	(201,637)	11,476	(10,387)	21,863
Net interest expense	(19,482)	12,649	(6,833)	(200,142)	193,309
Results of real estate acquired in settlement of loans	(64)	(222)	(286)	(286)	—
Other	243	—	243	243	—
Net investment income	307,461	(18,055)	289,406	74,234	215,172
Expenses	213,643	(2,313)	211,330	181,029	30,301
REIT dividend deduction	—	184,871	184,871	—	184,871
Total expenses and dividend deduction	213,643	182,558	396,201	181,029	215,172
Income before (benefit from) provision for income taxes	93,818	(200,613)	(106,795)	(106,795)	—
(Benefit from) provision for income taxes	(34,054)	34,054	—	—	—
Net income	$127,872	$(234,667)	$(106,795)	$(106,795)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2025	2024
	(in thousands)
Assets
Cash and short-term investments	$462,488	$440,892
Mortgage-backed securities at fair value	4,452,859	4,063,706
Loans held for sale	2,699,398	2,116,318
Loans held for investment	8,532,644	2,193,575
Derivative assets	55,943	56,840
Deposits securing credit risk transfer arrangements	1,009,334	1,110,708
Mortgage servicing rights and servicing advances	3,741,532	3,972,431
	20,954,198	13,954,470
Other	392,684	454,236
Total assets	$21,346,882	$14,408,706
Liabilities
Debt:
Short-term	$8,018,601	$6,512,531
Long-term:
Recourse	3,286,428	3,535,650
Non-recourse	7,826,953	2,074,597
	11,113,381	5,610,247
	19,131,982	12,122,778
Other	327,569	347,428
Total liabilities	19,459,551	12,470,206
Shareholders’ equity	1,887,331	1,938,500
Total liabilities and shareholders’ equity	$21,346,882	$14,408,706

Total assets increased by approximately $6.9 billion, or 48%, from December 31, 2024 to December 31, 2025, primarily due to an increase of $6.3 billion in Loans held for investment at fair value and $583.1 million in Loans held for sale at fair value, offset by a decrease of $230.9 million in mortgage servicing rights and servicing advances. The increase in Loans held for investments at fair value reflect the Company’s ongoing securitizations of loans in non-Agency securitizations. As described in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, such transactions are accounted for as on-balance sheet financings, with the loans included in Loans held for investment at fair value and the securities sold treated as Asset-backed financings of variable interest entities at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Correspondent loan purchases:
GSE-eligible loans (1)	$40,976,218	$54,294,006	$46,395,294
Government insured or guaranteed (2)	27,128,340	42,066,828	41,103,974
Jumbo	2,636,524	393,222	4,234
Non-qualified	29,638	—	—
Advances to home equity lines of credit	—	10	102
	$70,770,720	$96,754,066	$87,503,604

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

During the year ended December 31, 2025, we purchased for sale $70.8 billion in fair value of correspondent production loans as compared to $96.8 billion and $87.5 billion during the same periods in 2024 and 2023, respectively. The decrease in loan purchases relates to PFSI's assumption of the role of initial purchaser of correspondent loans starting July 1, 2025 as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Credit sensitive assets:
Subordinate credit-linked securities	$(194,513)	$(111,044)	$87,346
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing (subordinate MBS)	420,187	51,812	—
	225,674	(59,232)	87,346

Interest rate sensitive assets:
Agency fixed-rate pass-through securities	—	(830,296)	308,742
Principal-only stripped mortgage-backed securities	—	638,098	46,763
Floating rate collateralized mortgage obligations	876,394	—	—
Senior non-Agency securities	66,069	—	99,803
Interest-only stripped mortgage-backed securities	—	—	103,547
Loans secured by non-owner occupied properties and jumbo loans, net of associated asset-backed financing (senior MBS)	107,565	12,441	—
Mortgage servicing rights:
Received in loan sales (1)	190,141	88,706	187,431
Purchases	—	29,429	16,258
	1,240,169	(61,622)	762,544
	$1,465,843	$(120,854)	$849,890

(1)
Net of exchange of mortgage servicing spread for IO stripped MBS in 2024 and 2023.

Our acquisitions during the years ended December 31, 2025, 2024 and 2023 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2025				December 31, 2024
			Average				Average
	Fair value	Principal/ notional	Life (in years)	Coupon	Fair value	Principal/ notional	Life (in years)	Coupon
	(dollars in thousands)
Agency pass-through securities	$2,850,447	$2,805,895	7.6	5.3%	$3,079,492	$3,132,005	8.7	5.4%
Floating rate collateralized mortgage obligations	855,997	850,172	6.8	5.0%	—	—	—	—
Principal-only stripped securities	521,129	610,256	4.1	0.1%	596,300	776,455	6.7	0.1%
Senior non-Agency securities	152,784	155,369	5.4	5.4%	105,182	111,479	9.2	5.1%
Interest-only stripped securities	72,502	344,592	7.7	4.8%	86,260	386,040	8.0	4.8%
Subordinate credit-linked securities	—	—			196,472	174,813	3.6	12.4%
	$4,452,859	$4,766,284			$4,063,706	$4,580,792

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	December 31, 2025	December 31, 2024
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$32,659	$29,377
Derivative and credit risk transfer strip liabilities- CRT strips	(5,999)	(4,060)
Deposits securing CRT arrangements	1,009,334	1,110,708
Interest-only security payable at fair value	(37,650)	(34,222)
	$998,344	$1,101,803
UPB of loans subject to credit guarantee obligations	$19,517,530	$21,249,304

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of December 31, 2025:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$4,023	$9,075	$2,352	$2,055	$1,634	$379	$19,518
Liquidations:
Balances	$2.1	$12.7	$65.4	$175.2	$127.8	$63.2	$446.4
Losses	$—	$1.7	$6.8	$22.3	$13.8	$7.8	$52.4
Modifications (1):
Balances	$71.8	$580.9	$316.1	$—	$—	$—	$968.8
Losses	$2.6	$27.9	$21.1	$—	$—	$—	$51.6
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.8%	35.1%	35.8%	35.8%
Origination FICO credit score	765	754	735	743	750	743	752
Origination loan-to value ratio	80.6%	83.3%	83.5%	82.6%	80.6%	80.9%	82.4%
Current loan-to value ratio (2)	48.5%	48.3%	46.5%	41.6%	37.3%	34.9%	46.2%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$431	$918	$304	$228	$327	$69	$2,277
Florida	439	862	299	214	169	31	2,014
Texas	466	777	186	175	194	59	1,857
Virginia	218	406	86	92	115	39	956
Maryland	159	392	108	118	108	22	907
Other	2,310	5,720	1,369	1,228	721	159	11,507
	$4,023	$9,075	$2,352	$2,055	$1,634	$379	$19,518

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,365	$3,085	$833	$698	$508	$115	$6,604
Southwest	1,032	1,982	439	403	293	81	4,230
West	871	1,911	602	461	473	98	4,416
Northeast	381	1,149	278	301	212	59	2,380
Midwest	374	948	200	192	148	26	1,888
	$4,023	$9,075	$2,352	$2,055	$1,634	$379	$19,518

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$4,003	$8,985	$2,300	$2,030	$1,627	$378	$19,323
90 - 179 Days	12	52	25	16	5	1	111
180+ Days	5	29	17	5	1	—	57
Foreclosure	3	9	10	4	1	—	27
	$4,023	$9,075	$2,352	$2,055	$1,634	$379	$19,518
Bankruptcy	$4	$35	$16	$8	$6	$—	$69

Cash Flows

Our cash flows for the years ended December 31, 2025, 2024 and 2023 are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating activities	$(7,213,231)	$(2,702,883)	$1,340,173
Investing activities	429,666	1,360,396	(21,726)
Financing activities	6,717,841	1,399,096	(1,149,228)
Net cash flows	$(65,724)	$56,609	$169,219

Our cash flows resulted in a net decrease in cash of $65.7 million during the year ended December 31, 2025, as discussed below.

Operating activities

Cash used in operating activities totaled $7.2 billion during the year ended December 31, 2025, as compared to cash used in our operating activities of $2.7 billion and $1.3 billion during the years ended December 31, 2024 and 2023, respectively. Cash flows from operating activities are most influenced by cash flows from loans held for sale as shown below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating cash flows from:
Loans held for sale	$(7,608,227)	$(2,377,330)	$815,464
Other	394,996	(325,553)	524,709
	$(7,213,231)	$(2,702,883)	$1,340,173

Cash flows from loans held for sale primarily reflect changes in the level of production inventory as well as cash flows relating to associated hedging activities from the beginning to end of the years presented. Our inventory of loans held for sale increased during the year ended December 31, 2025 compared to decreases in the years ended December 31, 2024 and 2023, respectively. The primary source of negative operating cash flow from loans held for sale relates to the transfer of loans to held for investment pursuant to our securitization activities. The securitization of portions of our correspondent loan production and cash received from such securitizations is accounted for as a financing activity. We may sell these loans based on market conditions before committing to securitize the loans.

Investing activities

Net cash provided by our investing activities was $429.7 million and $1.4 billion for the years ended December 31, 2025 and December 31, 2024, respectively, compared to net cash used in our investing activities of $21.7 million for the year ended December 31, 2023, primarily due to our net sale of MBS.

Financing activities

Net cash provided by our financing activities was $6.7 billion and $1.4 billion for the years ended December 31, 2025 and December 31, 2024, respectively, as compared to net cash used in our financing activities of $1.1 billion for the year ended December 31, 2023. This change primarily reflects the increase in asset-backed financing related to our increased securitization activity.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from PLS, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, pursue our share repurchase program and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

We expect to continue investing in subordinate MBS generated from the private label securitization which is also expected to increase our VIEs' asset-backed financings.

On August 20, 2025, the Company, PMT ISSUER TRUST—FMSR, PMC., and PennyMac Holdings, LLC (“PMH”) redeemed $350 million of secured term notes (the “Series 2021-FT1 Term Notes”).

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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Year ended December 31,
Assets sold under agreements to repurchase	2025	2024	2023
	(in thousands)
Average balance outstanding	$6,776,255	$5,478,037	$6,306,627
Maximum daily balance outstanding	$9,009,673	$7,865,435	$9,460,676
Ending balance (UPB)	$8,023,156	$6,509,415	$5,627,807

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent production business. The total facility size of our assets sold under agreements to repurchase was approximately $13.6 billion at December 31, 2025.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and

All repurchase agreements that matured between December 31, 2025 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2025:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$466,207
Bank of America, N.A.	88,937
Santander US Capital	70,680
Morgan Stanley & Co. LLC	66,165
Citibank, N.A.	64,728
Nomura Holdings America, Inc.	61,526
Goldman Sachs & Co. LLC	56,306
JPMorgan Chase & Co.	55,560
RBC Capital Markets, L.P.	51,129
Wells Fargo Securities, LLC	32,754
Barclays Capital Inc.	20,222
Bank of Montreal	9,886
Daiwa Capital Markets America Inc.	5,374
BNP Paribas	5,207
Mizuho Financial Group	4,168
$1,058,849

Senior Notes

On December 15, 2025 and December 22, 2025, respectively, PMC separately issued $75 million principal amount (for a total of $150 million principal amount) of 8.50% Exchangeable Senior Notes due 2029 (the “2029 Exchangeable Notes”) that mature on June 1, 2029. The 2029 Exchangeable Notes issued in the December 2025 offerings were issued as further reopenings of, and are part of the same series with, the 2029 Exchangeable Notes that PMC previously issued in May and June 2024. Upon completion of the December 2025 offerings, the aggregate principal amount of outstanding 2029 Exchangeable Notes was $366.5 million.

In February 2025, the Company issued $172.5 million principal amount of unsecured 9.00% senior notes due February 15, 2030 and in June 2025, the Company issued $105 million principal amount of unsecured 9.00% senior notes due June 15, 2030 (collectively, the “2030 Senior Notes”). In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (the “2028 Senior Notes”). The 2030 Senior Notes and the 2028 Senior Notes are referred to collectively as the “Senior Notes”.

We may redeem for cash all or any portion of the Senior Notes, at our option, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the applicable redemption date. No “sinking fund” will be provided for the Senior Notes. The 2028 Senior Notes may be redeemed on or after September 30, 2025, the 2030 Senior Notes issued in February 2025 may be redeemed on or after February 15, 2027 and the 2030 Senior Notes issued in June 2025 may be redeemed on or after June 15, 2027.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

December 31, 2025
(in thousands)
Loans held for sale at fair value	$2,699,398
Mortgage servicing rights at fair value	3,737,854
Other assets
From nonaffiliates	686,664
From non-issuer or non-guarantor subsidiaries (1)	552,908
From PFSI	23,669
Total assets	$7,700,493

Total liabilities
Payable to nonaffiliates	$2,323,616
Payable to PFSI	5,314,505
Payable to non-issuer or non-guarantor subsidiaries	10,886
$7,649,007

Year ended December 31, 2025
(in thousands)
Net investment income
From nonaffiliates	$230,144
From PFSI	15,281
From non-issuer or non-guarantor subsidiaries (1)	(324,427)
(79,002)
Expenses
From nonaffiliates	55,903
From PFSI	125,088
180,991
Pre-tax income	(259,993)
Provision for income taxes	(66,558)
Net income	$(193,435)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of December 31, 2025.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2025, we have not entered into any off-balance sheet arrangements.

Our management, servicing, and loan fulfillment fee agreements are described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, CRT arrangements and MBS, including those consolidated on our balance sheet as loans held for investment and asset-backed financing. We believe that the fair values of MSRs and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing the loans underlying such arrangements.

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

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of or dependent upon the performance of residential loans. The portfolio includes securitization of Agency eligible non-owner occupied loans, which present distinct credit risks compared to Agency eligible owner-occupied loans, as the borrower's ability to service the debt is significantly dependent on the rental income generated by the underlying property. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We have entered into CRT arrangements which involve the absorption on our part of losses relating to certain loans we sell that subsequently default. The fair value of the assets we carry related to these arrangements are sensitive to credit market conditions generally, perceptions of the performance of the loans in our CRT arrangements’ reference pools specifically and to the actual performance of such loans.

In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, income and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest earning assets and interest-bearing liabilities.

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

Generally, in an interest rate market where interest rates are rising or are expected to rise, the fair value of our loans and MBS would be expected to decrease, whereas in an interest rate market where interest rates are generally decreasing or are expected to decrease, loan and MBS values would be expected to increase. The fair value of MSRs, on the other hand, tends to respond generally in an opposite manner to that of loans held for sale and MBS.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2025, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$156,066	$140,827	$103,147	$(125,420)	$(191,665)	$(512,694)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2025, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Option-adjusted spread	$126,432	$62,141	$30,808	$(30,295)	$(60,089)	$(118,218)
Prepayment speed	$270,324	$130,088	$63,843	$(61,563)	$(120,960)	$(233,683)
Annual per-loan cost of servicing	$63,918	$31,959	$15,979	$(15,979)	$(31,959)	$(63,918)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$33,617	$16,579	$8,234	$(8,123)	$(16,138)	$(31,847)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(9,422)	$(5,706)	$(2,596)	$2,215	$4,077	$5,639

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 18, 2026

Item 9B. Other Information

(c) Trading Plans

During the quarter ended December 31, 2025, none of our trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities applicable to our trustees, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Report.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by within 120 days after the end of fiscal year 2025.

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

The following table provides information as of December 31, 2025 concerning our Common Shares authorized for issuance under our 2019 Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	569,439	$—	7,343,551
Equity compensation plans not approved by security holders (2)	—	—	—
Total	569,439	$—	7,343,551

(1)
Represents equity awards outstanding under the 2019 Plan.
(2)
We do not have any equity plans that have not been approved by our shareholders.

The information otherwise required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

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

4.15

Second Supplemental Indenture, dated as of February 11, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and The Bank of New York Mellon Trust Company, N.A., as trustee.

		8-K	February 11, 2025

4.16	Form of 9.00% Senior Notes due 2030 (included in Exhibit 4.15 hereto).	8-K	February 11, 2025

4.17	Indenture, dated as of June 10, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.	8-K	June 10, 2025

4.18

First Supplemental Indenture, dated as of June 10, 2025, among PennyMac Mortgage Investment Trust, as issuer, PennyMac Corp., as guarantor, and U.S. Bank Trust Company, National Association, as trustee.

		8-K	June 10, 2025

4.19	Form of 9.00% Senior Notes due 2030 (included in Exhibit 4.18 hereto).	8-K	June 10, 2025

4.20^

Amended and Restated Base Indenture, dated as of October 10, 2023, by and among PMT ISSUER TRUST - FMSR, PMT CO-ISSUER TRUST I – FMSR, Citibank, N.A, PennyMac Corp., PennyMac Holdings, LLC, and Atlas Securitized Products, L.P.

		10-Q	November 1, 2023

4.21	Indenture by and among PMT ISSUER TRUST - FHLMC SAF, PennyMac Corp., Citibank, N.A., Barclays Bank PLC, dated August 10, 2023.	8-K	August 16, 2023

4.22	Certificate of Incorporation of PennyMac Corp. as amended.	S-3	September 18, 2023

4.23	Bylaws of PennyMac Corp.	S-3	September 18, 2023

4.24	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt. The amount of securities authorized under each such other instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.	-	-

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4	Third Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., as amended, dated as of August 24, 2021.	8-K	August 24, 2021

10.5

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco 2, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.6

Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and Pennymac Capital Management, LLC, dated as of December 16, 2024.

		8-K	December 19, 2024

10.7

Amendment No. 1 to Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of June 23, 2025.

		10-Q	July 30, 2025

10.8	Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.9	Amendment No. 1 to Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	10-Q	October 29, 2025

10.10	Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.11	Amendment No. 1 to Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	10-Q	October 29, 2025

10.12	Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.13	Amendment No. 1 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of June 23, 2025	10-Q	July 30, 2025

10.14	Amendment No. 2 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 16, 2025.	10-Q	October 29, 2025

10.15	Fourth Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 18, 2025.	*

10.16	Third Amended and Restated MSR Recapture Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.17	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.18	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 5, 2019

10.19	Amended and Restated Mortgage Loan Purchase Agreement, dated as of December 18, 2025, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.20†	PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan.	DEF 14A	April 22, 2019

10.21†	Form of Performance Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Net Share Withholding) (2021).	10-Q	May 7, 2021

10.22†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2021).	10-Q	May 7, 2021

10.23†	Form of Restricted Share Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2022).	10-Q	May 6, 2022

10.24†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2024).	10-K	February 22, 2024

10.25†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2025).	10-Q	April 30, 2025

10.26†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2025).	10-Q	April 30, 2025

10.27†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2025).	10-Q	April 30, 2025

10.28	Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of PMT ISSUER TRUST - FMSR and PMT CO-ISSUER TRUST I – FMSR.	10-Q	November 1, 2023

10.29	Second Amended and Restated Guaranty, dated as of October 10, 2023, by PennyMac Mortgage Investment Trust, in favor of Nexera Holding LLC and Citibank, N.A.	10-Q	November 1, 2023
19.1	PennyMac Mortgage Investment Trust Policy Against Insider Trading.	*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.	*

22.1	List of Guarantor Subsidiaries	10-Q	November 1, 2023

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	10-K	February 22, 2024

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 (ii) the Consolidated Statements of income for the years ended December 31, 2025 and December 31, 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024 and (v) the Notes to the Consolidated Financial Statements.

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

†Indicates management contract or compensatory plan or arrangement.

^ Portions of the exhibit have been redacted.

Item 16. Form 10-K Summary

None.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of

PennyMac Mortgage Investment Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) — Refer to Notes 3, 7 and 12 to the financial statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (“prepayment speed”), Option-Adjusted Spread (“OAS”) or pricing spread (OAS and pricing spread are components of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

We identified the fair value of MSRs, including the discount rate and prepayment speed assumptions used in the valuation of MSRs, as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of MSRs, including the discount rate and prepayment speed assumptions used by the Company to estimate the fair value of MSRs, included the following, among others:

•
We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the discount rate and prepayment speed assumptions.
•
With the assistance of our fair value specialists, we evaluated the fair value of MSRs by comparing it against a fair value range that was independently developed using market data.
•
We assessed the reasonableness of the discount rate and prepayment speed assumptions used within the valuation model by comparing the assumptions used by the Company to the assumptions used by the third-party valuation experts.
•
We tested management’s process for determining the discount rate assumptions by comparing them to the implied discount rate within market transactions and other third-party information used by management.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 18, 2026

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
	(in thousands, except share information)
ASSETS
Cash	$271,970	$337,694
Short-term investments at fair value	190,518	103,198
Mortgage-backed securities at fair value pledged to creditors	4,452,859	4,063,706
Loans held for sale at fair value ($2,676,700 and $2,087,615 pledged to creditors, respectively)	2,699,398	2,116,318
Loans held for investment at fair value ($8,530,939 and $2,191,869 pledged to creditors, respectively)	8,532,644	2,193,575
Derivative assets with nonaffiliates ($32,659 and $29,377 pledged to creditors, respectively)	49,696	56,840
Derivative assets with PennyMac Financial Services, Inc.	6,247	—
Deposits securing credit risk transfer arrangements pledged to creditors	1,009,334	1,110,708
Mortgage servicing rights at fair value ($3,582,211 and $3,807,065 pledged to creditors, respectively)	3,644,702	3,867,394
Servicing advances ($78,430 and $89,396 pledged to creditors, respectively)	96,830	105,037
Due from PennyMac Financial Services, Inc.	19,100	16,015
Other ($527 pledged to creditors as of December 31, 2024)	373,584	438,221
Total assets	$21,346,882	$14,408,706
LIABILITIES
Assets sold under agreements to repurchase	$8,018,601	$6,500,938
Mortgage loan participation purchase and sale agreements	—	11,593
Notes payable secured by credit risk transfer and mortgage servicing assets	2,258,128	2,929,790
Unsecured senior notes	1,028,300	605,860
Interest-only security payable at fair value	37,650	34,222
Asset-backed financings of variable interest entities at fair value	7,789,303	2,040,375
Derivative and credit risk transfer strip liabilities with nonaffiliates at fair value	6,932	7,351
Derivative liabilities with PennyMac Financial Services, Inc.	2,257	—
Accounts payable and accrued liabilities	168,498	139,124
Due to PennyMac Financial Services, Inc.	17,122	30,206
Income taxes payable	127,476	163,861
Liability for losses under representations and warranties	5,284	6,886
Total liabilities	19,459,551	12,470,206

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,016,604 and 86,860,960 shares, respectively	870	869
Additional paid-in capital	1,927,804	1,925,067
Accumulated deficit	(582,825)	(528,918)
Total shareholders’ equity	1,887,331	1,938,500
Total liabilities and shareholders’ equity	$21,346,882	$14,408,706

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	December 31,	December 31,
	2025	2024
	(in thousands)
ASSETS
Loans held for investment at fair value	$8,530,939	$2,191,709
Derivative assets	32,659	29,377
Deposits securing credit risk transfer arrangements	1,009,334	1,110,708
Other—interest receivable	35,675	6,382
	$9,608,607	$3,338,176
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$7,789,303	$2,040,375
Interest-only security payable at fair value	37,650	34,222
Derivative and credit risk transfer strip liabilities at fair value	5,999	4,060
Accounts payable and accrued liabilities—interest payable	35,675	6,382
	$7,868,627	$2,085,039

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2025	2024	2023
	(in thousands, except earnings per common share)
Net investment income
Net gains on investments and financings	$213,113	$61,050	$178,099
Net gains on loans held for sale at fair value:
From nonaffiliates	47,030	65,055	32,695
From PennyMac Financial Services, Inc.	5,164	8,069	7,162
	52,194	73,124	39,857
Loan origination fees	12,525	15,085	18,231
Net loan servicing fees:
From nonaffiliates
Contractually specified	608,025	644,642	659,438
Other	17,430	14,722	17,008
	625,455	659,364	676,446
Change in fair value of mortgage servicing rights	(413,709)	(170,409)	(296,847)
Mortgage servicing rights hedging results	(172,931)	(226,608)	(92,775)
	38,815	262,347	286,824
From PennyMac Financial Services, Inc.	10,117	2,193	1,784
	48,932	264,540	288,608
Net interest expense:
Interest income	850,912	635,263	639,907
Interest expense	870,394	714,659	735,968
	(19,482)	(79,396)	(96,061)
Results of real estate acquired in settlement of loans	(64)	(437)	(186)
Other	243	228	472
Net investment income	307,461	334,194	429,020
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	84,432	83,252	81,347
Management fees	27,649	28,623	28,762
Loan fulfillment fees	23,804	26,291	27,826
Professional services	37,774	12,779	7,621
Compensation	11,886	5,608	7,106
Loan collection and liquidation	8,285	6,834	4,562
Safekeeping	4,630	4,403	3,766
Loan origination	2,278	3,328	4,602
Other	12,905	20,428	19,033
Total expenses	213,643	191,546	184,625
Income before (benefit from) provision for income taxes	93,818	142,648	244,395
(Benefit from) provision for income taxes	(34,054)	(18,336)	44,741
Net income	127,872	160,984	199,654
Dividends on preferred shares of beneficial interest	41,819	41,819	41,819
Net income attributable to common shareholders	$86,053	$119,165	$157,835
Earnings per common share
Basic	$0.99	$1.37	$1.80
Diluted	$0.99	$1.37	$1.63
Weighted average common shares outstanding
Basic	86,988	86,815	87,372
Diluted	86,988	86,815	111,700

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2022	22,400	$541,482	88,889	$889	$1,947,266	$(526,822)	$1,962,815
Net income	—	—	—	—	—	199,654	199,654
Share-based compensation	—	—	146	1	4,637	—	4,638
Dividends:
Preferred shares	—	—	—	—	—	(41,818)	(41,818)
Common shares ($1.60 per share)	—	—	—	—	—	(139,709)	(139,709)
Repurchase of common shares	—	—	(2,411)	(24)	(28,466)	—	(28,490)
Balance at December 31, 2023	22,400	$541,482	86,624	$866	$1,923,437	$(508,695)	$1,957,090
Net income	—	—	—	—	—	160,984	160,984
Share-based compensation	—	—	237	3	1,630	—	1,633
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.60 per share)	—	—	—	—	—	(139,388)	(139,388)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	127,872	127,872
Share-based compensation	—	—	156	1	2,737	—	2,738
Dividends:
Preferred shares	—	—	—	—	—	(41,819)	(41,819)
Common shares ($1.60 per share)	—	—	—	—	—	(139,960)	(139,960)
Balance at December 31, 2025	22,400	$541,482	87,017	$870	$1,927,804	$(582,825)	$1,887,331

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities
Net income	$127,872	$160,984	$199,654
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on investments and financings	(213,113)	(61,050)	(178,099)
Net gains on loans held for sale	(52,194)	(73,124)	(39,857)
Change in fair value of mortgage servicing rights	413,709	170,409	296,847
Mortgage servicing rights hedging results	172,931	226,608	92,775
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans held for investment, and asset-backed financings	(31,583)	(23,312)	(355)
Amortization of debt issuance costs	20,167	23,095	15,141
Results of real estate acquired in settlement of loans	64	437	186
Share-based compensation expense	3,865	3,479	5,205
Purchase of loans held for sale from nonaffiliates	(59,554,007)	(96,091,114)	(87,503,604)
Purchase of loans held for sale from PennyMac Financial Services, Inc.	(11,216,713)	(662,952)	—
Sale to nonaffiliates and repayment of loans held for sale	10,292,463	12,414,391	15,936,124
Sale of loans held for sale to PennyMac Financial Services, Inc.	52,895,921	81,997,773	72,441,699
Repurchase of loans subject to representations and warranties	(25,891)	(35,428)	(58,755)
Decrease (increase) in servicing advances	8,031	100,884	(8,924)
(Increase) decrease in due from PennyMac Financial Services, Inc.	(3,085)	(15,959)	3,504
Repurchase of real estate previously sold as loans acquired for sale	—	—	(456)
Increase in other assets	(30,980)	(596,687)	(86,086)
Increase (decrease) in accounts payable and accrued liabilities	28,781	(216,119)	194,059
(Decrease) increase in due to PennyMac Financial Services, Inc.	(13,084)	944	(7,110)
(Decrease) increase in income taxes payable	(36,385)	(26,142)	38,225
Net cash (used in) provided by operating activities	(7,213,231)	(2,702,883)	1,340,173
Cash flows from investing activities
Net (increase) decrease in short-term investments	(87,320)	25,140	123,933
Purchase of mortgage-backed securities	(942,462)	(638,155)	(3,172,193)
Sale and repayment of mortgage-backed securities	752,978	1,488,971	2,979,019
Repurchase of loans at fair value	—	—	(119)
Repayment of loans held for investment	652,650	101,651	94,550
Net settlement of derivative financial instruments	3,675	(11,086)	9,700
Distribution from credit risk transfer arrangements	151,540	157,854	180,573
Purchase of mortgage servicing rights	—	(29,263)	(14,632)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(876)	(561)	472
Sale of real estate acquired in settlement of loans	1,233	1,870	4,668
(Increase) decrease in margin deposits	(101,752)	263,975	(227,697)
Net cash provided by (used in) investing activities	429,666	1,360,396	(21,726)

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	101,440,467	121,850,449	120,565,014
Repurchase of assets sold under agreements to repurchase	(99,926,727)	(120,968,841)	(121,555,845)
Issuance of mortgage loan participation purchase and sale agreements	665,124	2,246,133	2,146,821
Repayment of mortgage loan participation purchase and sale agreements	(676,775)	(2,234,482)	(2,146,821)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	375,000	1,474,986	780,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(1,051,968)	(1,453,833)	(675,032)
Issuance of unsecured senior notes	427,500	216,500	53,500
Repayment of unsecured senior notes	—	(210,000)	—
Issuance of asset-backed financings of variable interest entities	6,297,154	791,582	—
Repayment of asset-backed financings of variable interest entities	(633,681)	(98,986)	(91,406)
Payment of debt issuance costs	(15,940)	(31,447)	(13,967)
Payment of dividends to preferred shareholders	(41,819)	(41,819)	(41,818)
Payment of dividends to common shareholders	(139,367)	(139,300)	(140,617)
Payment of vested share-based compensation tax withholdings	(1,127)	(1,846)	(567)
Repurchase of common shares of beneficial interest	—	—	(28,490)
Net cash provided by (used in) financing activities	6,717,841	1,399,096	(1,149,228)
Net (decrease) increase in cash	(65,724)	56,609	169,219
Cash at beginning of year	337,694	281,085	111,866
Cash at end of year	$271,970	$337,694	$281,085
Supplemental cash flow information
Payments, net:
Income taxes	$2,331	$7,806	$6,517
Interest	$850,624	$711,694	$718,362
Non-cash investing activities:
Recognition of loans held for investment resulting from initial consolidation of variable interest entities	$6,909,607	$847,698	$—
Transfer of loans and servicing advances to real estate acquired in settlement of loans	$—	$—	$1,205
Receipt of mortgage servicing rights as proceeds from sales of loans	$190,141	$219,001	$292,527
Unsettled purchase of mortgage servicing rights	$—	$166	$1,626
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	$—	$130,295	$105,096
Non-cash financing activities:
Dividends declared, not paid	$35,431	$34,838	$34,750

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three reportable segments: credit sensitive strategies, interest rate sensitive strategies and correspondent production. All other activities are included in corporate:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own correspondent production (“CRT arrangements”) and subordinate and credit-linked mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), Agency and senior non-Agency MBS and collateralized mortgage obligations ("CMOs") and the related interest rate hedging activities.
•
The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of Pennymac Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

The Company primarily sells the loans it acquires through its correspondent production activities to government-sponsored enterprises ("GSEs") such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The Company also securitizes loans directly and retains certain senior and subordinate MBS created in the securitizations.

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

Note 2—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS, CMOs and MSRs.

The Company is exposed to fair value risk and credit risk. As a result of prevailing market conditions, including changes in market interest rates, the Company may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, and MBS. Additionally, the Company is exposed to credit losses arising from its investments in CRT arrangements and subordinate MBS.

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
•
The fair values of Agency and senior non-Agency MBS are sensitive to changes in market interest rates; and
•
The fair values of CRT arrangements and subordinate and credit-linked MBS are sensitive to market perceptions of future credit performance of the underlying loans as well as the actual credit performance of such loans and the returns required by market participants to hold such investments.

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

The Company also invests in subordinate and credit-linked MBS, which are among the first beneficial interests in the issuing trusts to absorb credit losses on the underlying loans.

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate credit-linked MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling loans to the Agencies without the retention of credit risk in the case of CRT arrangements and investing in senior mortgage-backed securities in the case of subordinate and credit-linked MBS.

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

The Company has concluded that its subsidiary trust entities holding its CRT arrangements are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ income. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the recourse obligations and retained IO ownership interests, in the form of derivative and IO strip assets and liabilities, the deposits pledged to fulfill the recourse obligations and an IO security payable at fair value. The deposits represent the Company’s maximum contractual exposure to claims under its recourse obligations and are the sole source of settlement of losses under the CRT arrangements. Gains and losses on the derivative and IO strip assets and liabilities related to CRT arrangements are included in Net gains on investments and financings in the consolidated statements of income.

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

Whether the Company concludes that it is the primary beneficiary of the VIEs issuing the subordinate MBS and therefore consolidates these entities is based on its exposure to losses that could be significant to the VIEs and its power to direct activities that most significantly impact the VIEs’ economic performance:

•
Certain of the Company’s investments in subordinate MBS either do not expose the Company to losses or residual returns that could be significant to the issuing VIE or the Company has concluded that it does not have the power to direct the activities that most significantly impact the VIE’s economic performance. These investments are classified as subordinate securities in the Company’s investment in MBS as shown in Note 8 – Mortgage-Backed Securities.
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

For financial reporting purposes, the loans owned by the consolidated VIEs are included in Loans held for investment at fair value and the securities issued to nonaffiliates by the consolidated VIEs are included in Asset-backed financings of variable interest entities at fair value on the Company’s consolidated balance sheets. Both the Loans held for investment at fair value and the Asset-backed financings of variable interest entities at fair value included in the consolidated VIEs are also included in a separate statement following the Company’s consolidated balance sheets. The Company previously recognized MSRs relating to loans owned by certain of the consolidated VIEs. Upon purchase of the subordinate securities and consolidation of the VIE, the Company recombined the MSRs with the loans in the VIE to Loans at fair value.

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

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the sale of the variable funding notes under agreements to repurchase is included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by credit risk transfer and mortgage servicing assets on the Company’s consolidated balance sheets. The financing is detailed in Note 15 – Long-Term Debt.

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

Mortgage-Backed Securities

The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gains on investments and financings. Purchases and sales of MBS are recorded as of the trade date. The Company categorizes its investments in Agency pass-through, senior non-Agency and subordinate and credit linked MBS as “Level 2” fair value assets. The Company classifies its investments in IO stripped MBS as “Level 3” fair value assets.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Company estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Company updates its cash flow and yield estimates monthly.

Loans

Loans are carried at their fair values with changes in fair value recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net gains on investments and financings for loans classified as Loans held for investment at fair value and Net gains on loans held for sale at fair value for loans classified as Loans held for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income. The Company categorizes its Loans held for sale at fair value that are readily saleable into active markets with observable inputs that are significant to their fair values and its Loans held for investment at fair value in VIEs as “Level 2” fair value assets. The Company categorizes all other loans as “Level 3” fair value assets.

Sale Recognition

The Company purchases loans from PLS and nonaffiliates and sells loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability arising from the representations and warranties it makes to purchasers and insurers of the loans.

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

Interest Income Recognition

The Company has the ability but not the intent to hold loans held for sale and loans held for investment other than loans held in VIEs for the foreseeable future. Therefore, interest income on loans held for sale and loans held for investment other than loans held in VIEs is recognized over the life of the loans using their contractual interest rates.

The Company has both the ability and intent to hold loans held in VIEs for the foreseeable future. Therefore, interest income on loans held in VIEs is recognized over the estimated remaining life of the loans using the interest method. Unearned discounts and unamortized purchase premiums are accrued and amortized to interest income using the effective interest rate inherent in the estimated cash flows from the loans.

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when a loan becomes 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

Derivative and Credit Risk Transfer Strip Assets and Liabilities

The Company holds and issues derivative financial instruments in connection with its operating, investing and financing activities. Derivative financial instruments are created as a result of the Company’s correspondent production operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s correspondent production operations are interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase loans for sale.

The Company engages in interest rate risk management activities in an effort to reduce the variability of its income caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company bears price risk related to its mortgage production, servicing, and MBS financing activities due to changes in market interest rates as discussed below:

•
The Company is exposed to loss if market mortgage interest rates increase because market interest rate increases generally cause the fair value of MBS (other than IO stripped MBS), IRLCs and loans held for sale to decrease.
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

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impounded) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; administering loss mitigation activities, including modification and forbearance programs; and supervising foreclosures and property dispositions. The Company has engaged PFSI to provide these services on its behalf.

The Company is contractually entitled to receive other remuneration including various mortgagor‑contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the placement fees earned on impounded funds and funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing their existing loan or purchasing a new home.

The Company recognizes MSRs initially at fair value, either as proceeds from sales of mortgage loans where the Company retains the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs.

The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. For loans subject to MSR contracts, the Company receives a servicing fee, based on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors.

The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand‑alone markets. Considerable judgment is required to estimate the fair values of MSRs and the exercise of such judgment can significantly affect the Company’s income. Therefore, the Company classifies its MSRs as “Level 3” fair value assets and liabilities.

Changes in fair value of MSRs are recognized in current period income in Change in fair value of mortgage servicing rights in the consolidated statements of income.

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

Asset-Backed Financings of Variable Interest Entities at Fair Value and Interest-Only Security Payable at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financings and the IO security payable are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and/or interest payments of the loans held by the consolidated VIEs. Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gains on investments and financings. Issuance discounts and cost are accrued to Interest expense over the estimated lives of these borrowings using the interest method. The Company categorizes Asset-backed financings of variable interest entities at fair value as “Level 2” fair value liabilities and the Interest-only security payable at fair value as a “Level 3” fair value liability.

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects, reimburse the investor for its loss or indemnify the investor or insurer against credit losses arising from such loans. In either case, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it has to correspondent sellers that had sold such loans to PLS or the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent seller.

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan defect rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at fair value at the time loans are sold and periodically adjusts the liability for estimated losses in excess of the recorded liability. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee. The establishment of and adjustments to the liability are included in Net gains on loans held for sale at fair value.

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

Loan Servicing Fees

Loan servicing fees and related remuneration are received by the Company for servicing residential loans. Loan servicing activities are described under Mortgage Servicing Rights above. The Company’s obligation under its loan servicing agreements is fulfilled as the Company services the loans.

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

Recently Adopted Accounting Pronouncement

During 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 does not require any changes to the Company’s accounting for income taxes. ASU 2023-09 requires disclosures of:

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

The Company adopted the disclosures required by ASU 2023-09 retrospectively for the year ended December 31, 2025 and the disclosures are included in Note 23—Income Taxes.

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

Under the Servicing Agreement, as amended, servicing fees for all subserviced MSRs and loans are established at a per-loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO as shown below:

•
Through September 30, 2025, the per-loan base servicing fees for loans subserviced by PLS on the Company’s behalf were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. Effective October 1, 2025, the per loan base servicing fees for mortgage loans are $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans.
•
To the extent that loans become delinquent, PLS is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO.
•
PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees, pass through of Agency incentive fees to PLS for loss mitigation activities and a fee for processing insurance and guarantee claims on defaulted loans.

Through 2024, the loan servicing fees were established based on whether the serviced loans were “prime” loans (loans included in PMT’s MSRs, its inventory of loans held for sale or loans held for VIEs) or special servicing loans as follows:

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate UPB of all refinance mortgage loans originated in such month, plus the aggregate UPB of all "preserved mortgage loans" relating to closed end second loans originated in such month, to (ii) the aggregate UPB of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate UPB of all "preserved mortgage loans" relating to closed end second lien loans originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. PFSI has further agreed to allocate sufficient resources to target a recapture rate of at least 30%.

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

Through December 31, 2024, the “recapture rate” meant, during each month, the ratio of (i) the aggregate UPB of all recaptured loans to (ii) the aggregate UPB of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month.

The MSR recapture agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan servicing and recapture fees earned by PLS:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Loan servicing fees:
Loans held for sale	$313	$525	$680
Loans held for investment	1,311	591	208
Mortgage servicing rights	82,808	82,136	80,459
	$84,432	$83,252	$81,347
Average investment in loans:
Held for sale	$2,206,958	$1,249,423	$1,439,373
Held for investment	$4,724,217	$1,468,687	$1,451,632
Average MSR portfolio unpaid principal balance	$221,436,947	$228,705,758	$231,203,032

Mortgage servicing rights recapture fees	$10,117	$2,193	$1,784
Unpaid principal balance of loans recaptured	$932,444	$353,710	$315,412

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

Under the mortgage banking services agreement executed in December 2024, as amended, PLS assumed the role of initial correspondent loan purchaser instead of the Company effective July 1, 2025 and the Company retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described below. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. As a result of the revised agreement, the sourcing fee arrangement described below no longer has any effect for correspondent loan commitments entered into beginning on July 1, 2025.

Effective January 1, 2025, fulfillment fees in any quarter shall not exceed the following:

•
the product of (i) the sum of $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and (ii) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, divided by the total number of non-Ginnie Mae loan commitments issued during the quarter (in each case as determined after applying the applicable pull-through factor) plus
•
the product of (i) the sum of $315 for each purchased loan up to and including 16,500 per quarter and $195 for each purchased loan in excess of 16,500 per quarter, and (ii) the number of loans purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, divided by the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac.

Through December 2024, the mortgage banking services agreement provided for a quarterly fulfillment fee not to exceed the following:

•
the number of loan commitments issued by the Company multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
•
$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
•
$750 multiplied by the number of all purchased loans that are sold to parties other than Fannie Mae and Freddie Mac.

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

Following is a summary of correspondent production activity and other loan purchases between the Company and PLS:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Loan fulfillment fees earned by PLS	$23,804	$26,291	$27,826
Unpaid principal balance of loans fulfilled by PLS (1)	$12,893,224	$13,446,484	$14,898,301

Sourcing fees received from PLS included in Net gains on loans held for sale	$5,164	$8,069	$7,162
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured	$27,094,014	$40,838,480	$40,476,782
Conventional conforming	24,990,216	39,856,056	31,141,915
	$52,084,230	$80,694,536	$71,618,697

Purchases of loans held for sale from PLS (1)	$11,216,713	$662,952	$—

Tax service fees paid to PLS	$1,537	$2,523	$3,216

(1)
Amounts include loans purchased directly by the Company and loans purchased from PLS subject to fulfillment fees.

December 31, 2024
(in thousands)
Loans included in Loans held for sale at fair value pending sale to PLS	$602,108

Management Agreement

PMT has a management agreement with PCM, pursuant to which the PMT pays PCM management fees as follows:

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

“Common shareholders’ equity” is defined as the average “shareholder’s equity less the average GAAP carrying value of the Company’s preferred equity.

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

Following is a summary of management fee expenses:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Base management fee	$27,649	$28,623	$28,762
Performance incentive fee	—	—	—
	$27,649	$28,623	$28,762
Average shareholders' equity amounts used to calculate base management fee expense	$1,843,549	$1,908,287	$1,917,642

The management agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Expense Reimbursement

Under the management agreement, the Company reimburses PCM for its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax, accounting, internal audit and investor relations services for the direct benefit of the Company. The Company is also required to pay a pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses (common overhead) of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are based on the resources PCM and its affiliates dedicate to investment management activities for the Company, as determined by PCM in its reasonable and good faith discretion.

Through 2024, the Company reimbursed PCM for its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates would allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. With respect to the allocation of PCM’s and its affiliates’ personnel compensation, PCM was reimbursed $165,000 per fiscal quarter. Overhead expenses were previously allocated based on the ratio of the Company’s proportion of gross assets compared to all remaining gross assets owned or managed by PCM and its affiliates, as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$21,177	$20,871	$21,468
Compensation	6,515	660	660
Common overhead	3,926	7,909	7,492
	$31,618	$29,440	$29,620
Payments and settlements during the period (1)	$109,610	$118,167	$94,339

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both December 31, 2025 and December 31, 2024.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2025	December 31, 2024
	(in thousands)
Due from PFSI-Miscellaneous receivables	$19,100	$16,015

Due to PFSI:
Management fees	$6,856	$7,149
Loan servicing fees	6,669	6,822
Allocated expenses and expenses and costs	3,161	3,508
Correspondent production activities	436	11,122
Fulfillment fees	—	1,605
	$17,122	$30,206

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	December 31, 2025	December 31, 2024
	(in thousands)
Servicing advances	$96,830	$105,037
Other assets-Real estate acquired in settlement of loans	655	1,265
	$97,485	$106,302

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows:
Proceeds from sales	$10,292,463	$12,414,391	$15,936,124
Loan servicing fees received	$608,025	$644,642	$659,438

The following table summarizes for the dates presented collection status information for loan transfers that are accounted for as sales where the Company maintains continuing involvement:

	December 31, 2025	December 31, 2024
	(in thousands)
Unpaid principal balance of loans outstanding	$212,581,934	$222,761,227
Collection status (Unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,583,158	$2,618,767
90 or more days delinquent:
Not in foreclosure	$1,025,111	$1,078,362
In foreclosure	$118,503	$105,810
Bankruptcy	$351,890	$281,821

Custodial funds managed by the Company (1)	$2,758,142	$2,385,602

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

The Company, through PMC, entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans. CRT arrangements include:

•
securities that are structured such that loans that reach a specific number of days delinquent (including loans in forbearance) trigger losses chargeable to the CRT arrangement based on the sizes of the delinquent loans and a contractual schedule of loss severity; and
•
securities that require the Company to absorb losses only when the reference loans realize credit losses.

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

Following is a summary of the CRT arrangements:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net investment income:
Net gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$10,764	$13,491	$18,524
Valuation changes	3,572	13,529	38,020
	14,336	27,020	56,544
Credit risk transfer strips
Realized	39,189	45,573	46,252
Valuation changes	(1,727)	42,632	90,501
	37,462	88,205	136,753
Interest-only security payable at fair value — valuation changes	(3,428)	(1,555)	(10,742)
	48,370	113,670	182,555
Interest income — Deposits securing credit risk transfer arrangements	44,269	59,304	62,713
	$92,639	$172,974	$245,268

Net payments made to settle losses on credit risk transfer arrangements	$4,466	$1,633	$3,523

	December 31, 2025	December 31, 2024
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$32,659	$29,377
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,999)	(4,060)
Deposits securing credit risk transfer arrangements	1,009,334	1,110,708
Interest-only security payable at fair value	(37,650)	(34,222)
	$998,344	$1,101,803

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$32,659	$29,377
Deposits securing credit risk transfer arrangements (1)	$1,009,334	$1,110,708

Unpaid principal balance of loans underlying credit risk transfer arrangements	$19,517,530	$21,249,304
Collection status (unpaid principal balance):
Delinquency
Current	$18,908,261	$20,628,148
30-89 days delinquent	$413,295	$414,605
90-179 days delinquent	$110,486	$131,191
180 or more days delinquent	$57,798	$51,343
Foreclosure	$27,690	$24,017
Bankruptcy	$68,426	$63,697

(1)
Deposits securing credit risk transfer strip liabilities also secure $6.0 million and $4.1 million in CRT strip liabilities at December 31, 2025 and December 31, 2024, respectively.

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

Following is a summary of the Company’s investment in senior and subordinate MBS backed by assets held in consolidated VIEs:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net investment income:
Net gains on investments and financings:
Loans held for investment at fair value	$112,840	$15,637	$17,876
Asset-backed financings of variable interest entities at fair value	(96,439)	(7,396)	(13,678)
Interest income	242,696	58,720	56,833
Interest expense	226,918	55,763	49,988
	$32,179	$11,198	$11,043

	December 31, 2025	December 31, 2024
	(in thousands)
Loans held for investment at fair value	$8,530,939	$2,191,709
Asset-backed financings of variable interest entities at fair value	$7,789,303	$2,040,375
Retained mortgage-backed securities at fair value pledged to secure Assets sold under agreements to repurchase	$648,159	$130,839

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$190,518	$—	$—	$190,518
Mortgage-backed securities	—	4,380,357	72,502	4,452,859
Loans held for sale	—	2,695,817	3,581	2,699,398
Loans held for investment	—	8,530,939	1,705	8,532,644
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	1,289	—	—	1,289
Put options on interest rate futures purchase contracts	4,109	—	—	4,109
Forward purchase contracts	—	4,113	—	4,113
Forward sale contracts	—	2,381	—	2,381
Credit risk transfer derivatives	—	—	32,659	32,659
Total derivative assets with nonaffiliates before netting	5,398	6,494	32,659	44,551
Netting	—	—	—	5,145
Total derivative assets with nonaffiliates after netting	5,398	6,494	32,659	49,696
Derivative assets with PennyMac Financial Services, Inc.:
Interest rate lock commitments	—	—	4,605	4,605
Forward purchase contracts	—	1,784	—	1,784
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,784	4,605	6,247
Mortgage servicing rights	—	—	3,644,702	3,644,702
	$195,916	$15,615,391	$3,759,754	$19,576,064
Liabilities:
Interest-only security payable	$—	$—	$37,650	$37,650
Asset-backed financings of variable interest entities	—	7,789,303	—	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	158	—	158
Forward sales contracts	—	17,340	—	17,340
Total derivative liabilities with nonaffiliates before netting	—	17,498	—	17,498
Netting	—	—	—	(16,565)
Total derivative liabilities with nonaffiliates after netting	—	17,498	—	933
Credit risk transfer strips	—	—	5,999	5,999
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	17,498	5,999	6,932
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	2,257	2,257
Forward purchase contracts	—	142	—	142
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	142	2,257	2,257
	$—	$7,806,943	$45,906	$7,836,142

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$103,198	$—	$—	$103,198
Mortgage-backed securities	—	3,977,446	86,260	4,063,706
Loans held for sale	—	2,108,347	7,971	2,116,318
Loans held for investment	—	2,191,709	1,866	2,193,575
Derivative assets:
Call options on interest rate futures purchase contracts	156	—	—	156
Put options on interest rate futures purchase contracts	6,372	—	—	6,372
Forward purchase contracts	—	614	—	614
Forward sale contracts	—	54,056	—	54,056
MBS put options	—	2,114	—	2,114
CRT derivatives	—	—	29,377	29,377
Interest rate lock commitments	—	—	3,562	3,562
Total derivative assets before netting	6,528	56,784	32,939	96,251
Netting	—	—	—	(39,411)
Total derivative assets after netting	6,528	56,784	32,939	56,840
Mortgage servicing rights	—	—	3,867,394	3,867,394
	$109,726	$8,334,286	$3,996,430	$12,401,031
Liabilities:
Interest-only security payable	$—	$—	$34,222	$34,222
Asset-backed financings of variable interest entities	—	2,040,375	—	2,040,375
Derivative liabilities and credit risk transfer strips:
Forward purchase contracts	—	6,336	—	6,336
Forward sales contracts	—	1,753	—	1,753
Interest rate lock commitments	—	—	3,118	3,118
Total derivative liabilities before netting	—	8,089	3,118	11,207
Netting	—	—	—	(7,916)
Total derivative liabilities after netting	—	8,089	3,118	3,291
Credit risk transfer strips	—	—	4,060	4,060
Total derivative and credit risk transfer strip liabilities	—	8,089	7,178	7,351
	$—	$2,048,464	$41,400	$2,081,948

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with nonaffiliates	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$—	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	3,290	—	—	8,152	17,614	—	—	29,056
Repayments and sales	(17,802)	(8,265)	(159)	(11,054)	—	—	(39,401)	—	(76,681)
Accrual of unearned discounts	8,677	—	—	—	—	—	—	—	8,677
Amounts received pursuant to sales of loans	—	—	—	—	—	—	—	190,141	190,141
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—	—
Other factors	(4,633)	585	(2)	14,336	11,920	17,798	37,462	(413,709)	(336,243)
	(4,633)	585	(2)	14,336	11,920	17,798	37,462	(413,709)	(336,243)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(20,516)	(33,064)	—	—	(53,580)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	—	876	876
Balance, December 31, 2025	$72,502	$3,581	$1,705	$32,659	$—	$2,348	$(5,999)	$3,644,702	$3,751,498
Changes in fair value recognized during the year relating to assets still held at December 31, 2025	$(4,633)	$127	$(28)	$3,572	$—	$2,348	$(1,727)	$(413,709)	$(414,050)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	3,428
3,428
Balance, December 31, 2025	$37,650
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2025	$3,428

	Year ended December 31, 2024
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Purchases and issuances	—	8,132	—	—	38,086	—	29,429	75,647
Repayments and sales	(149,983)	(6,139)	(144)	(13,803)	—	(45,573)	—	(215,642)
Accrual of unearned discount	9,093	—	—	—	—	—	—	9,093
Amounts received pursuant to sales of loans	—	—	—	—	—	—	219,001	219,001
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	2,624	(340)	(121)	27,020	(10,882)	88,205	(170,409)	(63,903)
	2,624	(340)	(121)	27,020	(10,882)	88,205	(170,409)	(63,903)
Exchange of mortgage servicing spread for interest-only stripped mortgage -backed securities	130,295	—	—	—	—	—	(130,295)	—
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(34,292)	—	—	(34,292)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	561	561
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Changes in fair value recognized during the year relating to assets still held at December 31, 2024	$2,624	$(261)	$(140)	$13,529	$444	$42,632	$(173,271)	$(114,443)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2024
(in thousands)
Interest-only security payable:
Balance, December 31, 2023	$32,667
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	1,555
1,555
Balance, September 30, 2024	$34,222
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2024	$1,555

	Year ended December 31, 2023
Assets (1)	Interest-only stripped mortgage-backed securities	Loans acquired for sale	Loans at fair value	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2022	$—	$10,708	$3,457	$(22,098)	$(478)	$(137,193)	$4,012,737	$3,867,133
Purchases and issuances	—	7,151	119	—	4,591	—	16,258	28,119
Repayments and sales	(3,417)	(11,291)	(548)	(18,286)	—	(46,252)	—	(79,794)
Accrual of unearned discount	2,673	—	—	—	—	—	—	2,673
Amounts received pursuant to sales of loans	—	(496)	—	—	—	—	292,527	292,031
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
	(8,572)	246	(437)	56,544	15,205	136,753	(296,847)	(97,108)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	103,547	—	—	—	—	—	(105,096)	(1,549)
Transfers of:								—
Loans to REO	—	—	(460)	—	—	—	—	(460)
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(11,786)	—	—	(11,786)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	(472)	(472)
Balance, December 31, 2023	$94,231	$6,318	$2,131	$16,160	$7,532	$(46,692)	$3,919,107	$3,998,787
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$(8,572)	$(21)	$(964)	$38,020	$7,532	$90,501	$(296,847)	$(170,351)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Year ended December 31, 2023
(in thousands)
Interest-only security payable:
Balance, December 31, 2022	$21,925
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	10,742
10,742
Balance, December 31, 2023	$32,667
Changes in fair value recognized during the year relating to liability outstanding at December 31, 2023	$10,742

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	December 31, 2025			December 31, 2024
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans held for sale:
Current through 89 days delinquent	$2,696,128	$2,627,441	$68,687	$2,114,556	$2,092,030	$22,526
90 or more days delinquent:
Not in foreclosure	1,273	1,271	2	1,687	2,114	(427)
In foreclosure	1,997	2,289	(292)	75	96	(21)
	3,270	3,560	(290)	1,762	2,210	(448)
	$2,699,398	$2,631,001	$68,397	$2,116,318	$2,094,240	$22,078
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$8,529,906	$8,353,814	$176,092	$2,190,432	$2,413,214	$(222,782)
90 or more days delinquent:
Not in foreclosure	700	844	(144)	1,277	1,658	(381)
In foreclosure	333	428	(95)	—	—	—
	1,033	1,272	(239)	1,277	1,658	(381)
	8,530,939	8,355,086	175,853	2,191,709	2,414,872	(223,163)
Distressed:
Current through 89 days delinquent	371	476	(105)	445	595	(150)
90 or more days delinquent:
Not in foreclosure	942	2,553	(1,611)	1,421	3,796	(2,375)
In foreclosure	392	1,120	(728)	—	—	—
	1,334	3,673	(2,339)	1,421	3,796	(2,375)
	1,705	4,149	(2,444)	1,866	4,391	(2,525)
	$8,532,644	$8,359,235	$173,409	$2,193,575	$2,419,263	$(225,688)

Following are the changes in fair value included in current period income by consolidated statements of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2025
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$148,344	$—	$—	$51,325	$199,669
Loans held for sale	—	149,579	—	—	149,579
Loans held for investment	112,838	—	—	(30,726)	82,112
Credit risk transfer strips	37,462	—	—	—	37,462
Mortgage servicing rights	—	—	(413,709)	—	(413,709)
	$298,644	$149,579	$(413,709)	$20,599	$55,113
Liabilities:
Interest-only security payable	$(3,428)	$—	$—	$—	$(3,428)
Asset-backed financings of VIEs	(96,439)	—	—	10,984	(85,455)
	$(99,867)	$—	$—	$10,984	$(88,883)

	Year ended December 31, 2024
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$(80,838)	$—	$—	$28,773	$(52,065)
Loans held for sale	—	24,457	—	—	24,457
Loans held for investment	15,516	—	—	(1,808)	13,708
Credit risk transfer strips	88,205	—	—	—	88,205
Mortgage servicing rights	—	—	(170,409)	—	(170,409)
	$22,883	$24,457	$(170,409)	$26,965	$(96,104)
Liabilities:
Interest-only security payable	$(1,555)	$—	$—	$—	$(1,555)
Asset-backed financings of VIEs	(7,396)	—	—	(3,653)	(11,049)
	$(8,951)	$—	$—	$(3,653)	$(12,604)

	Year ended December 31, 2023
	Net gains on investments and financings	Net gains on loans held for sale	Net loan servicing fees	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$74,984	$—	$—	$1,986	$76,970
Loans held for sale	—	15,025	—	—	15,025
Loans held for investment	17,439	—	—	(2,127)	15,312
Credit risk transfer strips	136,753	—	—	—	136,753
Mortgage servicing rights	—	—	(296,847)	—	(296,847)
	$229,176	$15,025	$(296,847)	$(141)	$(52,787)
Liabilities:
Interest-only security payable	$(10,742)	$—	$—	$—	$(10,742)
Asset-backed financings of VIEs	(13,678)	—	—	(496)	(14,174)
	$(24,420)	$—	$—	$(496)	$(24,916)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the year based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2025	$—	$—	$30	$30
December 31, 2024	$—	$—	$532	$532

The following table summarizes the fair value changes recognized during the years on assets held at year end that were remeasured during the year based on fair value on a nonrecurring basis:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Real estate acquired in settlement of loans	$(68)	$(348)	$(223)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the exchangeable senior notes included in Unsecured senior notes are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies its senior notes as “Level 2” fair value liabilities.

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

	December 31, 2025		December 31, 2024
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,258,128	$2,268,438	$2,929,790	$2,944,956
Unsecured senior notes	$1,028,300	$1,073,341	$605,860	$606,185

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

The key inputs used in the estimation of the fair value of IO stripped MBS include option-adjusted spread ("OAS") or pricing spread (OAS and pricing spread are each a component of discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO stripped MBS' fair value measurements. Changes in these key inputs are not directly related.

Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its IO stripped MBS with the adoption of an OAS discounted cashflow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of IO stripped MBS as opposed to a single assumed rate path. Adoption of the OAS model did not have a significant effect on the fair value of IO stripped MBS.

Following are the key inputs used in determining the fair value of IO stripped MBS:

	December 31, 2025	December 31, 2024
Fair value (in thousands)	$72,502	$86,260
Key inputs (1)
Option-adjusted spread (2)
Range	4.7% – 4.7%
Weighted average	4.7%
Pricing spread (3)
Range		5.9% – 6.5%
Weighted average		6.5%
Annual total prepayment speed (4)
Range	11.0% – 13.6%	9.4% – 10.2%
Weighted average	11.0%	9.4%
Equivalent life (in years)
Range	4.0 – 7.7	4.6 – 8.0
Weighted average	7.6	7.9

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Beginning July 1, 2025, the Company applied an option-adjusted spread to multiple simulated paths of a derived United States Treasury securities (“Treasury") yield curve for purposes of discounting cash flows relating to IO stripped MBS.
(3)
Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to IO stripped MBS.
(4)
Prepayment speed is measured using life total Conditional Prepayment Rate (“CPR”). Equivalent life is provided as supplementary information.

Changes in the fair value of MBS are included in Net gains on investments and financings in the consolidated statements of income.

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•
Loans that are saleable into active markets, comprised of most of the Company’s loans held for sale and all of the loans held for investment in VIEs, are categorized as “Level 2” fair value assets:
•
Fair values of loans held for sale are established using the loans’ contracted selling prices, quoted market prices or market price equivalents.
•
Fair values of loans held for investment in VIEs are developed using the quoted indications of fair value of all of the individual securities issued by the securitization trusts holding the loans. The Company obtains indications of fair value from nonaffiliate brokers based on comparable securities and/or pricing services and validates the brokers’ or pricing services’ indications of fair value using pricing models and inputs the Company believes are similar to the pricing models and inputs used by other market participants. The Company adjusts the fair values received from brokers and/or pricing services to include the fair value of MSRs attributable to the loans included in the VIEs.
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair values of loans held for sale categorized as “Level 3” assets (home equity lines of credit and previously sold loans repurchased pursuant to representations and warranties) are estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment statuses, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
•
Fair values of distressed loans are estimated based on the fair values of the real estate collateralizing the loans.

Changes in fair values of loans held for sale are included in Net gains on loans held for sale at fair value in the consolidated statements of income. Changes in fair values of loans held for investment are included in Net gains on investments and financings in the consolidated statements of income.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$32,659	$29,377
UPB of loans in reference pools	$4,555,682	$4,961,644
Key inputs (1)
Discount rate
Range	8.6% – 14.1%	9.0% – 11.4%
Weighted average	8.8%	9.3%
Voluntary prepayment speed (2)
Range	6.3% – 7.6%	7.0% – 7.6%
Weighted average	7.3%	7.3%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.2%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.0% – 0.1%	0.0% – 0.2%
Weighted average	0.1%	0.1%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2025	December 31, 2024
Fair value (in thousands) (1)	$2,348	$444
Committed amount (in thousands)	$1,207,859	$1,166,566
Key inputs (2)
Pull-through rate
Range	50.5% – 100%	51.0% – 98.0%
Weighted average	90.9%	86.3%
MSR fair value expressed as
Servicing fee multiple
Range	1.7 – 8.4	2.6 – 7.8
Weighted average	5.4	5.7
Percentage of unpaid principal balance
Range	0.4% – 3.2%	0.6% – 2.7%
Weighted average	1.9%	1.9%

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$5,999	$4,060
Unpaid principal balance of loans in the reference pools	$14,961,848	$16,287,660
Key inputs (1)
Discount rate
Range	5.0% – 8.6%	7.1% – 9.1%
Weighted average	8.1%	8.8%
Voluntary prepayment speed (2)
Range	7.0% – 7.5%	6.9% – 7.5%
Weighted average	7.1%	7.0%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.1%	0.1%
Remaining loss expectation
Range	0.4% – 1.4%	0.4% – 1.5%
Weighted average	0.5%	0.5%

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

Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an OAS discounted cash flow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path. Adoption of the OAS model did not have a significant effect on the fair value of MSRs.

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

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (expressed as OAS or pricing spreads) increase, or when the annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2025	2024	2023
MSRs recognized (in thousands)	$190,141	$219,001	$292,527
Unpaid principal balance of underlying loans (in thousands)	$10,233,335	$12,240,231	$15,966,491
Weighted average annual servicing fee rate (in basis points)	33	35	39
Key inputs (1)
Prepayment speed (2)
Range	8.7% – 15.5%	8.7% – 26.7%	10.1% – 22.7%
Weighted average	9.8%	12.2%	12.4%
Equivalent average life (in years)
Range	3.7 – 8.3	3.4 – 8.1	2.8 - 7.2
Weighted average	8.0	6.9	6.8
Pricing spread (3)
Range	4.8% – 10.0%	5.4% – 8.5%	5.5% – 8.8%
Weighted average	5.6%	5.6%	5.8%
Annual per-loan cost of servicing
Range	$68 – $91	$68 – $87	$68 – $83
Weighted average	$69	$69	$70

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2025	December 31, 2024
Fair value (in thousands)	$3,644,702	$3,867,394
Unpaid principal balance of underlying loans (in thousands)	$215,781,639	$226,237,613
Weighted average annual servicing fee rate (in basis points)	28	27
Weighted average note interest rate	3.9%	3.8%
Key inputs (1)
Prepayment speed (2)
Range	7.0% – 21.5%	6.5% – 17.7%
Weighted average	8.4%	6.7%
Equivalent average life (in years)
Range	2.1 – 7.9	2.4 – 8.9
Weighted average	7.7	8.6
Effect on fair value (in thousands) of (3):
5% adverse change	$(61,563)	$(51,798)
10% adverse change	$(120,960)	$(102,010)
20% adverse change	$(233,683)	$(197,970)
Option-adjusted spread (4)
Range	3.6% – 6.2%
Weighted average	3.6%
Pricing spread (5)
Range		5.4% – 8.1%
Weighted average		5.4%
Effect on fair value (in thousands) of (3):
5% adverse change	$(30,295)	$(47,568)
10% adverse change	$(60,089)	$(94,018)
20% adverse change	$(118,218)	$(183,710)
Annual per-loan cost of servicing
Range	$68 – $90	$69 – $89
Weighted average	$68	$69
Effect on fair value (in thousands) of (3):
5% adverse change	$(15,979)	$(16,645)
10% adverse change	$(31,959)	$(33,291)
20% adverse change	$(63,918)	$(66,582)

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)
These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)
The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. Beginning July 1, 2025, the Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.
(5)
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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$4,063,706	$4,836,292	$4,462,601
Purchases	942,462	638,155	3,172,193
Sales	(194,513)	(1,071,692)	(2,629,540)
Repayments	(558,465)	(417,279)	(349,479)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	130,295	103,547
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts	51,325	28,773	1,986
Valuation adjustments, net	148,344	(80,838)	74,984
	199,669	(52,065)	76,970
Balance at end of year	$4,452,859	$4,063,706	$4,836,292

	December 31, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,452,859	$4,063,706

Following is a summary of the Company’s investments in MBS:

	December 31, 2025
Security type (1)	Principal balance or notional amount	Purchase discounts, net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,805,895	$(2,125)	$46,677	$2,850,447
Floating rate collateralized mortgage obligations	850,172	(1,249)	7,074	855,997
Principal-only stripped	610,256	(115,385)	26,258	521,129
Senior non-Agency	155,369	(3,039)	454	152,784
	$4,421,692	$(121,798)	$80,463	4,380,357
Interest-only stripped	$344,592			72,502
				$4,452,859

(1)
All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

	December 31, 2024
Security type	Principal balance or notional amount	Purchase discounts, net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$3,132,005	$(901)	$(51,612)	$3,079,492
Principal-only stripped	776,455	(160,960)	(19,195)	596,300
Subordinate credit-linked	174,813	(4,292)	25,951	196,472
Senior non-Agency	111,479	(3,269)	(3,028)	105,182
	$4,194,752	$(169,422)	$(47,884)	3,977,446
Interest-only stripped	$386,040			86,260
				$4,063,706

Note 9—Loans Held for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans held for sale at fair value:

Loan type	December 31, 2025	December 31, 2024
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$2,232,706	$1,311,754
Jumbo	433,027	194,485
Non-qualified	30,084	—
Home equity lines of credit	942	1,368
Repurchased pursuant to representations and warranties	2,639	6,603
	2,699,398	1,514,210
Held for sale to PLS:
GSE eligible	—	175,145
Government insured or guaranteed	—	426,963
	—	602,108
	$2,699,398	$2,116,318
Loans pledged to secure:
Assets sold under agreements to repurchase	$2,676,700	$2,075,473
Mortgage loan participation purchase and sale agreements	—	12,142
	$2,676,700	$2,087,615

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

Following is a summary of the distribution of the Company’s loans held for investment:

Loan type	December 31, 2025	December 31, 2024
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by:
Non-owner occupied properties	$6,332,497	$2,146,328
Owner occupied properties	588,788	—
Fixed interest rate jumbo loans	1,609,654	45,381
	8,530,939	2,191,709
Distressed loans	1,705	1,866
	$8,532,644	$2,193,575
Loans held for investment pledged to secure:
Asset-backed financings at fair value (1)	$8,530,939	$2,191,709
Assets sold under agreements to repurchase	—	160
	$8,530,939	$2,191,869

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the Company holds a portion of the securities issued by the VIEs. At December 31, 2025 and December 31, 2024, $648.2 million and $130.8 million, respectively, of such retained securities were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer strip assets and liabilities are summarized below:

	December 31, 2025	December 31, 2024
	(in thousands)
Derivative assets with nonaffiliates	$49,696	$56,840
Derivative assets with PennyMac Financial Services, Inc.	$6,247	$—

Derivative liabilities with nonaffiliates	$933	$3,291
Credit risk transfer strip liabilities	5,999	4,060
	$6,932	$7,351
Derivative liabilities with PennyMac Financial Services, Inc.	$2,257	$—

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer liabilities at fair value and related margin deposits on the consolidated balance sheets:

	December 31, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Nonaffiliates:
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	3,250,000	$1,289	$—	500,000	$156	$—
Put options on interest rate futures purchase contracts	2,500,000	4,109	—	1,690,000	6,372	—
Forward purchase contracts	3,703,628	4,113	158	1,154,515	614	6,336
Forward sale contracts	7,933,760	2,381	17,340	7,080,982	54,056	1,753
MBS put options	—	—	—	450,000	2,114	—
Bond futures	1,896,100	—	—	1,713,000	—	—
Swap futures	751,200	—	—	951,200	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	455,682	32,659	—	4,961,644	29,377	—
Interest rate lock commitments	—	—	—	1,166,566	3,562	3,118
Total derivative instruments before netting		44,551	17,498		96,251	11,207
Netting		5,145	(16,565)		(39,411)	(7,916)
		$49,696	$933		$56,840	$3,291
PennyMac Financial Services, Inc.:
Interest rate lock commitments not subject to master netting arrangements	1,207,859	4,605	2,257	—	—	—
Forward purchase contract subject to master netting arrangement	250,638	1,784	142	—	—	—
Total derivatives before netting		6,389	2,399	—	—	—
Netting		(142)	(142)	—	—	—
		$6,247	$2,257		$—	$—
Margin deposits placed with (received from) derivative counterparties included in derivative balances above, net		$21,710			$(31,497)
Derivative assets pledged to secure:
Assets Sold Under Agreements to Repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$32,659			$29,377

(1)
Notional amounts provide an indication of the volume of the Company’s derivative activities.
(2)
All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of December 31, 2025 and December 31, 2024, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT derivatives	$32,659	$—	$—	$32,659	$29,377	$—	$—	$29,377
Interest rate lock commitments:
Nonaffiliates	—	—	—	—	3,562	—	—	3,562
PennyMac Financial Services, Inc.	4,605	—	—	4,605	—	—	—	—
RJ O’Brien & Associates, LLC	5,398	—	—	5,398	6,528	—	—	6,528
Bank of America, N.A.	4,745	—	—	4,745	3,150	—	—	3,150
Morgan Stanley & Co. LLC	3,500	—	—	3,500	9,303	—	—	9,303
PennyMac Financial Services, Inc.	1,642	—	—	1,642	—	—	—	—
Goldman Sachs & Co. LLC	950	—	—	950	251	—	—	251
Wells Fargo Securities, LLC	603	—	—	603	895	—	—	895
Mizuho Financial Group	442	—	—	442	—	—	—	—
BNP Paribas	236	—	—	236	—	—	—	—
Citigroup Global Markets Inc.	217	—	—	217	712	—	—	712
Ellington Management	198	—	—	198	—	—	—	—
Metro Life Ins Co	151	—	—	151	—	—	—	—
Nomura	137	—	—	137	—	—	—	—
Barclays Capital Inc.	103	—	—	103	12	—	—	12
J.P. Morgan Securities LLC	102	—	—	102	1,237	—	—	1,237
Other	255	—	—	255	1,813	—	—	1,813
	$55,943	$—	$—	$55,943	$56,840	$—	$—	$56,840

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

	December 31, 2025				December 31, 2024
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Interest rate lock commitments:
Nonaffiliates	$—	$—	$—	$—	$3,118	$—	$—	$3,118
PennyMac Financial Services, Inc.	2,257	—	—	2,257	—	—	—	—
J.P. Morgan Securities LLC	1,536,038	(1,536,038)	—	—	1,695,007	(1,695,007)	—	—
Atlas Securitized Products, L.P.	1,216,779	(1,216,779)	—	—	609,780	(609,780)	—	—
Bank of America, N.A.	1,074,334	(1,074,334)	—	—	787,883	(787,883)	—	—
Santander US Capital	952,951	(952,933)	—	18	362,196	(362,196)	—	—
Wells Fargo Securities, LLC	782,547	(782,547)	—	—	670,605	(670,605)	—	—
RBC Capital Markets, L.P.	438,781	(438,781)	—	—	353,765	(353,765)	—	—
Barclays Capital Inc.	431,016	(431,016)	—	—	545,678	(545,678)	—	—
Citigroup Global Markets Inc.	397,162	(397,162)	—	—	431,201	(431,201)	—	—
Morgan Stanley & Co. LLC	319,500	(319,500)	—	—	280,561	(280,561)	—	—
Nomura Holdings America, Inc	231,308	(231,308)	—	—	36	—	—	36
Daiwa Capital Markets	195,268	(195,268)	—	—	230,033	(230,033)	—	—
Goldman Sachs & Co. LLC	151,274	(151,274)	—	—	311,997	(311,997)	—	—
Bank of Montreal	160,388	(160,324)	—	64	72,859	(72,859)	—	—
Mizuho Financial Group	81,701	(81,701)	—	—	98,196	(98,121)	—	75
BNP Paribas	54,191	(54,191)	—	—	59,729	(59,729)	—	—
Other	851	—	—	851	62	—	—	62
	$8,026,346	$(8,023,156)	$—	$3,190	$6,512,706	$(6,509,415)	$—	$3,291

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statements of income line	2025	2024	2023
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale (1)	$1,904	$(7,089)	$8,010
CRT derivatives	Net gains on investments and financings	$14,336	$27,020	$56,544
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale	$(90,108)	$19,896	$4,636
Mortgage servicing rights	Net loan servicing fees	$(172,931)	$(226,608)	$(92,775)
Assets sold under agreements to repurchase	Net gains on investments and financings	$—	$20,098	$(83,201)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$3,867,394	$3,919,107	$4,012,737
MSRs resulting from loan sales	190,141	219,001	292,527
Purchases	—	29,429	16,258
Transfers to Agency of mortgage servicing rights relating to delinquent loans	876	561	(472)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities and interest receivable	—	(130,295)	(105,096)
Changes in fair value:
Due to changes in inputs used in valuation model (1)	(33,846)	217,182	87,811
Other changes in fair value (2)	(379,863)	(387,591)	(384,658)
	(413,709)	(170,409)	(296,847)
Balance at end of year	$3,644,702	$3,867,394	$3,919,107

	December 31, 2025	December 31, 2024
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,582,211	$3,807,065

(1)
Primarily reflects changes in prepayment speed, pricing spread or OAS, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Contractually specified servicing fees	$608,025	$644,642	$659,438
Ancillary and other fees:
Late charges	4,244	4,056	3,352
Other	13,186	10,666	13,656
	17,430	14,722	17,008
	$625,455	$659,364	$676,446
Average UPB of underlying loans	$221,436,947	$228,705,758	$231,203,032

Note 13— Other Assets

Other assets are summarized below:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Margin deposits	$221,310	$346,241
Interest receivable	72,684	38,661
Servicing fees receivable	9,586	10,820
Correspondent lending receivables	7,083	3,930
Other receivables	25,458	16,706
Real estate acquired in settlement of loans	1,421	2,464
Other	36,042	19,399
	$373,584	$438,221
Real estate acquired in settlement of loans pledged to secure Assets sold under agreements to repurchase	$—	$527

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of December 31, 2025.

Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Weighted average interest rate (1)	5.10%	5.94%	5.91%
Average balance	$6,776,255	$5,478,037	$6,306,627
Total interest expense	$352,660	$331,800	$378,367
Maximum daily amount outstanding	$9,009,673	$7,865,435	$9,460,676

(1)
Excludes the effect of amortization of debt issuance costs and non-utilization fees of $7.1 million, $6.4 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,023,156	$6,509,415
Unamortized debt issuance costs	(4,555)	(8,477)
	$8,018,601	$6,500,938
Weighted average interest rate	4.71%	5.37%
Available borrowing capacity (1):
Committed	$595,085	$565,488
Uncommitted	5,032,598	4,559,239
	$5,627,683	$5,124,727
Margin deposits placed with counterparties included in Other assets, net	$174,598	$296,922
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$4,452,859	$4,063,706
Loans held for sale at fair value	$2,676,700	$2,075,473
Loans held for investment at fair value:
Securities retained in asset-backed financings	$648,159	$130,839
Distressed	$—	$160
Credit risk transfer arrangements:
Derivative assets	$12,622	$—
Deposits securing credit risk transfer arrangements	$176,694	$199,965
Mortgage servicing rights at fair value (2)	$1,765,572	$1,906,043
Servicing advances (3)	$44,653	$50,333
Real estate acquired in settlement of loans	$—	$527

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
(3)
Beneficial interests in Fannie Mae servicing advances are pledged to secure Assets sold under agreements to repurchase.

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2025 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$2,360,165
Over 30 to 90 days	5,207,433
Over 90 days to 180 days	—
Over 180 days to 1 year	39,539
Over 1 year to 2 years	416,019
$8,023,156
Weighted average maturity (in months)	2.3

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2025:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$466,207	February 15, 2026	December 10, 2027
Bank of America, N.A.	$63,914	January 5, 2026	February 17, 2027
Santander US Capital	$31,295	April 10, 2026	April 10, 2026
Morgan Stanley & Co. LLC	$48,663	February 21, 2026	September 26, 2027
Citibank, N.A.	$57,419	February 22, 2026	August 7, 2026
Nomura Holdings America, Inc.	$61,526	January 5, 2026	January 5, 2026
Goldman Sachs & Co. LLC	$44,766	March 6, 2026	May 7, 2026
JPMorgan Chase & Co.	$5,151	February 16, 2026	June 28, 2026
RBC Capital Markets, L.P.	$26,024	March 16, 2026	October 23, 2026
Wells Fargo Securities, LLC	$8,740	February 15, 2026	March 19, 2027
Barclays Capital Inc.	$7,407	March 4, 2026	March 6, 2026
BNP Paribas	$5,207	February 12, 2026	June 17, 2026

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Bank of America, N.A.	$25,023	February 8, 2026
Santander US Capital	$39,385	January 26, 2026
Citibank, N.A.	$7,309	January 20, 2026
Goldman Sachs & Co. LLC	$11,540	January 15, 2026
JPMorgan Chase & Co.	$50,409	January 31, 2026
Wells Fargo Securities, LLC	$24,014	January 31, 2026
Barclays Capital Inc.	$12,815	January 22, 2026
Bank of Montreal	$9,886	February 7, 2026
Daiwa Capital Markets America Inc.	$5,374	February 5, 2026
Mizuho Financial Group	$4,168	January 24, 2026

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Morgan Stanley & Co. LLC	$17,502	January 28, 2026
RBC Capital Markets, L.P.	$25,105	March 25, 2026

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Average balance	$4,937	$17,852	$19,079
Weighted average interest rate (1)	5.71%	6.54%	6.50%
Total interest expense	$407	$1,292	$1,365
Maximum daily amount outstanding	$49,266	$78,068	$90,565

(1)
Excludes the effect of amortization of debt issuance costs of $125,000 for each of the years ended December 31, 2025, 2024 and 2023.

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$136,771	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	211,543	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	260,589	3.50%	March 1, 2027
			$608,903

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finances MSRs relating to loans serviced for Fannie Mae guaranteed securities owned by PMC and the related excess servicing spread ("ESS") owned by PennyMac Holdings, LLC (“PMH”), another subsidiary of PMT, through a combination of repurchase agreements and term financing.

The repurchase agreement financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes (a Series 2017-VF1 Note, a Series 2024-VF1 Note, a Series 2024-VF2 Note, and a Series 2025-VF1 Note, together the "FMSR VFNs") by the Issuer Trusts to PMC and PMH in exchange for participation certificates for MSRs and ESS. The FMSR VFNs are then sold by PMC and PMH to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the FMSR VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The FMSR VFNs have a combined committed borrowing capacity of $1.1 billion under two-year repurchase agreement facilities.

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
(2)
The indentures relating to these issuances provide the Company with the option of extending the maturity dates of the FTL-1 Term Loans and FT-1 Term Notes under conditions specified in the respective agreements.

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

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Average balance	$2,598,600	$2,883,379	$2,969,174
Weighted average interest rate (1)	7.59%	8.67%	8.42%
Total interest expense	$205,517	$261,008	$257,601

(1)
Excludes the effect of amortization of debt issuance costs of $8.4 million, $11.0 million and $7.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$608,903	$710,329
Fannie Mae mortgage servicing rights financing	725,000	1,075,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	927,943	1,153,486
	2,261,846	2,938,815
Unamortized debt issuance costs	(3,718)	(9,025)
	$2,258,128	$2,929,790
Weighted average interest rate	6.91%	7.60%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,582,211	$3,807,065
Servicing advances (1)	$33,777	$39,063
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$832,640	$910,743
Derivative assets	$20,037	$29,377

(1)
Beneficial interests in Freddie Mac MSRs and related servicing advances are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

The exchangeable senior notes are summarized below:

Initial issuance date	Unpaid principal balance	Annual interest rate	Exchange rates (1)	Maturity date (2)
	(in thousands)
May 24, 2024 (3)	$366,500	8.50%	63.3332	June 1, 2029
March 5, 2021	345,000	5.50%	46.1063	March 15, 2026
	$711,500

(1)
Common Shares per $1,000 principal amount.
(2)
Unless repurchased or exchanged in accordance with their terms before such date.
(3)
Balance includes $16.5 million issued on June 4, 2024, $75 million issued on December 15, 2025 and $75 million issued on December 22, 2025.

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

The exchangeable senior notes are fully and unconditionally guaranteed by the Company.

Senior Notes

The senior notes are summarized below:

Issuance date	Unpaid principal balance	Annual interest rate spread	Maturity date	Redemption date (1)
	(in thousands)
June 2025	$105,000	9.00%	June 15, 2030	June 15, 2027
February 2025	172,500	9.00%	February 15, 2030	February 15, 2027
September 2023	53,500	8.50%	September 30, 2028	September 30, 2025
	$331,000

(1)
Redemptions may be made on or after the date indicated.

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

Following is financial information relating to the unsecured senior notes:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Average balance	$832,644	$704,279	$561,877
Weighted average interest rate (1)	7.37%	6.24%	5.65%
Interest expense	$66,071	$48,000	$34,969

(1)
Excludes the effect of amortization of debt issuance costs of $4.7 million, $4.1 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31, 2025	December 31, 2024
	(in thousands)
Carrying value:
Unpaid principal balance
Exchangeable senior notes	$711,500	$561,500
Senior notes	331,000	53,500
	1,042,500	615,000
Unamortized debt issuance costs	(14,200)	(9,140)
	$1,028,300	$605,860

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Year ended December 31,
	2025	2024	2023
	(dollars in thousands)
Average balance	$4,456,128	$1,612,065	$1,354,803
Weighted average interest rate (1)	5.34%	3.23%	3.73%
Total interest expense	$226,918	$55,763	$49,988

(1)
Excludes the effect of (amortization) accrual of (premiums) debt issuance costs of $(11.0) million, $3.7 million and $(496,000) for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Fair value	$7,789,303	$2,040,375
Unpaid principal balance	$7,763,364	$2,269,742
Weighted average interest rate	6.03%	3.22%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Year ending December 31,
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,261,846	$927,943	$827,132	$506,771	$—	$—	$—
Unsecured senior notes	1,042,500	345,000	—	53,500	366,500	277,500	—
Interest-only security payable at fair value (2)	37,650	—	—	—	—	—	37,650
Asset-backed financings at fair value (2)	7,763,364	—	—	—	—	—	7,763,364
Total	$11,105,360	$1,272,943	$827,132	$560,271	$366,500	$277,500	$7,801,014

(1)
Based on stated maturities. As discussed above, certain of the Notes payable secured by credit risk and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Balance, beginning of year	$6,886	$26,143	$39,471
Provision for losses:
Pursuant to loan sales	1,070	1,246	2,449
Reduction in liability due to change in estimate	(2,193)	(20,269)	(15,228)
Losses incurred	(479)	(234)	(549)
Balance, end of year	$5,284	$6,886	$26,143
UPB of loans subject to representations and warranties at end of year	$214,182,746	$222,063,618	$227,456,712

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2025
(in thousands)
Commitments to purchase loans held for sale from PLS	$1,207,859

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

On August 20, 2024, the Company filed a Motion to Dismiss that was denied by the District Court in an order dated February 26, 2025. The Company responded by filing a motion to certify the order denying the motion for interlocutory appeal, and on May 5, 2025, the District Court issued an Order Granting Certification for Interlocutory Appeal and Staying Action. The Company subsequently petitioned the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for permission to appeal, and that petition was granted by the Ninth Circuit in an order dated July 17, 2025. The appeal is fully briefed and remains pending.

At this time, the Company does not believe that a loss related to this matter is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or range of losses are the novelty of the legal theories under California’s Unfair Competition Law, the various claims for relief, including injunctive relief, and the early stage of the proceedings and uncertainty of the outcome. Accordingly, no accrual has been recorded in the Company’s consolidated financial statements for this matter. While no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter.

Pursuant to the terms of the Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and between the Company and PCM, the Company has assumed the defense of PCM in the Verthelyi Action.

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, year ended December 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2025	2024	2023
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$2.03	$2.03	$2.03
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$2.00	$2.00	$2.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$1.68	$1.68	$1.68
		22,400	$560,000	$18,518	$541,482

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the year ended December 31, 2025.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of December 31, 2025, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees and $73.4 million available for further share repurchases.

The Company made no share repurchases during the year ended December 31, 2025, or 2024 and has made cumulative repurchases under the Common Share repurchase program totaling $427.2 million, which includes $582,000 of transaction fees.

Note 19— Net Gains on Investments and Financings

Net gains on investments and financings are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Mortgage-backed securities	$148,344	$(80,838)	$74,984
Loans held for investment	112,838	15,516	17,439
CRT arrangements	48,370	113,670	182,555
Asset-backed financings	(96,439)	(7,396)	(13,678)
Hedging derivatives	—	20,098	(83,201)
	$213,113	$61,050	$178,099

Note 20— Net Gains on Loans Held for Sale

Net gains on loans held for sale are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(43,149)	$(198,613)	$(278,128)
Hedging activities	(119,478)	(45,445)	62,081
	(162,627)	(244,058)	(216,047)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	190,141	219,001	292,527
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(1,070)	(1,246)	(2,449)
Reduction of liability due to change in estimate	2,193	20,269	15,228
	1,123	19,023	12,779
Changes in fair value of loans and derivatives
Interest rate lock commitments	1,904	(7,089)	8,010
Loans	(12,881)	12,837	(7,129)
Hedging derivatives	29,370	65,341	(57,445)
	18,393	71,089	(56,564)
	209,657	309,113	248,742
Total from nonaffiliates	47,030	65,055	32,695
From PFSI ‒ cash gains	5,164	8,069	7,162
	$52,194	$73,124	$39,857

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Interest income:
Cash and short-term investments	$22,008	$29,323	$25,046
Mortgage-backed securities	247,783	237,758	248,713
Loans held for sale	141,707	83,326	93,988
Loans held for investment	242,721	58,715	56,874
Deposits securing CRT arrangements	44,269	59,304	62,713
Placement fees relating to custodial funds	148,890	163,891	149,484
Other	3,534	2,946	3,089
	850,912	635,263	639,907
Interest expense:
Assets sold under agreements to repurchase	352,660	331,800	378,367
Mortgage loan participation purchase and sale agreements	407	1,292	1,365
Notes payable secured by credit risk transfer and mortgage servicing assets	205,517	261,008	257,601
Unsecured senior notes	66,071	48,000	34,969
Asset-backed financings	226,918	55,763	49,988
Interest shortfall on repayments of loans serviced for Agency securitizations	10,303	7,144	5,477
Interest on loan impound deposits	6,946	7,099	6,353
Other	1,572	2,553	1,848
	870,394	714,659	735,968
	$(19,482)	$(79,396)	$(96,061)

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Grants:
Restricted share units	199	182	172
Performance share units	168	140	166
	367	322	338
Grant date fair value:
Restricted share units	$2,815	$2,605	$2,212
Performance share units	2,365	2,007	2,088
	$5,180	$4,612	$4,300
Vestings:
Restricted share units	144	164	140
Performance share units (1)	91	203	48
	235	367	188
Forfeitures:
Restricted share units	—	33	6
Performance share units	—	41	—
	—	74	6
Compensation expense relating to share-based grants	$3,865	$3,479	$5,205

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the year ended December 31, 2025 was approximately 89% of the 103,081 originally granted performance-based RSUs.

	December 31, 2025
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	291	279
Grant date average fair value per unit	$14.06	$14.05
Average remaining vesting (in months)	9	9

Note 23—Income Taxes

The Company’s effective tax rate was (36.3)% for the year ended December 31, 2025 and (12.9)% for the year ended December 31, 2024. The Company’s TRS recognized a tax benefit of $34.6 million on a pretax loss of $197.1 million while the Company’s consolidated pretax income was $93.8 million for the year ended December 31, 2025. For 2024, the TRS recognized a tax benefit of $18.6 million on pretax loss of $57.9 million while the Company’s reported consolidated pretax income was $142.6 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Subject to certain limitations, domestic non-corporate shareholders may be allowed a 20% deduction from taxable income for ordinary REIT dividends.

The following table summarizes the approximate tax characterization of distributions to shareholders for 2025, 2024 and 2023. Distributions included in the table below are based on the tax year to which the distribution is attributed to shareholders in accordance with rules promulgated under the Internal Revenue Code:

Year ended December 31,	Ordinary income	Qualified dividend income	Long term capital gain	Return of capital	Sec. 199A dividend
Common Shares
2025	100%	—%	—%	—%	100%
2024	100%	27%	—%	—%	73%
2023	19%	19%	—%	81%	—%
Preferred Shares (Classes A, B and C)
2025	100%	—%	—%	—%	100%
2024	100%	27%	—%	—%	73%
2023	100%	100%	—%	—%	—%

The Company has elected to treat its subsidiary, PMC, as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. The TRS did not make any dividend distributions to the Company in 2025. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the consolidated statements of operations.

The following table details the Company’s (benefit from) provision for income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Current expense:
Federal	$—	$1,051	$6
State	5,204	—	—
Total current expense	5,204	1,051	6
Deferred (benefit) expense:
Federal	(42,828)	(16,898)	32,391
State	3,570	(2,489)	12,344
Total deferred (benefit) expense	(39,258)	(19,387)	44,735
Total (benefit from) provision for income taxes	$(34,054)	$(18,336)	$44,741

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective income tax rate:

	Year ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$19,702	21.0%	$29,956	21.0%	$51,323	21.0%
State and local income taxes, net of federal income tax effect (1)	7,163	7.6%	(6,169)	(4.3)%	9,341	3.8%
Nontaxable or Nondeductible Items:
Effect of non-taxable REIT (income) loss	(61,098)	(65.1)%	(42,110)	(29.5)%	(18,778)	(7.7)%
Convertible debt adjustment	411	0.4%	186	0.1%	2,444	1.0%
Other	(232)	(0.2)%	(199)	(0.2)%	411	0.2%
Effective income tax rate	$(34,054)	(36.3)%	$(18,336)	(12.9)%	$44,741	18.3%

(1)
The States that contribute to the majority (greater than 50%) of the tax effect in this category include California, Florida, New York and New Jersey for 2025 and 2023 and California, Florida, Maryland, New York, New Jersey and Pennsylvania for 2024.

The Company’s components of the (benefit from) provision for deferred income taxes are as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Net operating loss carryforward	$(33,044)	$16,801	$3,199
Mortgage servicing rights	(12,832)	(42,893)	22,924
Excess interest expense disallowance	9,010	2,675	15,114
Liability for losses under representations and warranties	331	4,760	3,108
Real estate valuation loss	52	(31)	107
Other	(2,775)	(699)	283
Total (benefit from) provision for deferred income taxes	$(39,258)	$(19,387)	$44,735

Income taxes paid are summarized below:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
US Federal	$—	$3,900	$3,900
US State and Local:
Maryland	715	837	1,352
California	660	1,298	50
Alabama	335	243	267
New York	224	548	266
Oregon	171	172	96
Other	226	808	586
	2,331	3,906	2,617
Total income taxes paid	$2,331	$7,806	$6,517

The components of income taxes payable are as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Taxes currently receivable	$(12,211)	$(15,085)
Deferred income taxes payable	139,687	178,946
Income taxes payable	$127,476	$163,861

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$134,897	$101,853
Excess interest expense disallowance	30,819	39,829
Liability for losses under representations and warranties	1,353	1,684
REO valuation loss	50	102
Other	2,385	598
Gross deferred tax assets	169,504	144,066
Valuation allowance	—	—
Deferred tax assets after valuation allowance	169,504	144,066
Deferred income tax liabilities:
Mortgage servicing rights	309,191	322,023
Other	—	989
Gross deferred tax liabilities	309,191	323,012
Net deferred income tax liability	$139,687	$178,946

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $511.2 million and $384.3 million at December 31, 2025 and December 31, 2024, respectively. Losses that occurred prior to 2018 expire between 2033 and 2036. Net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely but their use is limited to 80% of taxable income for tax years beginning after December 31, 2020.

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

At December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2025 and December 31, 2024.

The Company files U.S. federal and state income tax returns for both the REIT and the TRS. These federal income tax returns for 2022 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2021 and forward.

Note 24—Earnings Per Common Share

The Company determines earnings per Common Share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are certain grants of restricted share units that provide the recipients the nonforfeitable right receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

Basic earnings per share is determined by dividing net income available to common shareholders (net income reduced by preferred dividends and income attributable to the participating securities) by the weighted average Common Shares outstanding during the period.

Diluted earnings per share is determined by dividing net income by the weighted average number of Common Shares and dilutive securities. The Company’s potentially dilutive securities are share-based compensation awards and the exchangeable senior notes described in Note 15— Long-Term Debt. The number of dilutive securities included in diluted earnings per share is calculated using either the treasury stock or if-converted method (whichever is most dilutive) for share-based compensation awards and the if-converted method for the exchangeable senior notes. The number of potentially dilutive securities relating to the exchangeable senior notes is calculated based on the exchange obligation in excess of the principal amount of the exchangeable senior notes as described in Note 15— Long-Term Debt.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2025	2024	2023
	(in thousands except per share amounts)
Net income	$127,872	$160,984	$199,654
Dividends on preferred shares	(41,819)	(41,819)	(41,819)
Effect of participating securities—share-based compensation awards	(148)	(417)	(454)
Net income attributable to common shareholders	$85,905	$118,748	$157,381
Interest on exchangeable senior notes, net of income taxes	—	—	25,055
Loss attributable to participating securities	—	—	(44)
Diluted net income attributable to common shareholders	$85,905	$118,748	$182,392
Weighted average basic and diluted shares outstanding	86,988	86,815	87,372
Dilutive securities—Shares issuable pursuant to exchange of the exchangeable senior notes	—	—	24,328
Diluted weighted average shares outstanding	86,988	86,815	111,700
Basic earnings per share	$0.99	$1.37	$1.80
Diluted earnings per share	$0.99	$1.37	$1.63

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Shares issuable under share-based compensation plan	349	204	180

Note 25—Segments

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

Financial highlights by segment are summarized below:

Year ended December 31, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Correspondent production	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$(1,321)	$149,665	$—	$148,344	$—	$148,344
Loans held for investment	15,124	1,275	—	16,399	—	16,399
Credit risk transfer arrangements	48,370	—	—	48,370	—	48,370
	62,173	150,940	—	213,113	—	213,113
Net gains on loans held for sale	—	—	52,194	52,194	—	52,194
Net loan servicing fees	—	48,932	—	48,932	—	48,932
Net interest expense:
Interest income	78,978	620,230	141,584	840,792	10,120	850,912
Interest expense	75,444	670,458	119,144	865,046	5,348	870,394
	3,534	(50,228)	22,440	(24,254)	4,772	(19,482)
Other	(64)	—	12,768	12,704	—	12,704
	65,643	149,644	87,402	302,689	4,772	307,461
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	6	84,426	—	84,432	—	84,432
Management fees	—	—	—	—	27,649	27,649
Loan fulfillment fees	—	—	23,804	23,804	—	23,804
Professional services	—	—	28,508	28,508	9,266	37,774
Compensation	—	—	—	—	11,886	11,886
Loan collection and liquidation	89	8,196	—	8,285	—	8,285
Safekeeping	—	4,308	322	4,630	—	4,630
Loan origination	—	—	2,278	2,278	—	2,278
Other (2)	345	2,261	411	3,017	9,888	12,905
	440	99,191	55,323	154,954	58,689	213,643
Pretax income (loss)	$65,203	$50,453	$32,079	$147,735	$(53,917)	$93,818
Total assets at end of year	$1,604,694	$16,512,045	$2,767,400	$20,884,139	$462,743	$21,346,882

(1)
All income from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Year ended December 31, 2024	Credit sensitive strategies	Interest rate sensitive strategies	Correspondent production	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$6,964	$(67,704)	$—	$(60,740)	$—	$(60,740)
Loans held for investment	3,726	4,394	—	8,120	—	8,120
Credit risk transfer arrangements	113,670	—	—	113,670	—	113,670
	124,360	(63,310)	—	61,050	—	61,050
Net gains on loans held for sale	—	—	73,124	73,124	—	73,124
Net loan servicing fees	—	264,540	—	264,540	—	264,540
Net interest expense:
Interest income	89,635	450,070	83,129	622,834	12,429	635,263
Interest expense	89,883	538,995	81,072	709,950	4,709	714,659
	(248)	(88,925)	2,057	(87,116)	7,720	(79,396)
Other	(437)	—	15,313	14,876	—	14,876
	123,675	112,305	90,494	326,474	7,720	334,194
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	79	83,173	—	83,252	—	83,252
Management fees	—	—	—	—	28,623	28,623
Loan fulfillment fees	—	—	26,291	26,291	—	26,291
Professional services	—	—	3,508	3,508	9,271	12,779
Compensation	—	—	—	—	5,608	5,608
Loan collection and liquidation	376	6,458	—	6,834	—	6,834
Safekeeping	—	4,017	386	4,403	—	4,403
Loan origination	—	—	3,328	3,328	—	3,328
Other (2)	108	3,069	—	3,177	17,251	20,428
	563	96,717	33,513	130,793	60,753	191,546
Pretax income (loss)	$123,112	$15,588	$56,981	$195,681	$(53,033)	$142,648
Total assets at end of year	$1,474,751	$10,322,044	$2,170,638	$13,967,433	$441,273	$14,408,706

(1)
All income from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Year ended December 31, 2023	Credit sensitive strategies	Interest rate sensitive strategies	Correspondent production	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net gains on investments and financings
Mortgage-backed securities	$35,625	$(43,842)	$—	$(8,217)	$—	$(8,217)
Loans held for investment	2,597	1,164	—	3,761	—	3,761
Credit risk transfer arrangements	182,555	—	—	182,555	—	182,555
	220,777	(42,678)	—	178,099	—	178,099
Net gains on loans held for sale	—	—	39,857	39,857	—	39,857
Net loan servicing fees	—	288,608	—	288,608	—	288,608
Net interest expense:
Interest income	98,996	436,021	93,733	628,750	11,157	639,907
Interest expense	86,963	549,010	96,054	732,027	3,941	735,968
	12,033	(112,989)	(2,321)	(103,277)	7,216	(96,061)
Other	(186)	—	18,703	18,517	—	18,517
	232,624	132,941	56,239	421,804	7,216	429,020
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	166	81,180	—	81,346	—	81,346
Management fees	—	—	—	—	28,762	28,762
Loan fulfillment fees	—	—	27,827	27,827	—	27,827
Professional services	—	—	—	—	7,621	7,621
Compensation	—	—	—	—	7,106	7,106
Loan collection and liquidation	1,743	2,819	—	4,562	—	4,562
Safekeeping	—	3,240	526	3,766	—	3,766
Loan origination	—	—	4,601	4,601	1	4,602
Other (2)	411	1,109	—	1,520	17,513	19,033
	2,320	88,348	32,954	123,622	61,003	184,625
Pretax income (loss)	$230,304	$44,593	$23,285	$298,182	$(53,787)	$244,395
Total assets at end of year	$1,632,431	$10,281,904	$788,771	$12,703,106	$410,781	$13,113,887

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

The Agencies’ capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
December 31, 2025	$682,481	$569,435	9%	6%	$514,626	$211,818
December 31, 2024	$876,324	$579,383	12%	6%	$564,311	$215,801

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

Note 27—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth as summarized below:

	December 31, 2025
Company consolidated	Debt covenant requirement	Actual balance (1)
	(in thousands)
PennyMac Mortgage Investment Trust	$1,250,000	$1,885,799
PennyMac Operating Partnership, L.P.	$1,250,000	$2,248,567
PennyMac Holdings, LLC	$250,000	$1,250,979
PennyMac Corp.	$300,000	$759,908

(1)
Calculated in accordance with the lenders’ requirements.

The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

Following are condensed parent-only financial statements for the Company:

	December 31,
	2025	2024
	(in thousands)
Assets
Cash	$808	$845
Investments in subsidiaries	2,250,348	2,265,779
Due from subsidiaries	846	608
Other assets	879	844
Total assets	$2,252,881	$2,268,076

Liabilities
Capital notes due to subsidiaries	$1,021	$228,280
Unsecured senior notes	320,492	51,538
Dividends payable	35,394	34,838
Accounts payable and accrued liabilities	2,336	—
Due to affiliates	508	503
Due to subsidiaries	105	3,582
Total liabilities	359,856	318,741
Shareholders' Equity	1,893,025	1,949,335
Total liabilities and shareholders' equity	$2,252,881	$2,268,076

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Income
Dividends from subsidiaries	$170,525	$180,695	$182,043
Interest income
from nonaffiliates	107	64	—
from affiliate	463	99	54
Total income	171,095	180,858	182,097
Expenses
Interest expense:
To nonaffiliates	25,262	5,018	1,355
To affiliates	4,740	20,908	22,829
Other	—	2	13
Total expenses	30,002	25,928	24,197
Income before provision for income taxes and distribution in excess of earnings	141,093	154,930	157,900
Provision for income taxes	—	—	6
Income before equity in undistributed earnings of subsidiaries	141,093	154,930	157,894
Equity in (distributions in excess of equity in earnings of subsidiaries) undistributed earnings of subsidiaries	(18,362)	5,266	32,591
Net income	$122,731	$160,196	$190,485

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash flows from operating activities:
Net income	$122,731	$160,196	$190,485
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions in excess of earnings of subsidiaries (equity in undistributed earnings of subsidiaries)	18,362	(5,265)	(32,591)
Amortization of debt issuance costs	1,707	471	110
Decrease in due from subsidiaries	696	357	638
(Increase) decrease in other assets	(35)	2	58
Decrease (increase) in accounts payable and accrued liabilities	2,336	(19)	(323)
Decrease (increase) in due to affiliate	5	558	(335)
(Increase) decrease in due to subsidiaries	(3,514)	1,805	191
Net cash provided by operating activities	142,288	158,105	158,233
Cash flows from investing activities:
Net decrease (increase) in short-term investments	—	603	(96)
Net cash provided by (used in) investing activities	—	603	(96)
Cash flows from financing activities:
Issuance of unsecured senior notes	277,500	—	53,500
Payment of debt issuance costs	(10,253)	(48)	(2,495)
(Increase) decrease in intercompany unsecured note payable	(227,259)	25,150	2,350
Payment of withholding taxes related to share-based compensation	(1,127)	(1,846)	(567)
Payment of dividends to preferred shareholders	(41,819)	(41,819)	(41,818)
Payment of dividends to common shareholders	(139,367)	(139,300)	(140,617)
Repurchase of Common Shares	—	—	(28,490)
Net cash used in financing activities	(142,325)	(157,863)	(158,137)
Net change in cash	(37)	845	—
Cash at beginning of year	845	—	—
Cash at end of year	$808	$845	$—

Non-cash investing activities:
Investment in subsidiary pursuant to share based compensation plan	$3,864	$3,476	$5,204
Non-cash financing activities:
Contribution of equity to subsidiary pursuant to share based compensation plan	$3,864	$3,476	$5,204
Dividends payable	$35,431	$34,838	$34,750

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

Dated: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector
David A. Spector	Chairman and Chief Executive Officer	February 18, 2026
(Principal Executive Officer)

/s/ Daniel S. Perotti
Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 18, 2026
(Principal Financial Officer)

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer	February 18, 2026
(Principal Accounting Officer)

/s/ Doug Jones
Doug Jones	Trustee, President and Chief Mortgage Banking Officer	February 18, 2026

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 18, 2026

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 18, 2026

/s/ SiSi Pouraghabagher
SiSi Pouraghabagher	Trustee	February 18, 2026

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 18, 2026

/s/ Renee R Schultz
Renee R Schultz	Trustee	February 18, 2026

/s/ Donna M. Corley
Donna M. Corley	Trustee	February 18, 2026

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 18, 2026

/s/ Catherine A. Lynch
Catherine A. Lynch	Trustee	February 18, 2026