Form 10-Q
period 2026-03-31
PennyMac Mortgage Investment Trust
filed 2026-05-05
CIK 1464423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2026
Common Shares of Beneficial Interest, $0.01 par value	87,202,362

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2026

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

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

•
projections of our revenues, results of operations, earnings per share, capital structure or other financial items;
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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 18, 2026.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•
changes in interest rates;
•
changes in macroeconomic, consumer and real estate market conditions;
•
changes in real estate values, housing prices and housing sales;
•
rising homeownership costs negatively impacting housing affordability;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025
	(in thousands, except share information)
ASSETS
Cash	$213,958	$271,970
Short-term investments at fair value	187,689	190,518
Mortgage-backed securities at fair value pledged to creditors	3,765,539	4,452,859
Loans held for sale at fair value ($2,328,824 and $2,676,700 pledged to creditors, respectively)	2,349,895	2,699,398
Loans held for investment at fair value ($10,866,292 and $8,530,939 pledged to creditors, respectively)	10,867,942	8,532,644
Derivative assets with nonaffiliates ($30,174 and $32,659 pledged to creditors, respectively)	50,766	49,696
Derivative assets with PennyMac Financial Services, Inc.	3,823	6,247
Deposits securing credit risk transfer arrangements pledged to creditors	969,725	1,009,334
Mortgage servicing rights at fair value ($3,560,828 and $3,582,211 pledged to creditors, respectively)	3,623,979	3,644,702
Servicing advances ($67,604 and $78,430 pledged to creditors, respectively)	79,200	96,830
Due from PennyMac Financial Services, Inc.	16,152	19,100
Other	374,024	373,584
Total assets	$22,502,692	$21,346,882
LIABILITIES
Assets sold under agreements to repurchase	$7,300,692	$8,018,601
Notes payable secured by credit risk transfer and mortgage servicing assets	2,396,545	2,258,128
Unsecured senior notes	684,506	1,028,300
Interest-only security payable at fair value	34,232	37,650
Asset-backed financings of variable interest entities at fair value	9,903,515	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates at fair value	21,329	6,932
Derivative liabilities with PennyMac Financial Services, Inc.	5,886	2,257
Accounts payable and accrued liabilities	137,102	168,498
Due to PennyMac Financial Services, Inc.	17,500	17,122
Income taxes payable	129,677	127,476
Liability for losses under representations and warranties	5,152	5,284
Total liabilities	20,636,136	19,459,551

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,191,663 and 87,016,604 shares, respectively	872	870
Additional paid-in capital	1,927,759	1,927,804
Accumulated deficit	(603,557)	(582,825)
Total shareholders’ equity	1,866,556	1,887,331
Total liabilities and shareholders’ equity	$22,502,692	$21,346,882

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	March 31,	December 31,
	2026	2025
	(in thousands)
ASSETS
Loans held for investment at fair value	$10,866,292	$8,530,939
Derivative assets	30,174	32,659
Deposits securing credit risk transfer arrangements	969,725	1,009,334
Other—interest receivable	39,444	35,675
	$11,905,635	$9,608,607
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$9,903,515	$7,789,303
Interest-only security payable at fair value	34,232	37,650
Derivative and credit risk transfer strip liabilities at fair value	4,062	5,999
Accounts payable and accrued liabilities—interest payable	39,444	35,675
	$9,981,253	$7,868,627

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended March 31,
	2026	2025
	(in thousands, except earnings per common share)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$147,592	$152,199
Other	3,367	3,917
	150,959	156,116
Change in fair value of mortgage servicing rights	(61,299)	(144,590)
Mortgage servicing rights hedging results	(11,881)	(39,944)
	77,779	(28,418)
From PennyMac Financial Services, Inc.	5,807	1,208
Net loan servicing fees	83,586	(27,210)
Net gains on loans held for sale at fair value:
From nonaffiliates	22,910	10,329
From PennyMac Financial Services, Inc.	—	2,015
Net gains on loans held for sale at fair value	22,910	12,344
Loan origination fees	2,375	3,152
Net (losses) gains on investments and financings	(23,063)	62,313
Net interest expense:
Interest income	276,091	176,091
Interest expense	279,750	182,137
Net interest expense	(3,659)	(6,046)
Results of real estate acquired in settlement of loans	(48)	(141)
Other	33	53
Net investment income	82,134	44,465
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	19,723	21,729
Management fees	6,762	7,012
Loan fulfillment fees	5,737	5,290
Professional services	13,501	6,982
Compensation	2,976	2,970
Loan collection and liquidation	2,124	1,969
Safekeeping	855	1,110
Loan origination	213	686
Other	3,348	3,016
Total expenses	55,239	50,764
Income (loss) before provision for (benefit from) income taxes	26,895	(6,299)
Provision for (benefit from) income taxes	2,279	(15,979)
Net income	24,616	9,680
Dividends on preferred shares of beneficial interest	10,455	10,455
Net income (loss) attributable to common shareholders	$14,161	$(775)
Earnings (loss) per common share
Basic	$0.16	$(0.01)
Diluted	$0.16	$(0.01)
Weighted average common shares outstanding
Basic	87,082	86,907
Diluted	87,082	86,907

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2026
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2025	22,400	$541,482	87,017	$870	$1,927,804	$(582,825)	$1,887,331
Net income	—	—	—	—	—	24,616	24,616
Share-based compensation	—	—	175	2	(45)	—	(43)
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,893)	(34,893)
Balance at March 31, 2026	22,400	$541,482	87,192	$872	$1,927,759	$(603,557)	$1,866,556

	Quarter ended March 31, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	9,680	9,680
Share-based compensation	—	—	150	1	(165)	—	(164)
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,843)	(34,843)
Balance at March 31, 2025	22,400	$541,482	87,011	$870	$1,924,902	$(564,536)	$1,902,718

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$24,616	$9,680
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights	61,299	144,590
Mortgage servicing rights hedging results	11,881	39,944
Net gains on loans held for sale	(22,910)	(12,344)
Net losses (gains) on investments and financings	23,063	(62,313)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans held for investment, and asset-backed financings, net	(3,107)	(10,751)
Amortization of debt issuance costs	4,832	3,919
Results of real estate acquired in settlement of loans	48	141
Share-based compensation expense	1,099	963
Purchase of loans held for sale from nonaffiliates	(453,220)	(23,337,077)
Purchase of loans held for sale from PennyMac Financial Services, Inc.	(4,380,289)	(654,808)
Sale to nonaffiliates and repayment of loans held for sale	2,217,203	2,613,958
Sale of loans held for sale to PennyMac Financial Services, Inc.	—	20,437,666
Repurchase of loans subject to representations and warranties	(3,601)	(4,845)
Decrease in servicing advances	17,604	20,236
Decrease in due from PennyMac Financial Services, Inc.	2,948	860
(Increase) decrease in other assets	(1,965)	266,688
Decrease in accounts payable and accrued liabilities	(31,446)	(33,678)
Increase (decrease) in due to PennyMac Financial Services, Inc.	378	(1,008)
Increase (decrease) in income taxes payable	2,201	(16,088)
Net cash used in operating activities	(2,529,366)	(594,267)
Cash flows from investing activities
Net decrease (increase) in short-term investments	2,829	(100,960)
Purchase of mortgage-backed securities	(4,000)	—
Sale and repayment of mortgage-backed securities	666,313	102,769
Repayment of loans held for investment	523,915	42,282
Net settlement of derivative financial instruments	(1,010)	2,806
Distribution from credit risk transfer arrangements	50,581	35,339
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(295)	(221)
Sale of real estate acquired in settlement of loans	117	46
Decrease (increase) in margin deposits	27,082	(41,833)
Net cash provided by investing activities	1,265,532	40,228

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Quarter ended March 31,
	2026	2025
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	13,713,269	34,797,503
Repurchase of assets sold under agreements to repurchase	(14,432,214)	(35,096,910)
Issuance of mortgage loan participation purchase and sale agreements	—	295,892
Repayment of mortgage loan participation purchase and sale agreements	—	(302,940)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	251,693	—
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(111,939)	(247,977)
Issuance of unsecured senior notes	—	172,500
Repayment of unsecured senior notes	(345,000)	—
Issuance of asset-backed financings of variable interest entities	2,691,462	940,457
Repayment of asset-backed financings of variable interest entities	(511,082)	(41,256)
Payment of debt issuance costs	(3,927)	(6,563)
Payment of dividends to preferred shareholders	(10,455)	(10,455)
Payment of dividends to common shareholders	(34,843)	(34,838)
Payment of vested share-based compensation tax withholdings	(1,142)	(1,127)
Net cash provided by financing activities	1,205,822	464,286
Net decrease in cash	(58,012)	(89,753)
Cash at beginning of quarter	271,970	337,694
Cash at end of quarter	$213,958	$247,941
Supplemental cash flow information
Payments, net:
Income taxes	$78	$109
Interest	$288,606	$220,334
Non-cash investing activities:
Recognition of loans held for investment resulting from initial consolidation of variable interest entities	$2,934,239	$1,049,704
Receipt of mortgage servicing rights as proceeds from sales of loans	$40,281	$47,009
Non-cash financing activities:
Dividends declared, not paid	$34,893	$34,843

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three reportable segments: credit sensitive strategies, interest rate sensitive strategies and aggregation and securitization (formerly referred to as correspondent production). All other activities are included in corporate:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own aggregation and securitization (“CRT arrangements”) and subordinate, residential and credit-linked mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), Agency and senior non-Agency MBS, and collateralized mortgage obligations ("CMOs") and the related interest rate hedging activities.
•
The aggregation and securitization segment represents the Company’s operations purchasing, pooling and reselling or financing newly originated prime credit quality loans either directly or in the form of MBS, using the services of Pennymac Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

The Company sells the loans it acquires through its aggregation and securitization activities primarily to government-sponsored enterprises ("GSEs") such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.” The Company also finances certain of the loans it aggregates through its own securitizations and retains certain senior and subordinate MBS created in the securitizations.

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

Note 2—Basis of Presentation

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

These unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

The Company held no restricted cash during the periods presented. Therefore, the consolidated statements of cash flows do not include references to restricted cash.

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS, CMOs, loans held for investment and MSRs.

The Company is exposed to fair value risk and credit risk. As a result of prevailing market conditions, including changes in market interest rates, the Company may be required to recognize losses associated with adverse changes to the fair value of its investments in MSRs, CRT arrangements, loans and MBS. The Company is exposed to credit losses arising from its investments in CRT arrangements and subordinate MBS.

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

Under the Servicing Agreement, as amended, servicing fees for all subserviced MSRs and loans are established at a per-loan monthly amount based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or Real estate acquired in settlement of loans ("REO") as shown below:

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

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$155	$223
Loans held for investment	516	168
Mortgage servicing rights	19,052	21,338
	$19,723	$21,729
Average investment in loans:
Held for sale	$2,615,661	$1,997,488
Held for investment	$9,695,900	$2,626,335
Average MSR portfolio unpaid principal balance	$214,185,523	$225,515,018

Mortgage servicing rights recapture fees	$5,807	$1,208
Unpaid principal balance of loans recaptured	$550,998	$159,472

Aggregation and Securitization Activities

Mortgage Banking Services Agreement

The Company is provided fulfillment and other services for the operation of its aggregation and securitization activities under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data; documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans; correspondent seller performance and credit monitoring; and the sale of loans through secondary mortgage markets on behalf of the Company.

PLS assumed the role of initial correspondent loan purchaser instead of the Company effective July 1, 2025 and the Company has the right under a mortgage loan purchase agreement to purchase up to 100% of the non-government insured or guaranteed delegated correspondent loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described below. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. As a result of the revised agreement, the sourcing fee arrangement described below no longer has any effect for correspondent loan commitments entered into beginning on July 1, 2025.

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

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under the mortgage loan purchase agreement.

Following is a summary of our aggregation and securitization activities between the Company and PLS:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Loan fulfillment fees earned by PLS	$5,737	$5,290
Unpaid principal balance of loans fulfilled by PLS	$2,796,544	$2,781,722

Sourcing fees received from PLS included in Net gains on loans held for sale	$—	$2,015
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured	$—	$11,191,880
Conventional conforming	—	8,960,796
	$—	$20,152,676

Purchases of loans held for sale from PLS (1)	$4,380,289	$654,808

Tax service fees paid to PLS	$—	$477

(1)
Amount includes loans purchased from PLS subject to the fulfillment agreement as well as other loans purchased from PLS.

Management Agreement

PMT has a management agreement with PCM, pursuant to which PMT pays PCM management fees as follows:

•
A base management fee that is calculated quarterly and is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuances and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.
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

“Common shareholders’ equity” is defined as the average shareholder’s equity less the average GAAP carrying value of the Company’s preferred equity.

“High watermark” is the annual adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “common shareholders' equity”) in that year exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS Yield (the “Target Yield”) for the year then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark is reset to zero. As a result, the threshold amount required for the PCM to earn a performance incentive fee is adjusted cumulatively based on the performance of the Company’s net income over (or under) the Target Yield, until the net income in excess of the Target Yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The high watermark is calculated based on the two years preceding the fiscal year for which the incentive fee is calculated, and will never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period.

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

Following is a summary of management fee expenses:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Base management fee	$6,762	$7,012
Performance incentive fee	—	—
	$6,762	$7,012
Average shareholders' equity amounts used to calculate base management fee expense	$1,828,237	$1,895,785

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$6,141	$4,601
Compensation	1,599	1,629
Common overhead	949	981
	$8,689	$7,211
Payments and settlements during the period (1)	$18,330	$28,048

(2)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares at both March 31, 2026 and December 31, 2025.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2026	December 31, 2025
	(in thousands)
Due from PFSI-Miscellaneous receivables	$16,152	$19,100

Due to PFSI:
Management fees	$6,762	$6,856
Loan servicing fees	6,622	6,669
Allocated expenses and costs	3,931	3,161
Aggregation and securitization costs	185	436
	$17,500	$17,122

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs incurred on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	March 31, 2026	December 31, 2025
	(in thousands)
Servicing advances	$79,200	$96,830
Other assets-Real estate acquired in settlement of loans	681	655
	$79,881	$97,485

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Cash flows:
Proceeds from sales	$2,217,203	$2,613,958
Loan servicing fees received	$139,903	$152,199

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	March 31, 2026	December 31, 2025
	(in thousands)
Unpaid principal balance of loans outstanding	$209,060,378	$212,581,934
Collection status (Unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,270,470	$2,583,158
90 or more days delinquent:
Not in foreclosure	$1,002,603	$1,025,111
In foreclosure	$139,000	$118,503
Bankruptcy	$358,030	$351,890

Custodial funds managed by the Company (1)	$3,125,553	$2,758,142

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

The Company, through PennyMac Corp. ("PMC"), entered into CRT arrangements with Fannie Mae, pursuant to which the Company sold pools of loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of IO ownership interests in such loans. CRT arrangements include:

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

•
For CRT arrangements where losses are triggered based on the loans’ delinquency status, the Company recognizes its IO ownership interests and recourse obligations on the consolidated balance sheets as CRT derivatives in Derivative assets and Derivative and credit risk transfer strip liabilities.
•
For CRT arrangements where losses are absorbed when the reference loans realize credit losses, the Company recognizes its IO ownership interests and recourse obligations as CRT strips which are included on the consolidated balance sheets in Derivative and credit risk transfer strip liabilities.

Gains and losses on the derivatives, strips and the IO ownership interest sold to a nonaffiliate included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,548	$2,803
Valuation changes	(2,416)	(823)
	132	1,980
Credit risk transfer strips
Realized	8,555	9,777
Valuation changes	1,806	(11,825)
	10,361	(2,048)
Interest-only security payable at fair value — valuation changes	3,418	(1,732)
	13,911	(1,800)
Interest income — Deposits securing credit risk transfer arrangements	8,892	11,675
	$22,803	$9,875

Net payments made to settle losses on credit risk transfer arrangements	$1,368	$1,243

	March 31, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,174	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(4,062)	(5,999)
Deposits securing credit risk transfer arrangements	969,725	1,009,334
Interest-only security payable at fair value	(34,232)	(37,650)
	$961,605	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,174	$32,659
Deposits securing credit risk transfer arrangements (1)	$969,725	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$18,715,937	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$18,166,705	$18,908,261
30-89 days delinquent	$363,958	$413,295
90-179 days delinquent	$96,209	$110,486
180 or more days delinquent	$62,748	$57,798
Foreclosure	$26,317	$27,690
Bankruptcy	$60,687	$68,426

(1)
Deposits securing credit risk transfer arrangements also secure $4.1 million and $6.0 million in CRT strip liabilities at March 31, 2026 and December 31, 2025, respectively.

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

Following is a summary of the Company’s investment in senior and subordinate MBS backed by assets held in consolidated VIEs:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings
Loans held for investment at fair value	$(65,803)	$28,712
Asset-backed financings of variable interest entities at fair value	62,236	(29,423)
Interest income	133,754	33,673
Interest expense	120,540	28,715
	$9,647	$4,247

	March 31, 2026	December 31, 2025
	(in thousands)
Loans held for investment at fair value	$10,866,292	$8,530,939
Asset-backed financings of variable interest entities at fair value	$9,903,515	$7,789,303
Retained interests at fair value pledged to secure Assets sold under agreements to repurchase	$937,680	$648,159

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

Note 7— Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured at or based on their fair values. Measurement at or based on fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Company has elected to carry the item at its fair value, as discussed in the following paragraphs.

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

The Company has also identified its Asset-backed financings of variable interest entities at fair value and Interest-only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Company has determined that historical cost accounting is more appropriate because under that method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$187,689	$—	$—	$187,689
Mortgage-backed securities	—	3,694,110	71,429	3,765,539
Loans held for sale	—	2,347,811	2,084	2,349,895
Loans held for investment	—	10,866,292	1,650	10,867,942
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	2,141	—	—	2,141
Put options on interest rate futures purchase contracts	10,859	—	—	10,859
Forward purchase contracts	—	1,492	—	1,492
Forward sale contracts	—	31,957	—	31,957
Credit risk transfer derivatives	—	—	30,174	30,174
Total derivative assets with nonaffiliates before netting	13,000	33,449	30,174	76,623
Netting	—	—	—	(25,857)
Total derivative assets with nonaffiliates after netting	13,000	33,449	30,174	50,766
Derivative assets with PennyMac Financial Services, Inc.:
Forward purchase contracts	—	1,225	—	1,225
Interest rate lock commitments	—	—	2,613	2,613
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,225	2,613	3,838
Netting	—	—	—	(15)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,225	2,613	3,823
Mortgage servicing rights	—	—	3,623,979	3,623,979
	$200,689	$16,942,887	$3,731,929	$20,849,633
Liabilities:
Interest-only security payable	$—	$—	$34,232	$34,232
Asset-backed financings of variable interest entities	—	9,903,515	—	9,903,515
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	8,491	—	8,491
Forward sales contracts	—	11,922	—	11,922
Total derivative liabilities with nonaffiliates before netting	—	20,413	—	20,413
Netting	—	—	—	(3,146)
Total derivative liabilities with nonaffiliates after netting	—	20,413	—	17,267
Credit risk transfer strips	—	—	4,062	4,062
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	20,413	4,062	21,329
Derivative liabilities with PennyMac Financial Services, Inc:
Forward purchase contracts	—	15	—	15
Interest rate lock commitments	—	—	5,886	5,886
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	15	5,886	5,901
Netting	—	—	—	(15)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	15	5,886	5,886
	$—	$9,923,943	$44,180	$9,964,962

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$190,518	$—	$—	$190,518
Mortgage-backed securities	—	4,380,357	72,502	4,452,859
Loans held for sale	—	2,695,817	3,581	2,699,398
Loans held for investment	—	8,530,939	1,705	8,532,644
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	1,289	—	—	1,289
Put options on interest rate futures purchase contracts	4,109	—	—	4,109
Forward purchase contracts	—	4,113	—	4,113
Forward sale contracts	—	2,381	—	2,381
Credit risk transfer derivatives	—	—	32,659	32,659
Total derivative assets with nonaffiliates before netting	5,398	6,494	32,659	44,551
Netting	—	—	—	5,145
Total derivative assets with nonaffiliates after netting	5,398	6,494	32,659	49,696
Derivative assets with PennyMac Financial Services, Inc.:
Interest rate lock commitments	—	—	4,605	4,605
Forward purchase contracts	—	1,784	—	1,784
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,784	4,605	6,247
Mortgage servicing rights	—	—	3,644,702	3,644,702
	$195,916	$15,615,391	$3,759,754	$19,576,064
Liabilities:
Interest-only security payable	$—	$—	$37,650	$37,650
Asset-backed financings of variable interest entities	—	7,789,303	—	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	158	—	158
Forward sales contracts	—	17,340	—	17,340
Total derivative liabilities with nonaffiliates before netting	—	17,498	—	17,498
Netting	—	—	—	(16,565)
Total derivative liabilities with nonaffiliates after netting	—	17,498	—	933
Credit risk transfer strips	—	—	5,999	5,999
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	17,498	5,999	6,932
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	2,257	2,257
Forward purchase contracts	—	142	—	142
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	142	2,257	2,257
	$—	$7,806,943	$45,906	$7,836,142

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the quarters presented:

	Quarter ended March 31, 2026
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2025	$72,502	$3,581	$1,705	$32,659	$2,348	$(5,999)	$3,644,702	$3,751,498
Purchases and issuances	—	3,601	—	—	5,270	—	—	8,871
Repayments and sales	(4,107)	(4,950)	(16)	(2,617)	—	(8,424)	—	(20,114)
Accrual of unearned discounts	1,965	—	—	—	—	—	—	1,965
Amounts received pursuant to sales of loans	—	—	—	—	—	—	40,281	40,281
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	1,069	(148)	(39)	132	(3,936)	10,361	(61,299)	(53,860)
	1,069	(148)	(39)	132	(3,936)	10,361	(61,299)	(53,860)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(6,955)	—	—	(6,955)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	295	295
Balance, March 31, 2026	$71,429	$2,084	$1,650	$30,174	$(3,273)	$(4,062)	$3,623,979	$3,721,981
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2026	$1,069	$(219)	$(39)	$(2,416)	$(3,273)	$1,806	$(61,299)	$(64,371)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2026
(in thousands)
Interest-only security payable:
Balance, December 31, 2025	$37,650
Change in fair value included in income arising from:
Change in instrument - specific credit risk	—
Other factors	(3,418)
(3,418)
Balance, March 31, 2026	$34,232
Change in fair value recognized during the quarter relating to liability outstanding at March 31, 2026	$(3,418)

	Quarter ended March 31, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	28	—	—	4,599	—	—	4,627
Repayments and sales	(4,636)	(2,678)	(20)	(2,883)	—	(9,777)	—	(19,994)
Accrual of unearned discount	2,285	—	—	—	—	—	—	2,285
Amounts received pursuant to sales of loans	—	—	—	—	—	—	47,009	47,009
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(2,866)	130	(31)	1,980	7,391	(2,048)	(144,590)	(140,034)
	(2,866)	130	(31)	1,980	7,391	(2,048)	(144,590)	(140,034)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(7,815)	—	—	(7,815)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	221	221
Balance, March 31, 2025	$81,043	$5,451	$1,815	$28,474	$4,619	$(15,885)	$3,770,034	$3,875,551
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2025	$(2,866)	$(14)	$(31)	$(823)	$4,619	$(11,825)	$(144,590)	$(155,530)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended March 31, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Change in fair value included in income arising from:
Change in instrument - specific credit risk	—
Other factors	1,732
1,732
Balance, March 31, 2025	$35,954
Change in fair value recognized during the quarter relating to liability outstanding at March 31, 2025	$1,732

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	March 31, 2026			December 31, 2025
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans held for sale:
Current through 89 days delinquent	$2,347,431	$2,303,642	$43,789	$2,696,128	$2,627,441	$68,687
90 or more days delinquent:
Not in foreclosure	1,177	1,234	(57)	1,273	1,271	2
In foreclosure	1,287	1,699	(412)	1,997	2,289	(292)
	2,464	2,933	(469)	3,270	3,560	(290)
	$2,349,895	$2,306,575	$43,320	$2,699,398	$2,631,001	$68,397
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$10,863,057	$10,578,933	$284,124	$8,529,906	$8,353,814	$176,092
90 or more days delinquent:
Not in foreclosure	3,087	3,499	(412)	700	844	(144)
In foreclosure	148	195	(47)	333	428	(95)
	3,235	3,694	(459)	1,033	1,272	(239)
	10,866,292	10,582,627	283,665	8,530,939	8,355,086	175,853
Distressed:
Current through 89 days delinquent	362	457	(95)	371	476	(105)
90 or more days delinquent:
Not in foreclosure	901	2,413	(1,512)	942	2,553	(1,611)
In foreclosure	387	1,264	(877)	392	1,120	(728)
	1,288	3,677	(2,389)	1,334	3,673	(2,339)
	1,650	4,134	(2,484)	1,705	4,149	(2,444)
	$10,867,942	$10,586,761	$281,181	$8,532,644	$8,359,235	$173,409

Following are the changes in fair value included in current period results of operations by consolidated statements of operations line item, for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2026
	Net loan servicing fees	Net gains on loans held for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$(33,407)	$8,400	$(25,007)
Loans held for sale	—	(419)	—	—	(419)
Loans held for investment	—	—	(65,803)	(9,224)	(75,027)
Credit risk transfer strips	—	—	10,361	—	10,361
Mortgage servicing rights	(61,299)	—	—	—	(61,299)
	$(61,299)	$(419)	$(88,849)	$(824)	$(151,391)
Liabilities:
Interest-only security payable	$—	$—	$3,418	$—	$3,418
Asset-backed financings of VIEs	—	—	62,236	3,931	66,167
	$—	$—	$65,654	$3,931	$69,585

	Quarter ended March 31, 2025
	Net loan servicing fees	Net gains on loans held for sale	Net (losses) gains on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$64,855	$10,070	$74,925
Loans held for sale	—	46,511	—	—	46,511
Loans held for investment	—	—	28,681	(687)	27,994
Credit risk transfer strips	—	—	(2,048)	—	(2,048)
Mortgage servicing rights	(144,590)	—	—	—	(144,590)
	$(144,590)	$46,511	$91,488	$9,383	$2,792
Liabilities:
Interest-only security payable	$—	$—	$(1,732)	$—	$(1,732)
Asset-backed financings of VIEs	—	—	(29,423)	1,368	(28,055)
	$—	$—	$(31,155)	$1,368	$(29,787)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the quarter based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2026	$—	$—	$25	$25
December 31, 2025	$—	$—	$30	$30

The following table summarizes the fair value changes recognized during the quarter on assets held at quarter end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Real estate acquired in settlement of loans	$(5)	$(140)

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

	March 31, 2026		December 31, 2025
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,396,545	$2,405,192	$2,258,128	$2,268,438
Unsecured senior notes	$684,506	$712,515	$1,028,300	$1,073,341

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has delegated responsibility for estimating the fair values of these assets and liabilities to specialized staff within PFSI's capital markets group and subjects the valuation process to significant senior management oversight.

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

The key inputs used in the estimation of the fair value of IO stripped MBS include option-adjusted spread ("OAS") (OAS is a component of discount rate) and prepayment speed. Significant changes to those inputs in isolation may result in significant changes in the IO stripped MBS' fair value measurements. Changes in these key inputs are not directly related.

Following are the key inputs used in determining the fair value of IO stripped MBS:

	March 31, 2026	December 31, 2025
Fair value (in thousands)	$71,429	$72,502
Key inputs (1)
Option-adjusted spread (2)
Range	3.8% – 4.2%	4.7% – 4.7%
Weighted average	3.8%	4.7%
Annual total prepayment speed (3)
Range	10.8% – 13.3%	11.0% – 13.6%
Weighted average	10.8%	11.0%
Equivalent life (in years)
Range	4.0 – 7.4	4.0 – 7.7
Weighted average	7.4	7.6

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
The Company applies an OAS to multiple simulated paths of a derived United States Treasury securities (“Treasury") yield curve for purposes of discounting cash flows relating to IO stripped MBS.
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

Changes in fair values of loans held for sale are included in Net gains on loans held for sale at fair value in the consolidated statements of operations. Changes in fair values of loans held for investment are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

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

The Company establishes fair value of its investment in CRT Arrangements based on indications of fair value provided by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors the IO ownership interest and the recourse obligations. The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$30,174	$32,659
UPB of loans in reference pools	$4,046,852	$4,555,682
Key inputs (1)
Discount rate
Range	8.8% – 10.1%	8.6% – 14.1%
Weighted average	8.8%	8.8%
Voluntary prepayment speed (2)
Range	7.4% – 8.3%	6.3% – 7.6%
Weighted average	7.6%	7.3%
Involuntary prepayment speed (3)
Range	0.2% – 0.2%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.0% – 0.1%	0.0% – 0.1%
Weighted average	0.1%	0.1%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rates and the estimated MSRs attributed to the mortgage loans subject to the commitments. Significant changes in the pull-through rates or the MSR components of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair values. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of an IRLC’s fair value, but also increase the pull-through rate for the loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2026	December 31, 2025
Fair value of net (liabilities) assets (in thousands) (1)	$(3,273)	$2,348
Committed amount (in thousands)	$1,338,161	$1,207,859
Key inputs (2)
Pull-through rate
Range	60.1% – 100%	50.5% – 100%
Weighted average	87.9%	90.9%
MSR fair value expressed as
Servicing fee multiple
Range	1.6 – 8.4	1.7 – 8.4
Weighted average	5.2	5.4
Percentage of unpaid principal balance
Range	0.4% – 2.9%	0.4% – 3.2%
Weighted average	1.5%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans held for sale at fair value, or Net (losses) gains on investments and financings, as applicable, in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$4,062	$5,999
Unpaid principal balance of loans in the reference pools	$14,669,085	$14,961,848
Key inputs (1)
Discount rate
Range	4.9% – 8.7%	5.0% – 8.6%
Weighted average	8.2%	8.1%
Voluntary prepayment speed (2)
Range	7.1% – 7.5%	7.0% – 7.5%
Weighted average	7.2%	7.1%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.4% – 1.4%	0.4% – 1.4%
Weighted average	0.5%	0.5%

(1)
Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using life voluntary CPR.
(3)
Involuntary prepayment speed is measured using life involuntary CPR.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company receives a servicing fee based on the remaining UPB of the loans subject to the servicing agreements and generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and is generally entitled to retain any placement fees earned on certain custodial funds held pending remittance of mortgagor principal, interest, tax and insurance payments. The fair values of MSRs are derived from the net positive cash flows associated with the servicing agreements. The Company uses a discounted cash flow approach to estimate the fair values of its MSRs.

Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an OAS model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path. Adoption of the OAS model did not have a significant effect on the fair value of MSRs.

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

MSRs are generally subject to loss in fair value when prepayment speed expectations and experience increase, when returns required by market participants (expressed as OAS or pricing spread) increase, or when the annual per-loan cost of servicing increases. Reductions in the fair value of MSRs affect income primarily through recognition of the change in fair value.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2026	2025
MSRs recognized (in thousands)	$40,281	$47,009
Unpaid principal balance of underlying loans (in thousands)	$2,197,665	$2,594,638
Weighted average annual servicing fee rate (in basis points)	34	32
Key inputs (1)
Prepayment speed (2)
Range	8.6% – 14.9%	9.4% - 15.3%
Weighted average	9.4%	9.9%
Equivalent average life (in years)
Range	3.7 – 8.7	3.7– 8.2
Weighted average	8.2	7.9
Pricing spread (3)
Range	5.2% – 10.0%	5.2% - 7.3%
Weighted average	6.2%	5.5%
Annual per-loan cost of servicing
Range	$69 – $113	$68 – $87
Weighted average	$72	$69

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)
Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows in its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2026	December 31, 2025
Fair value (in thousands)	$3,623,979	$3,644,702
Unpaid principal balance of underlying loans (in thousands)	$212,198,589	$215,781,639
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.9%	3.9%
Key inputs (1)
Prepayment speed (2)
Range	7.0% – 25.6%	7.0% – 21.5%
Weighted average	7.2%	8.4%
Equivalent average life (in years)
Range	2.0 – 8.9	2.1 – 7.9
Weighted average	8.5	7.7
Effect on fair value (in thousands) of (3):
5% adverse change	$(49,635)	$(61,563)
10% adverse change	$(97,738)	$(120,960)
20% adverse change	$(189,634)	$(233,683)
Option-adjusted spread (4)
Range	3.2% – 6.4%	3.6% – 6.2%
Weighted average	4.6%	3.6%
Effect on fair value (in thousands) of (3):
5% adverse change	$(39,505)	$(30,295)
10% adverse change	$(78,085)	$(60,089)
20% adverse change	$(152,590)	$(118,218)
Annual per-loan cost of servicing
Range	$69 – $94	$68 – $90
Weighted average	$69	$68
Effect on fair value (in thousands) of (3):
5% adverse change	$(15,791)	$(15,979)
10% adverse change	$(31,582)	$(31,959)
20% adverse change	$(63,164)	$(63,918)

(1)
Weighted-average inputs are based on the UPB of the underlying loans.
(2)
Prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)
These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as projections of the effect of shock events or as earnings forecasts.
(4)
The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either the price given in a pending contract of sale, a full appraisal, or a broker’s price opinion.

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the indications of fair value. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the staff appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers obtain an additional appraisal to establish fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of quarter	$4,452,859	$4,063,706
Purchases	4,000	—
Sales	(477,360)	—
Repayments	(188,953)	(102,769)
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts, net	8,400	10,070
Valuation adjustments, net	(33,407)	64,855
	(25,007)	74,925
Balance at end of quarter	$3,765,539	$4,035,862

	March 31, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$3,765,539	$4,452,859

Following is a summary of the Company’s investments in MBS:

	March 31, 2026
Security type (1)	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,246,463	$771	$18,919	$2,266,153
Floating rate collateralized mortgage obligations	822,780	(994)	7,806	829,592
Principal-only stripped	549,048	(108,778)	15,639	455,909
Senior non-Agency	142,612	(2,982)	(1,174)	138,456
Subordinate residential transition	4,000	—	—	4,000
	$3,764,903	$(111,983)	$41,190	3,694,110
Interest-only stripped	$333,848			71,429
				$3,765,539

(1) All MBS have maturities of more than ten years except the subordinate residential transition bond which matures between one year through five years. All MBS are pledged to secure Assets sold under agreements to repurchase.

	December 31, 2025
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
				$4,452,859

(1) All MBS have maturities of more than ten years and are pledged to secure Assets sold under agreements to repurchase.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans held for sale at fair value:

Loan type	March 31, 2026	December 31, 2025
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$1,804,198	$2,232,706
Jumbo	461,054	433,027
Non-qualified	82,559	30,084
Home equity lines of credit	778	942
Repurchased pursuant to representations and warranties	1,306	2,639
	$2,349,895	$2,699,398
Loans pledged to secure
Assets sold under agreements to repurchase	$2,328,824	$2,676,700

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to other investors.

Note 10—Loans Held for Investment at Fair Value

Loans held for investment at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans held for investment at fair value:

Loan type	March 31, 2026	December 31, 2025
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by:
Non-owner occupied properties	$7,232,212	$6,332,497
Owner occupied properties	1,496,337	588,788
Fixed interest rate jumbo loans	2,137,743	1,609,654
	10,866,292	8,530,939
Distressed loans	1,650	1,705
	$10,867,942	$8,532,644
Loans held for investment pledged to secure Asset-backed financings at fair value (1)	$10,866,292	$8,530,939

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the
Company holds a portion of the interests in VIEs. At March 31, 2026 and December 31, 2025, $937.7 million and $648.2 million, respectively, of such retained interests were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer strip assets and liabilities are summarized below:

	March 31, 2026	December 31, 2025
	(in thousands)
Derivative assets with nonaffiliates	$50,766	$49,696
Derivative assets with PennyMac Financial Services, Inc.	$3,823	$6,247

Derivative liabilities with nonaffiliates	$17,267	$933
Credit risk transfer strip liabilities	4,062	5,999
	$21,329	$6,932
Derivative liabilities with PennyMac Financial Services, Inc.	$5,886	$2,257

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

Derivative financial instruments created as a result of the Company’s operations are IRLCs that are created when the Company commits to purchase loans held for sale.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities at fair value and related margin deposits on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Nonaffiliates:
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	1,712,500	$2,141	$—	3,250,000	$1,289	$—
Put options on interest rate futures purchase contracts	2,375,000	10,859	—	2,500,000	4,109	—
Forward purchase contracts	6,632,514	1,492	8,491	3,703,628	4,113	158
Forward sale contracts	9,957,359	31,957	11,922	7,933,760	2,381	17,340
Bond futures	1,571,100	—	—	1,896,100	—	—
Swap futures	790,200	—	—	751,200	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	4,046,852	30,174	—	455,682	32,659	—
Total derivative instruments before netting		76,623	20,413		44,551	17,498
Netting		(25,857)	(3,146)		5,145	(16,565)
		$50,766	$17,267		$49,696	$933
PennyMac Financial Services, Inc.:
Interest rate lock commitments not subject to master netting arrangements	1,338,161	2,613	5,886	1,207,859	4,605	2,257
Forward purchase contract subject to master netting arrangement	92,618	1,225	15	250,638	1,784	142
Total derivatives before netting		3,838	5,901		6,389	2,399
Netting		(15)	(15)		(142)	(142)
		$3,823	$5,886		$6,247	$2,257
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(22,711)			$21,710
Derivative assets pledged to secure:
Assets Sold Under Agreements to Repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$30,174			$32,659

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of March 31, 2026 and December 31, 2025, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
Non-affiliates:
CRT derivatives	$30,174	$—	$—	$30,174	$32,659	$—	$—	$32,659
RJ O’Brien & Associates, LLC	13,000	—	—	13,000	5,398	—	—	5,398
Bank of America, N.A.	2,261	—	—	2,261	4,745	—	—	4,745
AB Carval	2,072	—	—	2,072	—	—	—	—
J.P. Morgan Securities LLC	1,348	—	—	1,348	102	—	—	102
National Life Group	579	—	—	579	—	—	—	—
Fannie Cap Markets	417	—	—	417	—	—	—	—
Morgan Stanley & Co. LLC	338	—	—	338	3,500	—	—	3,500
Wells Fargo Securities, LLC	111	—	—	111	603	—	—	603
Nomura	59	—	—	59	137	—	—	137
Goldman Sachs & Co. LLC	—	—	—	—	950	—	—	950
Mizuho Financial Group	—	—	—	—	442	—	—	442
BNP Paribas	—	—	—	—	236	—	—	236
Citigroup Global Markets Inc.	—	—	—	—	217	—	—	217
Ellington Management	—	—	—	—	198	—	—	198
Metro Life Ins Co	—	—	—	—	151	—	—	151
Barclays Capital Inc.	—	—	—	—	103	—	—	103
Other	407	—	—	407	255	—	—	255
	$50,766	$—	$—	$50,766	$49,696	$—	$—	$49,696
PennyMac Financial Services, Inc.	$3,823	$—	$—	$3,823	$6,247	$—	$—	$6,247

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amounts of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase were backed by sufficient collateral with fair values that exceeded the liability amounts recorded on the consolidated balance sheets.

	March 31, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Non-affiliates:
J.P. Morgan Securities LLC	$1,090,645	$(1,090,645)	$—	$—	$1,536,038	$(1,536,038)	$—	$—
Bank of America, N.A.	1,012,219	(1,012,219)	—	—	1,074,334	(1,074,334)	—	—
Atlas Securitized Products, L.P.	984,628	(984,628)	—	—	1,216,779	(1,216,779)	—	—
Santander US Capital	973,270	(973,270)	—	—	952,951	(952,933)	—	18
Wells Fargo Securities, LLC	721,550	(721,550)	—	—	782,547	(782,547)	—	—
Goldman Sachs & Co. LLC	466,672	(458,388)	—	8,284	151,274	(151,274)	—	—
RBC Capital Markets, L.P.	381,942	(381,942)	—	—	438,781	(438,781)	—	—
Barclays Capital Inc.	332,396	(331,360)	—	1,036	431,016	(431,016)	—	—
Morgan Stanley & Co. LLC	300,073	(295,956)	—	4,117	319,500	(319,500)	—	—
Nomura Holdings America, Inc	272,553	(272,553)	—	—	231,308	(231,308)	—	—
Citigroup Global Markets Inc.	273,174	(272,324)	—	850	397,162	(397,162)	—	—
Daiwa Capital Markets	189,890	(189,699)	—	191	195,268	(195,268)	—	—
Bank of Montreal	145,344	(144,928)	—	416	160,388	(160,324)	—	64
BNP Paribas	99,518	(98,923)	—	595	54,191	(54,191)	—	—
Mizuho Financial Group	76,637	(75,826)	—	811	81,701	(81,701)	—	—
Other	967	—	—	967	851	—	—	851
	$7,321,478	$(7,304,211)	$—	$17,267	$8,024,089	$(8,023,156)	$—	$933
PennyMac Financial Services, Inc.	$5,886	$—	$—	$5,886	$2,257	$—	$—	$2,257

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statements of operations line	2026	2025
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale (1)	$(5,621)	$4,174
CRT derivatives	Net (losses) gains on investments and financings	$132	$1,980
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale	$15,071	$(26,359)
Mortgage servicing rights	Net loan servicing fees	$(11,881)	$(39,944)

(1)
Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loan or cancellation of the commitment are shown in the rollforwards of IRLCs for the quarter in Note 7 – Fair Value – Financial Statement Items Measured at Fair Value on a Recurring Basis.

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Balance at beginning of quarter	$3,644,702	$3,867,394
MSRs resulting from loan sales	40,281	47,009
Transfers to Agency of mortgage servicing rights relating to delinquent loans	295	221
Changes in fair value:
Due to changes in inputs used in valuation model (1)	45,587	(55,831)
Other changes in fair value (2)	(106,886)	(88,759)
	(61,299)	(144,590)
Balance at end of quarter	$3,623,979	$3,770,034

(1)
Primarily reflects changes in prepayment speed, pricing spread or OAS, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.

	March 31, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,560,828	$3,582,211

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Contractually specified servicing fees	$147,592	$152,199
Ancillary and other fees:
Late charges	1,071	1,027
Other	2,296	2,890
	3,367	3,917
	$150,959	$156,116
Average UPB of underlying loans	$214,185,523	$225,515,018

Note 13— Other Assets

Other assets are summarized below:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Margin deposits	$232,767	$221,310
Interest receivable	75,238	72,684
Correspondent lending receivables	10,895	7,083
Servicing fees receivable	10,327	9,586
Other receivables	27,228	25,458
Real estate acquired in settlement of loans	1,365	1,421
Other	16,204	36,042
	$374,024	$373,584

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of March 31, 2026.

Assets sold under agreements to repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2026	2025
	(dollars in thousands)
Weighted average interest rate (1)	4.64%	5.21%
Average balance	$7,812,433	$6,180,911
Total interest expense	$91,392	$81,148
Maximum daily amount outstanding	$8,673,233	$7,068,600

(1)
Excludes the effect of amortization of debt issuance costs of $1.9 million and $1.8 million for the quarters ended

March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,304,211	$8,023,156
Unamortized debt issuance costs	(3,519)	(4,555)
	$7,300,692	$8,018,601
Weighted average interest rate	4.54%	4.71%
Available borrowing capacity (1):
Committed	$553,463	$595,085
Uncommitted	5,174,734	5,032,598
	$5,728,197	$5,627,683
Margin deposits placed with counterparties included in Other assets, net	$170,948	$174,598
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$3,765,539	$4,452,859
Loans held for sale at fair value	$2,328,824	$2,676,700
Loans held for investment at fair value	$937,680	$648,159
Credit risk transfer arrangements:
Derivative assets	$9,169	$12,622
Deposits securing credit risk transfer arrangements	$153,742	$176,694
Mortgage servicing rights at fair value (2)	$1,745,231	$1,765,572
Servicing advances (3)	$38,930	$44,653

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
(3)
Beneficial interests in Fannie Mae servicing advances are pledged to secure Assets sold under agreements to repurchase.

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2026 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$4,209,428
Over 30 to 90 days	2,387,866
Over 90 days to 180 days	153,151
Over 180 days to 1 year	55,000
Over 1 year to 2 years	498,766
$7,304,211
Weighted average maturity (in months)	2.3

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2026:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$488,626	April 29, 2026	December 10, 2027
Santander US Capital	$69,951	June 25, 2026	June 25, 2026
Bank of America, N.A.	$66,920	April 7, 2026	March 3, 2027
Goldman Sachs & Co. LLC	$63,918	April 12, 2026	March 13, 2028
Nomura Holdings America, Inc.	$73,914	April 29, 2026	April 29, 2026
Citibank, N.A.	$53,729	July 12, 2026	July 27, 2026
RBC Capital Markets, L.P.	$21,268	June 13, 2026	January 19, 2027
JPMorgan Chase & Co.	$2,948	May 23, 2026	June 28, 2026
Morgan Stanley & Co. LLC	$23,971	June 2, 2026	August 18, 2027
Wells Fargo Securities, LLC	$5,949	May 20, 2026	March 18, 2027
BNP Paribas	$11,212	May 27, 2026	February 22, 2027

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Santander US Capital	$36,286	May 1, 2026
Bank of America, N.A.	$22,623	May 2, 2026
Goldman Sachs & Co. LLC	$15,649	April 15, 2026
Nomura Holdings America, Inc.	$1,200	June 30, 2026
Citibank, N.A.	$7,181	May 12, 2026
JPMorgan Chase & Co.	$39,757	April 28, 2026
Wells Fargo Securities, LLC	$22,788	April 30, 2026
Barclays Capital Inc.	$12,066	April 22, 2026
Bank of Montreal	$8,485	May 7, 2026
Daiwa Capital Markets America Inc.	$4,891	May 5, 2026
Mizuho Financial Group	$2,079	April 23, 2026

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
RBC Capital Markets, L.P.	$22,080	April 24, 2026
Morgan Stanley & Co. LLC	$17,349	April 30, 2026

Mortgage Loan Participation Purchase and Sale Agreement

One of the borrowing facilities secured by loans held for sale is in the form of a mortgage loan participation purchase and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in loans that have been pooled into a pending securitization with Freddie Mac or Fannie Mae, are sold to the lender pending the securitization of such loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended March 31,
	2026	2025
	(dollars in thousands)
Average balance	$—	$8,653
Weighted average interest rate (1)	—	5.68%
Total interest expense	$31	$152
Maximum daily amount outstanding	$—	$49,266

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 for the quarters ended March 31, 2026 and 2025.

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$133,723	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	207,556	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	255,686	3.50%	March 1, 2027
			$596,965

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finances MSRs relating to loans serviced for Fannie Mae guaranteed securities comprised of the base MSRs owned by PMC and the related excess servicing spread ("ESS") owned by PennyMac Holdings, LLC (“PMH”), another subsidiary of PMT, through a combination of repurchase agreements and term financing.

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

The FT-1 Term Notes, FTL-1 Term Loans and the FMSR VFNs are secured by participation certificates relating to Fannie Mae MSRs and ESS. Creditors to the assets sold under agreements to repurchase, the FT-1Term Notes and the FTL-1 Term Notes have equal priority in claims to the collateral held by the Issuer Trusts.

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

The Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC may use to finance Freddie Mac servicing advance receivables (the “Series 2023-VF1”). The maturity date of the related Series 2023-VF1, Class A-VF1 Variable Funding Note is March 5, 2027 and has a maximum principal amount of $175 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended March 31,
	2026	2025
	(dollars in thousands)
Average balance	$2,316,141	$2,830,048
Weighted average interest rate (1)	6.92%	7.59%
Total interest expense	$41,260	$55,255

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $2.3 million for the quarters ended March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$596,965	$608,903
Fannie Mae mortgage servicing rights financing	725,000	725,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	1,079,635	927,943
	2,401,600	2,261,846
Unamortized debt issuance costs	(5,055)	(3,718)
	$2,396,545	$2,258,128
Weighted average interest rate	6.85%	6.91%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,560,828	$3,582,211
Servicing advances (1)	$28,675	$33,777
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$815,983	$832,640
Derivative assets	$21,005	$20,037

(1)
Beneficial interests in Freddie Mac MSRs and related servicing advances are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Note

The exchangeable senior note is summarized below:

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
	$331,000

(1)
Redemptions may be made on or after the dates indicated.

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

Following is financial information relating to the unsecured senior notes:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Average balance	$977,333	$708,917
Weighted average interest rate (1)	7.91%	7.23%
Interest expense	$20,274	$13,613

	March 31, 2026	December 31, 2025
	(in thousands)
Carrying value:
Unpaid principal balance
Exchangeable senior notes	$366,500	$711,500
Senior notes	331,000	331,000
	697,500	1,042,500
Unamortized debt issuance costs	(12,994)	(14,200)
	$684,506	$1,028,300

(1)
Excludes the effect of amortization of debt issuance costs of $1.2 million and $976,000 for the quarters ended March 31, 2026 and 2025, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended March 31,
	2026	2025
	(dollars in thousands)
Average balance	$8,827,189	$2,633,042
Weighted average interest rate (1)	5.72%	4.63%
Total interest expense	$120,540	$28,715

(1)
Excludes the effect of amortization of premiums of $3.9 million and $1.4 million for the quarters ended March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$9,903,515	$7,789,303
Unpaid principal balance	$9,882,623	$7,763,364
Weighted average interest rate	6.03%	6.03%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ending March 31,
	Total	2027	2028	2029	2030	2031	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,401,600	$1,542,877	$355,000	$503,723	$—	$—	$—
Unsecured senior notes	697,500	—	—	53,500	539,000	105,000	—
Interest-only security payable at fair value (2)	34,232	—	—	—	—	—	34,232
Asset-backed financings at fair value (2)	9,882,623	—	—	—	—	—	9,882,623
Total	$13,015,955	$1,542,877	$355,000	$557,223	$539,000	$105,000	$9,916,855

(1)
Based on stated maturity. As discussed above, certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Balance, beginning of quarter	$5,284	$6,886
Provision for losses:
Pursuant to loan sales	310	304
Reduction in liability due to change in estimate	(442)	(1,168)
Losses incurred	—	(67)
Balance, end of quarter	$5,152	$5,955
UPB of loans subject to representations and warranties at end of quarter	$211,156,467	$220,977,898

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2026
(in thousands)
Commitments to purchase loans held for sale from PLS	$1,338,161

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

On August 20, 2024, the Company filed a Motion to Dismiss that was denied by the District Court in an order dated February 26, 2025. The Company responded by filing a motion to certify the order denying the motion for interlocutory appeal, and on May 5, 2025, the District Court issued an Order Granting Certification for Interlocutory Appeal and Staying Action. The Company subsequently petitioned the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for permission to appeal, and that petition was granted by the Ninth Circuit in an order dated July 17, 2025. The appeal is fully briefed, arguments were heard and it remains pending.

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, Quarter ended March 31,
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2026	2025
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42
		22,400	$560,000	$18,518	$541,482

(1)
Par value is $0.01 per share.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the polling provisions contained in the Articles Supplementary for the Series A Preferred Shares and the Series B Preferred Shares that is deemed null and void in accordance with Federal Reserve rules, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, are and will continue being calculated at the dividend rate in effect for the immediately preceding dividend period and will not transition to floating reference rates.

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter ended March 31, 2026.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of March 31, 2026, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees and $73.4 million available for further share repurchases.

The Company made no share repurchases during the quarter ended March 31, 2026 and has made cumulative repurchases under the Common Share repurchase program totaling $427.2 million, which includes $582,000 of transaction fees.

Note 19— Net Gains on Loans Held for Sale

Net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(40,257)	$(1,915)
Hedging activities	39,071	(58,062)
	(1,186)	(59,977)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	40,281	47,009
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(310)	(304)
Reduction of liability due to change in estimate	442	1,168
	132	864
Changes in fair value of loans and derivatives
Interest rate lock commitments	(5,621)	4,174
Loans	13,304	(13,444)
Hedging derivatives	(24,000)	31,703
Total changes in fair value of loans and derivatives	(16,317)	22,433
Total non-cash gains	24,096	70,306
Total from nonaffiliates	22,910	10,329
From PFSI ‒ cash gains	—	2,015
	$22,910	$12,344

Note 20— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Mortgage-backed securities	$(33,407)	$64,855
Loans held for investment	(65,803)	28,681
CRT arrangements	13,911	(1,800)
Asset-backed financings	62,236	(29,423)
	$(23,063)	$62,313

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Interest income:
Cash and short-term investments	$4,976	$5,686
Mortgage-backed securities	56,249	58,234
Loans held for sale	39,563	33,235
Loans held for investment	133,759	33,679
Deposits securing CRT arrangements	8,892	11,675
Placement fees relating to custodial funds	31,448	32,029
Other	1,204	1,553
	276,091	176,091
Interest expense:
Assets sold under agreements to repurchase	91,392	81,148
Mortgage loan participation purchase and sale agreements	31	152
Notes payable secured by credit risk transfer and mortgage servicing assets	41,260	55,255
Unsecured senior notes	20,274	13,613
Asset-backed financings	120,540	28,715
Interest shortfall on repayments of loans serviced for Agency securitizations	4,430	1,429
Interest on loan impound deposits	1,696	1,454
Other	127	371
	279,750	182,137
	$(3,659)	$(6,046)

Note 22—Share-Based Compensation

The Company’s equity incentive plan provides for the issuance of equity awards to the Company’s officers and trustees, as well as to employees and officers of PFSI and its affiliates and other entities or persons that provide services to the Company.

The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by PMT’s board of trustees, which has the authority to make equity awards to the eligible participants referenced above, and to determine what form the equity awards will take, and the terms and conditions of the equity awards.

The Company’s equity incentive plan allows for the grant of time-based and performance-based restricted share unit equity awards.

The shares underlying equity award grants will again be available for award under the equity incentive plan if:

•
any shares subject to an equity award granted under the equity incentive plan are forfeited, canceled, exchanged or surrendered;
•
an equity award terminates or expires without a distribution of shares to the participant; or
•
shares are surrendered or withheld by PMT as payment of withholding taxes for an equity award.

Restricted share units and performance-based unit equity awards have been awarded to officers and trustees of the Company and to other employees and officers of PFSI and its affiliates at no cost to the grantees. Such awards generally vest over a one- to three-year period.

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Grants:
Restricted share units	321	199
Performance share units	287	168
	608	367
Grant date fair value:
Restricted share units	$3,897	$2,815
Performance share units	3,492	2,365
	$7,389	$5,180
Vestings:
Restricted share units	178	138
Performance share units (1)	101	91
	279	229
Forfeitures:
Restricted share units	1	—
Performance share units	1	—
	2	—
Compensation expense relating to share-based grants	$1,099	$963

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the quarter ended March 31, 2026 was approximately 79% of the 128,212 originally granted performance-based RSUs.

	March 31, 2026
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	432	437
Grant date average fair value per unit	$12.72	$12.84

Note 23—Income Taxes

The Company’s effective tax rate was 8.5% and 253.7% with consolidated pretax income of $26.9 million and pretax loss of $6.3 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $2.9 million on pretax income of $964,000 for the quarter ended March 31, 2026. For the same period in 2025, the TRS recognized a tax benefit of $17.2 million on a pretax loss of $75.3 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends which was made permanent under the One Big Beautiful Bill Act of 2025.

Note 24—Earnings (Loss) Per Common Share

The Company determines earnings per Common Share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are certain grants of restricted share units that provide the recipients the nonforfeitable right to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2026	2025
	(in thousands except per share amounts)
Net income	$24,616	$9,680
Dividends on preferred shares	(10,455)	(10,455)
Effect of participating securities—share-based compensation awards	(13)	(39)
Net income attributable to common shareholders	$14,148	$(814)
Weighted average basic and diluted shares outstanding	87,082	86,907
Basic earnings (losses) per share	$0.16	$(0.01)
Diluted earnings (losses) per share	$0.16	$(0.01)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Shares issuable under share-based compensation plan	461	312

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

Financial highlights by segment are summarized below:

Quarter ended March 31, 2026	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$83,586	$—	$83,586	$—	$83,586
Net gains on loans held for sale	—	—	22,910	22,910	—	22,910
Net (losses) gains on investments and financings
Mortgage-backed securities	—	(33,407)	—	(33,407)	—	(33,407)
Loans held for investment	2,191	(5,758)	—	(3,567)	—	(3,567)
Credit risk transfer arrangements	13,911	—	—	13,911	—	13,911
	16,102	(39,165)	—	(23,063)	—	(23,063)
Net interest expense:
Interest income	19,229	214,630	39,531	273,390	2,701	276,091
Interest expense	18,727	227,557	31,554	277,838	1,912	279,750
	502	(12,927)	7,977	(4,448)	789	(3,659)
Other	(48)	—	2,408	2,360	—	2,360
	16,556	31,494	33,295	81,345	789	82,134
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	19,721	—	19,723	—	19,723
Management fees	—	—	—	—	6,762	6,762
Loan fulfillment fees	—	—	5,737	5,737	—	5,737
Professional services	—	—	10,844	10,844	2,657	13,501
Compensation	—	—	—	—	2,976	2,976
Loan collection and liquidation	17	2,107	—	2,124	—	2,124
Safekeeping	—	802	53	855	—	855
Loan origination	—	—	213	213	—	213
Other (2)	77	873	31	981	2,367	3,348
	96	23,503	16,878	40,477	14,762	55,239
Pretax income (loss)	$16,460	$7,991	$16,417	$40,868	$(13,973)	$26,895
Total assets at end of quarter	$1,756,200	$17,934,880	$2,408,670	$22,099,750	$402,942	$22,502,692

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Quarter ended March 31, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$(27,210)	$—	$(27,210)	$—	$(27,210)
Net gains on loans held for sale	—	—	12,344	12,344	—	12,344
Net (losses) gains on investments and financings
Mortgage-backed securities	(1,010)	65,865	—	64,855	—	64,855
Loans held for investment	2,767	(3,509)	—	(742)	—	(742)
Credit risk transfer arrangements	(1,800)	—	—	(1,800)	—	(1,800)
	(43)	62,356	—	62,313	—	62,313
Net interest expense:
Interest income	19,549	119,896	33,198	172,643	3,448	176,091
Interest expense	18,117	135,332	27,522	180,971	1,166	182,137
	1,432	(15,436)	5,676	(8,328)	2,282	(6,046)
Other	(141)	—	3,205	3,064	—	3,064
	1,248	19,710	21,225	42,183	2,282	44,465
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	21,727	—	21,729	—	21,729
Management fees	—	—	—	—	7,012	7,012
Loan fulfillment fees	—	—	5,290	5,290	—	5,290
Professional services	—	—	4,880	4,880	2,102	6,982
Compensation	—	—	—	—	2,970	2,970
Loan collection and liquidation	42	1,927	—	1,969	—	1,969
Safekeeping	—	1,034	76	1,110	—	1,110
Loan origination	—	—	686	686	—	686
Other (2)	94	496	166	756	2,260	3,016
	138	25,184	11,098	36,420	14,344	50,764
Pretax income (loss)	$1,110	$(5,474)	$10,127	$5,763	$(12,062)	$(6,299)
Total assets at end of quarter	$1,517,529	$10,860,903	$2,045,113	$14,423,545	$452,681	$14,876,226

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

The Agencies' capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
March 31, 2026	$736,807	$565,233	11%	6%	$456,161	$207,798
December 31, 2025	$682,481	$569,435	9%	6%	$514,626	$211,818

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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our aggregation and securitization activities, including mortgage servicing rights (“MSRs”), senior and subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate and credit-linked MBS, interest-only ("IO") and principal-only ("PO") stripped MBS, and Agency floating rate collateralized mortgage obligations ("CMOs").

We are externally managed by Pennymac Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our loan acquisitions related to our acquisitions of correspondent loans for our aggregation and securitization activities are facilitated by PennyMac Loan Services, LLC (“PLS”) which also performs servicing activities for our loans and MSRs. PCM and PLS are both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

A significant portion of our operations involves Government-Sponsored Enterprises ("GSEs"), specifically the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively as the "Agencies".

We operate our business in three segments: credit sensitive strategies, interest rate sensitive strategies and aggregation and securitization (formerly referred to as correspondent production). Non-segment activities are included in our corporate operations.

Our segment and corporate activities are described below.

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our aggregation and securitization activities, subordinate and credit-linked MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency pass through MBS and structured products (including IO and PO MBS and floating rate CMOs), senior non-Agency MBS and the related interest rate hedging activities.
•
The aggregation and securitization segment represents our operations in purchasing, pooling and reselling newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We sell the loans we acquire through our aggregation and securitization activities primarily to the Agencies and also sell loans to other non-affiliate entities. We also securitize certain of our loans directly and retain interests, such as senior and subordinate MBS, from these securitizations.

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

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $1.0 billion at March 31, 2026.

Subordinate Mortgage-Backed Securities

Subordinate MBS provide us with a higher yield than senior MBS. However, we incur credit risk since subordinate MBS are the first securities to absorb credit losses relating to the underlying loans. We purchased $4.0 million of MBS backed by residential transition loans during the quarter ended March 31, 2026. We sold our holdings of the credit-linked securities that we account for as MBS that we purchased from nonaffiliates during the year ended 2025.

As the result of the Company’s consolidation of the variable interest entities ("VIEs") that issued certain of our holdings of subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in those securities as loans held for investment and reflect the related securities that we sell to nonaffiliates as asset-backed financings. We invested approximately $189.2 million in such non-Agency subordinate MBS during the quarter ended March 31, 2026 and we held approximately $844.1 million of such securities at March 31, 2026.

Interest Rate Sensitive Investments

Mortgage servicing rights

During the quarter ended March 31, 2026, we received approximately $40.3 million of MSRs as proceeds from sales of loans held for sale. At March 31, 2026, we held MSRs at fair value of approximately $3.6 billion.

Agency, non-Agency and structured MBS

Our investment portfolio includes REIT-eligible Agency MBS and structured products (IO and PO stripped MBS and floating rate CMOs) and senior non-Agency MBS. During the quarter ended March 31, 2026, we sold approximately $477.4 million of our fixed-rate pass-through Agency MBS. At March 31, 2026, the total fair value of these investments was approximately $3.8 billion.

During the quarter ended March 31, 2026, we invested approximately $12.1 million in senior non-Agency MBS from our securitizations of loans secured by investment properties. We account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings as described above. At March 31, 2026, we held senior non-Agency securities totaling approximately $93.6 million from our securitizations of loans secured by investment properties.

Aggregation and Securitization

Our aggregation and securitization activities involve the acquisition and sale of newly originated prime credit quality residential loans. We acquire loans on a flow basis from correspondent loan sellers facilitated by PLS, as well as through direct bulk purchases of loans from PLS or other nonaffiliate parties. Mortgage aggregation and securitization serves as the source of our investments in MSRs, non-Agency securitizations and, previously, CRT arrangements. Our sales of loans from our aggregation and securitization and investment activities are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$2,217,203	$2,613,958
To PennyMac Financial Services, Inc.	—	20,437,666
	$2,217,203	$23,051,624
Net gains on loans held for sale	$22,910	$12,344
Investments resulting from aggregation and securitization:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$201,301	$94,021
Receipt of MSRs as proceeds from sales of loans	40,281	47,009
Total investments resulting from aggregation and securitization activities	$241,582	$141,030

(1)
The trusts issuing these securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by nonaffiliates being shown as Asset-backed financings of variable interest entities at fair value.

Beginning in July 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such loans to us. Accordingly, we no longer purchase government loans, and we have the right to purchase up to 100% of PLS's non-government delegated correspondent production. During the quarter ended March 31, 2026, we purchased newly originated prime credit quality residential loans with fair values totaling $4.8 billion as compared to $24.0 billion for the quarter ended March 31, 2025, from our aggregation and securitization business.

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

A portion of our activities, including our aggregation and securitization business, is conducted in our taxable REIT subsidiary (“TRS”), which is subject to corporate federal and state income taxes. Accordingly, we make a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

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

Non-Cash Investment Income

A substantial portion of our net investment income is comprised of non-cash items, including fair value adjustments and recognition of the fair value of assets created and liabilities incurred in loan sales transactions. Because we have elected, or are required by accounting principles generally accepted in the United States (“GAAP”), to record certain of our financial assets (comprised of MBS, loans held for sale and loans held for investment), our derivatives and CRT strips, our MSRs, and our asset-backed financings and IO security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended March 31,
	2026	2025
	(dollars in thousands)
Net (losses) gains on investments and financings
Mortgage-backed securities	$(33,407)	$64,855
Loans held for investment	(65,803)	28,681
CRT arrangements	(610)	(12,648)
Interest-only security payable	3,418	(1,732)
Asset-backed financings	62,236	(29,423)
	(34,166)	49,733
Net gains on loans held for sale (1)	24,096	70,306
Net loan servicing fees‒MSR valuation adjustments (2)	55,343	(81,079)
	$45,273	$38,960
Net investment income	$82,134	$44,465
Non-cash items as a percentage of net investment income	55%	88%

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

Business Trends

Recent macroeconomic and federal government actions related to trade, tariffs, government cost reduction initiatives, military action, inflation, and interest rates have contributed to volatility in financial markets and uncertainty regarding the economic outlook. Elevated interest rates in recent years have constrained growth in the mortgage origination market, which mortgage industry economists currently project will increase from $1.9 trillion in 2025 to $2.3 trillion in 2026.

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

We expect to purchase a portion of PLS's conventional conforming correspondent loans and all non-Agency correspondent loans in the second quarter of 2026. We also expect to continue investing in subordinate MBS generated from non-Agency securitizations, which is expected to increase our asset-back financing of VIEs.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2026	2025
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$83,586	$(27,210)
Loan production income (1)	25,285	15,496
Net (losses) gains on investments and financings	(23,063)	62,313
Net interest expense	(3,659)	(6,046)
Other	(15)	(88)
Net investment income	82,134	44,465
Expenses	55,239	50,764
Pretax income (loss)	26,895	(6,299)
Provision for (benefit from) income taxes	2,279	(15,979)
Net income	24,616	9,680
Dividends on preferred shares	10,455	10,455
Net income (loss) attributable to common shareholders	$14,161	$(775)
Pretax income by segment and corporate:
Credit sensitive strategies	$16,460	$1,110
Interest rate sensitive strategies	7,991	(5,474)
Aggregation and securitization	16,417	10,127
Corporate operations	(13,973)	(12,062)
	$26,895	$(6,299)
Annualized return on average common shareholders' equity	4.2%	(0.2)%
Earnings (losses) per common share
Basic	$0.16	$(0.01)
Diluted	$0.16	$(0.01)
Dividends per common share	$0.40	$0.40

	March 31, 2026	December 31, 2025
Total assets	$22,502,692	$21,346,882
Book value per common share	$14.98	$15.25
Closing price per common share	$11.66	$12.55

(1)
Includes net gains on sales of loans and loan origination fees.

Our results of operations increased by $14.9 million during the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025, reflecting the effect of increased gains on our CRT-related investments and MSRs partially offset by increased losses on MBS.

The increase in pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $15.7 million increase in net gains on our CRT arrangements as market credit spreads (which represent the interest rate premium demanded by investors for instruments over those that are considered “risk free”) tightened, which resulted in higher fair values during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025.
•
Our interest rate sensitive strategies segment recognized a $110.8 million increase in net servicing fees primarily driven by a reduction in MSR valuation losses due to increases in interest rates during the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025. Net interest expense also decreased by $2.5 million, which further contributed to the overall increase in net results. These benefits were partially offset by a $99.3 million increase in valuation losses on MBS.
•
Our aggregation and securitization segment recognized a $10.6 million increase in gain on sale during the quarter ended March 31, 2026, primarily driven by higher correspondent lock volumes and margins, including higher volumes of jumbo loans, as well as favorable non-Agency execution.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Net loan servicing fees	$83,586	$(27,210)
Net gains on loans held for sale	22,910	12,344
Loan origination fees	2,375	3,152
Net (losses) gains on investments and financings	(23,063)	62,313
Net interest expense	(3,659)	(6,046)
Other	(15)	(88)
	$82,134	$44,465

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Loan servicing fees	$150,959	$156,116
Effect of mortgage servicing rights and hedging results	(67,373)	(183,326)
Net loan servicing fees	$83,586	$(27,210)

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Contractually specified servicing fees	$147,592	$152,199
Ancillary and other fees:
Late charges	1,071	1,027
Other	2,296	2,890
	3,367	3,917
	$150,959	$156,116
Average UPB of underlying loans	$214,185,523	$225,515,018

Loan servicing fees are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the unpaid principal balance (“UPB”) of the loans serviced and we collect these fees from borrower payments. Other loan servicing fees are comprised primarily of borrower-contracted fees, such as late charges and reconveyance fees, as well as incentive fees we receive from the Agencies for loss mitigation activities and fees charged to correspondent lenders for loans repaid by the borrower shortly after purchase.

The change in contractually-specified fees during the quarter ended March 31, 2026 is due primarily to the slight reduction in our MSR servicing portfolio, reflecting a reduction in the volume of loans we acquire for sale, as well as a decline in the weighted average servicing fee of the MSRs.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$45,587	$(55,831)
Recapture income from PFSI	5,807	1,208
Hedging results	(11,881)	(39,944)
	39,513	(94,567)
Realization of expected cash flows	(106,886)	(88,759)
	$(67,373)	$(183,326)
Average balance of mortgage servicing rights	$3,609,820	$3,816,665

Changes in fair value due to changes in valuation inputs used in our valuation model are affected by the magnitude of the interest rate changes and the interest rate and prepayment sensitivities of the MSRs, which are based on the relationship of the interest rates of the underlying mortgages to the level of market interest rates. Changes in fair value due to changes in valuation inputs used in our valuation model during the quarter ended March 31, 2026 reflect the effects of expectations for slower future prepayments of the underlying loans due to increases in interest rates which extended the expected life of the servicing cash flows during the quarter ended March 31, 2026 compared to the same period in 2025.

We have an agreement with PFSI that requires that when PFSI refinances a loan for which we held the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report. The increase in loan recapture income from PFSI reflects elevated refinancing activity within our MSR portfolio due to declines and volatility in interest rates before the end of the quarter ended March 31, 2026, when interest rates were lower.

Hedging results during the quarter ended March 31, 2026 were primarily attributable to the impact of increasing interest rates as well as the embedded costs of maintaining the hedge positions. Our hedging activities are intended to manage our net exposure across all interest rate sensitive strategies, which include MSRs, MBS and related tax effects.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized as well as realized prepayment performance.

Following is a summary of our loan servicing portfolio:

	March 31, 2026	December 31, 2025
	(in thousands)
UPB of loans outstanding	$212,198,589	$215,781,639
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,295,456	$2,605,536
90 or more days delinquent:
Not in foreclosure	$1,009,465	$1,032,221
In foreclosure	$139,801	$118,768
Bankruptcy	$362,786	$355,808

Following is a summary of characteristics of our MSR servicing portfolio as of March 31, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Freddie Mac	$104,697,213	380	3.9%	52	296	$276	762	75%	55%	0.6%
Fannie Mae	102,946,525	407	3.8%	62	288	$253	757	76%	51%	1.0%
Other (2)	4,554,851	15	5.2%	43	315	$301	763	72%	58%	0.8%
	$212,198,589	802	3.9%	57	293	$265	760	75%	53%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Gains on Loans Held for Sale

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$(40,257)	$(1,915)
Hedging activities	39,071	(58,062)
	(1,186)	(59,977)
Non-cash gains:
Receipt of MSRs in loan sale transactions	40,281	47,009
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(310)	(304)
Reduction in liability due to change in estimate	442	1,168
	132	864
Changes in fair value of financial instruments held at end of quarter:
Interest rate lock commitments	(5,621)	4,174
Loans	13,304	(13,444)
Hedging derivatives	(24,000)	31,703
	(16,317)	22,433
	24,096	70,306
Total from nonaffiliates	22,910	10,329
From PFSI—cash	—	2,015
	$22,910	$12,344

Interest rate lock commitments issued on loans held for sale (unpaid principal balance):
To nonaffiliates	$3,706,378	$2,735,356
To PFSI	—	22,095,355
	$3,706,378	$24,830,711
Acquisition of loans for sale (unpaid principal balance):
To nonaffiliates	$445,426	$2,781,722
To PFSI	4,296,778	20,223,633
	$4,742,204	$23,005,355

The changes in Net gains on loans held for sale at fair value during the quarter ended March 31, 2026, as compared to the same period in 2025, were primarily driven by higher correspondent lock volumes and margins, including higher volumes of jumbo loans, as well as favorable non-Agency execution.

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

The MSRs and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates change as circumstances change, and changes in these estimates are recognized in our consolidated statements of operations in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our income.

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

We recorded a provision for losses relating to representations and warranties relating to current period loan sales of $310,000 and $304,000 for the quarters ended March 31, 2026 and 2025, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of quarter	$16,207	$15,289
New indemnifications	675	493
Less: indemnified loans sold, repaid or refinanced	—	—
Loans indemnified at end of period	$16,882	$15,782
Indemnified loans indemnified by correspondent lenders at end of quarter	$6,045	$6,045
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$6,108	$5,488
Repurchase activity (unpaid principal balance):
Loans repurchased	$3,601	$4,846
Less:
Loans repurchased by correspondent sellers	3,611	4,783
Loans resold or repaid by borrowers	1,286	2,703
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$(1,296)	$(2,640)
Losses charged to liability for representations and warranties	$—	$67
At end of quarter:
Loans subject to representations and warranties	$211,156,467	$220,977,898
Liability for representations and warranties	$5,152	$5,955

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans held for sale at fair value. We recorded a $0.4 million and $1.2 million reduction in liability for representations and warranties during the quarters ended March 31, 2026 and 2025, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the quarter ended March 31, 2026, reflecting an overall decrease in our purchase volume of loans for sale. The reduction is related to activity-based expenses, including tax service fees and boarding fees associated with loans held for sale.

Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Mortgage-backed securities	$(33,407)	$64,855
Loans held for investment	(65,803)	28,681
CRT arrangements	13,911	(1,800)
Asset-backed financings	62,236	(29,423)
	$(23,063)	$62,313

The decrease in net gains on investments for the quarter ended March 31, 2026, as compared to the same period in 2025, was primarily due to losses from our investments in MBS as interest rates increased, partially offset by increased gains in our CRT arrangements as credit spreads tightened during the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025.

Mortgage-Backed Securities

During the quarter ended March 31, 2026, we recognized net valuation losses of $33.4 million, as compared to valuation gains of $64.9 million for the same period in 2025. The loss recognized reflects increasing interest rates during the quarter ended March 31, 2026, as compared to decreasing interest rates during the quarter ended March 31, 2025.

Loans Held for Investment at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment held in VIEs and Asset-backed financings of variable interest entities at fair value recorded combined net valuation losses of $3.6 million during the quarter ended March 31, 2026, as compared to a net loss of $0.7 million during the quarter ended March 31, 2025. The net loss during the quarter ended March 31, 2026 reflects the losses on the underlying assets exceeding the gains on the asset-backed financing as the result of increasing interest rates, which unfavorably affected the fair value of our net investments.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,548	$2,803
Valuation changes	(2,416)	(823)
	132	1,980
Credit risk transfer strips
Realized	8,555	9,777
Valuation changes	1,806	(11,825)
	10,361	(2,048)
Interest-only security payable at fair value — valuation changes	3,418	(1,732)
	13,911	(1,800)
Interest income — Deposits securing credit risk transfer arrangements	8,892	11,675
	$22,803	$9,875

Net payments made to settle losses on credit risk transfer arrangements	$1,368	$1,243

	March 31, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,174	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(4,062)	(5,999)
Deposits securing credit risk transfer arrangements	969,725	1,009,334
Interest-only security payable at fair value	(34,232)	(37,650)
	$961,605	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,174	$32,659
Deposits securing credit risk transfer arrangements (1)	$969,725	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$18,715,937	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$18,166,705	$18,908,261
30-89 days delinquent	$363,958	$413,295
90-179 days delinquent	$96,209	$110,486
180 or more days delinquent	$62,748	$57,798
Foreclosure	$26,317	$27,690
Bankruptcy	$60,687	$68,426

(1)
Deposits securing credit risk transfer strip liabilities arrangements also secure $4.1 million and $6.0 million in CRT strip and CRT derivative liabilities at March 31, 2026 and December 31, 2025, respectively.

The performance of our investments in CRT arrangements during the quarter ended March 31, 2026 reflects credit spread tightening during the quarter ended March 31, 2026 as compared to credit spreads widening during the quarter ended March 31, 2025.

Net Interest Expense

Net interest expense: is summarized below:

	Quarter ended March 31, 2026			Quarter ended March 31, 2025
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$4,976	$572,549	3.52%	$5,686	$517,590	4.47%
Mortgage-backed securities	56,249	4,268,685	5.34%	58,234	4,059,457	5.83%
Loans held for sale	39,563	2,615,661	6.13%	33,235	1,997,488	6.77%
Loans held for investment	133,759	9,695,900	5.59%	33,679	2,626,335	5.21%
Deposits securing CRT arrangements	8,892	999,630	3.61%	11,675	1,101,503	4.31%
	243,439	18,152,425	5.44%	142,509	10,302,373	5.63%
Placement fees relating to custodial funds	31,448			32,029
Other	1,204			1,553
	$276,091	$18,152,425	6.17%	$176,091	$10,302,373	6.95%
Liabilities:
Assets sold under agreements to repurchase	$91,392	$7,812,433	4.74%	$81,148	$6,180,911	5.34%
Mortgage loan participation purchase and sale agreements	31	—	—	152	8,653	7.14%
Notes payable secured by credit risk transfer and mortgage servicing assets	41,260	2,316,141	7.22%	55,255	2,830,048	7.94%
Unsecured senior notes	20,274	977,333	8.41%	13,613	708,917	7.81%
Asset-backed financings	120,540	8,827,189	5.54%	28,715	2,633,042	4.43%
	273,497	19,933,096	5.56%	178,883	12,361,571	5.88%
Interest shortfall on repayments of loans serviced for Agency securitizations	4,430			1,429
Interest on loan impound deposits	1,696			1,454
Other	127			371
	279,750	$19,933,096	5.69%	182,137	$12,361,571	5.99%
	$(3,659)			$(6,046)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended March 31, 2026
	vs.
	Quarter ended March 31, 2025
	Increase (decrease) due to changes in
	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,276)	$566	$(710)
Mortgage-backed securities	(4,949)	2,964	(1,985)
Loans held for sale	(3,302)	9,630	6,328
Loans held for investment	2,637	97,443	100,080
Deposits securing CRT arrangements	(1,776)	(1,007)	(2,783)
	(8,666)	109,596	100,930
Placement fees relating to custodial funds			(581)
Other			(349)
	$(8,666)	$109,596	$100,000
Liabilities:
Assets sold under agreements to repurchase	$(9,674)	$19,918	$10,244
Mortgage loan participation purchase and sale agreements	(61)	(60)	(121)
Notes payable secured by credit risk transfer and mortgage servicing assets	(4,641)	(9,354)	(13,995)
Unsecured senior notes	1,130	5,531	6,661
Asset-backed financings	8,781	83,044	91,825
	(4,465)	99,079	94,614
Interest shortfall on repayments of loans serviced for Agency securitizations			3,001
Interest on loan impound deposits			242
Other			(244)
	(4,465)	99,079	97,613
	$(4,201)	$10,517	$2,387

The decrease in net interest expense during the quarter ended March 31, 2026, as compared to the same period in 2025, is due to an increased volume of interest earning assets held for investment and decreased costs of repurchase agreement financing in relation to the long-lived assets they finance, along with reduced note payable financing of MSRs and CRT arrangements.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$19,723	$21,729
Management fees	6,762	7,012
Loan fulfillment fees	5,737	5,290
Professional services	13,501	6,982
Compensation	2,976	2,970
Loan collection and liquidation	2,124	1,969
Safekeeping	855	1,110
Loan origination	213	686
Other	3,348	3,016
	$55,239	$50,764

Expenses increased $4.5 million, or 9%, during the quarter ended March 31, 2026, as compared to the same period in 2025, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$155	$223
Loans held for investment	516	168
Mortgage servicing rights	19,052	21,338
	$19,723	$21,729
Average investment in loans:
Held for sale	$2,615,661	$1,997,488
Held for investment	$9,695,900	$2,626,335
Average MSR portfolio unpaid principal balance	$214,185,523	$225,515,018

Mortgage servicing rights recapture fees	$5,807	$1,208
Unpaid principal balance of loans recaptured	$550,998	$159,472

Loan servicing fees decreased by $2.0 million during the quarter ended March 31, 2026, as compared to the same period in 2025, reflecting a decrease in the MSR portfolio as well as reduction in the subservicing fee rate implemented in October 2025, as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Base fee	$6,762	$7,012
Average shareholders' equity amounts used to calculate base management fee expense	$1,828,237	$1,895,785

Management fees decreased by $250,000 during the quarter ended March 31, 2026, as compared to the same period in 2025. This decrease reflects the effect of the decrease in our average shareholders’ equity on our base management fee.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees increased by $0.4 million during the quarter ended March 31, 2026, as compared to the same period in 2025. The increase was due to the increase in the volume of loans purchased for sale to nonaffiliates and an increase in our non-Agency sales and securitizations. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $6.5 million during the quarter ended March 31, 2026, as compared to the same period in 2025, due to increased legal and consulting fees in support of the increase in our securitization activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $155,000 during the quarter ended March 31, 2026, as compared to the same period in 2025, due to increased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Bank service charges	$1,015	$697
Common overhead allocation from PFSI	949	982
Technology	489	415
Insurance	486	450
Other	409	472
	$3,348	$3,016

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

The Company’s effective tax rate was 8.5% and 253.7% with consolidated pretax income of $26.9 million and pretax loss of $6.3 million for the quarters ended March 31, 2026 and March 31, 2025, respectively. The Company’s TRS recognized a tax expense of $2.9 million on pretax income of $964,000 for the quarter ended March 31, 2026. For the same period in 2025, the TRS recognized a tax benefit of $17.2 million on a pretax loss of $75.3 million. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of March 31, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The 2017 Tax Cuts and Jobs Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends which was made permanent under the One Big Beautiful Bill Act of 2025.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2026	2025
	(in thousands)
Assets
Cash and short-term investments	$401,647	$462,488
Mortgage-backed securities at fair value	3,765,539	4,452,859
Loans held for sale	2,349,895	2,699,398
Loans held for investment	10,867,942	8,532,644
Derivative assets	54,589	55,943
Deposits securing credit risk transfer arrangements	969,725	1,009,334
Mortgage servicing rights and servicing advances	3,703,179	3,741,532
	22,112,516	20,954,198
Other	390,176	392,684
Total assets	$22,502,692	$21,346,882
Liabilities
Debt:
Short-term	$7,300,692	$8,018,601
Long-term:
Recourse	3,081,051	3,286,428
Non-recourse	9,937,747	7,826,953
	13,018,798	11,113,381
	20,319,490	19,131,982
Other	316,646	327,569
Total liabilities	20,636,136	19,459,551
Shareholders’ equity	1,866,556	1,887,331
Total liabilities and shareholders’ equity	$22,502,692	$21,346,882

Total assets increased by approximately $1.2 billion, or 5%, from December 31, 2025 to March 31, 2026, primarily due to an increase of $2.3 billion in Loans held for investment at fair value, offset by a reduction of $687.3 million in Mortgage-backed securities at fair value and a decrease of $349.5 million in Loans held for sale at fair value. The increase in Loans held for investments at fair value reflect the Company’s ongoing securitizations of loans in non-Agency securitizations. As described in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, such transactions are accounted for as on-balance sheet financings, with the loans included in Loans held for investment at fair value and the securities sold treated as Asset-backed financings of variable interest entities at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below:

Aggregation and Securitization

Following is a summary of our acquisitions of mortgage loans for our aggregation and securitization activities at fair value:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Aggregation and securitization loan purchases:
GSE-eligible loans (1)	$3,656,582	$12,194,110
Jumbo	1,087,312	348,740
Non-qualified	89,615	—
Government insured or guaranteed (2)	—	11,449,035
	$4,833,509	$23,991,885

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to or with other investors, including PLS.
(2)
Through June 30, 2025, the Company sold all of its loans eligible for inclusion in Ginnie Mae securities to PLS. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans.

The Company earned a sourcing fee for all loans that it purchased from correspondent sellers and subsequently sold to PLS as described in Note 4 – Transactions with Related Parties – Operating Activities – Aggregation and Securitization Activities.

During the quarter ended March 31, 2026, we purchased for sale $4.8 billion in fair value of loans related to our aggregation and securitization activities as compared to $24.0 billion during the quarter ended March 31, 2025. The decrease in loan purchases relates to PFSI's assumption of the role of initial purchaser of correspondent loans starting July 1, 2025 as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Credit sensitive assets:
Loans secured by owner-occupied properties and jumbo loans, net of associated asset-backed financing (subordinate MBS)	$189,240	$65,535
Subordinate bond secured by residential transition loans	4,000	—
	193,240	65,535

Interest rate sensitive assets:
Mortgage servicing rights received in loan sales	40,281	47,009
Loans secured by owner occupied properties, net of associated asset-backed financing (senior MBS)	12,061	28,486
Agency fixed-rate pass-through securities	(477,360)	—
	(425,018)	75,495
	$(231,778)	$141,030

Our acquisitions during the quarters ended March 31, 2026 and 2025 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2026				December 31, 2025
			Average				Average
	Fair value	Principal/ notional	Life (in years)	Coupon	Fair value	Principal/ notional	Life (in years)	Coupon
	(dollars in thousands)
Agency pass-through	$2,266,153	$2,246,463	7.4	5.4%	$2,850,447	$2,805,895	7.6	5.3%
Floating rate collateralized mortgage obligations	829,592	822,780	7.1	4.8%	855,997	850,172	6.8	5.0%
Principal-only stripped	455,909	549,048	4.4	0.1%	521,129	610,256	4.1	0.1%
Senior non-Agency	138,456	142,612	6.0	5.3%	152,784	155,369	5.4	5.4%
Subordinate residential transition	4,000	4,000	3.9	9.1%	—	—	—	—
	3,694,110	$3,764,903			4,380,357	$4,421,692
Interest-only stripped securities	71,429	$333,848	7.5	4.8%	72,502	$344,592	7.7	4.8%
	$3,765,539				$4,452,859

Our Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	March 31, 2026	December 31, 2025
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets - CRT derivatives	$30,174	$32,659
Derivative and credit risk transfer strip liabilities- CRT strips	(4,062)	(5,999)
Deposits securing CRT arrangements	969,725	1,009,334
Interest-only security payable at fair value	(34,232)	(37,650)
	$961,605	$998,344
UPB of loans subject to credit guarantee obligations	$18,715,937	$19,517,530

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of March 31, 2026:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(in millions)
UPB:
Outstanding	$3,949	$8,896	$2,303	$2,011	$1,555	$2	$18,716
Liquidations:
Balances	$2.3	$13.7	$67.5	$177.4	$129.1	$63.2	$453.2
Losses	$0.2	$1.9	$7.1	$22.7	$14.0	$7.9	$53.8
Modifications (1):
Balances	$74.1	$590.5	$319.3	$—	$—	$—	$983.9
Losses	$2.7	$29.6	$22.4	$—	$—	$—	$54.7
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.2%	36.8%	35.1%	36.7%	35.8%
Origination:
FICO credit score	765	754	735	743	750	749	753
Loan-to value ratio	80.6%	83.3%	83.5%	82.6%	80.6%	76.9%	82.4%
Current loan-to value ratio (2)	48.3%	48.2%	46.4%	41.5%	37.1%	36.1%	46.4%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$425	$902	$299	$223	$314	$1	$2,164
Florida	430	844	291	208	160	—	1,933
Texas	454	760	182	171	186	—	1,753
Virginia	214	398	85	90	107	—	894
Maryland	157	386	107	117	103	—	870
Other	2,269	5,606	1,339	1,202	685	1	11,102
	$3,949	$8,896	$2,303	$2,011	$1,555	$2	$18,716

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,339	$3,022	$816	$683	$479	$—	$6,339
West	859	1,876	588	451	455	1	4,230
Southwest	1,009	1,939	430	395	280	—	4,053
Northeast	375	1,129	273	294	200	1	2,272
Midwest	367	930	196	188	141	—	1,822
	$3,949	$8,896	$2,303	$2,011	$1,555	$2	$18,716

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current - 89 Days	$3,931	$8,816	$2,250	$1,985	$1,547	$2	$18,531
90 - 179 Days	8	44	26	12	6	—	96
180+ Days	6	27	19	9	2	—	63
Foreclosure	4	9	8	5	—	—	26
	$3,949	$8,896	$2,303	$2,011	$1,555	$2	$18,716
Bankruptcy	$3	$32	$13	$9	$4	$—	$61

Cash Flows

Our cash flows for the quarters ended March 31, 2026 and 2025 are summarized below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Operating activities	$(2,529,366)	$(594,267)
Investing activities	1,265,532	40,228
Financing activities	1,205,822	464,286
Net cash flows	$(58,012)	$(89,753)

Our cash flows resulted in a net decrease in cash of $58.0 million during the quarter ended March 31, 2026, as discussed below.

Operating activities

Cash used in operating activities totaled $2.5 billion during the quarter ended March 31, 2026, as compared to cash used in our operating activities of $594.3 million during the quarter ended March 31, 2025. Cash flows from operating activities are influenced by cash flows from loans held for sale as shown below:

	Quarter ended March 31,
	2026	2025
	(in thousands)
Operating cash flows from:
Loans held for sale	$(2,619,907)	$(945,106)
Other	90,541	350,839
	$(2,529,366)	$(594,267)

The primary source of negative operating cash flow from loans held for sale relates to the transfer of loans to held for investment pursuant to our securitization activities. The securitization of portions of our aggregation and securitization activities and cash received from such securitizations is accounted for as a financing activity. We may sell these loans based on market conditions before committing to securitize the loans.

Investing activities

Net cash provided by our investing activities was $1.3 billion for the quarter ended March 31, 2026, driven by significant sales of MBS, as compared to net cash provided by our investing activities of $40.2 million for the quarter ended March 31, 2025.

Financing activities

Net cash provided by our financing activities was $1.2 billion for the quarter ended March 31, 2026, as compared to net cash provided by our financing activities of $464.3 million for the quarter ended March 31, 2025. This change primarily reflects the increase in borrowings required to finance newly created investments from our ongoing securitization efforts during the quarter ended March 31, 2026.

As discussed below in Liquidity and Capital Resources, we continually evaluate and pursues additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash earnings are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

We expect to continue investing in subordinate MBS generated from non-Agency securitizations which are also expected to increase our VIEs' asset-backed financings.

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

A substantial portion of our balance sheet includes assets that are shown as their underlying assets as opposed to the securitized form in which they are held. These assets and the reason for their accounting treatment are discussed in Note 6—Variable Interest Entities to the consolidated financial statements included in this Report. The following table adjusts the presentation of our balance sheet to a more creditor-aligned view of the relationship of our debt to the assets in the securitized form those assets are financed. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as presented in compliance with GAAP.

	March 31, 2026
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$401,647	$—	$401,647	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	3,623,083	—	3,623,083	3,589,576	—	3,589,576
Senior non-agency securities	138,456	—	138,456	134,415	—	134,415
Subordinate residential transition	4,000	—	4,000	2,800	—	2,800
Credit risk transfer securities relating to consolidated variable interest entities	—	961,605	961,605	115,606	595,633	711,239
Non-agency securities relating to consolidated variable interest entities	—	837,462	837,462	746,063	—	746,063
	3,765,539	1,799,067	5,564,606	4,588,460	595,633	5,184,093
Loans held for sale at fair value	2,349,895	—	2,349,895	2,179,518	—	2,179,518
Loans held for investment at fair value	10,867,942	(10,866,292)	1,650	—	—	—
Derivative assets	54,589	(30,174)	24,415	—	—	—
Deposits securing credit risk transfer arrangements	969,725	(969,725)	—	—	—	—
Mortgage servicing rights and servicing advances	3,703,179	125,315	3,828,494	532,714	1,800,912	2,333,626
	22,112,516	(9,941,809)	12,170,707	7,300,692	2,396,545	9,697,237
Other	390,176	—	390,176	—	—	—
Total assets and secured financing	$22,502,692	$(9,941,809)	$12,560,883	$7,300,692	$2,396,545	9,697,237

Unsecured debt						684,506
Debt excluding non-recourse						10,381,743
Debt in consolidated variable interest entities (2)						9,937,747
Total debt (3)						$20,319,490
Equity						$1,866,556
Debt-to equity ratio:
Excluding non-recourse debt (4)						5.6:1
Total (5)						10.9:1

(1)
The balance sheet information depicted under the column captioned “Consolidated” represents information prepared in compliance with GAAP. The subsequent columns reflect non-GAAP adjustments to deconsolidate the assets held in the trusts issuing beneficial interests in those assets and to provide investors with a more creditor-aligned view of how our debt relates to the assets we finance. After adjustment, the assets are shown in the securitized form in which they are financed which excludes non-recourse debt which we refer to as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheet. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as presented in compliance with GAAP.
(2)
Does not include adjustments for credit risk transfer strip liabilities of $4.1 million.
(3)
Excludes non-debt liabilities of $316.6 million included in total liabilities on our consolidated balance sheet.
(4)
Total debt reduced by asset-backed financings and interest-only security payable, divided by shareholders’ equity.
(5)
Total debt divided by shareholders’ equity.

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2026	2025
	(in thousands)
Average balance outstanding	$7,812,433	$6,180,911
Maximum daily balance outstanding	$8,673,233	$7,068,600
Ending balance (UPB)	$7,304,211	$6,210,008

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales related to our aggregation and securitization activities. The total facility size of our Assets sold under agreements to repurchase was approximately $13.0 billion at March 31, 2026.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and

All repurchase agreements that matured between March 31, 2026 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2026:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$488,626
Santander US Capital	106,237
Bank of America, N.A.	89,543
Goldman Sachs & Co. LLC	79,567
Nomura Holdings America, Inc.	75,114
Citibank, N.A.	60,910
RBC Capital Markets, L.P.	43,348
JPMorgan Chase & Co.	42,705
Morgan Stanley & Co. LLC	41,320
Wells Fargo Securities, LLC	28,737
Barclays Capital Inc.	12,066
BNP Paribas	11,212
Bank of Montreal	8,485
Daiwa Capital Markets America Inc.	4,891
Mizuho Financial Group	2,079
$1,094,840

Unsecured Senior Notes

Exchangeable Senior Notes

In May and June 2024, PMC issued $216.5 million aggregate principal amount of 8.5% Exchangeable Senior Notes due 2029 that mature on June 1, 2029 (the “exchangeable senior notes”). On December 15, 2025 and December 22, 2025, PMC separately issued $75 million principal amount (for a total of $150 million principal amount) of exchangeable senior notes. The exchangeable senior notes issued in the December 2025 offerings were issued as further reopenings of, and are part of the same series with, the exchangeable senior notes that PMC previously issued in May and June 2024. Upon completion of the December 2025 offerings, the aggregate principal amount of outstanding exchangeable senior notes was $366.5 million.

Senior Notes

In September 2023, the Company issued $53.5 million principal amount of unsecured 8.50% senior notes due September 30, 2028 (the “2028 Senior Notes”). In February 2025, the Company issued $172.5 million principal amount of unsecured 9.00% senior notes due February 15, 2030 and in June 2025, the Company issued $105 million principal amount of unsecured 9.00% senior notes due June 15, 2030 (collectively, the “2030 Senior Notes”). The 2028 Senior Notes may be redeemed on or after September 30, 2025, the 2030 Senior Notes issued in February 2025 may be redeemed on or after February 15, 2027 and the 2030 Senior Notes issued in June 2025 may be redeemed on or after June 15, 2027, in each case at 100% of the principal amount plus accrued and unpaid interest up to, but excluding, the redemption date. The 2028 Senior Notes and the 2030 Senior Notes are referred to collectively as the “Senior Notes”. No “sinking fund” will be provided for the Senior Notes.

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

March 31, 2026
(in thousands)
Loans held for sale at fair value	$2,349,895
Mortgage servicing rights at fair value	3,748,984
Other assets
From nonaffiliates	626,525
From PFSI	18,763
From non-issuer or non-guarantor subsidiaries (1)	445,350
Total assets	$7,189,517

Total liabilities
Payable to nonaffiliates	$2,043,537
Payable to PFSI	5,079,387
Payable to non-issuer or non-guarantor subsidiaries	14,858
$7,137,782

Quarter ended March 31, 2026
(in thousands)
Net investment income
From nonaffiliates	$130,330
From PFSI	5,807
From non-issuer or non-guarantor subsidiaries (1)	(106,541)
29,596
Expenses
From nonaffiliates	16,862
From PFSI	28,700
45,562
Pre-tax income	(15,966)
Provision for income taxes	(4,127)
Net income	$(11,839)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of March 31, 2026.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2026, we have not entered into any off-balance sheet arrangements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2026, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$179,162	$128,047	$91,559	$(107,215)	$(164,335)	$(471,301)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2026, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Option-adjusted spread	$167,914	$81,911	$40,461	$(39,505)	$(78,085)	$(152,590)
Prepayment speed	$215,518	$104,187	$51,246	$(49,635)	$(97,738)	$(189,634)
Annual per-loan cost of servicing	$63,164	$31,582	$15,791	$(15,791)	$(31,582)	$(63,164)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$31,788	$15,680	$7,788	$(7,689)	$(15,274)	$(30,154)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(8,843)	$(5,340)	$(2,448)	$2,083	$3,832	$5,300

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended March 31, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
January 1, 2026 – January 31, 2026	—	$—	—	$73,353
February 1, 2026 –February 28, 2026	—	$—	—	$73,353
March 1, 2026 – March 31, 2026	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

As of March 31, 2026, the following trustees or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On March 19, 2026, Greg Hendry, the Company’s Chief Accounting Officer, adopted a trading plan to sell up to 12,218 shares of the Company’s Common Shares. The trading plan will expire on December 31, 2026. Mr. Hendry’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended March 31, 2026, none of our trustees or officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

10.1†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2026).	*

10.2†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (Non-Employee Trustee) (2026).	*

10.3†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2019 Equity Incentive Plan (2026).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (ii) the Consolidated Statements of Operations for the quarter ended March 31, 2026 and March 31, 2025, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter ended March 31, 2026 and March 31, 2025, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2026 and March 31, 2025 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 5, 2026	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)