Form 10-Q
period 2026-06-30
PennyMac Mortgage Investment Trust
filed 2026-08-04
CIK 1464423

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Shares of Beneficial Interest, $0.01 par value	87,202,362

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025
	(in thousands, except share information)
ASSETS
Cash	$225,238	$271,970
Short-term investments at fair value	195,612	190,518
Mortgage-backed securities at fair value pledged to creditors	4,075,660	4,452,859
Loans held for sale at fair value ($3,171,272 and $2,676,700 pledged to creditors, respectively)	3,195,343	2,699,398
Loans held for investment at fair value ($12,456,657 and $8,530,939 pledged to creditors, respectively)	12,458,249	8,532,644
Derivative assets with nonaffiliates ($30,301 and $32,659 pledged to creditors, respectively)	44,184	49,696
Derivative assets with PennyMac Financial Services, Inc.	5,239	6,247
Deposits securing credit risk transfer arrangements pledged to creditors	947,900	1,009,334
Mortgage servicing rights at fair value ($3,503,566 and $3,582,211 pledged to creditors, respectively)	3,575,603	3,644,702
Servicing advances ($51,147 and $78,430 pledged to creditors, respectively)	64,318	96,830
Due from PennyMac Financial Services, Inc.	17,456	19,100
Other	288,788	373,584
Total assets	$25,093,590	$21,346,882
LIABILITIES
Assets sold under agreements to repurchase	$8,395,226	$8,018,601
Notes payable secured by credit risk transfer and mortgage servicing assets	2,481,131	2,258,128
Unsecured senior notes	685,276	1,028,300
Interest-only security payable at fair value	34,299	37,650
Asset-backed financings of variable interest entities at fair value	11,358,602	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates at fair value	9,047	6,932
Derivative liabilities with PennyMac Financial Services, Inc.	1,234	2,257
Accounts payable and accrued liabilities	135,742	168,498
Due to PennyMac Financial Services, Inc.	18,929	17,122
Income taxes payable	115,490	127,476
Liability for losses under representations and warranties	5,240	5,284
Total liabilities	23,240,216	19,459,551

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,202,362 and 87,016,604 shares, respectively	872	870
Additional paid-in capital	1,929,303	1,927,804
Accumulated deficit	(618,283)	(582,825)
Total shareholders’ equity	1,853,374	1,887,331
Total liabilities and shareholders’ equity	$25,093,590	$21,346,882

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE) are summarized below:

	June 30,	December 31,
	2026	2025
	(in thousands)
ASSETS
Loans held for investment at fair value	$12,456,657	$8,530,939
Derivative assets	30,301	32,659
Deposits securing credit risk transfer arrangements	947,900	1,009,334
Other—interest receivable	44,183	35,675
	$13,479,041	$9,608,607
LIABILITIES
Asset-backed financings of the variable interest entities at fair value	$11,358,602	$7,789,303
Interest-only security payable at fair value	34,299	37,650
Derivative and credit risk transfer strip liabilities at fair value	5,428	5,999
Accounts payable and accrued liabilities—interest payable	44,183	35,675
	$11,442,512	$7,868,627

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands, except earnings (loss) per common share)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$144,403	$153,111	$291,995	$305,310
Other	5,076	5,127	8,443	9,044
	149,479	158,238	300,438	314,354
Change in fair value of mortgage servicing rights	(81,464)	(75,128)	(142,763)	(219,718)
Mortgage servicing rights hedging results	(32,831)	(60,637)	(44,712)	(100,581)
	35,184	22,473	112,963	(5,945)
From PennyMac Financial Services, Inc.	4,857	1,474	10,664	2,682
Net loan servicing fees	40,041	23,947	123,627	(3,263)
Net gains on loans held for sale at fair value:
From nonaffiliates	15,292	15,148	38,202	25,477
From PennyMac Financial Services, Inc.	—	2,658	—	4,673
Net gains on loans held for sale at fair value	15,292	17,806	38,202	30,150
Loan origination fees	2,206	3,385	4,581	6,537
Net gains (losses) on investments and financings	22,301	33,680	(762)	95,993
Net interest expense:
Interest income	304,250	196,481	580,341	372,572
Interest expense	311,345	205,149	591,095	387,286
Net interest expense	(7,095)	(8,668)	(10,754)	(14,714)
Results of real estate acquired in settlement of loans	(61)	—	(109)	(142)
Other	45	51	78	105
Net investment income	72,729	70,201	154,863	114,666
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	19,640	21,645	39,363	43,374
Management fees	6,810	6,869	13,572	13,881
Loan fulfillment fees	5,023	5,814	10,760	11,104
Professional services	11,627	8,362	25,128	15,344
Compensation	3,390	2,836	6,366	5,806
Loan collection and liquidation	1,680	2,385	3,804	4,354
Safekeeping	931	1,228	1,786	2,338
Loan origination	14	666	227	1,352
Other	6,794	3,390	10,142	6,406
Total expenses	55,909	53,195	111,148	103,959
Income before (benefit from) provision for income taxes	16,820	17,006	43,715	10,707
(Benefit from) provision for income taxes	(14,099)	9,472	(11,820)	(6,507)
Net income	30,919	7,534	55,535	17,214
Dividends on preferred shares of beneficial interest	10,455	10,455	20,910	20,910
Net income (loss) attributable to common shareholders	$20,464	$(2,921)	$34,625	$(3,696)
Earnings (loss) per common share
Basic	$0.23	$(0.04)	$0.40	$(0.05)
Diluted	$0.23	$(0.04)	$0.40	$(0.05)
Weighted average common shares outstanding
Basic	87,202	87,012	87,142	86,960
Diluted	87,290	87,012	87,283	86,960

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2026
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2026	22,400	$541,482	87,192	$872	$1,927,759	$(603,557)	$1,866,556
Net income	—	—	—	—	—	30,919	30,919
Share-based compensation	—	—	11	—	1,544	—	1,544
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(35,190)	(35,190)
Balance at June 30, 2026	22,400	$541,482	87,203	$872	$1,929,303	$(618,283)	$1,853,374

	Quarter ended June 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at March 31, 2025	22,400	$541,482	87,011	$870	$1,924,902	$(564,536)	$1,902,718
Net income	—	—	—	—	—	7,534	7,534
Share-based compensation	—	—	6	—	838	—	838
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,990)	(34,990)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645

Statements continued on next page

	Six months ended June 30, 2026
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2025	22,400	$541,482	87,017	$870	$1,927,804	$(582,825)	$1,887,331
Net income	—	—	—	—	—	55,535	55,535
Share-based compensation	—	—	186	2	1,499	—	1,501
Dividends:
Preferred shares	—	—	—	—	—	(20,910)	(20,910)
Common shares ($0.80 per share)	—	—	—	—	—	(70,083)	(70,083)
Balance at June 30, 2026	22,400	$541,482	87,203	$872	$1,929,303	$(618,283)	$1,853,374

	Six months ended June 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	17,214	17,214
Share-based compensation	—	—	156	1	673	—	674
Dividends:
Preferred shares	—	—	—	—	—	(20,910)	(20,910)
Common shares ($0.80 per share)	—	—	—	—	—	(69,833)	(69,833)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$55,535	$17,214
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights	142,763	219,718
Mortgage servicing rights hedging results	44,712	100,581
Net gains on loans held for sale	(38,202)	(30,150)
Net losses (gains) on investments and financings	762	(95,993)
Accrual of unearned discounts and amortization of purchase premiums on mortgage-backed securities, loans held for investment, and asset-backed financings, net	4,677	(15,350)
Amortization of debt issuance costs	9,244	8,212
Results of real estate acquired in settlement of loans	109	142
Share-based compensation expense	2,643	1,801
Purchase of loans held for sale from nonaffiliates	(625,326)	(53,673,734)
Purchase of loans held for sale from PennyMac Financial Services, Inc.	(9,378,680)	(1,689,692)
Sale to nonaffiliates and repayment of loans held for sale	4,319,419	4,983,696
Sale of loans held for sale to PennyMac Financial Services, Inc.	—	47,382,225
Repurchase of loans subject to representations and warranties	(8,894)	(13,097)
Decrease in servicing advances	32,424	34,464
Decrease in due from PennyMac Financial Services, Inc.	1,644	1,121
Decrease in other assets	11,757	164,693
(Decrease) increase in accounts payable and accrued liabilities	(33,103)	2,423
Increase in due to PennyMac Financial Services, Inc.	1,807	398
Decrease in income taxes payable	(11,986)	(8,535)
Net cash used in operating activities	(5,468,695)	(2,609,863)
Cash flows from investing activities
Net increase in short-term investments	(5,094)	(5,388)
Purchase of mortgage-backed securities	(490,407)	(37,082)
Sale and repayment of mortgage-backed securities	852,629	230,814
Repayment of loans held for investment	1,124,601	145,907
Net settlement of derivative financial instruments	(2,617)	2,581
Distribution from credit risk transfer arrangements	83,334	71,269
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(2,402)	(391)
Sale of real estate acquired in settlement of loans	117	686
Decrease (increase) in margin deposits	30,931	(95,252)
Net cash provided by investing activities	1,591,092	313,144

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Six months ended June 30,
	2026	2025
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	27,866,274	71,996,262
Repurchase of assets sold under agreements to repurchase	(27,491,390)	(71,672,592)
Issuance of mortgage loan participation purchase and sale agreements	—	608,627
Repayment of mortgage loan participation purchase and sale agreements	—	(611,745)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	351,693	50,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(128,331)	(316,594)
Issuance of unsecured senior notes	—	277,500
Repayment of unsecured senior notes	(345,000)	—
Issuance of asset-backed financings of variable interest entities	4,773,912	2,236,766
Repayment of asset-backed financings of variable interest entities	(1,098,613)	(143,356)
Payment of debt issuance costs	(5,886)	(11,225)
Payment of dividends to preferred shareholders	(20,910)	(20,910)
Payment of dividends to common shareholders	(69,736)	(69,681)
Payment of vested share-based compensation tax withholdings	(1,142)	(1,127)
Net cash provided by financing activities	3,830,871	2,321,925
Net (decrease) increase in cash	(46,732)	25,206
Cash at beginning of period	271,970	337,694
Cash at end of period	$225,238	$362,900
Supplemental cash flow information
Payments, net:
Income taxes	$165	$2,028
Interest	$601,424	$398,397
Non-cash investing activities:
Reclassification of loans held for sale to loans held for investment resulting from securitization activities	$5,170,290	$2,480,700
Receipt of mortgage servicing rights as proceeds from sales of loans	$71,262	$91,039
Non-cash financing activities:
Dividends declared, not paid	$35,190	$34,990

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three reportable segments: credit sensitive strategies, interest rate sensitive strategies and aggregation and securitization (formerly referred to as correspondent production); all other activities are included in corporate. The segments’ investment activities are summarized below:

•
The credit sensitive strategies segment represents the Company’s investments in credit risk transfer (“CRT”) arrangements referencing loans from its own aggregation and securitization (“CRT arrangements”) and subordinate residential mortgage-backed securities (“MBS”).
•
The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), Agency and senior non-Agency MBS, and collateralized mortgage obligations ("CMOs") and the related interest rate hedging activities.
•
The aggregation and securitization segment represents the Company’s purchasing, pooling and reselling or financing newly originated prime credit quality loans either directly or in the form of MBS, using the services of Pennymac Capital Management, LLC (“PCM”) and PennyMac Loan Services, LLC (“PLS”), both wholly-owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including CRT arrangements, subordinate MBS, Agency and senior Non-Agency MBS, CMOs, loans and MSRs.

The Company is exposed to fair value risk and credit risk. As a result of prevailing market conditions, including changes in market interest rates, the Company may be required to recognize losses associated with adverse changes to the fair value of its investments in MBS, CMOs, loans, CRT arrangements and MSRs. The Company is exposed to credit losses arising from its investments in CRT arrangements and subordinate MBS.

Fair Value Risk

The Company carries its non-cash financial assets and MSRs at fair value with changes in fair value included in its results of operations:

•
The fair value of MSRs is sensitive to changes in prepayment speed expectations and experience, the returns demanded by market participants and estimates of cost to service the underlying loans;
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

The Company’s retention of credit risk through its investment in CRT arrangements and subordinate MBS subjects it to risks associated with delinquency and foreclosure similar to the risks of loss associated with owning the underlying loans, which is greater than the risk of loss associated with selling loans to the Agencies without the retention of credit risk in the case of CRT arrangements and investing in senior MBS in the case of subordinate MBS.

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

Operating Activities

Servicing Agreement

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's portfolio of MSRs and loans.

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
•
PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees, pass through of Agency incentive fees for loss mitigation activities and fees for processing insurance and guarantee claims on defaulted loans.

The Servicing Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

MSR Recapture Agreement

The Company has an MSR recapture agreement with PLS. Pursuant to the terms of the MSR recapture agreement, if PLS refinances (recaptures) mortgage loans for which the Company previously held the MSRs, PLS is generally required to pay cash to the Company in an amount equal to:

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance ("UPB") of all refinance mortgage loans originated in such month, plus the aggregate UPB of all "preserved mortgage loans" originated in such month, to (ii) the aggregate UPB of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate UPB of all "preserved mortgage loans" originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. PFSI has further agreed to allocate sufficient resources to target a recapture rate of at least 30%.

The MSR recapture agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$145	$285	$300	$508
Loans held for investment	1,118	226	1,634	394
Mortgage servicing rights	18,377	21,134	37,429	42,472
	$19,640	$21,645	$39,363	$43,374
Average investment in loans:
Held for sale	$2,666,049	$2,204,825	$2,640,993	$2,101,729
Held for investment	$11,633,874	$3,766,027	$10,670,256	$3,199,308
Average MSR portfolio unpaid principal balance	$210,239,293	$222,991,951	$212,214,382	$224,208,538

Mortgage servicing rights recapture fees	$4,857	$1,474	$10,664	$2,682
Unpaid principal balance of loans recaptured	$481,158	$183,050	$1,032,156	$342,522

Aggregation and Securitization Activities

Mortgage Banking Services Agreement

The Company is provided fulfillment and other services for the operation of its aggregation and securitization activities under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data, documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans; sale of loans through secondary mortgage markets; and correspondent seller performance and credit monitoring on behalf of the Company.

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

Effective January 1, 2025, fulfillment fees in any quarter shall not exceed the following:

•
the product of (i) the sum of $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and (ii) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT before sale or securitization, divided by the total number of non-Ginnie Mae loan commitments issued during the quarter (in each case as determined after applying the applicable pull-through factor) plus
•
the product of (i) the sum of $315 for each purchased loan up to and including 16,500 per quarter and $195 for each purchased loan in excess of 16,500 per quarter, and (ii) the number of loans purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, divided by the total number of non-Ginnie Mae loans purchased during the quarter, plus
•
$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac.

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

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18 month period unless terminated in accordance with the terms of the agreement.

The Company may also purchase newly originated conforming balance non-government insured or guaranteed loans from PLS under the mortgage loan purchase agreement.

Following is a summary of aggregation and securitization activities between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Loan fulfillment fees earned by PLS	$5,023	$5,814	$10,760	$11,104
Unpaid principal balance of loans fulfilled by PLS	$2,564,511	$3,085,840	$5,361,055	$5,867,562

Sourcing fees received from PLS included in Net gains on loans held for sale		$2,658		$4,673
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured		$12,966,563		$24,158,443
Conventional conforming		13,520,693		22,481,489
		$26,487,256		$46,639,932

Purchases of loans held for sale from PLS (1)	$4,998,391	$1,034,884	$9,378,680	$1,689,692

Tax service fees paid to PLS		$502		$979

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

“High watermark” is the annual adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “common shareholders' equity”) in that year exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS Yield (the “Target Yield”) for the year then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark is reset to zero. As a result, the threshold amount required for the PCM to earn a performance incentive fee is adjusted cumulatively based on the performance of the Company’s net income over (or under) the Target Yield, until the net income in excess of the Target Yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The high watermark is calculated based on the two years preceding the fiscal year for which the incentive fee is calculated, and will never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period.

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

Following is a summary of management fee expenses:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Base management fee	$6,810	$6,869	$13,572	$13,881
Performance incentive fee	—	—	—	—
	$6,810	$6,869	$13,572	$13,881
Average shareholders' equity amounts used to calculate base management fee expense	$1,820,944	$1,836,690	$1,824,591	$1,866,238

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$4,257	$4,963	$10,398	$9,564
Overhead	4,022	982	4,971	1,963
Compensation	1,599	1,628	3,198	3,257
	$9,878	$7,573	$18,567	$14,784
Payments and settlements during the period (1)	$13,014	$32,628	$31,344	$60,676

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares during the six months ended June 30, 2026 and 2025.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2026	December 31, 2025
	(in thousands)
Due from PFSI-Miscellaneous receivables	$17,456	$19,100

Due to PFSI:
Management fees	$6,810	$6,856
Loan servicing fees	6,536	6,669
Allocated expenses and costs	5,583	3,161
Aggregation and securitization costs	—	436
	$18,929	$17,122

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs incurred on its behalf. Such amounts are included in various of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	June 30, 2026	December 31, 2025
	(in thousands)
Servicing advances	$64,318	$96,830
Other assets-Real estate acquired in settlement of loans	743	655
	$65,061	$97,485

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cash flows:
Proceeds from sales	$2,102,216	$2,369,738	$4,319,419	$4,983,696
Loan servicing fees	$137,838	$153,111	$277,741	$305,310

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	June 30, 2026	December 31, 2025
	(in thousands)
Unpaid principal balance of loans outstanding	$205,356,694	$212,581,934
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,379,599	$2,583,158
90 or more days delinquent:
Not in foreclosure	$970,934	$1,025,111
In foreclosure	$144,185	$118,503
Bankruptcy	$380,266	$351,890

Custodial funds managed by the Company (1)	$3,287,288	$2,758,142

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

Following is a summary of the CRT arrangements:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,044	$2,632	$4,592	$5,435
Valuation changes	215	2,743	(2,201)	1,920
	2,259	5,375	2,391	7,355
Credit risk transfer strips
Realized	8,644	9,950	17,199	19,727
Valuation changes	(1,125)	5,524	681	(6,301)
	7,519	15,474	17,880	13,426
Interest-only security payable at fair value — valuation changes	(67)	(599)	3,351	(2,331)
	9,711	20,250	23,622	18,450
Interest income — Deposits securing credit risk transfer arrangements	8,481	11,401	17,373	23,076
	$18,192	$31,651	$40,995	$41,526

Net payments made to settle losses on credit risk transfer arrangements	$1,159	$1,225	$2,527	$2,468

	June 30, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,301	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,428)	(5,999)
Deposits securing credit risk transfer arrangements	947,900	1,009,334
Interest-only security payable at fair value	(34,299)	(37,650)
	$938,474	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,301	$32,659
Deposits securing credit risk transfer arrangements (1)	$947,900	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$18,089,855	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$17,597,227	$18,908,261
30-89 days delinquent	$340,562	$413,295
90-179 days delinquent	$79,095	$110,486
180 or more days delinquent	$51,370	$57,798
Foreclosure	$21,601	$27,690
Bankruptcy	$56,129	$68,426

(1)
Deposits securing credit risk transfer arrangements also secure $5.4 million and $6.0 million in CRT strip liabilities at June 30, 2026 and December 31, 2025, respectively.

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

Following is a summary of the Company’s investment in senior and subordinate MBS backed by assets held in consolidated VIEs:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings:
Loans held for investment at fair value	$(28,484)	$13,600	$(94,248)	$42,312
Asset-backed financings of variable interest entities at fair value	40,652	(14,793)	102,888	(44,216)
Interest income	160,571	50,687	294,325	84,360
Interest expense	155,854	46,449	276,394	75,164
	$16,885	$3,045	$26,571	$7,292

	June 30, 2026	December 31, 2025
	(in thousands)
Loans held for investment at fair value	$12,456,657	$8,530,939
Asset-backed financings of variable interest entities at fair value	$11,358,602	$7,789,303
Retained interests at fair value pledged to secure Assets sold under agreements to repurchase	$1,077,164	$648,159

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$195,612	$—	$—	$195,612
Mortgage-backed securities	—	4,006,726	68,934	4,075,660
Loans held for sale	—	3,193,032	2,311	3,195,343
Loans held for investment	—	12,456,657	1,592	12,458,249
Derivative assets with nonaffiliates:
Put options on interest rate futures purchase contracts	6,410	—	—	6,410
Forward purchase contracts	—	500	—	500
Forward sale contracts	—	3,769	—	3,769
Swaptions	—	14,091	—	14,091
Credit risk transfer derivatives	—	—	30,301	30,301
Total derivative assets with nonaffiliates before netting	6,410	18,360	30,301	55,071
Netting	—	—	—	(10,887)
Total derivative assets with nonaffiliates after netting	6,410	18,360	30,301	44,184
Derivative assets with PennyMac Financial Services, Inc.:
Forward purchase contracts	—	1,088	—	1,088
Interest rate lock commitments	—	—	4,179	4,179
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,088	4,179	5,267
Netting	—	—	—	(28)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,088	4,179	5,239
Mortgage servicing rights	—	—	3,575,603	3,575,603
	$202,022	$19,675,863	$3,682,920	$23,549,890
Liabilities:
Interest-only security payable	$—	$—	$34,299	$34,299
Asset-backed financings of variable interest entities	—	11,358,602	—	11,358,602
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	42	—	42
Forward sale contracts	—	14,435	—	14,435
Total derivative liabilities with nonaffiliates before netting	—	14,477	—	14,477
Netting	—	—	—	(10,858)
Total derivative liabilities with nonaffiliates after netting	—	14,477	—	3,619
Credit risk transfer strips	—	—	5,428	5,428
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	14,477	5,428	9,047
Derivative liabilities with PennyMac Financial Services, Inc:
Forward purchase contracts	—	28	—	28
Interest rate lock commitments	—	—	1,234	1,234
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	28	1,234	1,262
Netting	—	—	—	(28)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	28	1,234	1,234
	$—	$11,373,107	$40,961	$11,403,182

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$190,518	$—	$—	$190,518
Mortgage-backed securities	—	4,380,357	72,502	4,452,859
Loans held for sale	—	2,695,817	3,581	2,699,398
Loans held for investment	—	8,530,939	1,705	8,532,644
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	1,289	—	—	1,289
Put options on interest rate futures purchase contracts	4,109	—	—	4,109
Forward purchase contracts	—	4,113	—	4,113
Forward sale contracts	—	2,381	—	2,381
Credit risk transfer derivatives	—	—	32,659	32,659
Total derivative assets with nonaffiliates before netting	5,398	6,494	32,659	44,551
Netting	—	—	—	5,145
Total derivative assets with nonaffiliates after netting	5,398	6,494	32,659	49,696
Derivative assets with PennyMac Financial Services, Inc.:
Interest rate lock commitments	—	—	4,605	4,605
Forward purchase contracts	—	1,784	—	1,784
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,784	4,605	6,247
Mortgage servicing rights	—	—	3,644,702	3,644,702
	$195,916	$15,615,391	$3,759,754	$19,576,064
Liabilities:
Interest-only security payable	$—	$—	$37,650	$37,650
Asset-backed financings of variable interest entities	—	7,789,303	—	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	158	—	158
Forward sale contracts	—	17,340	—	17,340
Total derivative liabilities with nonaffiliates before netting	—	17,498	—	17,498
Netting	—	—	—	(16,565)
Total derivative liabilities with nonaffiliates after netting	—	17,498	—	933
Credit risk transfer strips	—	—	5,999	5,999
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	17,498	5,999	6,932
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	2,257	2,257
Forward purchase contracts	—	142	—	142
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	142	2,257	2,257
	$—	$7,806,943	$45,906	$7,836,142

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended June 30, 2026
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2026	$71,429	$2,084	$1,650	$30,174	$(3,273)	$(4,062)	$3,623,979	$3,721,981
Purchases and issuances	—	5,293	—	—	8,958	—	—	14,251
Repayments and sales	(3,954)	(5,075)	(54)	(2,132)	—	(8,885)	—	(20,100)
Accrual of unearned discounts	1,845	—	—	—	—	—	—	1,845
Amounts received pursuant to sales of loans	—	—	—	—	—	—	30,981	30,981
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(386)	9	(4)	2,259	490	7,519	(81,464)	(71,577)
	(386)	9	(4)	2,259	490	7,519	(81,464)	(71,577)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(3,230)	—	—	(3,230)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	2,107	2,107
Balance, June 30, 2026	$68,934	$2,311	$1,592	$30,301	$2,945	$(5,428)	$3,575,603	$3,676,258
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2026	$(386)	$(4)	$(7)	$215	$2,945	$(1,125)	$(81,464)	$(79,826)

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2026
(in thousands)
Interest-only security payable:
Balance, March 31, 2026	$34,232
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	67
67
Balance, June 30, 2026	$34,299
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2026	$67

	Quarter ended June 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, March 31, 2025	$81,043	$5,451	$1,815	$28,474	$4,619	$(15,885)	$3,770,034	$3,875,551
Purchases and issuances	—	3,103	—	—	3,553	—	—	6,656
Repayments and sales	(4,524)	(1,540)	(20)	(2,702)	—	(10,068)	—	(18,854)
Accrual of unearned discounts	2,165	—	—	—	—	—	—	2,165
Amounts received pursuant to sales of loans	—	—	—	—	—	—	44,030	44,030
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	368	151	59	5,375	4,529	15,474	(75,128)	(49,172)
	368	151	59	5,375	4,529	15,474	(75,128)	(49,172)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(6,216)	—	—	(6,216)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	170	170
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2025	$368	$(96)	$58	$2,743	$6,485	$5,524	$(75,128)	$(60,046)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended June 30, 2025
(in thousands)
Interest-only security payable:
Balance, March 31, 2025	$35,954
Change in fair value included in income arising from:
Change in instrument - specific credit risk	—
Other factors	599
599
Balance, June 30, 2025	$36,553
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2025	$599

	Six months ended June 30, 2026
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2025	$72,502	$3,581	$1,705	$32,659	$2,348	$(5,999)	$3,644,702	$3,751,498
Purchases and issuances	—	8,894	—	—	14,228	—	—	23,122
Repayments and sales	(8,061)	(10,025)	(70)	(4,749)	—	(17,309)	—	(40,214)
Accrual of unearned discounts	3,810	—	—	—	—	—	—	3,810
Amounts received pursuant to sales of loans	—	—	—	—	—	—	71,262	71,262
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	683	(139)	(43)	2,391	(3,446)	17,880	(142,763)	(125,437)
	683	(139)	(43)	2,391	(3,446)	17,880	(142,763)	(125,437)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(10,185)	—	—	(10,185)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	2,402	2,402
Balance, June 30, 2026	$68,934	$2,311	$1,592	$30,301	$2,945	$(5,428)	$3,575,603	$3,676,258
Changes in fair value recognized during the period relating to assets still held at June 30, 2026	$683	$(150)	$(47)	$(2,201)	$2,945	$681	$(142,763)	$(140,852)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2026
(in thousands)
Interest-only security payable:
Balance, December 31, 2025	$37,650
Change in fair value included in income arising from:
Change in instrument - specific credit risk	—
Other factors	(3,351)
(3,351)
Balance, June 30, 2026	$34,299
Change in fair value recognized during the period relating to liability outstanding at June 30, 2026	$(3,351)

	Six months ended June 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	3,131	—	—	8,152	—	—	11,283
Repayments and sales	(9,160)	(4,218)	(40)	(5,585)	—	(19,845)	—	(38,848)
Accrual of unearned discount	4,450	—	—	—	—	—	—	4,450
Amounts received pursuant to sales of loans	—	—	—	—	—	—	91,039	91,039
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(2,498)	281	28	7,355	11,920	13,426	(219,718)	(189,206)
	(2,498)	281	28	7,355	11,920	13,426	(219,718)	(189,206)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(14,031)	—	—	(14,031)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	391	391
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Changes in fair value recognized during the period relating to assets still held at June 30, 2025	$(2,498)	$(56)	$27	$1,920	$6,485	$(6,301)	$(219,718)	$(220,141)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Six months ended June 30, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,331
2,331
Balance, June 30, 2025	$36,553
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2025	$2,331

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	June 30, 2026			December 31, 2025
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans held for sale:
Current through 89 days delinquent	$3,193,864	$3,131,455	$62,409	$2,696,128	$2,627,441	$68,687
90 or more days delinquent:
Not in foreclosure	134	134	—	1,273	1,271	2
In foreclosure	1,345	1,653	(308)	1,997	2,289	(292)
	1,479	1,787	(308)	3,270	3,560	(290)
	$3,195,343	$3,133,242	$62,101	$2,699,398	$2,631,001	$68,397
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$12,452,163	$12,246,747	$205,416	$8,529,906	$8,353,814	$176,092
90 or more days delinquent:
Not in foreclosure	4,494	5,255	(761)	700	844	(144)
In foreclosure	—	—	—	333	428	(95)
	4,494	5,255	(761)	1,033	1,272	(239)
	12,456,657	12,252,002	204,655	8,530,939	8,355,086	175,853
Distressed:
Current through 89 days delinquent	315	407	(92)	371	476	(105)
90 or more days delinquent:
Not in foreclosure	1,072	2,949	(1,877)	942	2,553	(1,611)
In foreclosure	205	725	(520)	392	1,120	(728)
	1,277	3,674	(2,397)	1,334	3,673	(2,339)
	1,592	4,081	(2,489)	1,705	4,149	(2,444)
	$12,458,249	$12,256,083	$202,166	$8,532,644	$8,359,235	$173,409

Following are the changes in fair value included in current period results of operations by consolidated statements of operations line item, for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2026
	Net loan servicing fees	Net gains on loans held for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$426	$9,604	$10,030
Loans held for sale	—	29,400	—	—	29,400
Loans held for investment	—	—	(28,488)	(16,569)	(45,057)
Credit risk transfer strips	—	—	7,519	—	7,519
Mortgage servicing rights	(81,464)	—	—	—	(81,464)
	$(81,464)	$29,400	$(20,543)	$(6,965)	$(79,572)
Liabilities:
Interest-only security payable	$—	$—	$(67)	$—	$(67)
Asset-backed financings of VIEs	—	—	40,652	(819)	39,833
	$—	$—	$40,585	$(819)	$39,766

	Quarter ended June 30, 2025
	Net loan servicing fees	Net gains on loans held for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$14,564	$7,582	$22,146
Loans held for sale	—	34,080	—	—	34,080
Loans held for investment	—	—	13,659	(3,488)	10,171
Credit risk transfer strips	—	—	15,474	—	15,474
Mortgage servicing rights	(75,128)	—	—	—	(75,128)
	$(75,128)	$34,080	$43,697	$4,094	$6,743
Liabilities:
Interest-only security payable	$—	$—	$(599)	$—	$(599)
Asset-backed financings of VIEs	—	—	(14,793)	505	(14,288)
	$—	$—	$(15,392)	$505	$(14,887)

	Six months ended June 30, 2026
	Net loan servicing fees	Net gains on loans held for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$(32,981)	$18,004	$(14,977)
Loans held for sale	—	28,981	—	—	28,981
Loans held for investment	—	—	(94,291)	(25,793)	(120,084)
Credit risk transfer strips	—	—	17,880	—	17,880
Mortgage servicing rights	(142,763)	—	—	—	(142,763)
	$(142,763)	$28,981	$(109,392)	$(7,789)	$(230,963)
Liabilities:
Interest-only security payable	$—	$—	$3,351	$—	$3,351
Asset-backed financings of VIEs	—	—	102,888	3,112	106,000
	$—	$—	$106,239	$3,112	$109,351

	Six months ended June 30, 2025
	Net loan servicing fees	Net gains on loans held for sale	Net gains (losses) on investments and financings	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$79,419	$17,652	$97,071
Loans held for sale	—	80,591	—	—	80,591
Loans held for investment	—	—	42,340	(4,175)	38,165
Credit risk transfer strips	—	—	13,426	—	13,426
Mortgage servicing rights	(219,718)	—	—	—	(219,718)
	$(219,718)	$80,591	$135,185	$13,477	$9,535
Liabilities:
Interest-only security payable	$—	$—	$(2,331)	$—	$(2,331)
Asset-backed financings of VIEs	—	—	(44,216)	1,873	(42,343)
	$—	$—	$(46,547)	$1,873	$(44,674)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2026	$—	$—	$164	$164
December 31, 2025	$—	$—	$30	$30

The following table summarizes the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Real estate acquired in settlement of loans	$(61)	$(14)	$(65)	$(50)

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

The Company estimates the fair values of the term notes and term loans included in Notes payable secured by credit risk transfer and mortgage servicing assets using indications of fair value provided by nonaffiliate brokers for the term notes and internal estimates of fair value for the term loans. The Company estimates the fair values of its Unsecured senior notes using a pricing service. The fair values and carrying values of these liabilities are summarized below:

	June 30, 2026		December 31, 2025
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,481,131	$2,490,007	$2,258,128	$2,268,438
Unsecured senior notes	$685,276	$706,427	$1,028,300	$1,073,341

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

Following are the key inputs used in determining the fair value of IO stripped MBS:

	June 30, 2026	December 31, 2025
Fair value (in thousands)	$68,934	$72,502
Key inputs (1)
Option-adjusted spread (2)
Range	3.8% – 4.2%	4.7% – 4.7%
Weighted average	3.8%	4.7%
Annual total prepayment speed (3)
Range	10.6% – 12.6%	11.0% – 13.6%
Weighted average	10.6%	11.0%
Equivalent life (in years)
Range	4.0 – 7.4	4.0 – 7.7
Weighted average	7.4	7.6

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

Loans

Fair value of loans is estimated based on whether the loans are saleable into active markets:

•
Loans that are saleable into active markets, comprised of most of the Company’s loans held for sale and all of the loans held for investment in VIEs, are categorized as “Level 2” fair value assets:
•
Fair values of loans held for sale categorized as “level 2” fair value assets are established using the loans’ contracted selling prices, quoted market prices or market price equivalents.

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
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representation and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
•
Fair values of loans held for sale categorized as “Level 3” fair value assets (home equity lines of credit and previously sold loans repurchased pursuant to representations and warranties) are estimated using a discounted cash flow approach or the loans' contracted selling prices when applicable. Inputs to the discounted cash flow model include current interest rates, payment statuses, property types, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.
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

The Company establishes fair value of its investment in CRT Arrangements based on indications of fair value provided by nonaffiliate brokers for the securities representing the beneficial interests in the trusts holding the Deposits securing credit risk transfer arrangements pledged to creditors, the IO ownership interest and the recourse obligations. The Company assesses the fair values it receives from nonaffiliate brokers using the discounted cash flow approach. The significant unobservable inputs used by the Company in its review and approval of the valuation of CRT derivatives are the discount rates, voluntary and involuntary prepayment speeds and the remaining loss expectations of the reference loans. Changes in fair value of CRT derivatives are included in Net gains (losses) on investments and financings in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$30,301	$32,659
UPB of loans in reference pools	$3,783,818	$4,555,682
Key inputs (1)
Discount rate
Range	9.3% – 10.4%	8.6% – 14.1%
Weighted average	9.3%	8.8%
Voluntary prepayment speed (2)
Range	7.3% – 8.3%	6.3% – 7.6%
Weighted average	7.4%	7.3%
Involuntary prepayment speed (3)
Range	0.1% – 0.2%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.0% – 0.1%	0.0% – 0.1%
Weighted average	0.1%	0.1%

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2026	December 31, 2025
Fair value of net (liabilities) assets (in thousands) (1)	$2,945	$2,348
Committed amount (in thousands)	$1,049,341	$1,207,859
Key inputs (2)
Pull-through rate
Range	48.5% – 100%	50.5% – 100%
Weighted average	80.9%	90.9%
MSR fair value expressed as
Servicing fee multiple
Range	2.9 – 7.9	1.7 – 8.4
Weighted average	4.8	5.4
Percentage of unpaid principal balance
Range	0.7% – 2.9%	0.4% – 3.2%
Weighted average	1.3%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net gains on loans held for sale at fair value, or Net gains (losses) on investments and financings, as applicable, in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$5,428	$5,999
Unpaid principal balance of loans in the reference pools	$14,306,037	$14,961,848
Key inputs (1)
Discount rate
Range	5.3% – 8.9%	5.0% – 8.6%
Weighted average	8.4%	8.1%
Voluntary prepayment speed (2)
Range	7.1% – 7.5%	7.0% – 7.5%
Weighted average	7.2%	7.1%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.4% – 1.4%	0.4% – 1.4%
Weighted average	0.5%	0.5%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
MSRs recognized (in thousands)	$30,981	$44,030	$71,262	$91,039
Unpaid principal balance of underlying loans (in thousands)	$1,890,845	$2,350,978	$4,088,510	$4,945,616
Weighted average annual servicing fee rate (in basis points)	29	32	31	32
Key inputs (1)
Prepayment speed (2)
Range	8.1% – 14.6%	9.4% – 15.5%	8.1% – 14.9%	9.4% – 15.5%
Weighted average	9.7%	9.6%	9.5%	9.7%
Equivalent average life (in years)
Range	5.5 – 9.0	3.8 – 8.2	3.7 – 9.0	3.7 – 8.2
Weighted average	8.1	8.1	8.1	8.0
Pricing spread (3)
Range	4.7% – 9.7%	5.2% – 7.3%	4.7% – 10.0%	5.2% – 7.3%
Weighted average	6.9%	5.3%	6.6%	5.4%
Annual per-loan cost of servicing
Range	$69 – $122	$69 – $87	$69 – $122	$68 – $87
Weighted average	$78	$69	$75	$69

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2026	December 31, 2025
Fair value (in thousands)	$3,575,603	$3,644,702
Unpaid principal balance of underlying loans (in thousands)	$208,426,764	$215,781,639
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.9%	3.9%
Key inputs (1)
Prepayment speed (2)
Range	6.9% – 26.8%	7.0% – 21.5%
Weighted average	7.1%	8.4%
Equivalent average life (in years)
Range	2.0 – 8.9	2.1 – 7.9
Weighted average	8.5	7.7
Effect on fair value (in thousands) of (3):
5% adverse change	$(42,931)	$(61,563)
10% adverse change	$(85,475)	$(120,960)
20% adverse change	$(168,902)	$(233,683)
Option-adjusted spread (4)
Range	3.2% – 6.3%	3.6% – 6.2%
Weighted average	4.6%	3.6%
Effect on fair value (in thousands) of (3):
5% adverse change	$(33,357)	$(30,295)
10% adverse change	$(67,581)	$(60,089)
20% adverse change	$(134,995)	$(118,218)
Annual per-loan cost of servicing
Range	$69 – $100	$68 – $90
Weighted average	$69	$68
Effect on fair value (in thousands) of (3):
5% adverse change	$(14,469)	$(15,979)
10% adverse change	$(28,939)	$(31,959)
20% adverse change	$(57,877)	$(63,918)

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

Real Estate Acquired in Settlement of Loans

REO is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either the price given in a pending contract of sale, a full appraisal, or a broker’s price opinion.

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$3,765,539	$4,035,862	$4,452,859	$4,063,706
Purchases	486,407	37,082	490,407	37,082
Sales	—	—	(477,360)	—
Repayments	(186,316)	(128,045)	(375,269)	(230,814)
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts, net	9,604	7,582	18,004	17,652
Valuation adjustments, net	426	14,564	(32,981)	79,419
	10,030	22,146	(14,977)	97,071
Balance at end of period	$4,075,660	$3,967,045	$4,075,660	$3,967,045

	June 30, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,075,660	$4,452,859

Following is a summary of the Company’s investments in MBS:

	June 30, 2026
Security type	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,159,819	$399	$18,377	$2,178,595
Floating rate collateralized mortgage obligations	1,282,079	418	8,487	1,290,984
Principal-only stripped	490,817	(102,044)	16,175	404,948
Senior non-Agency	132,088	(2,853)	(1,028)	128,207
Subordinate residential transition	4,000	—	(8)	3,992
	$4,068,803	$(104,080)	$42,003	4,006,726
Interest-only stripped	$320,761			68,934
				$4,075,660

Maturities of Mortgage-Backed Securities

MBS maturities (based on final maturity dates) are as follows:

	June 30, 2026
Security type	Total	Maturing after one year through five years	Maturing after ten years
	(in thousands)
Agency fixed-rate pass-through securities	$2,178,595	$—	$2,178,595
Floating rate collateralized mortgage obligations	1,290,984	—	1,290,984
Principal-only stripped securities	404,948	—	404,948
Senior non-Agency securities	128,207	—	128,207
Subordinate residential transition	3,992	3,992	—
Interest-only stripped securities	68,934	—	68,934
	$4,075,660	$3,992	$4,071,668

	December 31, 2025
Security type	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,805,895	$(2,125)	$46,677	$2,850,447
Floating rate collateralized mortgage obligations	850,172	(1,249)	7,074	855,997
Principal-only stripped	610,256	(115,385)	26,258	521,129
Senior non-Agency	155,369	(3,039)	454	152,784
	$4,421,692	$(121,798)	$80,463	4,380,357
Interest-only stripped	$344,592			72,502
				$4,452,859

Note 9—Loans Held for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans held for sale at fair value:

Loan type	June 30, 2026	December 31, 2025
	(in thousands)
Held for sale to nonaffiliates—GSE eligible (1)	$2,297,827	$2,232,706
Jumbo	658,169	433,027
Non-qualified	237,036	30,084
Home equity lines of credit	780	942
Repurchased pursuant to representations and warranties	1,531	2,639
	$3,195,343	$2,699,398
Loans pledged to secure Assets sold under agreements to repurchase	$3,171,272	$2,676,700

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

Following is a summary of the distribution of the Company’s loans held for investment at fair value:

Loan type	June 30, 2026	December 31, 2025
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by:
Non-owner occupied properties	$8,132,529	$6,332,497
Owner occupied properties	2,052,064	588,788
Fixed interest rate jumbo loans	2,272,064	1,609,654
	12,456,657	8,530,939
Distressed loans	1,592	1,705
	$12,458,249	$8,532,644
Loans held for investment pledged to secure Asset-backed financings at fair value (1)	$12,456,657	$8,530,939

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the
Company holds a portion of the beneficial interests in the VIEs. At June 30, 2026 and December 31, 2025, $1.1 billion and $648.2 million, respectively, of such retained interests were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer strip assets and liabilities are summarized below:

	June 30, 2026	December 31, 2025
	(in thousands)
Derivative assets with nonaffiliates	$44,184	$49,696
Derivative assets with PennyMac Financial Services, Inc.	$5,239	$6,247

Derivative liabilities with nonaffiliates	$3,619	$933
Credit risk transfer strip liabilities	5,428	5,999
	$9,047	$6,932
Derivative liabilities with PennyMac Financial Services, Inc.	$1,234	$2,257

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities at fair value and related margin deposits on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Nonaffiliates:
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	—	$—	$—	3,250,000	$1,289	$—
Put options on interest rate futures purchase contracts	1,975,000	6,410	—	2,500,000	4,109	—
Forward purchase contracts	1,612,960	500	42	3,703,628	4,113	158
Forward sale contracts	4,885,626	3,769	14,435	7,933,760	2,381	17,340
Bond futures	2,833,500	—	—	1,896,100	—	—
Swap futures	1,137,200	—	—	751,200	—	—
Swaptions	1,000,000	14,091	—	—	—	—
Other derivatives not subject to master netting arrangements:
CRT derivatives	3,783,818	30,301	—	455,682	32,659	—
Total derivative instruments before netting		55,071	14,477		44,551	17,498
Netting		(10,887)	(10,858)		5,145	(16,565)
		$44,184	$3,619		$49,696	$933
PennyMac Financial Services, Inc.:
Interest rate lock commitments not subject to master netting arrangements	1,049,341	4,179	1,234	1,207,859	4,605	2,257
Forward purchase contract subject to master netting arrangement	125,582	1,088	28	250,638	1,784	142
Total derivatives before netting		5,267	1,262		6,389	2,399
Netting		(28)	(28)		(142)	(142)
		$5,239	$1,234		$6,247	$2,257
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(29)			$21,710
Derivative assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$30,301			$32,659

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of June 30, 2026 and December 31, 2025, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
Non-affiliates:
CRT derivatives	$30,301	$—	$—	$30,301	$32,659	$—	$—	$32,659
RJ O’Brien & Associates, LLC	6,410	—	—	6,410	5,398	—	—	5,398
Morgan Stanley & Co. LLC	6,293	—	—	6,293	3,500	—	—	3,500
Barclays Capital Inc.	506	—	—	506	103	—	—	103
Citigroup Global Markets Inc.	374	—	—	374	217	—	—	217
Nomura	135	—	—	135	137	—	—	137
BNP Paribas	19	—	—	19	236	—	—	236
Mizuho Financial Group	12	—	—	12	442	—	—	442
Bank of America, N.A.	—	—	—	—	4,745	—	—	4,745
Goldman Sachs & Co. LLC	—	—	—	—	950	—	—	950
Wells Fargo Securities, LLC	—	—	—	—	603	—	—	603
Ellington Management	—	—	—	—	198	—	—	198
Metro Life Ins Co	—	—	—	—	151	—	—	151
J.P. Morgan Securities LLC	—	—	—	—	102	—	—	102
Other	134	—	—	134	255	—	—	255
	$44,184	$—	$—	$44,184	$49,696	$—	$—	$49,696
PennyMac Financial Services, Inc.	$5,239	$—	$—	$5,239	$6,247	$—	$—	$6,247

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

	June 30, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Non-affiliates:
Bank of America, N.A.	$1,697,771	$(1,697,583)	$—	$188	$1,074,334	$(1,074,334)	$—	$—
Santander US Capital	1,327,157	(1,327,157)	—	—	952,951	(952,933)	—	18
J.P. Morgan Securities LLC	1,007,543	(1,007,388)	—	155	1,536,038	(1,536,038)	—	—
Wells Fargo Securities, LLC	874,547	(874,297)	—	250	782,547	(782,547)	—	—
Atlas Securitized Products, L.P.	707,813	(707,813)	—	—	1,216,779	(1,216,779)	—	—
Barclays Capital Inc.	582,733	(582,733)	—	—	431,016	(431,016)	—	—
Citigroup Global Markets Inc.	512,479	(512,479)	—	—	397,162	(397,162)	—	—
RBC Capital Markets, L.P.	316,744	(316,744)	—	—	438,781	(438,781)	—	—
Nomura Holdings America, Inc	271,832	(271,832)	—	—	231,308	(231,308)	—	—
BNP Paribas	266,030	(266,030)	—	—	54,191	(54,191)	—	—
Goldman Sachs & Co. LLC	255,065	(254,477)	—	588	151,274	(151,274)	—	—
Bank of Montreal	209,904	(209,834)	—	70	160,388	(160,324)	—	64
Daiwa Capital Markets	176,124	(176,064)	—	60	195,268	(195,268)	—	—
Morgan Stanley & Co. LLC	124,569	(123,904)	—	665	319,500	(319,500)	—	—
Mizuho Financial Group	69,704	(69,704)	—	—	81,701	(81,701)	—	—
Other	1,643	—	—	1,643	851	—	—	851
	$8,401,658	$(8,398,039)	$—	$3,619	$8,024,089	$(8,023,156)	$—	$933
PennyMac Financial Services, Inc.	$1,234	$—	$—	$1,234	$2,257	$—	$—	$2,257

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statements of operations line	2026	2025	2026	2025
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale (1)	$6,218	$2,904	$597	$7,078
CRT derivatives	Net gains (losses) on investments and financings	$2,259	$5,375	$2,391	$7,355
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(8,706)	$(12,338)	$6,365	$(38,697)
Mortgage servicing rights	Net loan servicing fees	$(32,831)	$(60,637)	$(44,712)	$(100,581)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$3,623,979	$3,770,034	$3,644,702	$3,867,394
MSRs resulting from loan sales	30,981	44,030	71,262	91,039
Transfers to Agency of mortgage servicing rights relating to delinquent loans	2,107	170	2,402	391
Changes in fair value:
Due to changes in inputs used in valuation model (1)	18,904	22,713	64,491	(33,118)
Other changes in fair value (2)	(100,368)	(97,841)	(207,254)	(186,600)
	(81,464)	(75,128)	(142,763)	(219,718)
Balance at end of period (3)	$3,575,603	$3,739,106	$3,575,603	$3,739,106

(1)
Primarily reflects changes in prepayment speed, OAS, or pricing spread, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.
(3)
During June 2026, the Company entered into an agreement to sell a portfolio of conventional MSRs with an aggregate UPB of approximately $13.0 billion. The transaction is expected to close in August 2026.

	June 30, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,503,566	$3,582,211

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Contractually specified servicing fees	$144,403	$153,111	$291,995	$305,310
Ancillary and other fees:
Late charges	1,063	1,036	2,134	2,063
Other	4,013	4,091	6,309	6,981
	5,076	5,127	8,443	9,044
	$149,479	$158,238	$300,438	$314,354
Average UPB of underlying loans	$210,239,293	$222,991,951	$212,214,382	$224,208,538

Note 13— Other Assets

Other assets are summarized below:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Margin deposits	$137,476	$221,310
Interest receivable	83,631	72,684
Servicing fees receivable	10,719	9,586
Aggregation and securitization receivables	5,047	7,083
Other receivables	28,628	25,458
Real estate acquired in settlement of loans	1,366	1,421
Other	21,921	36,042
	$288,788	$373,584

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of June 30, 2026.

Assets sold under agreements to repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Weighted average interest rate (1)	4.62%	5.19%	4.64%	5.20%
Average balance	$7,487,136	$6,382,670	$7,633,516	$6,282,348
Total interest expense	$88,076	$84,336	$179,468	$165,484
Maximum daily amount outstanding	$8,575,174	$7,603,144	$9,032,657	$7,799,203

(1)
Excludes the effect of amortization of debt issuance costs of $1.8 million and $3.7 million for the quarter and six months ended June 30, 2026, respectively, and $1.8 million and $3.6 million for the quarter and six months ended June 30, 2025, respectively.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,398,039	$8,023,156
Unamortized debt issuance costs	(2,813)	(4,555)
	$8,395,226	$8,018,601
Weighted average interest rate	4.49%	4.71%
Available borrowing capacity (1):
Committed	$244,347	$595,085
Uncommitted	4,872,848	5,032,598
	$5,117,195	$5,627,683
Margin deposits placed with counterparties included in Other assets, net	$93,009	$174,598
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$4,075,660	$4,452,859
Loans held for sale at fair value	$3,171,272	$2,676,700
Loans held for investment at fair value	$1,077,164	$648,159
Credit risk transfer arrangements:
Derivative assets	$9,213	$12,622
Deposits securing credit risk transfer arrangements	$150,338	$176,694
Mortgage servicing rights at fair value (2)	$1,713,210	$1,765,572
Servicing advances (3)	$30,347	$44,653

(1)
The amount of available borrowing capacity the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)
Beneficial interests in Fannie Mae MSRs are pledged to secure both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.
(3)
Beneficial interests in Fannie Mae servicing advances are pledged to secure Assets sold under agreements to repurchase.

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2026 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$3,324,424
Over 30 to 90 days	4,505,401
Over 90 days to 180 days	56,795
Over 180 days to 1 year	—
Over 1 year to 2 years	511,419
$8,398,039
Weighted average maturity (in months)	2.2

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2026:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$473,643	August 20, 2026	December 10, 2027
Santander US Capital	$70,914	August 26, 2026	August 26, 2026
Bank of America, N.A.	$97,352	July 31, 2026	April 28, 2027
Citibank, N.A.	$77,861	September 8, 2026	July 5, 2027
Nomura Holdings America, Inc.	$72,588	July 29, 2026	July 29, 2026
Goldman Sachs & Co. LLC	$50,836	August 26, 2026	March 12, 2028
Wells Fargo Securities, LLC	$26,222	August 22, 2026	March 24, 2027
RBC Capital Markets, L.P.	$16,996	September 21, 2026	April 15, 2027
Barclays Capital Inc.	$28,494	August 25, 2026	May 15, 2028
JPMorgan Chase & Co.	$3,149	August 31, 2026	June 25, 2027
Morgan Stanley & Co. LLC	$11,683	August 6, 2026	May 6, 2027
BNP Paribas	$20,785	August 14, 2026	July 22, 2027

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Santander US Capital	$45,412	August 19, 2026
Bank of America, N.A.	$16,068	July 29, 2026
Citibank, N.A.	$6,949	July 23, 2026
Nomura Holdings America, Inc.	$1,196	September 30, 2026
Goldman Sachs & Co. LLC	$10,698	August 6, 2026
Wells Fargo Securities, LLC	$17,113	July 10, 2026
Barclays Capital Inc.	$10,512	July 11, 2026
JPMorgan Chase & Co.	$32,447	July 18, 2026
Bank of Montreal	$11,163	August 28, 2026
Daiwa Capital Markets America Inc.	$4,319	July 6, 2026
Mizuho Financial Group	$3,092	July 24, 2026

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
RBC Capital Markets, L.P.	$22,352	July 22, 2026
Morgan Stanley & Co. LLC	$17,530	July 30, 2026

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$—	$9,666	$—	$9,162
Weighted average interest rate (1)	—	5.66%	—	5.67%
Total interest expense	$32	$168	$63	$320
Maximum daily amount outstanding	$—	$25,809	$—	$49,266

(1)
Excludes the effect of amortization of debt issuance costs of $32,000 and $63,000 for the quarter and six months ended June 30, 2026 and 2025, respectively.

Note 15— Long-Term Debt

Notes Payable Secured By Credit Risk Transfer and Mortgage Servicing Assets

CRT Arrangement Financing

The Company, through various wholly-owned subsidiaries, issued secured term notes (the “CRT Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the CRT Term Notes have equal priority in claims to the collateral.

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$130,407	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	203,019	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	250,105	3.50%	March 1, 2027
			$583,531

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finances MSRs (comprised of the base MSRs owned by PMC and the related excess servicing spread ("ESS") owned by PennyMac Holdings, LLC (“PMH”), another subsidiary of PMT), relating to loans serviced for Fannie Mae guaranteed securities through a combination of repurchase agreements and term financing.

The repurchase agreement financings for Fannie Mae MSRs and ESS are effected through the issuance of variable funding notes ("VFNs") by the Issuer Trusts to PMC and PMH in exchange for participation certificates for MSRs and ESS. The VFNs are then sold by PMC and PMH to qualified institutional buyers under agreements to repurchase. The amounts outstanding under the VFNs are included in Assets sold under agreements to repurchase in the Company’s consolidated balance sheets. The VFNs have a combined committed borrowing capacity of $1.1 billion under two-year repurchase agreement facilities.

The term financing for Fannie Mae MSRs is effected through the issuance of term notes (the “FT-1 Term Notes”) by the Issuer Trusts to qualified institutional buyers under Rule 144A of the Securities Act and a series of syndicated term loans with various lenders (the “FTL-1 Term Loans").

The FT-1 Term Notes, FTL-1 Term Loans and the VFNs are secured by participation certificates relating to Fannie Mae MSRs and ESS. Creditors to the assets sold under agreements to repurchase, the FT-1Term Notes and the FTL-1 Term Notes have equal priority in claims to the collateral held by the Issuer Trusts.

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

The Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC may use to finance Freddie Mac servicing advance receivables through the issuance of a VFN. The maturity date of the VFN is March 5, 2027, and the VFN has a maximum principal amount of $175 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$2,501,636	$2,714,608	$2,409,401	$2,772,009
Weighted average interest rate (1)	6.97%	7.63%	6.94%	7.61%
Total interest expense	$45,411	$53,804	$86,671	$109,059

(1)
Excludes the effect of amortization of debt issuance costs of $2.0 million and $3.7 million for the quarter and six months ended June 30, 2026, respectively, and $2.2 million and $4.4 million for the quarter and six months ended June 30, 2025, respectively.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$583,531	$608,903
Fannie Mae mortgage servicing rights financing	725,000	725,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	1,176,676	927,943
	2,485,207	2,261,846
Unamortized debt issuance costs	(4,076)	(3,718)
	$2,481,131	$2,258,128
Weighted average interest rate	6.84%	6.91%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,503,566	$3,582,211
Servicing advances (1)	$20,800	$33,777
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$797,562	$832,640
Derivative assets	$21,088	$20,037

(1)
Beneficial interests in Freddie Mac MSRs and related servicing advances are pledged as collateral for the Notes payable secured by credit risk transfer and mortgage servicing assets. Beneficial interests in Fannie Mae MSRs are pledged for both Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets.

Unsecured Senior Notes

Exchangeable Senior Notes

The exchangeable senior notes are summarized below:

Initial issuance date	Unpaid principal balance	Annual interest rate	Exchange rate (1)	Maturity date (2)
	(in thousands)
May 24, 2024 (3)	$366,500	8.50%	63.3332	June 1, 2029

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

Following is financial information relating to the unsecured senior notes:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Average balance	$697,500	$811,731	$836,644	$760,608
Weighted average interest rate (1)	8.75%	7.34%	8.27%	7.29%
Interest expense	$15,991	$15,987	$36,265	$29,600

			June 30, 2026	December 31, 2025
			(in thousands)
Carrying value:
Unpaid principal balance
Exchangeable senior notes			$366,500	$711,500
Senior notes			331,000	331,000
			697,500	1,042,500
Unamortized debt issuance costs			(12,224)	(14,200)
			$685,276	$1,028,300

(1)
Excludes the effect of amortization of debt issuance costs of $0.8 million and $2.0 million for the quarter and six months ended June 30, 2026, respectively, and $1.1 million and $2.1 million for the quarter and six months ended June 30, 2025, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$10,625,848	$3,636,038	$9,731,488	$3,137,311
Weighted average interest rate (1)	5.85%	5.18%	5.79%	4.95%
Total interest expense	$155,854	$46,449	$276,394	$75,164

(1)
Excludes the effect of amortization of net issuance costs (premiums) of $0.8 million and $(3.1) million for the quarter and six months ended June 30, 2026, respectively, and $(506,000) and $(1.8) million for the quarter and six months ended June 30, 2025, respectively.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$11,358,602	$7,789,303
Unpaid principal balance	$11,346,561	$7,763,364
Weighted average interest rate	5.72%	6.03%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ending June 30,
	Total	2027	2028	2029	2030	2031	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,485,207	$904,800	$1,450,000	$130,407	$—	$—	$—
Unsecured senior notes	697,500	—	—	420,000	277,500	—	—
Interest-only security payable at fair value (2)	34,299	—	—	—	—	—	34,299
Asset-backed financings at fair value (2)	11,346,561	—	—	—	—	—	11,346,561
Total	$14,563,567	$904,800	$1,450,000	$550,407	$277,500	$—	$11,380,860

(1)
Based on stated maturity. As discussed above, the terms of certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$5,152	$5,955	$5,284	$6,886
Provision for losses:
Pursuant to loan sales	348	227	658	531
Reduction in liability due to change in estimate	(245)	(912)	(687)	(2,080)
Losses incurred	(15)	(206)	(15)	(273)
Balance, end of period	$5,240	$5,064	$5,240	$5,064
UPB of loans subject to representations and warranties at end of period			$207,564,556	$218,738,822

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2026
(in thousands)
Commitments to purchase loans held for sale from PLS	$1,049,341

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

Note 18—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

						Dividends per share, period ended June 30,
						Quarter		Six months
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value	2026	2025	2026	2025
		(in thousands, except dividends per share)
A	8.125% Issued March 2017	4,600	$115,000	$3,828	$111,172	$0.51	$0.51	$1.02	$1.02
B	8.00% Issued July 2017	7,800	195,000	6,465	188,535	$0.50	$0.50	$1.00	$1.00
C	6.75% Issued August 2021	10,000	250,000	8,225	241,775	$0.42	$0.42	$0.84	$0.84
		22,400	$560,000	$18,518	$541,482

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

The Series A Preferred Shares became redeemable on March 15, 2024 and the Series B Preferred Shares became redeemable on June 15, 2024. The Series C Cumulative Redeemable Preferred Shares will not be redeemable before August 24, 2026, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control. On or after the date the preferred shares become redeemable, or 120 days after the first date on which such change of control occurs, the Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. No preferred shares were redeemed during the quarter and six months ended June 30, 2026.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of June 30, 2026, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees and $73.4 million available for further share repurchases as of June 30, 2026.

The Company made no share repurchases during the quarter and six months ended June 30, 2026 and has made cumulative repurchases under the Common Share repurchase program totaling $427.2 million, which includes $582,000 of transaction fees.

Note 19— Net Gains on Loans Held for Sale

Net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$303	$(11,618)	$(39,954)	$(13,533)
Hedging activities	(36,715)	(21,055)	2,356	(79,117)
	(36,412)	(32,673)	(37,598)	(92,650)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	30,981	44,030	71,262	91,039
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(348)	(227)	(658)	(531)
Reduction of liability due to change in estimate	245	912	687	2,080
	(103)	685	29	1,549
Changes in fair value of loans and derivatives
Interest rate lock commitments	6,218	2,904	597	7,078
Loans	(13,401)	(8,515)	(97)	(21,959)
Hedging derivatives	28,009	8,717	4,009	40,420
Total changes in fair value of loans and derivatives	20,826	3,106	4,509	25,539
Total non-cash gains	51,704	47,821	75,800	118,127
Total from nonaffiliates	15,292	15,148	38,202	25,477
From PFSI ‒ cash gains	—	2,658	—	4,673
	$15,292	$17,806	$38,202	$30,150

Note 20— Net Gains (Losses) on Investments and Financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Mortgage-backed securities	$426	$14,564	$(32,981)	$79,419
Loans held for investment	(28,488)	13,659	(94,291)	42,340
CRT arrangements	9,711	20,250	23,622	18,450
Asset-backed financings	40,652	(14,793)	102,888	(44,216)
	$22,301	$33,680	$(762)	$95,993

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest income:
Cash and short-term investments	$4,507	$5,575	$9,483	$11,261
Mortgage-backed securities	50,842	54,761	107,091	112,995
Loans held for sale	43,501	35,917	83,064	69,152
Loans held for investment	160,577	50,694	294,336	84,373
Deposits securing CRT arrangements	8,481	11,401	17,373	23,076
Placement fees relating to custodial funds	35,141	37,736	66,589	69,765
Other	1,201	397	2,405	1,950
	304,250	196,481	580,341	372,572
Interest expense:
Assets sold under agreements to repurchase	88,076	84,336	179,468	165,484
Mortgage loan participation purchase and sale agreements	32	168	63	320
Notes payable secured by credit risk transfer and mortgage servicing assets	45,411	53,804	86,671	109,059
Unsecured senior notes	15,991	15,987	36,265	29,600
Asset-backed financings	155,854	46,449	276,394	75,164
Interest shortfall on repayments of loans serviced for Agency securitizations	3,716	2,455	8,146	3,884
Interest on loan impound deposits	1,567	1,460	3,263	2,914
Other	698	490	825	861
	311,345	205,149	591,095	387,286
	$(7,095)	$(8,668)	$(10,754)	$(14,714)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Grants:
Restricted share units	9	—	330	199
Performance share units	—	—	287	168
	9	—	617	367
Grant date fair value:
Restricted share units	$90	$—	$3,987	$2,815
Performance share units	—	—	3,492	2,365
	$90	$—	$7,479	$5,180
Vestings:
Restricted share units	—	6	178	144
Performance share units (1)	—	—	101	91
	—	6	279	235
Forfeitures:
Restricted share units	—	—	1	—
Performance share units	—	—	1	—
	—	—	2	—
Compensation expense relating to share-based grants	$1,544	$838	$2,643	$1,801

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the six months ended June 30, 2026 was approximately 79% of the 128,212 originally granted performance-based RSUs.

	June 30, 2026
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted shares units (in thousands)	441	437
Grant date average fair value per unit	$12.67	$12.84

Note 23—Income Taxes

The Company’s effective tax rate was (83.9)% and (27.0)% with consolidated pretax income of $16.8 million and $43.7 million for the quarter and six months ended June 30, 2026, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax benefit of $14.1 million on a pretax loss of $55.3 million and tax benefit of $11.2 million on a pretax loss of $54.3 million for the quarter and six months ended June 30, 2026, respectively. For the same periods in 2025, the TRS recognized a tax expense of $9.7 million on a pretax loss of $11.9 million and a tax benefit of $7.5 million on a pretax loss of $87.2 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Note 24—Earnings (Loss) Per Common Share

The Company determines earnings (loss) per Common Share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are certain grants of restricted share units that provide the recipients the nonforfeitable right to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands except per share amounts)
Net income	$30,919	$7,534	$55,535	$17,214
Dividends on preferred shares	(10,455)	(10,455)	(20,910)	(20,910)
Effect of participating securities—share-based compensation awards	(13)	(183)	(25)	(222)
Net income attributable to common shareholders	$20,451	$(3,104)	$34,600	$(3,918)
Weighted average basic shares outstanding	87,202	87,012	87,142	86,960
Effect of dilutive securities - shares issuable under stock-based compensation plan	88	—	141	—
Weighted average diluted shares outstanding	87,290	87,012	87,283	86,960
Basic earnings (losses) per share	$0.23	$(0.04)	$0.40	$(0.05)
Diluted earnings (losses) per share	$0.23	$(0.04)	$0.40	$(0.05)

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Shares issuable under share-based compensation plan	80	162	222	306

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

Financial highlights by segment are summarized below:

Quarter ended June 30, 2026	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$40,041	$—	$40,041	$—	$40,041
Net gains on loans held for sale	—	—	15,292	15,292	—	15,292
Net gains (losses) on investments and financings
Mortgage-backed securities	(8)	434	—	426	—	426
Loans held for investment	211	11,953	—	12,164	—	12,164
Credit risk transfer arrangements	9,711	—	—	9,711	—	9,711
	9,914	12,387	—	22,301	—	22,301
Net interest expense:
Interest income	21,547	236,693	43,481	301,721	2,529	304,250
Interest expense	20,086	256,741	32,461	309,288	2,057	311,345
	1,461	(20,048)	11,020	(7,567)	472	(7,095)
Other	(61)	—	2,251	2,190	—	2,190
	11,314	32,380	28,563	72,257	472	72,729
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	1	19,639	—	19,640	—	19,640
Management fees	—	—	—	—	6,810	6,810
Loan fulfillment fees	—	—	5,023	5,023	—	5,023
Professional services	—	—	9,249	9,249	2,378	11,627
Compensation	—	—	—	—	3,390	3,390
Loan collection and liquidation	2	1,678	—	1,680	—	1,680
Safekeeping	—	891	40	931	—	931
Loan origination	—	—	14	14	—	14
Other (2)	63	1,181	3,108	4,352	2,442	6,794
	66	23,389	17,434	40,889	15,020	55,909
Pretax income (loss)	$11,248	$8,991	$11,129	$31,368	$(14,548)	$16,820
Total assets at end of quarter	$1,852,215	$19,556,028	$3,261,534	$24,669,777	$423,813	$25,093,590

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Quarter ended June 30, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$23,947	$—	$23,947	$—	$23,947
Net gains on loans held for sale	—	—	17,806	17,806	—	17,806
Net gains (losses) on investments and financings
Mortgage-backed securities	506	14,058	—	14,564	—	14,564
Loans held for investment	(958)	(176)	—	(1,134)	—	(1,134)
Credit risk transfer arrangements	20,250	—	—	20,250	—	20,250
	19,798	13,882	—	33,680	—	33,680
Net interest expense:
Interest income	20,971	137,493	35,886	194,350	2,131	196,481
Interest expense	18,824	154,614	30,273	203,711	1,438	205,149
	2,147	(17,121)	5,613	(9,361)	693	(8,668)
Other	—	—	3,436	3,436	—	3,436
	21,945	20,708	26,855	69,508	693	70,201
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	21,643	—	21,645	—	21,645
Management fees	—	—	—	—	6,869	6,869
Loan fulfillment fees	—	—	5,814	5,814	—	5,814
Professional services	—	—	6,381	6,381	1,981	8,362
Compensation	—	—	—	—	2,836	2,836
Loan collection and liquidation	20	2,365	—	2,385	—	2,385
Safekeeping	—	1,144	84	1,228	—	1,228
Loan origination	—	—	666	666	—	666
Other (2)	89	444	189	722	2,668	3,390
	111	25,596	13,134	38,841	14,354	53,195
Pretax income (loss)	$21,834	$(4,888)	$13,721	$30,667	$(13,661)	$17,006
Total assets at end of quarter	$1,581,220	$12,082,858	$2,665,396	$16,329,474	$471,645	$16,801,119

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Six months ended June 30, 2026	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$123,627	$—	$123,627	$—	$123,627
Net gains on loans held for sale	—	—	38,202	38,202	—	38,202
Net gains (losses) on investments and financings
Mortgage-backed securities	(8)	(32,973)	—	(32,981)	—	(32,981)
Loans held for investment	2,401	6,196	—	8,597	—	8,597
Credit risk transfer arrangements	23,622	—	—	23,622	—	23,622
	26,015	(26,777)	—	(762)	—	(762)
Net interest expense:
Interest income	40,777	451,323	83,011	575,111	5,230	580,341
Interest expense	38,813	484,298	64,015	587,126	3,969	591,095
	1,964	(32,975)	18,996	(12,015)	1,261	(10,754)
Other	(109)	—	4,659	4,550	—	4,550
	27,870	63,875	61,857	153,602	1,261	154,863
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	2	39,361	—	39,363	—	39,363
Management fees	—	—	—	—	13,572	13,572
Loan fulfillment fees	—	—	10,760	10,760	—	10,760
Professional services	—	—	20,093	20,093	5,035	25,128
Compensation	—	—	—	—	6,366	6,366
Loan collection and liquidation	19	3,785	—	3,804	—	3,804
Safekeeping	—	1,693	93	1,786	—	1,786
Loan origination	—	—	227	227	—	227
Other (2)	140	2,055	3,138	5,333	4,809	10,142
	161	46,894	34,311	81,366	29,782	111,148
Pretax income (loss)	$27,709	$16,981	$27,546	$72,236	$(28,521)	$43,715
Total assets at end of period	$1,852,215	$19,556,028	$3,261,534	$24,669,777	$423,813	$25,093,590

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Six months ended June 30, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$(3,263)	$—	$(3,263)	$—	$(3,263)
Net gains on loans held for sale	—	—	30,150	30,150	—	30,150
Net gains (losses) on investments and financings
Mortgage-backed securities	(504)	79,923	—	79,419	—	79,419
Loans held for investment	1,809	(3,685)	—	(1,876)	—	(1,876)
Credit risk transfer arrangements	18,450	—	—	18,450	—	18,450
	19,755	76,238	—	95,993	—	95,993
Net interest expense:
Interest income	40,520	257,389	69,084	366,993	5,579	372,572
Interest expense	36,942	289,945	57,795	384,682	2,604	387,286
	3,578	(32,556)	11,289	(17,689)	2,975	(14,714)
Other	(142)	—	6,642	6,500	—	6,500
	23,191	40,419	48,081	111,691	2,975	114,666
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	4	43,370	—	43,374	—	43,374
Management fees	—	—	—	—	13,881	13,881
Loan fulfillment fees	—	—	11,104	11,104	—	11,104
Professional services	—	—	11,261	11,261	4,083	15,344
Compensation	—	—	—	—	5,806	5,806
Loan collection and liquidation	63	4,291	—	4,354	—	4,354
Safekeeping	—	2,178	160	2,338	—	2,338
Loan origination	—	—	1,352	1,352	—	1,352
Other (2)	182	943	354	1,479	4,927	6,406
	249	50,782	24,231	75,262	28,697	103,959
Pretax income (loss)	$22,942	$(10,363)	$23,850	$36,429	$(25,722)	$10,707
Total assets at end of period	$1,581,220	$12,082,858	$2,665,396	$16,329,474	$471,645	$16,801,119

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

The Agencies' capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
June 30, 2026	$678,928	$562,043	9%	6%	$469,795	$207,632
December 31, 2025	$682,481	$569,435	9%	6%	$514,626	$211,818

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

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period,

•
During June 2026, the Company entered into an agreement to sell a portfolio of conventional MSRs with an aggregate UPB of approximately $13.0 billion. The transaction is expected to close in August 2026.
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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our aggregation and securitization activities, including mortgage servicing rights (“MSRs”), senior and subordinate mortgage-backed securities (“MBS”), and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate MBS, interest-only ("IO") and principal-only ("PO") stripped MBS, and Agency floating rate collateralized mortgage obligations ("CMOs").

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

•
The credit sensitive strategies segment represents our investments in CRT arrangements referencing loans from our aggregation and securitization activities and subordinate MBS.
•
The interest rate sensitive strategies segment represents our investments in MSRs, Agency pass through MBS and structured products (including IO and PO MBS and floating rate CMOs), senior non-Agency MBS and the related interest rate hedging activities.
•
The aggregation and securitization segment represents our operations in purchasing, pooling and reselling, or financing through our private-label securitization activities, newly originated prime credit quality loans either directly or in the form of MBS, using the services of PCM and PLS.

We sell the loans we acquire through our aggregation and securitization activities primarily to the Agencies and also sell loans to other non-affiliate entities. We also securitize certain of our loans directly and retain beneficial interests, such as senior and subordinate MBS, from these securitizations.

•
Our corporate operations include management fees, compensation, professional services, and other amounts attributable to the Company’s corporate operations and certain interest income and expense.

Business Trends

Recent macroeconomic trends and U.S. federal government administration actions with respect to trade, tariffs, government cost reduction efforts and foreign military action have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.2 trillion in 2026 according to mortgage industry economists, although recent increases in interest rates may lead to a reduction in origination estimates for 2026.

The opportunity for refinancing has been impacted by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve’s federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to prior periods; however, market indicators currently suggest that the Federal Reserve could begin increasing short-term interest rates later in 2026. Furthermore, ongoing economic uncertainty and market volatility could lead to reduced economic activity and slowing home price growth or depreciation. These drivers could increase mortgage delinquencies or defaults, negatively affect the performance of our credit-sensitive assets—including CRT arrangements and subordinate MBS—and increase losses from representations and warranties in our loan sales transactions. However, many of the loans underlying our assets possess favorable credit characteristics such as low loan-to-value ratios, which are likely to moderate the impact of credit performance during an economic downturn.

Our current strategy includes decreasing our exposure to MSRs and increasing our exposure to subordinate MBS. To that end, in the second quarter of 2026, we agreed to sell portfolio of conventional MSRs with an aggregate UPB of approximately $13.0 billion, which we expect to settle in the third quarter of 2026, and we may sell additional MSR portfolios in future periods. We also expect to purchase all of PLS' non-Agency correspondent loans and none of PLS's conventional conforming correspondent loans during the third quarter of 2026. We expect to continue investing in subordinate MBS generated from non-Agency securitizations, which is expected to increase our asset-backed financing of VIEs.

Our Investment Activities

Credit Sensitive Investments

CRT Arrangements

We have previously entered into loan sales arrangements with Fannie Mae pursuant to which we accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on those loans and comprise our investments in CRT arrangements.

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $0.9 billion at June 30, 2026.

Subordinate Mortgage-Backed Securities

Subordinate MBS provide us with a higher yield than senior MBS. However, we incur credit risk since subordinate MBS are the first securities to absorb credit losses relating to the underlying loans. We purchased $4.0 million of MBS backed by residential transition loans during the six months ended June 30, 2026.

As the result of the Company’s consolidation of the variable interest entities ("VIEs") that issued certain of our holdings of subordinate MBS as described in Note 6 – Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in those securities as loans held for investment and reflect the related securities that we sell to nonaffiliates as asset-backed financings. We invested approximately $309.3 million in such non-Agency subordinate MBS during the six months ended June 30, 2026 and we held approximately $861.0 million of such securities at June 30, 2026.

Interest Rate Sensitive Investments

Mortgage servicing rights

During the six months ended June 30, 2026, we received approximately $71.3 million of MSRs as proceeds from sales of loans held for sale. At June 30, 2026, we held MSRs at fair value of approximately $3.6 billion. During June 2026, the Company entered into an agreement to sell a portfolio of conventional MSRs with an aggregate UPB of approximately $13.0 billion. The transaction is expected to close in August 2026.

Agency, non-Agency and structured MBS

Our investment portfolio includes REIT-eligible Agency MBS and structured products (IO and PO stripped MBS and floating rate CMOs) and senior non-Agency MBS. During the six months ended June 30, 2026, we purchased approximately $486.4 million of CMOs and sold approximately $477.4 million of our fixed-rate pass-through Agency MBS. At June 30, 2026, the total fair value of our interest rate investments was approximately $4.1 billion.

During the six months ended June 30, 2026, we invested approximately $12.1 million in senior non-Agency MBS from our securitizations of loans secured by investment properties. We account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings as described above. At June 30, 2026, we held senior non-Agency securities totaling approximately $83.8 million from our securitizations of loans secured by investment properties.

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

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$2,102,216	$2,369,738	$4,319,419	$4,983,696
To PennyMac Financial Services, Inc.	—	26,944,559	—	47,382,225
	$2,102,216	$29,314,297	$4,319,419	$52,365,921
Net gains on loans held for sale	$15,292	$17,806	$38,202	$30,150
Investments resulting from aggregation and securitization:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$120,054	$114,564	$321,355	$208,585
Receipt of MSRs as proceeds from sales of loans	30,981	44,030	71,262	91,039
Total investments resulting from aggregation and securitization activities	$151,035	$158,594	$392,617	$299,624

(1)
The trusts issuing these securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by nonaffiliates being shown as Asset-backed financings of variable interest entities at fair value.

Beginning in July 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such loans to us. Accordingly, we no longer purchase government loans, and we have the right to purchase up to 100% of PLS's non-government delegated correspondent production. During the six months ended June 30, 2026, we purchased newly originated prime credit quality residential loans, primarily from PLS, with fair values totaling $10.0 billion as compared to $55.4 billion for the six months ended June 30, 2025, from our aggregation and securitization business.

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

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net gains (losses) on investments and financings
Mortgage-backed securities	$426	$14,564	$(32,981)	$79,419
Loans held for investment	(28,488)	13,659	(94,291)	42,340
CRT arrangements	(910)	8,267	(1,520)	(4,381)
Interest-only security payable	(67)	(599)	3,351	(2,331)
Asset-backed financings	40,652	(14,793)	102,888	(44,216)
	11,613	21,098	(22,553)	70,831
Net gains on loans held for sale (1)	51,704	47,821	75,800	118,127
Net loan servicing fees‒MSR valuation adjustments (2)	38,847	(23,666)	94,190	(104,745)
	$102,164	$45,253	$147,437	$84,213
Net investment income	$72,729	$70,201	$154,863	$114,666
Non-cash items as a percentage of net investment income	140%	64%	95%	73%

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
•
CRT arrangements through a portion of the interest payments collected on loans in the CRT arrangements’ reference pools, interest payments from the investment of the deposits securing the arrangements in short-term investments and the release to us of the deposits securing the arrangements as principal on such loans is repaid;
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
•
Our liability for representations and warranties when we repurchase loans or settle loss claims from investors.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$40,041	$23,947	$123,627	$(3,263)
Loan production income (1)	17,498	21,191	42,783	36,687
Net gains (losses) on investments and financings	22,301	33,680	(762)	95,993
Net interest expense	(7,095)	(8,668)	(10,754)	(14,714)
Other	(16)	51	(31)	(37)
Net investment income	72,729	70,201	154,863	114,666
Expenses	55,909	53,195	111,148	103,959
Pretax income	16,820	17,006	43,715	10,707
(Benefit from) provision for income taxes	(14,099)	9,472	(11,820)	(6,507)
Net income	30,919	7,534	55,535	17,214
Dividends on preferred shares	10,455	10,455	20,910	20,910
Net income (loss) attributable to common shareholders	$20,464	$(2,921)	$34,625	$(3,696)
Pretax income by segment and corporate:
Credit sensitive strategies	$11,248	$21,834	$27,709	$22,942
Interest rate sensitive strategies	8,991	(4,888)	16,981	(10,363)
Aggregation and securitization	11,129	13,721	27,546	23,850
Corporate operations	(14,548)	(13,661)	(28,521)	(25,722)
	$16,820	$17,006	$43,715	$10,707
Annualized return on average common shareholders' equity	6.2%	(0.9)%	6.7%	(0.5)%
Earnings (losses) per common share
Basic	$0.23	$(0.04)	$0.40	$(0.05)
Diluted	$0.23	$(0.04)	$0.40	$(0.05)
Dividends per common share	$0.40	$0.40	$0.80	$0.80

			June 30, 2026	December 31, 2025
			(dollar amounts in thousands, except per common share amounts)
Total assets			$25,093,590	$21,346,882
Book value per common share			$14.83	$15.25
Closing price per common share			$11.28	$12.55

(1)
Includes net gains on sales of loans and loan origination fees.

Our results of operations increased by $23.4 million during the quarter ended June 30, 2026, as compared to the quarter ended June 30, 2025, reflecting the effect of decreased income tax expense along with increased gains on our MSRs partially offset by increased losses on MBS and a decrease in gains on our CRT-related investments.

The increase in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $10.5 million decrease in net gains on our CRT arrangements as market credit spreads (which represent the interest rate premium demanded by investors for instruments over those that are considered “risk free”) tightened to a lesser extent during the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025.
•
Our interest rate sensitive strategies segment recognized a $16.1 million increase in net servicing fees primarily driven by a reduction in net MSR valuation losses due to a decrease in hedging losses during the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025. These favorable effects were partially offset by a $13.6 million decrease in valuation gains on MBS and $2.9 million increase in net interest expense.
•
Our aggregation and securitization segment recognized a $2.5 million decrease in gain on sale during the quarter ended June 30, 2026, reflecting a reduction in our volume of sales to nonaffiliates.

•
Our benefit from income taxes was $14.1 million during the quarter ended June 30, 2026, compared to a $9.5 million tax provision during the quarter ended June 30, 2025, reflecting the effect of reduced profitability in the Company’s taxable REIT subsidiary.

Our results of operations increased by $38.3 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, reflecting the effect of decreased hedging losses relating to our investment in MSRs partially offset by losses on our investments in MBS.

The increase in the six months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $5.2 million increase in net gains on our CRT arrangements as market credit spreads tightened, which resulted in higher fair values during the six months ended June 30, 2026 compared to the same period in 2025.
•
Our interest rate sensitive strategies segment recognized a $126.9 million increase in net servicing fees primarily driven by a reduction in net MSR valuation losses due to increases in interest rates and improved net hedging performance during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. These benefits were partially offset by a $112.9 million increase in valuation losses on MBS.
•
Our aggregation and securitization segment recognized an $8.1 million increase in gain on sale during the six months ended June 30, 2026, primarily driven by increased gain on sale margins along with higher interest rate lock volumes, including higher volumes of jumbo loans, as well as favorable non-Agency execution.
•
Our benefit from income taxes was an $11.8 million benefit during the six months ended June 30, 2026, compared to a $6.5 million benefit from income taxes during the six months ended June 30, 2025, reflecting the effect of reduced profitability in the Company’s taxable REIT subsidiary.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loan servicing fees	$40,041	$23,947	$123,627	$(3,263)
Net gains on loans held for sale	15,292	17,806	38,202	30,150
Loan origination fees	2,206	3,385	4,581	6,537
Net gains (losses) on investments and financings	22,301	33,680	(762)	95,993
Net interest expense	(7,095)	(8,668)	(10,754)	(14,714)
Other	(16)	51	(31)	(37)
	$72,729	$70,201	$154,863	$114,666

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees	$149,479	$158,238	$300,438	$314,354
Effect of mortgage servicing rights and hedging results	(109,438)	(134,291)	(176,811)	(317,617)
Net loan servicing fees	$40,041	$23,947	$123,627	$(3,263)

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Contractually specified servicing fees	$144,403	$153,111	$291,995	$305,310
Ancillary and other fees:
Late charges	1,063	1,036	2,134	2,063
Other	4,013	4,091	6,309	6,981
	5,076	5,127	8,443	9,044
	$149,479	$158,238	$300,438	$314,354
Average UPB of underlying loans	$210,239,293	$222,991,951	$212,214,382	$224,208,538

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

The change in contractually-specified fees during the quarter and six months ended June 30, 2026 is due primarily to the slight reduction in our MSR servicing portfolio.

Effect of Mortgage Servicing Rights and Hedging Results

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$18,904	$22,713	$64,491	$(33,118)
Recapture income from PFSI	4,857	1,474	10,664	2,682
Hedging results	(32,831)	(60,637)	(44,712)	(100,581)
	(9,070)	(36,450)	30,443	(131,017)
Realization of expected cash flows	(100,368)	(97,841)	(207,254)	(186,600)
	$(109,438)	$(134,291)	$(176,811)	$(317,617)
Average balance of mortgage servicing rights	$3,612,522	$3,766,521	$3,609,341	$3,794,673

Changes in fair value due to changes in valuation inputs used in our valuation model are affected by the magnitude of the interest rate changes and the interest rate and prepayment sensitivities of the MSRs, which are based on the relationship of the interest rates of the underlying mortgages to the level of market interest rates. During the six months ended June 30, 2026, valuation adjustments shifted positively compared to the same period in 2025, driven by rising interest rates that slowed expected prepayments and increased servicing cash flow expectations. For the quarter ended June 30, 2026, these same factors resulted in a favorable valuation adjustment of $18.9 million, though moderated compared to the $22.7 million adjustment in the second quarter of 2025.

We have an agreement with PFSI that requires that when PFSI refinances a loan for which we hold the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report. The increase in loan recapture income from PFSI reflects elevated refinancing activity within our MSR portfolio due to the volatility in interest rates during the quarter and six months ended June 30, 2026, compared to the same periods in 2025.

Hedging results during the quarter and six months ended June 30, 2026 were primarily driven by the impact of increasing interest rates—which partially offset the positive valuation adjustments on our MSRs—as well as the embedded costs of maintaining our hedge positions. These losses decreased compared to the same periods in 2025. Our hedging activities are intended to manage our net exposure across all interest rate-sensitive strategies, including MSRs, MBS, and related tax effects.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of remaining cash flows to be realized as well as realized prepayment performance.

Following is a summary of our loan servicing portfolio:

	June 30, 2026	December 31, 2025
	(in thousands)
UPB of loans outstanding	$208,426,764	$215,781,639
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,404,640	$2,605,536
90 or more days delinquent:
Not in foreclosure	$977,187	$1,032,221
In foreclosure	$144,769	$118,768
Bankruptcy	$386,808	$355,808

Following is a summary of characteristics of our MSR servicing portfolio as of June 30, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Freddie Mac	$102,678,170	375	3.9%	54	294	$274	762	75%	54%	0.6%
Fannie Mae	100,621,268	400	3.8%	65	286	$251	757	76%	50%	0.9%
Other (2)	5,127,327	16	5.3%	40	318	$331	765	72%	59%	0.7%
	$208,426,764	791	3.9%	59	290	$264	760	75%	52%	0.8%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net Gains on Loans Held for Sale

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
From nonaffiliates:
Cash losses:
Sales of loans	$303	$(11,618)	$(39,954)	$(13,533)
Hedging activities	(36,715)	(21,055)	2,356	(79,117)
	(36,412)	(32,673)	(37,598)	(92,650)
Non-cash gains:
Receipt of MSRs in loan sale transactions	30,981	44,030	71,262	91,039
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(348)	(227)	(658)	(531)
Reduction in liability due to change in estimate	245	912	687	2,080
	(103)	685	29	1,549
Changes in fair value of financial instruments held at end of period:
Interest rate lock commitments	6,218	2,904	597	7,078
Loans	(13,401)	(8,515)	(97)	(21,959)
Hedging derivatives	28,009	8,717	4,009	40,420
	20,826	3,106	4,509	25,539
	51,704	47,821	75,800	118,127
Total from nonaffiliates	15,292	15,148	38,202	25,477
From PFSI—cash	—	2,658	—	4,673
	$15,292	$17,806	$38,202	$30,150

Interest rate lock commitments issued on loans held for sale (unpaid principal balance):
To nonaffiliates	$3,177,280	$3,538,623	$6,883,658	$6,273,979
To PFSI	—	28,657,935	—	50,753,290
	$3,177,280	$32,196,558	$6,883,658	$57,027,269
Acquisition of loans for sale (unpaid principal balance):
From nonaffiliates	$166,540	$3,085,840	$611,966	$5,867,562
From PFSI (1)	4,923,148	26,755,571	9,219,926	46,979,204
	$5,089,688	$29,841,411	$9,831,892	$52,846,766

(1)
Acquisition of loans for sale includes unpaid principal balances of loans to PFSI during the periods presented in 2025.

The changes in Net gains on loans held for sale at fair value during the quarter and six months ended June 30, 2026, as compared to the same periods in 2025, were primarily driven by the reduction in our volume of sales to nonaffiliates during the quarter ended June 30, 2026 and higher interest rate lock volumes and margins during the six months ended June 30, 2026, including higher volumes of jumbo loans, as well as favorable non-Agency execution.

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

We recorded a provision for losses relating to representations and warranties relating to current period loan sales of $348,000 and $658,000 for the quarter and six months ended June 30, 2026, respectively, and $227,000 and $531,000 for the quarter and six months ended June 30, 2025, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of period	$16,882	$15,782	$16,207	$15,289
New indemnifications	157	—	832	493
Less: indemnified loans sold, repaid or refinanced	—	195	—	195
Loans indemnified at end of period	$17,039	$15,587	$17,039	$15,587
Indemnified loans indemnified by correspondent lenders at end of period			$5,772	$6,045
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$6,108	$5,488
Repurchase activity (unpaid principal balance):
Loans repurchased	$52,812	$8,251	$56,413	$13,097
Less:
Loans repurchased by correspondent sellers	28,822	5,149	32,433	9,932
Loans resold or repaid by borrowers	9,211	—	10,497	2,703
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$14,779	$3,102	$13,483	$462
Losses charged to liability for representations and warranties	$15	$206	$15	$273
At end of period:
Loans subject to representations and warranties			$207,564,556	$218,738,822
Liability for representations and warranties			$5,240	$5,064

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans held for sale at fair value. We recorded a $245,000 and $687,000 reduction in liability for the quarter and six months ended June 30, 2026, respectively, and a $912,000 and $2.1 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2025, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the quarter and six months ended June 30, 2026, reflecting an overall decrease in our purchase volume of loans for sale. The reduction is related to activity-based expenses, including tax service fees and boarding fees associated with loans held for sale.

Net gains (losses) on investments and financings

Net gains (losses) on investments and financings are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Mortgage-backed securities	$426	$14,564	$(32,981)	$79,419
Loans held for investment	(28,488)	13,659	(94,291)	42,340
CRT arrangements	9,711	20,250	23,622	18,450
Asset-backed financings	40,652	(14,793)	102,888	(44,216)
	$22,301	$33,680	$(762)	$95,993

The decrease in net gains on investments for the quarter and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to losses from our investments in MBS as interest rates increased, partially offset by increased gains in our investments in interests we retained in our private label securitization activities as credit spreads tightened during the six months ended June 30, 2026 as compared to the same periods in 2025.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2026, we recognized net valuation gains of $0.4 million and losses of $33.0 million, respectively, as compared to valuation gains of $14.6 million and $79.4 million, respectively, for the same periods in 2025. The reduced performance reflects increasing interest rates during the quarter and six months ended June 30, 2026, as compared to decreasing interest rates during the same periods in 2025.

Loans Held for Investment at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment held in VIEs and Asset-backed financings of variable interest entities at fair value recorded combined net valuation gains of $12.2 million and $8.6 million during the quarter and six months ended June 30, 2026, respectively, as compared to a net loss of $1.1 million and $1.9 million during the same periods in 2025, respectively. The net gains during the quarter and six months ended June 30, 2026 are due to interest rate volatility during 2026, which reduced the fair value of the underlying loan assets held for investments to a lesser degree than the decline in the value of the issued asset-backed debt liabilities.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net gains (losses) on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,044	$2,632	$4,592	$5,435
Valuation changes	215	2,743	(2,201)	1,920
	2,259	5,375	2,391	7,355
Credit risk transfer strips
Realized	8,644	9,950	17,199	19,727
Valuation changes	(1,125)	5,524	681	(6,301)
	7,519	15,474	17,880	13,426
Interest-only security payable at fair value — valuation changes	(67)	(599)	3,351	(2,331)
	9,711	20,250	23,622	18,450
Interest income — Deposits securing credit risk transfer arrangements	8,481	11,401	17,373	23,076
	$18,192	$31,651	$40,995	$41,526

Net payments made to settle losses on credit risk transfer arrangements	$1,159	$1,225	$2,527	$2,468

	June 30, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,301	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,428)	(5,999)
Deposits securing credit risk transfer arrangements	947,900	1,009,334
Interest-only security payable at fair value	(34,299)	(37,650)
	$938,474	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,301	$32,659
Deposits securing credit risk transfer arrangements (1)	$947,900	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$18,089,855	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$17,597,227	$18,908,261
30-89 days delinquent	$340,562	$413,295
90-179 days delinquent	$79,095	$110,486
180 or more days delinquent	$51,370	$57,798
Foreclosure	$21,601	$27,690
Bankruptcy	$56,129	$68,426

(1)
Deposits securing credit risk transfer arrangements also secure $5.4 million and $6.0 million in CRT strip and CRT derivative liabilities at June 30, 2026 and December 31, 2025, respectively.

The performance of our investments in CRT arrangements for the quarter ended June 30, 2026 reflected a relatively more stable credit spread and a lower average investment volume compared to the same period in 2025. The performance for the six months ended June 30, 2026 benefited from credit spread tightening compared to the same period in 2025.

Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30, 2026			Quarter ended June 30, 2025
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$4,507	$486,845	3.71%	$5,575	$477,506	4.70%
Mortgage-backed securities	50,842	3,648,242	5.59%	54,761	3,984,945	5.53%
Loans held for sale	43,501	2,666,049	6.54%	35,917	2,204,825	6.55%
Loans held for investment	160,577	11,633,874	5.54%	50,694	3,766,027	5.41%
Deposits securing CRT arrangements	8,481	961,496	3.54%	11,401	1,079,300	4.25%
	267,908	19,396,506	5.54%	158,348	11,512,603	5.53%
Placement fees relating to custodial funds	35,141			37,736
Other	1,201			397
	$304,250	$19,396,506	6.29%	$196,481	$11,512,603	6.86%
Liabilities:
Assets sold under agreements to repurchase	$88,076	$7,487,136	4.72%	$84,336	$6,382,670	5.31%
Mortgage loan participation purchase and sale agreements	32	—	—	168	9,666	6.99%
Notes payable secured by credit risk transfer and mortgage servicing assets	45,411	2,501,636	7.28%	53,804	2,714,608	7.97%
Unsecured senior notes	15,991	697,500	9.20%	15,987	811,731	7.92%
Asset-backed financings	155,854	10,625,848	5.88%	46,449	3,636,038	5.14%
	305,364	21,312,120	5.75%	200,744	13,554,713	5.96%
Interest shortfall on repayments of loans serviced for Agency securitizations	3,716			2,455
Interest on loan impound deposits	1,567			1,460
Other	698			490
	311,345	$21,312,120	5.86%	205,149	$13,554,713	6.09%
	$(7,095)			$(8,668)

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$9,483	$529,460	3.61%	$11,261	$497,438	4.58%
Mortgage-backed securities	107,091	3,956,749	5.46%	112,995	4,021,995	5.68%
Loans held for sale	83,064	2,640,993	6.34%	69,152	2,101,729	6.65%
Loans held for investment	294,336	10,670,256	5.56%	84,373	3,199,308	5.33%
Deposits securing CRT arrangements	17,373	980,458	3.57%	23,076	1,090,340	4.28%
	511,347	18,777,916	5.49%	300,857	10,910,810	5.58%
Placement fees relating to custodial funds	66,589			69,765
Other	2,405			1,950
	$580,341	$18,777,916	6.23%	$372,572	$10,910,810	6.90%
Liabilities:
Assets sold under agreements to repurchase	$179,468	$7,633,516	4.74%	$165,484	$6,282,348	5.33%
Mortgage loan participation purchase and sale agreements	63	—	—	320	9,162	7.06%
Notes payable secured by credit risk transfer and mortgage servicing assets	86,671	2,409,401	7.25%	109,059	2,772,009	7.96%
Unsecured senior notes	36,265	836,644	8.74%	29,600	760,608	7.87%
Asset-backed financings	276,394	9,731,488	5.73%	75,164	3,137,311	4.84%
	578,861	20,611,049	5.66%	379,627	12,961,438	5.92%
Interest shortfall on repayments of loans serviced for Agency securitizations	8,146			3,884
Interest on loan impound deposits	3,263			2,914
Other	825			861
	591,095	$20,611,049	5.78%	387,286	$12,961,438	6.04%
	$(10,754)			$(14,714)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended June 30, 2026			Six months ended June 30, 2026
	vs.			vs.
	Quarter ended June 30, 2025			Six months ended June 30, 2025
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(1,176)	$108	$(1,068)	$(2,473)	$695	$(1,778)
Mortgage-backed securities	632	(4,551)	(3,919)	(4,178)	(1,726)	(5,904)
Loans held for sale	(39)	7,623	7,584	(3,322)	17,234	13,912
Loans held for investment	1,175	108,708	109,883	3,806	206,157	209,963
Deposits securing CRT arrangements	(1,767)	(1,153)	(2,920)	(3,541)	(2,162)	(5,703)
	(1,175)	110,735	109,560	(9,708)	220,198	210,490
Placement fees relating to custodial funds			(2,595)			(3,176)
Other			804			455
	$(1,175)	$110,735	$107,769	$(9,708)	$220,198	$207,769
Liabilities:
Assets sold under agreements to repurchase	$(10,007)	$13,747	$3,740	$(19,343)	$33,327	$13,984
Mortgage loan participation purchase and sale agreements	(68)	(67)	(135)	(129)	(129)	(258)
Notes payable secured by credit risk transfer and mortgage servicing assets	(4,405)	(3,988)	(8,393)	(9,015)	(13,373)	(22,388)
Unsecured senior notes	2,402	(2,398)	4	3,503	3,162	6,665
Asset-backed financings	7,675	101,730	109,405	16,056	185,174	201,230
	(4,403)	109,024	104,621	(8,928)	208,161	199,233
Interest shortfall on repayments of loans serviced for Agency securitizations			1,261			4,262
Interest on loan impound deposits			107			349
Other			208			(36)
	(4,403)	109,024	106,197	(8,928)	208,161	203,808
	$3,228	$1,711	$1,572	$(780)	$12,037	$3,961

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$19,640	$21,645	$39,363	$43,374
Management fees	6,810	6,869	13,572	13,881
Loan fulfillment fees	5,023	5,814	10,760	11,104
Professional services	11,627	8,362	25,128	15,344
Compensation	3,390	2,836	6,366	5,806
Loan collection and liquidation	1,680	2,385	3,804	4,354
Safekeeping	931	1,228	1,786	2,338
Loan origination	14	666	227	1,352
Other	6,794	3,390	10,142	6,406
	$55,909	$53,195	$111,148	$103,959

Expenses increased $2.7 million and $7.2 million, or 5% and 7%, during the quarter and six months ended June 30, 2026, compared to the same periods in 2025, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$145	$285	$300	$508
Loans held for investment	1,118	226	1,634	394
Mortgage servicing rights	18,377	21,134	37,429	42,472
	$19,640	$21,645	$39,363	$43,374
Average investment in loans:
Held for sale	$2,666,049	$2,204,825	$2,640,993	$2,101,729
Held for investment	$11,633,874	$3,766,027	$10,670,256	$3,199,308
Average MSR portfolio unpaid principal balance	$210,239,293	$222,991,951	$212,214,382	$224,208,538

Mortgage servicing rights recapture fees	$4,857	$1,474	$10,664	$2,682
Unpaid principal balance of loans recaptured	$481,158	$183,050	$1,032,156	$342,522

Loan servicing fees decreased by $2.0 million and $4.0 million during the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, reflecting a decrease in the MSR portfolio as well as reduction in the subservicing fee rate implemented in October 2025, as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Base fee	$6,810	$6,869	$13,572	$13,881
Average shareholders' equity amounts used to calculate base management fee expense	$1,820,944	$1,836,690	$1,824,591	$1,866,238

Management fees decreased by $59,000 and $309,000 during the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. This decrease reflects the effect of the decrease in our average shareholders’ equity on our base management fee.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased by $0.8 million and $0.3 million during the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease was due to the decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $3.3 million and $9.8 million during the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to increased legal and consulting fees in support of the increase in our private label securitization activities.

Loan collection and liquidation

Loan collection and liquidation expenses decreased by $0.7 million and $0.6 million during the quarter and six months ended June 30, 2026, respectively, as compared to the same periods in 2025, due to decreased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Common overhead allocation from PFSI	$4,022	$982	$4,971	$1,963
Bank service charges	1,200	788	2,215	1,485
Insurance	506	251	992	701
Technology	318	545	807	960
Other	748	824	1,157	1,297
	$6,794	$3,390	$10,142	$6,406

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

The Company’s effective tax rate was (83.9)% and (27.0)% with consolidated pretax income of $16.8 million and $43.7 million for the quarter and six months ended June 30, 2026, respectively. The Company’s TRS recognized a tax benefit of $14.1 million on a pretax loss of $55.3 million and tax benefit of $11.2 million on a pretax loss of $54.3 million for the quarter and six months ended June 30, 2026, respectively. For the same periods in 2025, the TRS recognized a tax expense of $9.7 million on a pretax loss of $11.9 million and a tax benefit of $7.5 million on a pretax loss of $87.2 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of June 30, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash and short-term investments	$420,850	$462,488
Mortgage-backed securities at fair value	4,075,660	4,452,859
Loans held for sale	3,195,343	2,699,398
Loans held for investment	12,458,249	8,532,644
Derivative assets	49,423	55,943
Deposits securing credit risk transfer arrangements	947,900	1,009,334
Mortgage servicing rights and servicing advances	3,639,921	3,741,532
	24,787,346	20,954,198
Other	306,244	392,684
Total assets	$25,093,590	$21,346,882
Liabilities
Debt:
Short-term	$8,395,226	$8,018,601
Long-term:
Recourse	3,166,407	3,286,428
Non-recourse	11,392,901	7,826,953
	14,559,308	11,113,381
	22,954,534	19,131,982
Other	285,682	327,569
Total liabilities	23,240,216	19,459,551
Shareholders’ equity	1,853,374	1,887,331
Total liabilities and shareholders’ equity	$25,093,590	$21,346,882

Total assets increased by approximately $3.7 billion, or 18%, from December 31, 2025 to June 30, 2026, primarily due to an increase of $3.9 billion in Loans held for investment at fair value, and a $495.9 million increase in Loans held for sale at fair value offset by a reduction of $377.2 million in Mortgage-backed securities at fair value and a decrease of $101.6 million of Mortgage servicing rights and servicing advances.

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

Asset Acquisitions

Our asset acquisitions are summarized below:

Aggregation and Securitization

Following is a summary of our acquisitions of mortgage loans for our aggregation and securitization activities at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Aggregation and securitization loan purchases:
GSE-eligible loans (1)	$3,753,566	$17,537,832	$7,410,148	$29,731,942
Jumbo	1,126,508	349,738	2,213,820	698,478
Non-qualified	290,423	—	380,038	—
Government insured or guaranteed (2)	—	13,483,971	—	24,933,006
	$5,170,497	$31,371,541	$10,004,006	$55,363,426

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

During the quarter and six months ended June 30, 2026, we purchased for sale $5.2 billion and $10.0 billion in fair value of loans related to our aggregation and securitization activities, respectively, as compared to $31.4 billion and $55.4 billion during the same periods in 2025. The decrease in loan purchases relates to PFSI's assumption of the role of initial purchaser of correspondent loans starting July 1, 2025 as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Credit sensitive assets:
Interest retained in securitization of mortgage loans, net of associated asset-backed financing (subordinate MBS)	$120,054	$87,074	$309,294	$152,609
Subordinate bond secured by residential transition loans	—	—	4,000	—
	120,054	87,074	313,294	152,609

Interest rate sensitive assets:
Mortgage servicing rights received in loan sales	30,981	44,030	71,262	91,039
Floating rate collateralized mortgage obligations	486,407	—	486,407	—
Interest retained in securitization of mortgage loans, net of associated asset-backed financing (senior MBS)	—	27,490	12,061	55,976
Agency fixed-rate pass-through securities	—	—	(477,360)	—
Senior non-Agency securities	—	37,082	—	37,082
	517,388	108,602	92,370	184,097
	$637,442	$195,676	$405,664	$336,706

Our acquisitions during the quarter and six months ended June 30, 2026 and 2025 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2026				December 31, 2025
			Average				Average
	Fair value	Principal/ notional	Life (in years)	Coupon	Fair value	Principal/ notional	Life (in years)	Coupon
	(dollars in thousands)
Agency pass-through	$2,178,595	$2,159,819	7.2	5.4%	$2,850,447	$2,805,895	7.6	5.3%
Floating rate collateralized mortgage obligations	1,290,984	1,282,079	7.2	4.7%	855,997	850,172	6.8	5.0%
Principal-only stripped	404,948	490,817	4.3	0.1%	521,129	610,256	4.1	0.1%
Senior non-Agency	128,207	132,088	6.1	5.3%	152,784	155,369	5.4	5.4%
Subordinate residential transition	3,992	4,000	3.7	9.1%	—	—	—	—
	4,006,726	$4,068,803			4,380,357	$4,421,692
Interest-only stripped securities	68,934	$320,761	7.5	4.8%	72,502	$344,592	7.7	4.8%
	$4,075,660				$4,452,859

Our investment in Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	June 30, 2026	December 31, 2025
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets – CRT derivatives	$30,301	$32,659
Derivative and credit risk transfer strip liabilities- CRT strips	(5,428)	(5,999)
Deposits securing CRT arrangements	947,900	1,009,334
Interest-only security payable at fair value	(34,299)	(37,650)
	$938,474	$998,344
UPB of loans subject to credit guarantee obligations	$18,089,855	$19,517,530

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of June 30, 2026:

	Year of origination
	2020	2019	2018	2017	2016	2015	Total
	(dollars in millions)
UPB:
Outstanding	$3,852	$8,674	$2,213	$1,856	$1,493	$2	$18,090
Liquidations:
Balances	$2.3	$13.9	$68.5	$180.4	$130.2	$63.2	$458.5
Losses	$0.2	$1.9	$7.6	$23.3	$14.1	$7.9	$55.0
Modifications (1):
Balances	$131.6	$980.8	$321.8	$—	$—	$—	$1,434.2
Losses	$2.9	$31.3	$23.5	$—	$—	$—	$57.7
Weighted average:
Original debt-to income ratio	33.5%	35.9%	39.1%	36.6%	35.0%	36.7%	35.8%
Origination:
FICO credit score	765	754	736	745	751	749	753
Loan-to value ratio	80.6%	83.3%	83.6%	82.4%	80.6%	77.0%	82.4%
Current loan-to value ratio (2)	47.2%	47.2%	45.5%	39.9%	36.1%	35.2%	45.4%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	2015	Total
	(in millions)
California	$419	$885	$287	$202	$301	$1	$2,095
Florida	418	822	281	191	153	—	1,865
Texas	440	738	175	157	177	—	1,687
Virginia	210	388	82	84	103	—	867
Maryland	153	378	104	110	101	—	846
Other	2,212	5,463	1,284	1,112	658	1	10,730
	$3,852	$8,674	$2,213	$1,856	$1,493	$2	$18,090

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Southeast	$1,304	$2,940	$789	$634	$461	$—	$6,128
West	841	1,837	565	413	437	1	4,094
Southwest	980	1,889	410	365	268	—	3,912
Northeast	369	1,103	262	270	192	1	2,197
Midwest	358	905	187	174	135	—	1,759
	$3,852	$8,674	$2,213	$1,856	$1,493	$2	$18,090

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	2015	Total
	(in millions)
Delinquency
Current – 89 Days	$3,835	$8,592	$2,170	$1,850	$1,489	$2	$17,938
90 – 179 Days	9	43	18	5	4	—	79
180+ Days	5	28	17	1	—	—	51
Foreclosure	3	11	8	—	—	—	22
	$3,852	$8,674	$2,213	$1,856	$1,493	$2	$18,090
Bankruptcy	$3	$34	$12	$4	$3	$—	$56

Cash Flows

Our cash flows for the six months ended June 30, 2026 and 2025 are summarized below:

	Six months ended June 30,
	2026	2025
	(in thousands)
Operating activities	$(5,468,695)	$(2,609,863)
Investing activities	1,591,092	313,144
Financing activities	3,830,871	2,321,925
Net cash flows	$(46,732)	$25,206

Our cash flows resulted in a net decrease in cash of $46.7 million during the six months ended June 30, 2026, as discussed below.

Operating activities

Cash used in operating activities totaled $5.5 billion during the six months ended June 30, 2026, as compared to cash used in our operating activities of $2.6 billion during the six months ended June 30, 2025. Cash flows from operating activities are influenced by cash flows from loans held for sale as shown below:

	Six months ended June 30,
	2026	2025
	(in thousands)
Operating cash flows from:
Loans held for sale	$(5,693,481)	$(3,010,602)
Other	224,786	400,739
	$(5,468,695)	$(2,609,863)

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

Investing activities

Net cash provided by our investing activities was $1.6 billion for the six months ended June 30, 2026, driven by cash inflows generated by our investments, as compared to net cash provided by our investing activities of $313.1 million for the six months ended June 30, 2025.

Financing activities

Net cash provided by our financing activities was $3.8 billion for the six months ended June 30, 2026, as compared to net cash provided by our financing activities of $2.3 billion for the six months ended June 30, 2025. This change primarily reflects the increase in borrowings required to finance newly created investments from our ongoing securitization efforts during the six months ended June 30, 2026.

As discussed below in Liquidity and Capital Resources, we continually evaluate and pursue additional sources of financing to provide us with future investing capacity. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash earnings are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

A substantial portion of our balance sheet includes assets that are shown as their underlying assets as opposed to the securitized form in which they are held. These assets and the reason for their accounting treatment are discussed in Note 6—Variable Interest Entities to the consolidated financial statements included in this Report. The following table adjusts the presentation of our balance sheet to provide investors with a more creditor-aligned view of the relationship of our debt to the assets in the securitized form those assets are financed. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as presented in compliance with GAAP.

	June 30, 2026
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$420,850	$—	$420,850	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	3,943,461	—	3,943,461	3,854,152	—	3,854,152
Senior non-agency securities	128,207	—	128,207	120,863	—	120,863
Subordinate residential transition	3,992	—	3,992	2,795	—	2,795
Credit risk transfer securities relating to consolidated variable interest entities	—	938,474	938,474	112,217	582,475	694,692
Non-agency securities relating to consolidated variable interest entities	—	944,772	944,772	835,998	—	835,998
	4,075,660	1,883,246	5,958,906	4,926,025	582,475	5,508,500
Loans held for sale at fair value	3,195,343	—	3,195,343	2,966,705	—	2,966,705
Loans held for investment at fair value	12,458,249	(12,456,657)	1,592	—	—	—
Derivative assets	49,423	(30,301)	19,122	—	—	—
Deposits securing credit risk transfer arrangements	947,900	(947,900)	—	—	—	—
Mortgage servicing rights and servicing advances	3,639,921	153,283	3,793,204	502,496	1,898,656	2,401,152
	24,787,346	(11,398,329)	13,389,017	8,395,226	2,481,131	10,876,357
Other	306,244	—	306,244	—	—	—
Total assets and secured financing	$25,093,590	$(11,398,329)	$13,695,261	$8,395,226	$2,481,131	10,876,357

Unsecured debt						685,276
Debt excluding non-recourse						11,561,633
Debt in consolidated variable interest entities (2)						11,392,901
Total debt (3)						$22,954,534
Equity						$1,853,374
Debt-to equity ratio:
Excluding non-recourse debt (4)						6.2:1
Total (5)						12.4:1

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
(2)
Does not include adjustments for credit risk transfer strip liabilities of $5.4 million.
(3)
Excludes non-debt liabilities of $285.7 million included in total liabilities on our consolidated balance sheet.
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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2026	2025	2026	2025
	(in thousands)
Average balance outstanding	$7,487,136	$6,382,670	$7,633,516	$6,282,348
Maximum daily balance outstanding	$8,575,174	$7,603,144	$9,032,657	$7,799,203
Ending balance (UPB)			$8,398,039	$6,833,086

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales related to our aggregation and securitization activities. The total facility size of our Assets sold under agreements to repurchase was approximately $13.5 billion at June 30, 2026.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and

All repurchase agreements that matured between June 30, 2026 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2026:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$473,643
Santander US Capital	116,326
Bank of America, N.A.	113,420
Citibank, N.A.	84,810
Nomura Holdings America, Inc.	73,784
Goldman Sachs & Co. LLC	61,534
Wells Fargo Securities, LLC	43,335
RBC Capital Markets, L.P.	39,348
Barclays Capital Inc.	39,006
JPMorgan Chase & Co.	35,596
Morgan Stanley & Co. LLC	29,213
BNP Paribas	20,785
Bank of Montreal	11,163
Daiwa Capital Markets America Inc.	4,319
Mizuho Financial Group	3,092
$1,149,374

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

June 30, 2026
(in thousands)
Loans held for sale at fair value	$3,195,343
Mortgage servicing rights at fair value	3,728,574
Other assets
From nonaffiliates	610,678
From PFSI	21,633
From non-issuer or non-guarantor subsidiaries (1)	446,658
Total assets	$8,002,886

Total liabilities
Payable to nonaffiliates	$2,025,765
Payable to PFSI	5,973,125
Payable to non-issuer or non-guarantor subsidiaries	8,502
$8,007,392

Six months ended June 30, 2026
(in thousands)
Net investment income
From nonaffiliates	$223,378
From PFSI	10,664
From non-issuer or non-guarantor subsidiaries (1)	(230,070)
3,972
Expenses
From nonaffiliates	34,722
From PFSI	56,342
91,064
Pre-tax income	(87,092)
Provision for income taxes	(22,513)
Net income	$(64,579)

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of June 30, 2026.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2026, we have not entered into any off-balance sheet arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2026, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(in thousands)
Change in fair value	$207,055	$137,137	$96,666	$(108,149)	$(165,433)	$(476,679)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2026, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Option-adjusted spread	$94,652	$54,442	$30,308	$(33,357)	$(67,581)	$(134,995)
Prepayment speed	$142,648	$78,797	$41,490	$(42,931)	$(85,475)	$(168,902)
Annual per-loan cost of servicing	$57,877	$28,939	$14,469	$(14,469)	$(28,939)	$(57,877)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$29,894	$14,752	$7,330	$(7,236)	$(14,379)	$(28,399)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(8,410)	$(5,104)	$(2,331)	$1,984	$3,672	$5,103

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and six months ended June 30, 2026.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
April 1, 2026 – April 30, 2026	—	$—	—	$73,353
May 1, 2026 – May 31, 2026	—	$—	—	$73,353
June 1, 2026 – June 30, 2026	—	$—	—	$73,353

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

As of June 30, 2026, the following trustees or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On June 22, 2026, Scott Carnahan, a member of the Company’s board of trustees, adopted a trading plan to sell the Company’s Common Shares received upon the vesting of 10,699 time-based restricted stock units. The trading plan will expire on December 31, 2027. Mr. Carnahan’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended June 30, 2026, none of our other trustees or Section 16 officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (ii) the Consolidated Statements of Operations for the quarter ended June 30, 2026 and June 30, 2025, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter ended June 30, 2026 and June 30, 2025, (iv) the Consolidated Statements of Cash Flows for the quarter ended June 30, 2026 and June 30, 2025 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 4, 2026	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2026	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)