Form 10-Q
period 2026-09-30
PennyMac Mortgage Investment Trust
filed 2026-11-03
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	PMT	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRA	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value	PMT/PRB PMT/PRC	New York Stock Exchange New York Stock Exchange
8.50% Senior Notes Due September 2028	PMTU	New York Stock Exchange
9.00% Senior Notes Due February 2030	PMTV	New York Stock Exchange
9.00% Senior Notes Due June 2030	PMTW	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Shares of Beneficial Interest, $0.01 par value	87,202,362

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2026

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
•
our engagement in private loan securitizations;
•
development of technology and artificial intelligence;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025
	(in thousands, except share information)
ASSETS
Cash	$161,459	$271,970
Short-term investments at fair value	148,630	190,518
Mortgage-backed securities at fair value pledged to creditors	4,305,991	4,452,859
Loans held for sale at fair value ($2,843,528 and $2,676,700 pledged to creditors, respectively)	2,870,751	2,699,398
Loans held for investment at fair value ($14,400,024 and $8,530,939 pledged to creditors, respectively)	14,401,385	8,532,644
Derivative assets with nonaffiliates ($30,695 and $32,659 pledged to creditors, respectively)	53,001	49,696
Derivative assets with PennyMac Financial Services, Inc.	5,668	6,247
Deposits securing credit risk transfer arrangements pledged to creditors	887,188	1,009,334
Mortgage servicing rights at fair value ($3,430,494 and $3,582,211 pledged to creditors, respectively)	3,513,760	3,644,702
Servicing advances ($48,584 and $78,430 pledged to creditors, respectively)	62,281	96,830
Due from PennyMac Financial Services, Inc.	14,588	19,100
Other	429,161	373,584
Total assets	$26,853,863	$21,346,882
LIABILITIES
Assets sold under agreements to repurchase	$8,381,973	$8,018,601
Notes payable secured by credit risk transfer and mortgage servicing assets	2,503,473	2,258,128
Unsecured senior notes	686,065	1,028,300
Interest-only security payable at fair value	34,608	37,650
Asset-backed financings of variable interest entities at fair value	13,146,200	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates at fair value	11,333	6,932
Derivative liabilities with PennyMac Financial Services, Inc.	16,456	2,257
Accounts payable and accrued liabilities	140,810	168,498
Due to PennyMac Financial Services, Inc.	20,295	17,122
Income taxes payable	124,349	127,476
Liability for losses under representations and warranties	5,219	5,284
Total liabilities	25,070,781	19,459,551

Commitments and contingencies ─ Note 17

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share—authorized 100,000,000 shares, issued and outstanding 22,400,000, liquidation preference $560,000,000	541,482	541,482
Common shares of beneficial interest, $0.01 par value—authorized, 500,000,000 issued and outstanding, 87,202,362 and 87,016,604 shares, respectively	872	870
Additional paid-in capital	1,930,055	1,927,804
Accumulated deficit	(689,327)	(582,825)
Total shareholders’ equity	1,783,082	1,887,331
Total liabilities and shareholders’ equity	$26,853,863	$21,346,882

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of the certain consolidated variable interest entities (“VIEs”) included in total assets and liabilities where the assets of each VIE can only be used to settle liabilities of that VIE and the creditors of these VIEs do not have recourse to the general credit of the Company, are summarized below:

	September 30,	December 31,
	2026	2025
	(in thousands)
ASSETS
Loans held for investment at fair value	$14,400,024	$8,530,939
Derivative assets	30,695	32,659
Deposits securing credit risk transfer arrangements	887,188	1,009,334
Other—interest receivable	53,323	35,675
	$15,371,230	$9,608,607
LIABILITIES
Asset-backed financings of variable interest entities at fair value	$13,146,200	$7,789,303
Interest-only security payable at fair value	34,608	37,650
Derivative and credit risk transfer strip liabilities at fair value	5,231	5,999
Accounts payable and accrued liabilities—interest payable	53,323	35,675
	$13,239,362	$7,868,627

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands, except (loss) earnings per common share)
Net investment income
Net loan servicing fees:
From nonaffiliates
Contractually specified	$140,423	$151,395	$432,418	$456,705
Other	3,925	4,428	12,368	13,472
	144,348	155,823	444,786	470,177
Change in fair value of mortgage servicing rights	125,403	(116,379)	(17,360)	(336,097)
Mortgage servicing rights hedging results	(30,820)	(27,360)	(75,532)	(127,941)
	238,931	12,084	351,894	6,139
From PennyMac Financial Services, Inc.	2,948	3,345	13,612	6,027
Net loan servicing fees	241,879	15,429	365,506	12,166
Net (losses) gains on investments and financings	(162,265)	64,087	(163,027)	160,080
Net gains on loans held for sale at fair value:
From nonaffiliates	5,196	14,326	43,398	39,803
From PennyMac Financial Services, Inc.	—	531	—	5,204
Net gains on loans held for sale at fair value	5,196	14,857	43,398	45,007
Loan origination fees	1,345	3,095	5,926	9,632
Net interest (expense) income:
Interest income	314,402	230,088	894,743	602,660
Interest expense	364,290	228,394	955,385	615,680
Net interest (expense) income	(49,888)	1,694	(60,642)	(13,020)
Results of real estate acquired in settlement of loans	(52)	(27)	(161)	(169)
Other	29	97	107	202
Net investment income	36,244	99,232	191,107	213,898
Expenses
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	20,449	21,012	59,812	64,386
Management fees	6,762	6,912	20,334	20,793
Loan fulfillment fees	3,206	6,162	13,966	17,266
Professional services	12,503	8,608	37,631	23,952
Compensation	2,628	2,817	8,994	8,623
Loan collection and liquidation	2,622	1,503	6,426	5,857
Safekeeping	921	1,194	2,707	3,532
Loan origination	—	794	227	2,146
Other	3,594	3,232	13,736	9,638
Total expenses	52,685	52,234	163,833	156,193
(Loss) income before provision for (benefit from) income taxes	(16,441)	46,998	27,274	57,705
Provision for (benefit from) income taxes	8,931	(11,298)	(2,889)	(17,805)
Net (loss) income	(25,372)	58,296	30,163	75,510
Dividends on preferred shares of beneficial interest	10,455	10,455	31,364	31,364
Net (loss) income attributable to common shareholders	$(35,827)	$47,841	$(1,201)	$44,146
(Loss) earnings per common share
Basic	$(0.41)	$0.55	$(0.01)	$0.50
Diluted	$(0.41)	$0.55	$(0.01)	$0.50
Weighted average common shares outstanding
Basic	87,202	87,017	87,162	86,979
Diluted	87,202	87,017	87,162	86,979

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2026
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2026	22,400	$541,482	87,203	$872	$1,929,303	$(618,283)	$1,853,374
Net loss	—	—	—	—	—	(25,372)	(25,372)
Share-based compensation	—	—	—	—	752	—	752
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(35,217)	(35,217)
Balance at September 30, 2026	22,400	$541,482	87,203	$872	$1,930,055	$(689,327)	$1,783,082

	Quarter ended September 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at June 30, 2025	22,400	$541,482	87,017	$870	$1,925,740	$(602,447)	$1,865,645
Net income	—	—	—	—	—	58,296	58,296
Share-based compensation	—	—	—	—	812	—	812
Dividends:
Preferred shares	—	—	—	—	—	(10,455)	(10,455)
Common shares ($0.40 per share)	—	—	—	—	—	(34,989)	(34,989)
Balance at September 30, 2025	22,400	$541,482	87,017	$870	$1,926,552	$(589,595)	$1,879,309

Statements continued on the next page

	Nine months ended September 30, 2026
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2025	22,400	$541,482	87,017	$870	$1,927,804	$(582,825)	$1,887,331
Net income	—	—	—	—	—	30,163	30,163
Share-based compensation	—	—	186	2	2,251	—	2,253
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(105,301)	(105,301)
Balance at September 30, 2026	22,400	$541,482	87,203	$872	$1,930,055	$(689,327)	$1,783,082

	Nine months ended September 30, 2025
	Preferred shares		Common shares
	Number of shares	Amount	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2024	22,400	$541,482	86,861	$869	$1,925,067	$(528,918)	$1,938,500
Net income	—	—	—	—	—	75,510	75,510
Share-based compensation	—	—	156	1	1,485	—	1,486
Dividends:
Preferred shares	—	—	—	—	—	(31,364)	(31,364)
Common shares ($1.20 per share)	—	—	—	—	—	(104,823)	(104,823)
Balance at September 30, 2025	22,400	$541,482	87,017	$870	$1,926,552	$(589,595)	$1,879,309

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash flows from operating activities
Net income	$30,163	$75,510
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights	17,360	336,097
Mortgage servicing rights hedging results	75,532	127,941
Net losses (gains) on investments and financings	163,027	(160,080)
Net gains on loans held for sale	(43,398)	(45,007)
Amortization of purchase premiums and accrual of unearned discounts on mortgage-backed securities, loans held for investment, and asset-backed financings, net	63,017	(27,036)
Amortization of debt issuance costs	13,053	15,322
Results of real estate acquired in settlement of loans	161	169
Share-based compensation expense	3,395	2,613
Purchase of loans held for sale from nonaffiliates	(1,256,682)	(59,033,943)
Purchase of loans held for sale from PennyMac Financial Services, Inc.	(12,702,942)	(5,673,014)
Sale to nonaffiliates and repayment of loans held for sale	5,604,457	7,480,047
Sale of loans held for sale to PennyMac Financial Services, Inc.	—	52,856,500
Repurchase of loans subject to representations and warranties	(10,899)	(21,113)
Decrease in servicing advances	34,421	43,309
Decrease (increase) in due from PennyMac Financial Services, Inc.	4,531	(2,156)
(Increase) decrease in other assets	(178,066)	131,263
Decrease in accounts payable and accrued liabilities	(28,359)	(3,838)
Increase in due to PennyMac Financial Services, Inc.	3,173	9,959
Decrease in income taxes payable	(3,127)	(20,029)
Net cash used in operating activities	(8,211,183)	(3,907,486)
Cash flows from investing activities
Net decrease (increase) in short-term investments	41,888	(77,845)
Purchase of mortgage-backed securities	(1,038,581)	(942,462)
Sale and repayment of mortgage-backed securities	987,888	552,184
Repayment of loans held for investment	1,547,543	299,531
Net settlement of derivative financial instruments	(8,364)	5,110
Distribution from credit risk transfer arrangements	153,665	115,232
Sale (transfer to Agency) of mortgage servicing rights	201,770	(675)
Sale of real estate acquired in settlement of loans	117	686
Decrease (increase) in margin deposits	129,043	(74,811)
Net cash provided by (used in) investing activities	2,014,969	(123,050)

Statements continued on the next page

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Nine months ended September 30,
	2026	2025
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	44,697,649	88,710,128
Repurchase of assets sold under agreements to repurchase	(44,337,013)	(87,506,607)
Issuance of mortgage loan participation purchase and sale agreements	—	665,124
Repayment of mortgage loan participation purchase and sale agreements	—	(676,775)
Issuance of notes payable secured by credit risk transfer and mortgage servicing assets	531,693	150,000
Repayment of notes payable secured by credit risk transfer and mortgage servicing assets	(285,242)	(835,552)
Issuance of unsecured senior notes	—	277,500
Repayment of unsecured senior notes	(345,000)	—
Issuance of asset-backed financings of variable interest entities	7,483,903	3,617,501
Repayment of asset-backed financings of variable interest entities	(1,514,493)	(293,955)
Payment of debt issuance costs	(8,658)	(14,019)
Payment of dividends to preferred shareholders	(31,364)	(31,364)
Payment of dividends to common shareholders	(104,630)	(104,524)
Payment of vested share-based compensation tax withholdings	(1,142)	(1,127)
Net cash provided by financing activities	6,085,703	3,956,330
Net decrease in cash	(110,511)	(74,206)
Cash at beginning of period	271,970	337,694
Cash at end of period	$161,459	$263,488
Supplemental cash flow information
Payments, net:
Income taxes	$238	$2,223
Interest	$958,779	$615,598
Non-cash investing activities:
Reclassification of loans held for sale to loans held for investment resulting from securitization activities	$8,091,067	$4,013,749
Receipt of mortgage servicing rights as proceeds from sales of loans	$88,188	$136,783
Non-cash financing activities:
Dividends declared, not paid	$35,514	$35,137

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) is a specialty finance company, which invests in residential mortgage-related assets. The Company operates in three reportable segments: credit sensitive strategies, interest rate sensitive strategies and aggregation and securitization (formerly referred to as correspondent production); all other activities are included in corporate. The segments’ investment activities are summarized below:

•
The credit sensitive strategies segment represents the Company’s investments in subordinate residential mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) arrangements referencing loans from its own aggregation and securitization activities (“CRT arrangements”).
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

The Company finances certain of the loans it aggregates through its own securitizations and retains certain senior and subordinate MBS created in the securitizations. The Company also sells certain of the loans it acquires through its aggregation and securitization activities to government-sponsored enterprises ("GSEs") such as the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”) as well as to other investors. Freddie Mac and Fannie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

Note 3—Concentration of Risks

As discussed in Note 1 – Organization above, PMT’s operating and investing activities are centered in residential mortgage-related assets, including subordinate MBS, Agency and senior Non-Agency MBS, CMOs, loans, CRT arrangements and MSRs.

Investments in mortgage-related assets expose the Company to fair value risk and credit risk. As a result of prevailing market conditions, including changes in market interest rates, the Company may be required to recognize losses associated with adverse changes to the fair value of its investments in MBS, CMOs, loans, CRT arrangements and MSRs. The Company is exposed to credit losses arising from its investments in CRT arrangements and subordinate MBS.

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

Operating Activities

Servicing Agreement

The Company has a loan servicing agreement with PLS (the “Servicing Agreement”) pursuant to which PLS provides subservicing for the Company's MSRs and loans.

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

Following is a summary of loan servicing and recapture fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$144	$383	$444	$891
Loans held for investment	1,803	(233)	3,437	161
Mortgage servicing rights	18,502	20,862	55,931	63,334
	$20,449	$21,012	$59,812	$64,386
Average investment in loans:
Held for sale	$2,963,582	$2,058,167	$2,749,705	$2,087,048
Held for investment	$13,511,698	$5,235,047	$11,627,812	$3,885,345
Average MSR portfolio unpaid principal balance	$200,144,607	$220,178,747	$207,765,234	$222,854,243

Mortgage servicing rights recapture fees	$2,948	$3,345	$13,612	$6,027
Unpaid principal balance of loans recaptured	$226,618	$205,055	$1,258,774	$547,577

Mortgage Banking Services Agreement

The Company is provided fulfillment and other services for the operation of its aggregation and securitization activities under an amended and restated mortgage banking services agreement with PLS. These services include: provision of models and technology for the pricing of loans and MSRs; reviews of loan data, documentation and appraisals to assess loan quality and risk; hedging the fair value of the Company's mortgage loan inventory and commitments to purchase mortgage loans; sale of loans through secondary mortgage markets; and correspondent seller performance and credit monitoring.

PLS replaced the Company in the role of initial correspondent loan purchaser effective July 1, 2025. The Company has the right under a mortgage loan purchase agreement to purchase up to 100% of the non-government insured or guaranteed delegated correspondent loans purchased by PLS at its cost plus accrued interest, less any loan administrative fee paid to PLS by the correspondent seller, and subject to quarterly fulfillment fees as described below. PLS may hold or otherwise sell correspondent loans to other investors if the Company chooses not to purchase such loans. As a result of the revised agreement, the sourcing fee arrangement described below no longer has any effect for correspondent loan commitments entered into beginning on July 1, 2025.

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

Following is a summary of aggregation and securitization activities between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Loan fulfillment fees earned by PLS	$3,206	$6,162	$13,966	$17,266
Unpaid principal balance of loans fulfilled by PLS	$1,198,776	$3,343,181	$6,559,831	$9,210,743

Sourcing fees received from PLS included in Net gains on loans held for sale		$531		$5,204
Unpaid principal balance of loans sold to PLS:
Government guaranteed or insured		$3,081,974		$27,060,094
Conventional conforming		2,322,914		24,984,726
		$5,404,888		$52,044,820

Purchases of loans held for sale from PLS (1)	$3,324,262	$3,983,322	$12,702,942	$5,673,014

Tax service fees paid to PLS		$558		$1,537

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

“Common shareholders’ equity” is defined as the shareholders equity less the GAAP carrying value of the Company’s preferred equity.

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

Following is a summary of management fee expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Base management fee	$6,762	$6,912	$20,334	$20,793
Performance incentive fee	—	—	—	—
	$6,762	$6,912	$20,334	$20,793
Average shareholders' equity amounts used to calculate base management fee expense	$1,788,469	$1,828,365	$1,812,550	$1,853,613

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

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Reimbursement of:
Expenses incurred on the Company’s behalf, net	$5,336	$6,873	$15,734	$16,437
Overhead	949	982	5,920	2,945
Compensation	1,599	1,629	4,797	4,886
	$7,884	$9,484	$26,451	$24,268
Payments and settlements during the period (1)	$12,680	$27,709	$44,024	$88,385

(1)
Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for the operating, investing and financing activities itemized in this Note.

Financing Activities

PFSI Investment in the Company

PFSI held 75,000 of the Company’s Common Shares during the nine months ended September 30, 2026 and 2025.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2026	December 31, 2025
	(in thousands)
Due from PFSI-Miscellaneous receivables	$14,588	$19,100

Due to PFSI:
Loan servicing fees	$7,477	$6,669
Management fees	6,762	6,856
Allocated expenses and costs	6,056	3,161
Aggregation and securitization costs	—	436
	$20,295	$17,122

The Company has also transferred cash to PLS to fund loan servicing advances and REO property acquisition and preservation costs incurred on its behalf. Such amounts are included in certain of the Company's balance sheet items as summarized below:

Balance sheet line including advance amount	September 30, 2026	December 31, 2025
	(in thousands)
Servicing advances	$62,281	$96,830
Other assets-Real estate acquired in settlement of loans	783	655
	$63,064	$97,485

Note 5—Loan Sales

The following table summarizes cash flows between the Company and transferees in transfers of loans that are accounted for as sales where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cash flows:
Proceeds from sales	$1,285,038	$2,496,351	$5,604,457	$7,480,047
Loan servicing fees	$129,490	$151,395	$407,231	$456,705

The following table summarizes for the dates presented collection status information for loans that are accounted for as sales where the Company maintains continuing involvement:

	September 30, 2026	December 31, 2025
	(in thousands)
Unpaid principal balance of loans outstanding	$190,824,900	$212,581,934
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,455,922	$2,583,158
90 or more days delinquent:
Not in foreclosure	$1,012,353	$1,025,111
In foreclosure	$147,564	$118,503
Bankruptcy	$395,377	$351,890

Custodial funds managed by the Company (1)	$3,330,465	$2,758,142

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

The Company’s exposure to losses under its recourse obligations was initially established at rates ranging from 3.5% to 4.0% of the UPB of the loans sold under the CRT arrangements. As the UPB of the underlying loans subject to each CRT arrangement decreased through repayments, the percentage exposure to losses of each CRT arrangement increased to maximums ranging from 4.5% to 5.0% of outstanding UPB, although the total dollar amount of the Company's exposure to losses did not increase.

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

Gains and losses on the CRT derivatives, strips and the IO ownership interest sold to a nonaffiliate included in the CRT arrangements are included in Net (losses) gains on investments and financings in the consolidated statements of operations.

Following is a summary of the CRT arrangements:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,008	$2,599	$6,600	$8,034
Valuation changes	496	348	(1,705)	2,268
	2,504	2,947	4,895	10,302
Credit risk transfer strips
Realized	7,583	9,623	24,782	29,350
Valuation changes	224	1,177	905	(5,124)
	7,807	10,800	25,687	24,226
Interest-only security payable at fair value — valuation changes	(309)	(5)	3,042	(2,336)
	10,002	13,742	33,624	32,192
Interest income — Deposits securing credit risk transfer arrangements	8,315	11,125	25,688	34,201
	$18,317	$24,867	$59,312	$66,393

Net payments made to settle losses on credit risk transfer arrangements	$1,769	$1,250	$4,296	$3,718

	September 30, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,695	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,231)	(5,999)
Deposits securing credit risk transfer arrangements	887,188	1,009,334
Interest-only security payable at fair value	(34,608)	(37,650)
	$878,044	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,695	$32,659
Deposits securing credit risk transfer arrangements (1)	$887,188	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$16,878,161	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$16,389,390	$18,908,261
30-89 days delinquent	$340,112	$413,295
90-179 days delinquent	$78,773	$110,486
180 or more days delinquent	$50,689	$57,798
Foreclosure	$19,197	$27,690
Bankruptcy	$54,295	$68,426

(1)
Deposits securing credit risk transfer arrangements also secure $5.2 million and $6.0 million in CRT strip liabilities at September 30, 2026 and December 31, 2025, respectively.

Non-Agency Mortgage-Backed Securities

The Company retains or purchases non-agency MBS in transactions sponsored by PMC or a nonaffiliate. Cash inflows from the loans underlying these securities are distributed to investors and service providers in accordance with the respective securities' contractual priorities of payments and, as such, most of these inflows must be directed first to service and repay the senior securities.

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

For financial reporting purposes, the loans held by the consolidated VIEs are included in Loans held for investment at fair value and the MBS issued to nonaffiliates are included in Asset-backed financings of variable interest entities at fair value in its consolidated balance sheets. The Company recognizes the interest earned on the loans owned by the VIEs as Interest income and the interest attributable to the asset-backed securities issued to nonaffiliates by the VIEs as Interest expense on its consolidated statements of operations.

Following is a summary of the Company’s investment in MBS backed by assets held in consolidated VIEs:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings:
Loans held for investment at fair value	$(531,871)	$48,488	$(626,119)	$90,800
Asset-backed financings of variable interest entities at fair value	526,604	(35,707)	629,492	(79,923)
Interest income	186,210	67,153	480,535	151,513
Interest expense	202,989	65,409	479,383	140,573
	$(22,046)	$14,525	$4,525	$21,817

	September 30, 2026	December 31, 2025
	(in thousands)
Loans held for investment at fair value	$14,400,024	$8,530,939
Asset-backed financings of variable interest entities at fair value	$13,146,200	$7,789,303
Retained interests at fair value pledged to secure Assets sold under agreements to repurchase	$1,214,056	$648,159

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$148,630	$—	$—	$148,630
Mortgage-backed securities	—	4,230,727	75,264	4,305,991
Loans held for sale	—	2,868,343	2,408	2,870,751
Loans held for investment	—	14,400,024	1,361	14,401,385
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	88	—	—	88
Put options on interest rate futures purchase contracts	5,566	—	—	5,566
Forward sale contracts	—	89,048	—	89,048
Swaptions	—	54,793	—	54,793
Credit risk transfer derivatives	—	—	30,695	30,695
Total derivative assets with nonaffiliates before netting	5,654	143,841	30,695	180,190
Netting	—	—	—	(127,189)
Total derivative assets with nonaffiliates after netting	5,654	143,841	30,695	53,001
Derivative assets with PennyMac Financial Services, Inc.:
Forward purchase contracts	—	5,462	—	5,462
Interest rate lock commitments	—	—	370	370
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	5,462	370	5,832
Netting	—	—	—	(164)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	5,462	370	5,668
Mortgage servicing rights	—	—	3,513,760	3,513,760
	$154,284	$21,648,397	$3,623,858	$25,299,186
Liabilities:
Interest-only security payable	$—	$—	$34,608	$34,608
Asset-backed financings of variable interest entities	—	13,146,200	—	13,146,200
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	13,166	—	13,166
Forward sale contracts	—	2,959	—	2,959
Swaptions	—	32	—	32
Total derivative liabilities with nonaffiliates before netting	—	16,157	—	16,157
Netting	—	—	—	(10,055)
Total derivative liabilities with nonaffiliates after netting	—	16,157	—	6,102
Credit risk transfer strips	—	—	5,231	5,231
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	16,157	5,231	11,333
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	16,456	16,456
Forward purchase contracts	—	164	—	164
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	164	16,456	16,620
Netting	—	—	—	(164)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	164	16,456	16,456
	$—	$13,162,521	$56,295	$13,208,597

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$190,518	$—	$—	$190,518
Mortgage-backed securities	—	4,380,357	72,502	4,452,859
Loans held for sale	—	2,695,817	3,581	2,699,398
Loans held for investment	—	8,530,939	1,705	8,532,644
Derivative assets with nonaffiliates:
Call options on interest rate futures purchase contracts	1,289	—	—	1,289
Put options on interest rate futures purchase contracts	4,109	—	—	4,109
Forward purchase contracts	—	4,113	—	4,113
Forward sale contracts	—	2,381	—	2,381
Credit risk transfer derivatives	—	—	32,659	32,659
Total derivative assets with nonaffiliates before netting	5,398	6,494	32,659	44,551
Netting	—	—	—	5,145
Total derivative assets with nonaffiliates after netting	5,398	6,494	32,659	49,696
Derivative assets with PennyMac Financial Services, Inc.:
Interest rate lock commitments	—	—	4,605	4,605
Forward purchase contracts	—	1,784	—	1,784
Total derivative assets with PennyMac Financial Services, Inc. before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative assets with PennyMac Financial Services, Inc. after netting	—	1,784	4,605	6,247
Mortgage servicing rights	—	—	3,644,702	3,644,702
	$195,916	$15,615,391	$3,759,754	$19,576,064
Liabilities:
Interest-only security payable	$—	$—	$37,650	$37,650
Asset-backed financings of variable interest entities	—	7,789,303	—	7,789,303
Derivative and credit risk transfer strip liabilities with nonaffiliates:
Forward purchase contracts	—	158	—	158
Forward sale contracts	—	17,340	—	17,340
Total derivative liabilities with nonaffiliates before netting	—	17,498	—	17,498
Netting	—	—	—	(16,565)
Total derivative liabilities with nonaffiliates after netting	—	17,498	—	933
Credit risk transfer strips	—	—	5,999	5,999
Total derivative and credit risk transfer strip liabilities with nonaffiliates	—	17,498	5,999	6,932
Derivative liabilities with PennyMac Financial Services, Inc:
Interest rate lock commitments	—	—	2,257	2,257
Forward purchase contracts	—	142	—	142
Total derivative liabilities with PennyMac Financial Services, Inc before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative liabilities with PennyMac Financial Services, Inc after netting:	—	142	2,257	2,257
	$—	$7,806,943	$45,906	$7,836,142

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the periods presented:

	Quarter ended September 30, 2026
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2026	$68,934	$2,311	$1,592	$30,301	$2,945	$(5,428)	$3,575,603	$3,676,258
Purchases and issuances	—	2,005	—	—	1,349	—	—	3,354
Repayments and sales	(3,809)	(1,849)	(15)	(2,110)	—	(7,610)	(204,172)	(219,565)
Accrual of unearned discounts	1,835	—	—	—	—	—	—	1,835
Amounts received pursuant to sales of loans	—	—	—	—	—	—	16,926	16,926
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	8,304	(59)	(53)	2,504	(17,451)	7,807	125,403	126,455
	8,304	(59)	(53)	2,504	(17,451)	7,807	125,403	126,455
Transfers of:
Loans to REO	—	—	(163)	—	—	—	—	(163)
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(2,929)	—	—	(2,929)
Balance, September 30, 2026	$75,264	$2,408	$1,361	$30,695	$(16,086)	$(5,231)	$3,513,760	$3,602,171
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2026	$8,304	$(3)	$(54)	$496	$(16,086)	$224	$125,403	$118,284

(1)
For the purpose of this table, CRT derivative, interest rate lock commitment (“IRLC”), and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2026
(in thousands)
Interest-only security payable:
Balance, June 30, 2026	$34,299
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	309
309
Balance, September 30, 2026	$34,608
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2026	$309

	Quarter ended September 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, June 30, 2025	$79,052	$7,165	$1,854	$31,147	$6,485	$(10,479)	$3,739,106	$3,854,330
Purchases and issuances	—	(1,305)	—	—	13,533	—	—	12,228
Repayments and sales	(4,387)	(3,771)	(99)	(2,662)	—	(9,651)	—	(20,570)
Accrual of unearned discounts	2,161	—	—	—	—	—	—	2,161
Amounts received pursuant to sales of loans	—	—	—	—	—	—	45,744	45,744
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(1,469)	245	(9)	2,947	11,290	10,800	(116,379)	(92,575)
	(1,469)	245	(9)	2,947	11,290	10,800	(116,379)	(92,575)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(25,819)	—	—	(25,819)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	284	284
Balance, September 30, 2025	$75,357	$2,334	$1,746	$31,432	$5,489	$(9,330)	$3,668,755	$3,775,783
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2025	$(1,469)	$(15)	$(31)	$348	$5,489	$1,177	$(116,379)	$(110,880)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Quarter ended September 30, 2025
(in thousands)
Interest-only security payable:
Balance, June 30, 2025	$36,553
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	5
5
Balance, September 30, 2025	$36,558
Changes in fair value recognized during the quarter relating to liability outstanding at September 30, 2025	$5

	Nine months ended September 30, 2026
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments with PFSI	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2025	$72,502	$3,581	$1,705	$32,659	$2,348	$(5,999)	$3,644,702	$3,751,498
Purchases and issuances	—	10,899	—	—	15,577	—	—	26,476
Repayments and sales	(11,870)	(11,874)	(85)	(6,859)	—	(24,919)	(204,172)	(259,779)
Accrual of unearned discounts	5,645	—	—	—	—	—	—	5,645
Amounts received pursuant to sales of loans	—	—	—	—	—	—	88,188	88,188
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	8,987	(198)	(96)	4,895	(20,897)	25,687	(17,360)	1,018
	8,987	(198)	(96)	4,895	(20,897)	25,687	(17,360)	1,018
Transfers of:
Loans to REO	—	—	(163)	—	—	—	—	(163)
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(13,114)	—	—	(13,114)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	2,402	2,402
Balance, September 30, 2026	$75,264	$2,408	$1,361	$30,695	$(16,086)	$(5,231)	$3,513,760	$3,602,171
Changes in fair value recognized during the period relating to assets still held at September 30, 2026	$8,987	$(150)	$(84)	$(1,705)	$(16,086)	$905	$(38,927)	$(47,060)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2026
(in thousands)
Interest-only security payable:
Balance, December 31, 2025	$37,650
Change in fair value included in income arising from:
Change in instrument - specific credit risk	—
Other factors	(3,042)
(3,042)
Balance, September 30, 2026	$34,608
Change in fair value recognized during the period relating to liability outstanding at September 30, 2026	$(3,042)

	Nine months ended September 30, 2025
Assets (1)	Interest-only stripped mortgage-backed securities	Loans held for sale	Loans held for investment	CRT derivatives	Interest rate lock commitments	CRT strips	Mortgage servicing rights	Total
	(in thousands)
Balance, December 31, 2024	$86,260	$7,971	$1,866	$29,377	$444	$(4,060)	$3,867,394	$3,989,252
Purchases and issuances	—	1,826	—	—	21,685	—	—	23,511
Repayments and sales	(13,547)	(7,989)	(139)	(8,247)	—	(29,496)	—	(59,418)
Accrual of unearned discounts	6,611	—	—	—	—	—	—	6,611
Amounts received pursuant to sales of loans	—	—	—	—	—	—	136,783	136,783
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—	—	—	—	—	—	—	—
Other factors	(3,967)	526	19	10,302	23,210	24,226	(336,097)	(281,781)
	(3,967)	526	19	10,302	23,210	24,226	(336,097)	(281,781)
Transfers of:
Interest rate lock commitments to loans held for sale (2)	—	—	—	—	(39,850)	—	—	(39,850)
Mortgage servicing rights relating to delinquent loans to Agency	—	—	—	—	—	—	675	675
Balance, September 30, 2025	$75,357	$2,334	$1,746	$31,432	$5,489	$(9,330)	$3,668,755	$3,775,783
Changes in fair value recognized during the period relating to assets still held at September 30, 2025	$(3,967)	$89	$(1)	$2,268	$5,489	$(5,124)	$(336,097)	$(337,343)

(1)
For the purpose of this table, CRT derivative, IRLC, and CRT strip asset and liability positions are shown net.
(2)
The Company had transfers among the fair value levels arising from transfers of IRLCs to Loans held for sale at fair value upon purchase of the respective loans.

Liabilities	Nine months ended September 30, 2025
(in thousands)
Interest-only security payable:
Balance, December 31, 2024	$34,222
Changes in fair value included in income arising from:
Changes in instrument - specific credit risk	—
Other factors	2,336
2,336
Balance, September 30, 2025	$36,558
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2025	$2,336

Financial Statement Items Measured at Fair Value under the Fair Value Option

Following are the fair values and related principal amounts due upon maturity of loans accounted for under the fair value option:

	September 30, 2026			December 31, 2025
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Loans held for sale:
Current through 89 days delinquent	$2,868,353	$2,915,235	$(46,882)	$2,696,128	$2,627,441	$68,687
90 or more days delinquent:
Not in foreclosure	1,251	1,242	9	1,273	1,271	2
In foreclosure	1,147	1,468	(321)	1,997	2,289	(292)
	2,398	2,710	(312)	3,270	3,560	(290)
	$2,870,751	$2,917,945	$(47,194)	$2,699,398	$2,631,001	$68,397
Loans held for investment:
Held in consolidated VIEs:
Current through 89 days delinquent	$14,394,580	$14,696,969	$(302,389)	$8,529,906	$8,353,814	$176,092
90 or more days delinquent:
Not in foreclosure	5,040	6,080	(1,040)	700	844	(144)
In foreclosure	404	478	(74)	333	428	(95)
	5,444	6,558	(1,114)	1,033	1,272	(239)
	14,400,024	14,703,527	(303,503)	8,530,939	8,355,086	175,853
Distressed:
Current through 89 days delinquent	379	378	1	371	476	(105)
90 or more days delinquent:
Not in foreclosure	872	2,566	(1,694)	942	2,553	(1,611)
In foreclosure	110	388	(278)	392	1,120	(728)
	982	2,954	(1,972)	1,334	3,673	(2,339)
	1,361	3,332	(1,971)	1,705	4,149	(2,444)
	$14,401,385	$14,706,859	$(305,474)	$8,532,644	$8,359,235	$173,409

Following are the changes in fair value included in current period results of operations by consolidated statements of operations line item, for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2026
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans held for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$(166,947)	$—	$(15,637)	$(182,584)
Loans held for sale	—	—	(96,355)	—	(96,355)
Loans held for investment	—	(531,924)	—	(22,612)	(554,536)
Credit risk transfer derivatives and strips	—	7,807	—	—	7,807
Mortgage servicing rights	125,403	—	—	—	125,403
	$125,403	$(691,064)	$(96,355)	$(38,249)	$(700,265)
Liabilities:
Interest-only security payable	$—	$(309)	$—	$—	$(309)
Asset-backed financings of VIEs	—	526,604	—	(20,091)	506,513
	$—	$526,295	$—	$(20,091)	$506,204

	Quarter ended September 30, 2025
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans held for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$37,572	$—	$20,537	$58,109
Loans held for sale	—	—	51,146	—	51,146
Loans held for investment	—	48,480	—	(11,240)	37,240
Credit risk transfer derivatives and strips	—	10,800	—	—	10,800
Mortgage servicing rights	(116,379)	—	—	—	(116,379)
	$(116,379)	$96,852	$51,146	$9,297	$40,916
Liabilities:
Interest-only security payable	$—	$(5)	$—	$—	$(5)
Asset-backed financings of VIEs	—	(35,707)	—	2,389	(33,318)
	$—	$(35,712)	$—	$2,389	$(33,323)

	Nine months ended September 30, 2026
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans held for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$(199,928)	$—	$2,367	$(197,561)
Loans held for sale	—	—	(67,472)	—	(67,472)
Loans held for investment	—	(626,215)	—	(48,405)	(674,620)
Credit risk transfer derivatives and strips	—	25,687	—	—	25,687
Mortgage servicing rights	(17,360)	—	—	—	(17,360)
	$(17,360)	$(800,456)	$(67,472)	$(46,038)	$(931,326)
Liabilities:
Interest-only security payable	$—	$3,042	$—	$—	$3,042
Asset-backed financings of VIEs	—	629,492	—	(16,979)	612,513
	$—	$632,534	$—	$(16,979)	$615,555

	Nine months ended September 30, 2025
	Net loan servicing fees	Net (losses) gains on investments and financings	Net gains on loans held for sale	Net interest expense	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$116,991	$—	$38,189	$155,180
Loans held for sale	—	—	131,737	—	131,737
Loans held for investment	—	90,820	—	(15,415)	75,405
Credit risk transfer derivatives and strips	—	24,226	—	—	24,226
Mortgage servicing rights	(336,097)	—	—	—	(336,097)
	$(336,097)	$232,037	$131,737	$22,774	$50,451
Liabilities:
Interest-only security payable	$—	$(2,336)	$—	$—	$(2,336)
Asset-backed financings of VIEs	—	(79,923)	—	4,262	(75,661)
	$—	$(82,259)	$—	$4,262	$(77,997)

Financial Statement Item Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value of assets that were remeasured during the period based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2026	$—	$—	$608	$608
December 31, 2025	$—	$—	$30	$30

The following table summarizes the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Real estate acquired in settlement of loans	$(52)	$(28)	$(117)	$(78)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by credit risk transfer and mortgage servicing assets and the exchangeable senior notes included in Unsecured senior notes are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values. The Company classifies its senior notes included in Unsecured senior notes as “Level 2” fair value liabilities.

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

	September 30, 2026		December 31, 2025
Instrument	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets	$2,503,473	$2,512,944	$2,258,128	$2,268,438
Unsecured senior notes	$686,065	$697,410	$1,028,300	$1,073,341

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

Following are the key inputs used in determining the fair value of IO stripped MBS:

	September 30, 2026	December 31, 2025
Fair value (in thousands)	$75,264	$72,502
Key inputs (1)
Option-adjusted spread (2)
Range	3.1% – 3.5%	4.7% – 4.7%
Weighted average	3.1%	4.7%
Annual total prepayment speed (3)
Range	8.2% – 10.4%	11.0% – 13.6%
Weighted average	8.2%	11.0%
Equivalent life (in years)
Range	4.2 – 8.9	4.0 – 7.7
Weighted average	8.8	7.6

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
•
Loans that are not saleable into active markets, comprised of home equity lines of credit, previously sold loans that the Company repurchased pursuant to the representations and warranties it provided to the purchaser and distressed loans, are categorized as “Level 3” fair value assets:
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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of broker-provided fair values for CRT derivatives:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$30,695	$32,659
UPB of loans in reference pools	$2,906,185	$4,555,682
Key inputs (1)
Discount rate
Range	10.1% – 10.1%	8.6% – 14.1%
Weighted average	10.1%	8.8%
Voluntary prepayment speed (2)
Range	7.1% – 7.1%	6.3% – 7.6%
Weighted average	7.1%	7.3%
Involuntary prepayment speed (3)
Range	0.2% – 0.2%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.1% – 0.1%	0.0% – 0.1%
Weighted average	0.1%	0.1%

(1)
Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using life voluntary CPR.
(3)
Involuntary prepayment speed is measured using life involuntary CPR.

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices, the Company’s estimate of the fair values of the MSRs it expects to receive upon sale of the loans and the probability that the loans will be purchased under the commitments (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2026	December 31, 2025
Fair value of net (liabilities) assets (in thousands) (1)	$(16,086)	$2,348
Committed amount (in thousands)	$883,146	$1,207,859
Key inputs (2)
Pull-through rate
Range	57.4% – 100%	50.5% – 100%
Weighted average	88.6%	90.9%
MSR fair value expressed as
Servicing fee multiple
Range	3.3 – 7.7	1.7 – 8.4
Weighted average	5.4	5.4
Percentage of unpaid principal balance
Range	0.8% – 2.5%	0.4% – 3.2%
Weighted average	1.4%	1.9%

(1)
For purposes of this table, IRLC asset and liability positions are shown net.
(2)
Weighted-average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net loan servicing fees – from nonaffiliates – Mortgage servicing rights hedging results, Net (losses) gains on investments and financings or Net gains on loans held for sale at fair value, as applicable, in the consolidated statements of operations.

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

Following is a quantitative summary of key unobservable inputs used in the Company’s review and approval of the broker-provided fair values used to derive the fair value of the CRT strip liabilities:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$5,231	$5,999
Unpaid principal balance of loans in the reference pools	$13,971,976	$14,961,848
Key inputs (1)
Discount rate
Range	6.1% – 9.8%	5.0% – 8.6%
Weighted average	9.3%	8.1%
Voluntary prepayment speed (2)
Range	7.1% – 7.4%	7.0% – 7.5%
Weighted average	7.1%	7.1%
Involuntary prepayment speed (3)
Range	0.1% – 0.3%	0.1% – 0.3%
Weighted average	0.2%	0.1%
Remaining loss expectation
Range	0.4% – 1.4%	0.4% – 1.4%
Weighted average	0.5%	0.5%

(1)
Weighted average inputs are based on fair value amounts of the CRT arrangements, except for remaining loss expectation which is based on the UPB of the loans in the reference pools.
(2)
Voluntary prepayment speed is measured using life voluntary CPR.
(3)
Involuntary prepayment speed is measured using life involuntary CPR.

Mortgage Servicing Rights

The Company categorizes MSRs as “Level 3” fair value assets. The Company receives a servicing fee based on the UPB of the loans subject to the servicing agreements and generally has the right to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and is generally entitled to retain any placement fees earned on certain custodial funds held pending remittance of mortgagor principal, interest, tax and insurance payments. The fair values of MSRs are derived from the net positive cash flows associated with the servicing agreements. The Company uses a discounted cash flow approach to estimate the fair values of its MSRs.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
MSRs recognized (in thousands)	$16,926	$45,744	$88,188	$136,783
Unpaid principal balance of underlying loans (in thousands)	$1,162,008	$2,488,333	$5,250,518	$7,433,949
Weighted average annual servicing fee rate (in basis points)	27	32	30	32
Key inputs (1)
Prepayment speed (2)
Range	8.4% – 14.3%	9.8% – 15.3%	8.1% – 14.9%	9.4% – 15.5%
Weighted average	9.2%	9.9%	9.5%	9.8%
Equivalent average life (in years)
Range	5.7 – 8.6	3.8– 8.0	3.7 – 9.0	3.7– 8.2
Weighted average	8.3	7.9	8.2	8.0
Pricing spread (3)
Range	4.8% – 10.3%	5.2% - 7.3%	4.7% – 10.3%	5.2% - 7.3%
Weighted average	7.7%	5.2%	6.8%	5.3%
Annual per-loan cost of servicing
Range	$69 – $137	$68 – $91	$69 – $137	$68 – $91
Weighted average	$88	$68	$78	$69

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

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2026	December 31, 2025
Fair value (in thousands)	$3,513,760	$3,644,702
Unpaid principal balance of underlying loans (in thousands)	$192,136,463	$215,781,639
Weighted average annual servicing fee rate (in basis points)	28	28
Weighted average note interest rate	3.8%	3.9%
Key inputs (1)
Prepayment speed (2)
Range	5.9% – 24.4%	7.0% – 21.5%
Weighted average	6.1%	8.4%
Equivalent average life (in years)
Range	1.9 – 10.5	2.1 – 7.9
Weighted average	8.9	7.7
Effect on fair value (in thousands) of (3):
5% adverse change	$(39,462)	$(61,563)
10% adverse change	$(78,145)	$(120,960)
20% adverse change	$(152,834)	$(233,683)
Option-adjusted spread (4)
Range	2.7% – 5.9%	3.6% – 6.2%
Weighted average	4.5%	3.6%
Effect on fair value (in thousands) of (3):
5% adverse change	$(33,437)	$(30,295)
10% adverse change	$(66,364)	$(60,089)
20% adverse change	$(130,368)	$(118,218)
Annual per-loan cost of servicing
Range	$69 – $107	$68 – $90
Weighted average	$69	$68
Effect on fair value (in thousands) of (3):
5% adverse change	$(14,053)	$(15,979)
10% adverse change	$(28,107)	$(31,959)
20% adverse change	$(56,213)	$(63,918)

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

Note 8— Mortgage-Backed Securities

Following is a summary of activity in the Company’s holdings of MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$4,075,660	$3,967,045	$4,452,859	$4,063,706
Purchases	548,174	905,380	1,038,581	942,462
Sales	—	(194,513)	(477,360)	(194,513)
Repayments	(135,259)	(126,857)	(510,528)	(357,671)
Changes in fair value included in income arising from:
Amortization and accrual of net purchase premiums and discounts, net	(15,637)	20,537	2,367	38,189
Valuation adjustments, net	(166,947)	37,572	(199,928)	116,991
	(182,584)	58,109	(197,561)	155,180
Balance at end of period	$4,305,991	$4,609,164	$4,305,991	$4,609,164

	September 30, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$4,305,991	$4,452,859

Following is a summary of the Company’s investments in MBS:

	September 30, 2026
Security type	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,091,972	$2,292	$(90,840)	$2,003,424
Floating rate collateralized mortgage obligations	1,796,823	5,603	(31,775)	1,770,651
Principal-only stripped	465,593	(126,661)	(3,742)	335,190
Senior non-Agency	127,299	(2,947)	(6,816)	117,536
Subordinate residential transition	4,000	—	(74)	3,926
	$4,485,687	$(121,713)	$(133,247)	4,230,727
Interest-only stripped	$310,930			75,264
				$4,305,991

	December 31, 2025
Security type	Principal balance or notional amount	Purchase premiums (discounts), net	Cumulative valuation changes	Fair value
	(in thousands)
Agency fixed-rate pass-through	$2,805,895	$(2,125)	$46,677	$2,850,447
Floating rate collateralized mortgage obligations	850,172	(1,249)	7,074	855,997
Principal-only stripped	610,256	(115,385)	26,258	521,129
Senior non-Agency	155,369	(3,039)	454	152,784
	$4,421,692	$(121,798)	$80,463	4,380,357
Interest-only stripped	$344,592			72,502
				$4,452,859

Maturities of Mortgage-Backed Securities

MBS maturities (based on final maturity dates) are as follows:

	September 30, 2026
Security type	Total	Maturing after one year through five years	Maturing after ten years
	(in thousands)
Agency fixed-rate pass-through securities	$2,003,424	$—	$2,003,424
Floating rate collateralized mortgage obligations	1,770,651	—	1,770,651
Principal-only stripped securities	335,190	—	335,190
Senior non-Agency securities	117,536	—	117,536
Subordinate residential transition	3,926	3,926	—
Interest-only stripped securities	75,264	—	75,264
	$4,305,991	$3,926	$4,302,065

Note 9—Loans Held for Sale at Fair Value

Following is a summary of the distribution of the Company’s loans held for sale at fair value:

Loan type	September 30, 2026	December 31, 2025
	(in thousands)
GSE eligible (1)	$1,974,882	$2,232,706
Jumbo	464,037	433,027
Non-qualified	429,424	30,084
Home equity lines of credit	783	942
Repurchased pursuant to representations and warranties	1,625	2,639
	$2,870,751	$2,699,398
Loans pledged to secure Assets sold under agreements to repurchase	$2,843,528	$2,676,700

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to or with other investors.

Note 10—Loans Held for Investment at Fair Value

Loans held for investment at fair value are comprised primarily of loans held in VIEs securing asset-backed financings as described in Note 6 –Variable Interest Entities – Subordinate and Senior Non-Agency Mortgage-Backed Securities.

Following is a summary of the distribution of the Company’s loans held for investment at fair value:

Loan type	September 30, 2026	December 31, 2025
	(in thousands)
Loans in variable interest entities:
Agency-conforming loans secured by:
Non-owner occupied properties	$8,392,665	$6,332,497
Owner occupied properties	2,874,660	588,788
Fixed interest rate jumbo loans	3,132,699	1,609,654
	14,400,024	8,530,939
Distressed loans	1,361	1,705
	$14,401,385	$8,532,644
Loans held for investment pledged to secure Asset-backed financings at fair value (1)	$14,400,024	$8,530,939

(1)
As discussed in Note 6 ‒ Variable Interest Entities ‒ Subordinate and Senior Non-Agency Mortgage-Backed Securities, the
Company holds a portion of the beneficial interests in the VIEs. At September 30, 2026 and December 31, 2025, $1.2 billion and $648.2 million, respectively, of such retained interests were pledged to secure Assets sold under agreements to repurchase.

Note 11—Derivative and Credit Risk Transfer Strip Assets and Liabilities

Derivative and credit risk transfer strip assets and liabilities are summarized below:

	September 30, 2026	December 31, 2025
	(in thousands)
Derivative assets with nonaffiliates	$53,001	$49,696
Derivative assets with PennyMac Financial Services, Inc.	$5,668	$6,247

Derivative liabilities with nonaffiliates	$6,102	$933
Credit risk transfer strip liabilities	5,231	5,999
	$11,333	$6,932
Derivative liabilities with PennyMac Financial Services, Inc.	$16,456	$2,257

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative and credit risk transfer strip liabilities at fair value and related margin deposits on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities
	(in thousands)
Nonaffiliates:
Hedging derivatives subject to master netting arrangements (2):
Call options on interest rate futures purchase contracts	187,500	$88	$—	3,250,000	$1,289	$—
Put options on interest rate futures purchase contracts	187,500	5,566	—	2,500,000	4,109	—
Forward purchase contracts	2,028,054	—	13,166	3,703,628	4,113	158
Forward sale contracts	5,507,527	89,048	2,959	7,933,760	2,381	17,340
Bond futures	3,116,000	—	—	1,896,100	—	—
Swap futures	216,800	—	—	751,200	—	—
Swaptions	2,000,000	54,793	32	—	—	—
Other derivatives not subject to master netting arrangements:
Credit risk transfer derivatives	2,906,185	30,695	—	455,682	32,659	—
Total derivative instruments before netting		180,190	16,157		44,551	17,498
Netting		(127,189)	(10,055)		5,145	(16,565)
		$53,001	$6,102		$49,696	$933
PennyMac Financial Services, Inc.:
Interest rate lock commitments not subject to master netting arrangements	883,146	$370	$16,456	1,207,859	$4,605	$2,257
Forward purchase contract subject to master netting arrangement	311,414	5,462	164	250,638	1,784	142
Total derivatives before netting		5,832	16,620		6,389	2,399
Netting		(164)	(164)		(142)	(142)
		$5,668	$16,456		$6,247	$2,257
Margin deposits (received from) placed with derivative counterparties included in derivative balances above, net		$(117,134)			$21,710
Derivative assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets		$30,695			$32,659

(1) Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2) All hedging derivatives are interest rate derivatives that are used as economic hedges.

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when such positions are subject to legally enforceable master netting arrangements and the Company intends to set off. The derivative financial instruments that are not subject to master netting arrangements are CRT derivatives and IRLCs. As of September 30, 2026 and December 31, 2025, the Company was not a party to any reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amounts of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
Counterparty	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
Non-affiliates:
CRT derivatives	$30,695	$—	$—	$30,695	$32,659	$—	$—	$32,659
Metro Life Ins Co	7,639	—	—	7,639	151	—	—	151
Bank of America, N.A.	6,163	—	—	6,163	4,745	—	—	4,745
RJ O’Brien & Associates, LLC	5,654	—	—	5,654	5,398	—	—	5,398
Morgan Stanley & Co. LLC	1,078	—	—	1,078	3,500	—	—	3,500
Nomura	382	—	—	382	137	—	—	137
Ares Management Corporation	334	—	—	334	—	—	—	—
J.P. Morgan Securities LLC	126	—	—	126	102	—	—	102
BNP Paribas	46	—	—	46	236	—	—	236
Other	884	—	—	884	2,768	—	—	2,768
	$53,001	$—	$—	$53,001	$49,696	$—	$—	$49,696
PennyMac Financial Services, Inc.	$5,668	$—	$—	$5,668	$6,247	$—	$—	$6,247

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

	September 30, 2026				December 31, 2025
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated	Financial	Cash		consolidated	Financial	Cash
	balance	instruments	collateral	Net	balance	instruments	collateral	Net
Counterparty	sheet	(1)	pledged	amount	sheet	(1)	pledged	amount
	(in thousands)
Non-affiliates:
Bank of America, N.A.	$1,465,715	$(1,465,715)	$—	$—	$1,074,334	$(1,074,334)	$—	$—
Santander US Capital	1,346,450	(1,346,450)	—	—	952,951	(952,933)	—	18
J.P. Morgan Securities LLC	988,161	(988,161)	—	—	1,536,038	(1,536,038)	—	—
Wells Fargo Securities, LLC	814,970	(814,499)	—	471	782,547	(782,547)	—	—
Atlas Securitized Products, L.P.	709,399	(709,399)	—	—	1,216,779	(1,216,779)	—	—
Citigroup Global Markets Inc.	562,910	(562,667)	—	243	397,162	(397,162)	—	—
Barclays Capital Inc.	470,168	(468,959)	—	1,209	431,016	(431,016)	—	—
Morgan Stanley & Co. LLC	442,352	(439,804)	—	2,548	319,500	(319,500)	—	—
Nomura Holdings America, Inc	394,628	(394,628)	—	—	231,308	(231,308)	—	—
Bank of Montreal	358,433	(358,267)	—	166	160,388	(160,324)	—	64
RBC Capital Markets, L.P.	243,687	(243,687)	—	—	438,781	(438,781)	—	—
BNP Paribas	196,344	(196,344)	—	—	54,191	(54,191)	—	—
Daiwa Capital Markets	168,993	(168,921)	—	72	195,268	(195,268)	—	—
Goldman Sachs & Co. LLC	164,011	(163,491)	—	520	151,274	(151,274)	—	—
Mizuho Financial Group	63,108	(62,800)	—	308	81,701	(81,701)	—	—
Other	565	—	—	565	851	—	—	851
	$8,389,894	$(8,383,792)	$—	$6,102	$8,024,089	$(8,023,156)	$—	$933
PennyMac Financial Services, Inc.	$16,456	$—	$—	$16,456	$2,257	$—	$—	$2,257

(1)
Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statements of operations line	2026	2025	2026	2025
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale (1)	$(19,031)	$(2,033)	$(18,434)	$5,045
CRT derivatives	Net (losses) gains on investments and financings	$2,504	$2,947	$4,895	$10,302
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$119,935	$(30,433)	$126,299	$(69,130)
Mortgage servicing rights	Net loan servicing fees	$(30,820)	$(27,360)	$(75,532)	$(127,941)

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

Note 12—Mortgage Servicing Rights

Following is a summary of MSRs:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance at beginning of period	$3,575,603	$3,739,106	$3,644,702	$3,867,394
MSRs resulting from loan sales	16,926	45,744	88,188	136,783
Sale of mortgage servicing rights, net of transfers to Agency relating to delinquent loans	(204,172)	284	(201,770)	675
Changes in fair value:
Due to changes in inputs used in valuation model (1)	209,927	(26,975)	274,418	(60,093)
Other changes in fair value (2)	(84,524)	(89,404)	(291,778)	(276,004)
	125,403	(116,379)	(17,360)	(336,097)
Balance at end of period (3)	$3,513,760	$3,668,755	$3,513,760	$3,668,755

(1)
Primarily reflects changes in prepayment speed, OAS or pricing spread, servicing cost, and UPB of underlying loan inputs.
(2)
Represents changes due to realization of expected cash flows.
(3)
During the third quarter of 2026, the Company entered into an agreement to sell a portfolio of Agency MSRs with an aggregate UPB of approximately $10.0 billion. The transaction is expected to close in the fourth quarter of 2026.

	September 30, 2026	December 31, 2025
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by credit risk transfer and mortgage servicing assets	$3,430,494	$3,582,211

Servicing fees relating to MSRs are recorded in Net loan servicing fees – from nonaffiliates on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Contractually specified servicing fees	$140,423	$151,395	$432,418	$456,705
Ancillary and other fees:
Late charges	1,066	1,092	3,200	3,155
Other	2,859	3,336	9,168	10,317
	3,925	4,428	12,368	13,472
	$144,348	$155,823	$444,786	$470,177
Average UPB of underlying loans	$200,144,607	$220,178,747	$207,765,234	$222,854,243

Note 13— Other Assets

Other assets are summarized below:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Margin deposits	$214,956	$221,310
Interest receivable	94,511	72,684
Servicing fees receivable	36,276	9,586
Aggregation and securitization receivables	13,836	7,083
Other receivables	27,488	25,458
Real estate acquired in settlement of loans	2,013	1,421
Other	40,081	36,042
	$429,161	$373,584

Note 14— Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants relating to the Company and its subsidiaries’ net worth, debt-to-equity ratio, and liquidity. The Company believes that it was in compliance with these covenants as of September 30, 2026.

Assets sold under agreements to repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Weighted average interest rate (1)	4.66%	5.16%	4.64%	5.19%
Average balance	$8,074,731	$6,670,245	$7,792,572	$6,408,372
Total interest expense	$95,883	$88,587	$275,351	$254,071
Maximum daily amount outstanding	$8,817,164	$8,082,484	$9,146,860	$8,733,460

(1)
Excludes the effect of amortization of debt issuance costs of $1.1 million and $4.8 million for the quarter and nine months ended September 30, 2026, respectively, and $1.8 million and $5.4 million for the quarter and nine months ended September 30, 2025, respectively.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,383,792	$8,023,156
Unamortized debt issuance costs	(1,819)	(4,555)
	$8,381,973	$8,018,601
Weighted average interest rate	4.63%	4.71%
Available borrowing capacity (1):
Committed	$311,299	$595,085
Uncommitted	5,127,775	5,032,598
	$5,439,074	$5,627,683
Margin deposits placed with counterparties included in Other assets, net	$177,806	$174,598
Assets securing agreements to repurchase:
Mortgage-backed securities at fair value	$4,305,991	$4,452,859
Loans held for sale at fair value	$2,843,528	$2,676,700
Loans held for investment at fair value	$1,214,056	$648,159
Credit risk transfer arrangements:
Derivative assets	$9,542	$12,622
Deposits securing credit risk transfer arrangements	$110,227	$176,694
Mortgage servicing rights at fair value (2)	$1,640,068	$1,765,572
Servicing advances (3)	$27,940	$44,653

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

(3)
Beneficial interests in Fannie Mae servicing advances are pledged to secure Assets sold under agreements to repurchase.

Maturities

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2026 (1)	Unpaid principal balance
(in thousands)
Within 30 days	$5,873,114
Over 30 to 90 days	2,029,097
Over 90 days to 180 days	41,747
Over 180 days to 1 year	29,916
Over 1 year to 2 years	409,918
$8,383,792
Weighted average maturity (in months)	1.6

(1)
The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair values (as determined by the applicable lender) of the assets securing those repurchase agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset class and counterparty below as of September 30, 2026:

Loans and MSRs

		Weighted-average maturity
Counterparty	Amounts at risk	Advances	Facility
	(in thousands)
Atlas Securitized Products, L.P.	$437,213	November 12, 2026	December 10, 2027
Santander US Capital	$54,410	November 5, 2026	November 5, 2026
Bank of America, N.A.	$79,525	October 7, 2026	May 14, 2027
Nomura Holdings America, Inc.	$81,553	October 26, 2026	October 26, 2026
Citibank, N.A.	$50,310	October 6, 2026	May 28, 2027
Morgan Stanley & Co. LLC	$34,620	December 1, 2026	June 9, 2028
Wells Fargo Securities, LLC	$28,251	November 21, 2026	January 9, 2027
Goldman Sachs & Co. LLC	$34,907	November 12, 2026	March 11, 2028
JPMorgan Chase & Co.	$8,253	November 9, 2026	June 25, 2028
RBC Capital Markets, L.P.	$12,250	December 15, 2026	July 12, 2027
Barclays Capital Inc.	$17,911	November 9, 2026	May 15, 2028
BNP Paribas	$7,990	November 6, 2026	September 1, 2027

Securities

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Santander US Capital	$53,282	October 27, 2026
Bank of America, N.A.	$14,453	October 15, 2026
Nomura Holdings America, Inc.	$1,155	January 6, 2027
Citibank, N.A.	$14,152	December 29, 2026
Wells Fargo Securities, LLC	$19,900	October 25, 2026
Goldman Sachs & Co. LLC	$13,074	October 30, 2026
JPMorgan Chase & Co.	$28,385	October 11, 2026
Barclays Capital Inc.	$9,942	October 12, 2026
Bank of Montreal	$15,351	October 15, 2026
Daiwa Capital Markets America Inc.	$2,794	October 8, 2026
Mizuho Financial Group	$1,607	October 5, 2026

CRT arrangements

Counterparty	Amounts at risk	Weighted-average maturity
	(in thousands)
Morgan Stanley & Co. LLC	$16,108	January 6, 2027
RBC Capital Markets, L.P.	$15,906	October 26, 2026

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

The mortgage loan participation purchase and sale agreement is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$—	$1,612	$—	$6,618
Weighted average interest rate (1)	—	5.93%	—	5.69%
Total interest expense	$31	$55	$94	$375
Maximum daily amount outstanding	$—	$11,371	$—	$49,266

(1)
Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000 for the quarter and nine months ended September 30, 2026 and 2025, respectively.

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

Following is a summary of the CRT Term Notes outstanding:

CRT Term Notes	Issuance date	Issuance amount	Unpaid principal balance	Annual interest rate spread (1)	Maturity date
		(in thousands)
2024 3R	August 28, 2024	$158,500	$127,023	3.10%	September 27, 2028
2024 2R	April 4, 2024	$247,000	197,854	3.35%	March 29, 2027
2024 1R	March 6, 2024	$306,000	243,753	3.50%	March 1, 2027
			$568,630

(1)
Interest rates are charged at a spread to the Secured Overnight Financing Rate ("SOFR").

Fannie Mae MSR Financing

The Company, through two subsidiaries, PMT ISSUER TRUST-FMSR and PMT CO-ISSUER TRUST-FMSR (together, the "Issuer Trusts"), finances MSRs (comprised of the base MSRs owned by PMC and the related excess servicing spread ("ESS") owned by PennyMac Holdings, LLC (“PMH”), another subsidiary of PMT), relating to loans serviced for Fannie Mae guaranteed securities through a combination of repurchase agreement and term financing.

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

The FT-1 Term Notes, FTL-1 Term Loans and the VFNs are secured by participation certificates relating to Fannie Mae MSRs and ESS. Creditors to the assets sold under agreements to repurchase, the FT-1 Term Notes and the FTL-1 Term Notes have equal priority in claims to the collateral held by the Issuer Trusts.

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

Freddie Mac MSR and Servicing Advance Receivables Financing

The Company, through PMC and PMH, finances certain MSRs (including any related ESS) relating to loans pooled into Freddie Mac securities through various credit agreements. The total loan amount available under the agreements is approximately $2.0 billion, bearing interest at an annual rate equal to SOFR plus a spread as defined in each agreement. The agreements have maturities on various dates through August 2028. The total loan amount available under the agreements may be reduced by other debt outstanding with the counterparties. Advances under the credit agreements are secured by MSRs relating to loans serviced for Freddie Mac guaranteed securities.

The Company, through its indirect, wholly owned subsidiaries, PMT ISSUER TRUST - FHLMC SAF, PMT SAF Funding, LLC, and PMC, entered into a structured finance transaction that PMC may use to finance Freddie Mac servicing advance receivables through the issuance of a VFN. The maturity date of the VFN is March 5, 2027, and the VFN has a maximum principal amount of $175 million.

Following is a summary of financial information relating to notes payable secured by credit risk transfer and mortgage servicing assets:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$2,514,586	$2,539,717	$2,444,848	$2,693,728
Weighted average interest rate (1)	6.78%	7.69%	6.89%	7.64%
Total interest expense	$44,943	$51,465	$131,614	$160,524

(1)
Excludes the effect of amortization of debt issuance costs of $2.0 million and $5.7 million for the quarter and nine months ended September 30, 2026, respectively, and $2.2 million and $6.7 million for the quarter and nine months ended September 30, 2025, respectively.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Credit risk transfer arrangement financing	$568,630	$608,903
Fannie Mae mortgage servicing rights financing	725,000	725,000
Freddie Mac mortgage servicing rights and servicing advance receivable financing	1,214,667	927,943
	2,508,297	2,261,846
Unamortized debt issuance costs	(4,824)	(3,718)
	$2,503,473	$2,258,128
Weighted average interest rate	6.78%	6.91%
Assets securing notes payable:
Mortgage servicing rights at fair value (1)	$3,430,494	$3,582,211
Servicing advances (1)	$20,644	$33,777
Credit risk transfer arrangements:
Deposits securing credit risk transfer arrangements	$776,961	$832,640
Derivative assets	$21,153	$20,037

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

The exchangeable senior notes are fully and unconditionally guaranteed by the Company.

Senior Notes

The senior notes are summarized below:

Issuance date	Unpaid principal balance	Annual interest rate	Maturity date	Redemption date (1)
	(in thousands)
June 2025	$105,000	9.00%	June 15, 2030	June 15, 2027
February 2025	172,500	9.00%	February 15, 2030	February 15, 2027
September 2023	53,500	8.50%	September 30, 2028	September 30, 2025
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

Following is financial information relating to the unsecured senior notes:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Average balance	$697,500	$892,500	$789,753	$805,055
Weighted average interest rate (1)	8.63%	7.43%	8.37%	7.34%
Interest expense	$15,958	$18,010	$52,223	$47,610

			September 30, 2026	December 31, 2025
			(in thousands)
Carrying value:
Unpaid principal balance
Exchangeable senior notes			$366,500	$711,500
Senior notes			331,000	331,000
			697,500	1,042,500
Unamortized debt issuance costs			(11,435)	(14,200)
			$686,065	$1,028,300

(1)
Excludes the effect of amortization of debt issuance costs of $0.8 million and $2.8 million for the quarter and nine months ended September 30, 2026, respectively, and $1.3 million and $3.4 million for the quarter and nine months ended September 30, 2025, respectively.

Asset-Backed Financing of Variable Interest Entities at Fair Value

Following is a summary of financial information relating to the asset-backed financings of VIEs at fair value described in Note 6 ‒ Variable Interest Entities ‒ Subordinate Mortgage-Backed Securities:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Average balance	$12,409,200	$4,888,507	$10,633,867	$3,727,458
Weighted average interest rate (1)	5.85%	5.50%	5.81%	5.20%
Total interest expense	$202,989	$65,409	$479,383	$140,573

(1)
Excludes the effect of amortization of net issuance costs of $20.0 million and $17.0 million for the quarter and nine months ended September 30, 2026, respectively, and $2.4 million and $4.3 million for the quarter and nine months ended September 30, 2025, respectively.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Fair value	$13,146,200	$7,789,303
Unpaid principal balance	$13,625,245	$7,763,364
Weighted average interest rate	6.01%	6.03%

The asset-backed financings are non-recourse liabilities and are secured solely by the assets of consolidated VIEs and not by any other assets of the Company. The assets of the VIEs are the only source of funds for repayment of the securities.

Maturities of Long-Term Debt

Contractual maturities of long-term debt obligations (based on final maturity dates) are as follows:

		Twelve months ending September 30,
	Total	2027	2028	2029	2030	2031	Thereafter
	(in thousands)
Notes payable secured by credit risk transfer and mortgage servicing assets (1)	$2,508,297	$1,221,333	$1,286,964	$—	$—	$—	$—
Unsecured senior notes	697,500	—	53,500	366,500	277,500	—	—
Interest-only security payable at fair value (2)	34,608	—	—	—	—	—	34,608
Asset-backed financings at fair value (2)	13,625,245	—	—	—	—	—	13,625,245
Total	$16,865,650	$1,221,333	$1,340,464	$366,500	$277,500	$—	$13,659,853

(1)
Based on stated maturity. As discussed above, the terms of certain of the Notes payable secured by credit risk transfer and mortgage servicing assets allow the Company to exercise optional extensions.
(2)
Contractual maturity does not reflect expected repayment as borrowers of the underlying loans generally have the right to repay their loans at any time.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$5,240	$5,064	$5,284	$6,886
Provision for losses:
Pursuant to loan sales	302	222	960	753
Reduction in liability due to change in estimate	(323)	(39)	(1,010)	(2,119)
Losses incurred	—	(95)	(15)	(368)
Balance, end of period	$5,219	$5,152	$5,219	$5,152
UPB of loans subject to representations and warranties at end of period			$203,876,164	$216,361,811

Note 17—Commitments and Contingencies

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2026
(in thousands)
Commitments to purchase loans held for sale from PLS	$883,146

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

On August 20, 2024, the Company filed a Motion to Dismiss that was denied by the District Court in an order dated February 26, 2025 (the “Order”). The Company responded by filing a motion to certify the Order for interlocutory appeal, and on May 5, 2025, the District Court issued an Order Granting Certification for Interlocutory Appeal and Staying Action. The Company subsequently petitioned the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”) for permission to appeal, and that petition was granted by the Ninth Circuit in an order dated July 17, 2025. On August 19, 2026, the Ninth Circuit reversed the Order and remanded it to the District Court, where it remains pending.

At this time, the Company does not believe that a loss related to this matter is probable or reasonably estimable. The specific factors that limit the Company’s ability to reasonably estimate a loss or range of losses are the novelty of the legal theories under California’s Unfair Competition Law, the various claims for relief, including injunctive relief, and the current stage of the proceedings and uncertainty of the outcome. Accordingly, no accrual has been recorded in the Company’s consolidated financial statements for this matter. While no assurance can be provided as to the ultimate outcome of this claim, the Company and PCM plan to vigorously defend the matter.

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

(1)
Par value is $0.01 per share.

In accordance with the Articles Supplementary for each of the Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series A Preferred Shares”) and the Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (the “Series B Preferred Shares”), and disregarding the polling provisions contained in the Articles Supplementary for the Series A Preferred Shares and the Series B Preferred Shares that are deemed null and void in accordance with Federal Reserve rules, the applicable dividend rate for dividend periods from and after March 15, 2024, in the case of the Series A Preferred Shares, or June 15, 2024, in the case of the Series B Preferred Shares, is and will continue to be calculated at the dividend rate in effect for the immediately preceding dividend period and will not transition to floating reference rates.

The Series A Preferred Shares became redeemable on March 15, 2024, the Series B Preferred Shares became redeemable on June 15, 2024, and the Series C Cumulative Redeemable Preferred Shares of Beneficial Interest became redeemable on August 24, 2026. The Company may, at its option, redeem any or all of the preferred shares at $25.00 per share plus any accumulated and unpaid dividends to, but not including, the redemption date. Such redemptions may also occur in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or within 120 days after the first date on which a change of control occurs. No preferred shares were redeemed during the quarter and nine months ended September 30, 2026.

The preferred shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into Common Shares in connection with a change of control by the holders of the preferred shares.

Common Shares of Beneficial Interest

“At-The-Market” (“ATM”) Equity Offering Program

On June 14, 2024, the Company filed a shelf registration statement and a prospectus supplement, and entered into separate equity distribution agreements to sell from time to time, through an ATM equity offering program under which the counterparties will act as sales agents and/or principals, the Company’s Common Shares having an aggregate offering price of up to $200 million. As of September 30, 2026, the Company had not sold any Common Shares under the ATM equity offering program.

Common Share Repurchase Program

The Company has a Common Share repurchase program with a repurchase authorization of $500 million before transaction fees and $73.4 million available for further share repurchases as of September 30, 2026.

The Company made no share repurchases during the quarter and nine months ended September 30, 2026 and has made cumulative repurchases under the Common Share repurchase program totaling $427.2 million, which includes $582,000 of transaction fees.

On October 26, 2026, the Company’s board of trustees approved an increase to the Company’s common share repurchase authorization from $500 million to $630 million before transaction fees resulting in $203.4 million being available for further share repurchases.

Note 19— Net Gains on Loans Held for Sale

Net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
From nonaffiliates:
Cash gains (losses):
Sales of loans	$(25,916)	$5,289	$(66,502)	$(8,244)
Hedging activities	36,771	(18,535)	49,673	(97,652)
	10,855	(13,246)	(16,829)	(105,896)
Non-cash (losses) gains:
Receipt of MSRs in mortgage loan sale transactions	16,926	45,744	88,188	136,783
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(302)	(222)	(960)	(753)
Reduction of liability due to change in estimate	323	39	1,010	2,119
	21	(183)	50	1,366
Changes in fair value of loans and derivatives
Interest rate lock commitments	(19,031)	(2,033)	(18,434)	5,045
Loans	(86,739)	(4,058)	(86,203)	(26,017)
Hedging derivatives	83,164	(11,898)	76,626	28,522
Total changes in fair value of loans and derivatives	(22,606)	(17,989)	(28,011)	7,550
Total non-cash (losses) gains	(5,659)	27,572	60,227	145,699
Total from nonaffiliates	5,196	14,326	43,398	39,803
From PFSI ‒ cash gains	—	531	—	5,204
	$5,196	$14,857	$43,398	$45,007

Note 20— Net (Losses) Gains on Investments and Financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Mortgage-backed securities	$(166,947)	$37,572	$(199,928)	$116,991
Loans held for investment	(531,924)	48,480	(626,215)	90,820
CRT arrangements	10,002	13,742	33,624	32,192
Asset-backed financings	526,604	(35,707)	629,492	(79,923)
	$(162,265)	$64,087	$(163,027)	$160,080

Note 21—Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest income:
Cash and short-term investments	$4,123	$5,694	$13,606	$16,955
Mortgage-backed securities	30,222	69,908	137,313	182,903
Loans held for sale	46,820	33,100	129,884	102,252
Loans held for investment	186,214	67,160	480,550	151,533
Deposits securing CRT arrangements	8,315	11,125	25,688	34,201
Placement fees relating to custodial funds	37,959	42,306	104,548	112,071
Other	749	795	3,154	2,745
	314,402	230,088	894,743	602,660
Interest expense:
Assets sold under agreements to repurchase	95,883	88,587	275,351	254,071
Mortgage loan participation purchase and sale agreements	31	55	94	375
Notes payable secured by credit risk transfer and mortgage servicing assets	44,943	51,465	131,614	160,524
Unsecured senior notes	15,958	18,010	52,223	47,610
Asset-backed financings	202,989	65,409	479,383	140,573
Interest shortfall on repayments of loans serviced for Agency securitizations	2,063	2,405	10,209	6,289
Interest on loan impound deposits	2,090	2,235	5,353	5,149
Other	333	228	1,158	1,089
	364,290	228,394	955,385	615,680
	$(49,888)	$1,694	$(60,642)	$(13,020)

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

The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Grants:
Restricted share units	—	—	330	199
Performance share units	—	—	287	168
	—	—	617	367
Grant date fair value:
Restricted share units	$—	$—	$3,987	$2,815
Performance share units	—	—	3,492	2,365
	$—	$—	$7,479	$5,180
Vestings:
Restricted share units	—	—	178	144
Performance share units (1)	—	—	101	91
	—	—	279	235
Forfeitures:
Restricted share units	—	—	1	—
Performance share units	—	—	1	—
	—	—	2	—
Compensation expense relating to share-based grants	$752	$812	$3,395	$2,613

(1)
The actual number of performance-based restricted share units (“RSUs”) that vested during the nine months ended September 30, 2026 was approximately 79% of the 128,212 originally granted performance-based RSUs.

	September 30, 2026
	Restricted share units	Performance share units
Shares expected to vest:
Number of restricted share units (in thousands)	441	437
Grant date average fair value per unit	$12.67	$12.84

Note 23—Income Taxes

The Company’s effective tax rate was (54.3)% and (10.5)% with consolidated pretax loss of $16.4 million and pretax income of $27.3 million for the quarter and nine months ended September 30, 2026, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $10.1 million on pretax income of $41.1 million and tax benefit of $1.2 million on a pretax loss of $13.3 million for the quarter and nine months ended September 30, 2026, respectively. For the same periods in 2025, the TRS recognized a tax benefit of $11.2 million on a pretax loss of $43.8 million and a tax benefit of $18.7 million on a pretax loss of $131.0 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Note 24— (Loss) Earnings Per Common Share

The Company determines (loss) earnings per Common Share using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to Common Shares and participating securities based on their respective rights to receive dividends. The Company’s participating securities are certain grants of restricted share units that provide the recipients the nonforfeitable right to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of Common Shares.

Basic earnings per share is determined by dividing net income available to common shareholders (net income reduced by preferred dividends and income attributable to the participating securities) by the weighted average Common Shares outstanding during the period.

Diluted earnings per share is determined by dividing net income by the weighted average number of Common Shares and dilutive securities outstanding during the period. The Company’s potentially dilutive securities are share-based compensation awards and the exchangeable senior notes described in Note 15— Long-Term Debt.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands except per share amounts)
Net (loss) income	$(25,372)	$58,296	$30,163	$75,510
Dividends on preferred shares	(10,455)	(10,455)	(31,364)	(31,364)
Effect of participating securities—share-based compensation awards	(13)	(226)	(38)	(405)
Net income available to common shareholders	$(35,840)	$47,615	$(1,239)	$43,741
Weighted average basic shares outstanding	87,202	87,017	87,162	86,979
Weighted average diluted shares outstanding	87,202	87,017	87,162	86,979
Basic (loss) earnings per share	$(0.41)	$0.55	$(0.01)	$0.50
Diluted (loss) earnings per share	$(0.41)	$0.55	$(0.01)	$0.50

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares would be anti-dilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Shares issuable under share-based compensation plan	202	140	251	216

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

Financial highlights by segment are summarized below:

Quarter ended September 30, 2026	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$241,879	$—	$241,879	$—	$241,879
Net (losses) gains on investments and financings
Mortgage-backed securities	(67)	(166,880)	—	(166,947)	—	(166,947)
Loans held for investment	(54,345)	49,025	—	(5,320)	—	(5,320)
Credit risk transfer arrangements	10,002	—	—	10,002	—	10,002
	(44,410)	(117,855)	—	(162,265)	—	(162,265)
Net gains on loans held for sale	—	—	5,196	5,196	—	5,196
Net interest (expense) income:
Interest income	23,689	241,987	46,798	312,474	1,928	314,402
Interest expense	20,933	304,760	37,269	362,962	1,328	364,290
	2,756	(62,773)	9,529	(50,488)	600	(49,888)
Other	(52)	—	1,374	1,322	—	1,322
	(41,706)	61,251	16,099	35,644	600	36,244
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	1	20,448	—	20,449	—	20,449
Management fees	—	—	—	—	6,762	6,762
Loan fulfillment fees	—	—	3,206	3,206	—	3,206
Professional services	—	—	10,783	10,783	1,720	12,503
Compensation	—	—	—	—	2,628	2,628
Loan collection and liquidation	6	2,616	—	2,622	—	2,622
Safekeeping	—	914	7	921	—	921
Loan origination	—	—	—	—	—	—
Other (2)	57	1,263	33	1,353	2,241	3,594
	64	25,241	14,029	39,334	13,351	52,685
Pretax (loss) income	$(41,770)	$36,010	$2,070	$(3,690)	$(12,751)	$(16,441)
Total assets at end of quarter	$1,870,296	$21,681,759	$2,980,128	$26,532,183	$321,680	$26,853,863

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Quarter ended September 30, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$15,429	$—	$15,429	$—	$15,429
Net (losses) gains on investments and financings
Mortgage-backed securities	(817)	38,389	—	37,572	—	37,572
Loans held for investment	4,655	8,118	—	12,773	—	12,773
Credit risk transfer arrangements	13,742	—	—	13,742	—	13,742
	17,580	46,507	—	64,087	—	64,087
Net gains on loans held for sale	—	—	14,857	14,857	—	14,857
Net interest (expense) income:
Interest income	20,912	173,810	33,071	227,793	2,295	230,088
Interest expense	19,615	179,206	28,214	227,035	1,359	228,394
	1,297	(5,396)	4,857	758	936	1,694
Other	(28)	—	3,193	3,165	—	3,165
	18,849	56,540	22,907	98,296	936	99,232
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	1	21,011	—	21,012	—	21,012
Management fees	—	—	—	—	6,912	6,912
Loan fulfillment fees	—	—	6,162	6,162	—	6,162
Professional services	—	—	6,589	6,589	2,019	8,608
Compensation	—	—	—	—	2,817	2,817
Loan collection and liquidation	9	1,494	—	1,503	—	1,503
Safekeeping	—	1,112	82	1,194	—	1,194
Loan origination	—	—	794	794	—	794
Other (2)	85	577	36	698	2,534	3,232
	95	24,194	13,663	37,952	14,282	52,234
Pretax (loss) income	$18,754	$32,346	$9,244	$60,344	$(13,346)	$46,998
Total assets at end of quarter	$1,442,766	$14,161,304	$2,477,016	$18,081,086	$444,585	$18,525,671

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Nine months ended September 30, 2026	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$365,506	$—	$365,506	$—	$365,506
Net (losses) gains on investments and financings
Mortgage-backed securities	(75)	(199,853)	—	(199,928)	—	(199,928)
Loans held for investment	(51,944)	55,221	—	3,277	—	3,277
Credit risk transfer arrangements	33,624	—	—	33,624	—	33,624
	(18,395)	(144,632)	—	(163,027)	—	(163,027)
Net gains on loans held for sale	—	—	43,398	43,398	—	43,398
Net interest (expense) income:
Interest income	64,465	693,310	129,810	887,585	7,158	894,743
Interest expense	59,746	789,058	101,284	950,088	5,297	955,385
	4,719	(95,748)	28,526	(62,503)	1,861	(60,642)
Other	(161)	—	6,033	5,872	—	5,872
	(13,837)	125,126	77,957	189,246	1,861	191,107
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	3	59,809	—	59,812	—	59,812
Management fees	—	—	—	—	20,334	20,334
Loan fulfillment fees	—	—	13,966	13,966	—	13,966
Professional services	—	—	30,876	30,876	6,755	37,631
Compensation	—	—	—	—	8,994	8,994
Loan collection and liquidation	25	6,401	—	6,426	—	6,426
Safekeeping	—	2,607	100	2,707	—	2,707
Loan origination	—	—	227	227	—	227
Other (2)	197	3,318	3,171	6,686	7,050	13,736
	225	72,135	48,340	120,700	43,133	163,833
Pretax (loss) income	$(14,062)	$52,991	$29,617	$68,546	$(41,272)	$27,274
Total assets at end of period	$1,870,296	$21,681,759	$2,980,128	$26,532,183	$321,680	$26,853,863

(1)
All investment income is from external customers. The segments do not recognize intersegment income.
(2)
Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as insurance and technology.

Nine months ended September 30, 2025	Credit sensitive strategies	Interest rate sensitive strategies	Aggregation and securitization	Reportable segment total	Corporate	Consolidated total
	(in thousands)
Net investment income (1):
Net loan servicing fees	$—	$12,166	$—	$12,166	$—	$12,166
Net (losses) gains on investments and financings
Mortgage-backed securities	(1,321)	118,312	—	116,991	—	116,991
Loans held for investment	6,465	4,432	—	10,897	—	10,897
Credit risk transfer arrangements	32,192	—	—	32,192	—	32,192
	37,336	122,744	—	160,080	—	160,080
Net gains on loans held for sale	—	—	45,007	45,007	—	45,007
Net interest (expense) income:
Interest income	61,432	431,199	102,155	594,786	7,874	602,660
Interest expense	56,557	469,151	86,009	611,717	3,963	615,680
	4,875	(37,952)	16,146	(16,931)	3,911	(13,020)
Other	(169)	—	9,834	9,665	—	9,665
	42,042	96,958	70,987	209,987	3,911	213,898
Expenses:
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	5	64,381	—	64,386	—	64,386
Management fees	—	—	—	—	20,793	20,793
Loan fulfillment fees	—	—	17,266	17,266	—	17,266
Professional services	—	—	17,850	17,850	6,102	23,952
Compensation	—	—	—	—	8,623	8,623
Loan collection and liquidation	72	5,785	—	5,857	—	5,857
Safekeeping	—	3,290	242	3,532	—	3,532
Loan origination	—	—	2,146	2,146	—	2,146
Other (2)	267	1,520	388	2,175	7,463	9,638
	344	74,976	37,892	113,212	42,981	156,193
Pretax (loss) income	$41,698	$21,982	$33,095	$96,775	$(39,070)	$57,705
Total assets at end of period	$1,442,766	$14,161,304	$2,477,016	$18,081,086	$444,585	$18,525,671

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

The Agencies' capital and liquidity amounts and requirements are summarized below:

	Net worth (1)		Tangible net worth / total assets ratio (1)		Liquidity (1)
	Actual	Required	Actual	Required	Actual	Required
	(dollars in thousands)
September 30, 2026	$689,846	$526,908	9%	6%	$337,337	$191,858
December 31, 2025	$682,481	$569,435	9%	6%	$514,626	$211,818

(1)
Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 27—Subsequent Events

Management has evaluated subsequent events and transactions through the date of this Report and identified the following items requiring disclosure.

•
On October 26, 2026, the Company’s board of trustees approved an increase to the Company’s Common Share repurchase authorization from $500 million to $630 million before transaction fees resulting in $203.4 million being available for further share repurchases.
•
On October 27, 2026, the Company entered into an agreement to sell a portfolio of Agency MSRs with an aggregate UPB of approximately $12.0 billion. The transaction is expected to close in the fourth quarter of 2026.
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

Our Company

We are a specialty finance company that invests in mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. A significant portion of our investment portfolio is comprised of mortgage-related assets that we have created through our aggregation and securitization activities, including senior and subordinate mortgage-backed securities (“MBS”), mortgage servicing rights (“MSRs”) and credit risk transfer (“CRT”) arrangements, which absorb credit losses on certain of the loans we have sold. We also invest in Agency and senior non-Agency MBS, subordinate MBS, interest-only ("IO") and principal-only ("PO") stripped MBS, and Agency floating rate collateralized mortgage obligations ("CMOs").

We are externally managed by Pennymac Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Our acquisitions of correspondent loans for our aggregation and securitization activities are facilitated by PennyMac Loan Services, LLC (“PLS”), which also performs servicing activities for our loans and MSRs. PCM and PLS are both wholly owned subsidiaries of PennyMac Financial Services, Inc. (“PFSI”), a publicly-traded mortgage banking and investment management company separately listed on the New York Stock Exchange.

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
•
The aggregation and securitization segment represents our operations in purchasing, pooling and reselling, or financing through our private-label securitization activities, newly originated prime credit quality loans using the services of PCM and PLS.

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

Business Trends

Recent macroeconomic trends and U.S. federal government administration actions with respect to trade, tariffs, government cost reduction efforts and foreign military action have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.1 trillion in 2026 according to mortgage industry economists, although recent increases in interest rates may lead to a reduction in origination estimates for 2026.

Recent increases in interest and mortgage rates have significantly limited consumers’ opportunity for refinancing. If mortgage rates remain at recent levels or continue to increase, mortgage production activity and prepayment speeds will continue to decrease from levels observed in late 2025 and early 2026. Increases in the Federal Reserve’s federal funds rate have increased the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to prior periods. Market indicators currently suggest that the Federal Reserve will continue increasing short-term interest rates. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth. These drivers could increase mortgage delinquencies or defaults, negatively affecting the performance of our credit-sensitive assets—including subordinate MBS and CRT arrangements—and increasing losses from representations and warranties in our loan sales transactions. However, many of the loans underlying our assets possess favorable credit characteristics such as low loan-to-value ratios, which are likely to moderate the effect of credit performance during an economic downturn.

Our current strategy includes decreasing our exposure to MSRs and increasing our exposure to subordinate MBS. As of September 30, 2026, we had an MSR servicing portfolio with a UPB of approximately $192.1 billion. In the third quarter of 2026, we agreed to sell a portfolio of Agency MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $10.0 billion, and after to quarter end, we agreed to sell an additional portfolio of Agency MSRs with an aggregate UPB of approximately $12.0 billion. We expect both transactions to settle in the fourth quarter of 2026, and we may sell additional MSR portfolios in future periods. We also expect to purchase all of PLS's non-Agency correspondent loans and none of PLS's conventional conforming correspondent loans during the fourth quarter of 2026. We expect to continue investing in subordinate MBS generated from non-Agency securitizations, which is expected to increase our asset-backed financing of VIEs.

Our Investment Activities

Credit Sensitive Investments

Subordinate Mortgage-Backed Securities

Subordinate MBS provide us with a higher yield than senior MBS. However, we incur credit risk since subordinate MBS are the first securities to absorb credit losses relating to the underlying loans. As the result of the Company’s consolidation of the variable interest entities ("VIEs") that issued certain of our holdings of subordinate MBS as described in Note 6 – Variable Interest Entities – Non-Agency Mortgage-Backed Securities to the consolidated financial statements included in this Report, we reflect our investments in those securities as loans held for investment and reflect the related securities that we sell to nonaffiliates as asset-backed financings. We invested approximately $444.1 million in such non-Agency subordinate MBS during the nine months ended September 30, 2026 and we held approximately $938.3 million of such securities at September 30, 2026.

CRT Arrangements

We have previously entered into loan sales arrangements with Fannie Mae pursuant to which we accepted credit risk relating to the loans sold in exchange for a portion of the interest earned on such loans. These arrangements absorb scheduled or realized credit losses on those loans and comprise our investments in CRT arrangements.

We held net CRT-related investments (comprised of deposits securing CRT arrangements, CRT derivatives, CRT strips and an IO security payable) totaling approximately $878.0 million at September 30, 2026.

Interest Rate Sensitive Investments

Mortgage servicing rights

During the nine months ended September 30, 2026, we received approximately $88.2 million of MSRs as proceeds from sales of loans held for sale. At September 30, 2026, we held MSRs at fair value of approximately $3.5 billion. In the third quarter of 2026, we agreed to sell a portfolio of Agency MSRs with an aggregate UPB of approximately $10.0 billion, and after quarter end, we agreed to sell an additional portfolio of Agency MSRs with an aggregate UPB of approximately $12.0 billion. We expect both transactions to settle in the fourth quarter of 2026.

Agency, non-Agency and structured MBS

Our investment portfolio includes REIT-eligible Agency MBS and structured products (IO and PO stripped MBS and floating rate CMOs) and senior non-Agency MBS. During the nine months ended September 30, 2026, we purchased approximately $1.0 billion of

CMOs and sold approximately $477.4 million of our fixed-rate pass-through Agency MBS. At September 30, 2026, the total fair value of our interest rate investments was approximately $4.3 billion.

During the nine months ended September 30, 2026, we invested approximately $44.5 million in senior non-Agency MBS from our securitizations of loans secured by investment properties. We account for these investments as loans and reflect the securities we sold to nonaffiliates as asset-backed financings as described above. At September 30, 2026, we held senior non-Agency securities totaling approximately $108.2 million from our securitizations of loans secured by investment properties.

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

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Sales of loans held for sale:
To nonaffiliates	$1,285,038	$2,496,351	$5,604,457	$7,480,047
To PennyMac Financial Services, Inc.	—	5,474,275	—	52,856,500
	$1,285,038	$7,970,626	$5,604,457	$60,336,547
Net gains on loans held for sale	$5,196	$14,857	$43,398	$45,007
Investments resulting from aggregation and securitization:
Retention of interests in securitizations of loans, net of associated asset-backed financings (1)	$167,248	$133,264	$488,603	$341,849
Receipt of MSRs as proceeds from sales of loans	16,926	45,744	88,188	136,783
Total investments resulting from aggregation and securitization activities	$184,174	$179,008	$576,791	$478,632

(1)
The trusts issuing these securities are consolidated on our consolidated balance sheets. Therefore, our investments in these securities are shown as their underlying assets, Loans held for investment at fair value, with the securities held by nonaffiliates being shown as Asset-backed financings of variable interest entities at fair value on our consolidated balance sheet.

Beginning in July 2025, PLS became the initial purchaser of loans from correspondent sellers and began transferring agreed-upon volumes of such loans to us. Accordingly, we no longer purchase government loans, and we have the right to purchase up to 100% of PLS's non-government delegated correspondent production. During the nine months ended September 30, 2026, we purchased newly originated prime credit quality residential loans, primarily from PLS, with fair values totaling $14.0 billion as compared to $64.7 billion for the nine months ended September 30, 2025, from our aggregation and securitization business.

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

The amounts of net non-cash investment income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollars in thousands)
Net (losses) gains on investments and financings
Mortgage-backed securities	$(166,947)	$37,572	$(199,928)	$116,991
Loans held for investment	(531,924)	48,480	(626,215)	90,820
CRT arrangements	720	1,525	(800)	(2,856)
Interest-only security payable	(309)	(5)	3,042	(2,336)
Asset-backed financings	526,604	(35,707)	629,492	(79,923)
	(171,856)	51,865	(194,409)	122,696
Net gains on loans held for sale (1)	(5,659)	27,572	60,227	145,699
Net loan servicing fees‒MSR valuation adjustments (2)	259,029	(22,284)	353,219	(127,029)
	$81,514	$57,153	$219,037	$141,366
Net investment income	$36,244	$99,232	$191,107	$213,898
Non-cash items as a percentage of net investment income	225%	58%	115%	66%

(1)
Amount represents MSRs received, liability for representations and warranties incurred in loan sales transactions and changes in fair value of loans, interest rate lock commitments (“IRLCs") and hedging derivatives held at the end of the period.
(2)
Includes fair value changes due to changes in fair value inputs related to MSR and fair value changes related to derivative hedging instruments held at the end of the period.

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
•
Our liability for representations and warranties when we repurchase loans or settle loss claims from investors.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(dollar amounts in thousands, except per common share amounts)
Net loan servicing fees	$241,879	$15,429	$365,506	$12,166
Net (losses) gains on investments and financings	(162,265)	64,087	(163,027)	160,080
Loan production income (1)	6,541	17,952	49,324	54,639
Net interest (expense) income	(49,888)	1,694	(60,642)	(13,020)
Other	(23)	70	(54)	33
Net investment income	36,244	99,232	191,107	213,898
Expenses	52,685	52,234	163,833	156,193
Pretax (loss) income	(16,441)	46,998	27,274	57,705
Provision for (benefit from) income taxes	8,931	(11,298)	(2,889)	(17,805)
Net (loss) income	(25,372)	58,296	30,163	75,510
Dividends on preferred shares	10,455	10,455	31,364	31,364
Net (loss) income attributable to common shareholders	$(35,827)	$47,841	$(1,201)	$44,146
Pretax (loss) income by segment and corporate:
Credit sensitive strategies	$(41,770)	$18,754	$(14,062)	$41,698
Interest rate sensitive strategies	36,010	32,346	52,991	21,982
Aggregation and securitization	2,070	9,244	29,617	33,095
Corporate operations	(12,751)	(13,346)	(41,272)	(39,070)
	$(16,441)	$46,998	$27,274	$57,705
Annualized return on average common shareholders' equity	(11.0)%	14.3%	(0.1)%	4.3%
(Loss) earnings per common share
Basic	$(0.41)	$0.55	$(0.01)	$0.50
Diluted	$(0.41)	$0.55	$(0.01)	$0.50
Dividends per common share	$0.40	$0.40	$1.20	$1.20

			September 30, 2026	December 31, 2025
			(dollar amounts in thousands, except per common share amounts)
Total assets			$26,853,863	$21,346,882
Book value per common share			$14.03	$15.25
Closing price per common share			$7.88	$12.55

(1)
Includes net gains on sales of loans and loan origination fees.

Our results of operations decreased by $83.7 million during the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025, reflecting losses on our investments in MBS, partially offset by gains on our MSRs.

The decrease in the quarterly pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $3.7 million decrease in net gains on our CRT arrangements and a $59.0 million unfavorable change in loans held for investment net of associated secured financing. These decreases were primarily driven by rising interest rates and credit spreads (which represent the interest rate premium demanded by investors for assuming credit risk) widening during the quarter, particularly towards the end of the quarter. Increasing interest rates and widening credit spreads reduced the fair value of these assets compared to the quarter ended September 30, 2025, which did not have similar market movements.
•
Our interest rate sensitive strategies segment recognized a $226.5 million increase in net servicing fees and a $40.9 million favorable change in loans held for investment. These improvements were primarily driven by net MSR fair value gains and gains on MSR fair values embedded in our private-label securitizations as interest rates rose sharply, offset by a $205.3 million increase in valuation losses on MBS and a $57.4 million increase in net interest expense.
•
Our aggregation and securitization segment recognized a $9.7 million decrease in gain on sale during the quarter ended September 30, 2026, reflecting a reduction in our volume of sales to nonaffiliates and the impact of interest rate and spread volatility during the quarter.
•
Our provision for income taxes increased by $20.2 million during the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, reflecting the increased profitability of the Company’s taxable REIT subsidiary.

Our results of operations decreased by $45.3 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, reflecting an increase in losses on our investments in MBS, partially offset by a decrease in hedging losses relating to our investments in MSRs.

The decrease in the nine months pretax results is summarized below:

•
Our credit sensitive strategies segment recognized a $1.4 million increase in net gains on our CRT arrangements and a $58.4 million unfavorable change in loans held for investment net of associated secured financing as interest rates rose sharply and credit spreads increased towards the end of the nine months ended September 30, 2026 compared to the same period in 2025 when market rates and spreads decreased.
•
Our interest rate sensitive strategies segment recognized a $353.3 million increase in net servicing fees and $50.8 million favorable change in loans held for investment. These increases were driven by a reduction in net MSR valuation losses and gains on MSR values embedded in our private-label securitizations resulting from improved net hedging performance and rising interest rates during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These benefits were partially offset by a $318.2 million increase in valuation losses on MBS.
•
Our aggregation and securitization segment recognized a $1.6 million decrease in gain on sale during the nine months ended September 30, 2026, primarily driven by a reduction in our volume of sales to nonaffiliates.
•
Our benefit from income taxes decreased by $14.9 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, reflecting the effect of reduced losses in the Company’s taxable REIT subsidiary.

Net Investment Income

Our net investment income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net loan servicing fees	$241,879	$15,429	$365,506	$12,166
Net (losses) gains on investments and financings	(162,265)	64,087	(163,027)	160,080
Net gains on loans held for sale	5,196	14,857	43,398	45,007
Loan origination fees	1,345	3,095	5,926	9,632
Net interest (expense) income	(49,888)	1,694	(60,642)	(13,020)
Other	(23)	70	(54)	33
	$36,244	$99,232	$191,107	$213,898

Net Loan Servicing Fees

Our net loan servicing fees have two primary components: fees earned for servicing loans and the effects of MSR valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees	$144,348	$155,823	$444,786	$470,177
Effect of mortgage servicing rights and hedging results	97,531	(140,394)	(79,280)	(458,011)
Net loan servicing fees	$241,879	$15,429	$365,506	$12,166

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Contractually specified servicing fees	$140,423	$151,395	$432,418	$456,705
Ancillary and other fees:
Late charges	1,066	1,092	3,200	3,155
Other	2,859	3,336	9,168	10,317
	3,925	4,428	12,368	13,472
	$144,348	$155,823	$444,786	$470,177
Average UPB of underlying loans	$200,144,607	$220,178,747	$207,765,234	$222,854,243

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

The reduction in contractually-specified fees is due primarily to the reduction in the size of our MSR servicing portfolio.

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

Changes in fair value of MSRs and hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Change in fair value of MSRs
Changes in valuation inputs used in valuation model	$209,927	$(26,975)	$274,418	$(60,093)
Recapture income from PFSI	2,948	3,345	13,612	6,027
Hedging results	(30,820)	(27,360)	(75,532)	(127,941)
	182,055	(50,990)	212,498	(182,007)
Realization of expected cash flows	(84,524)	(89,404)	(291,778)	(276,004)
	$97,531	$(140,394)	$(79,280)	$(458,011)
Average balance of mortgage servicing rights	$3,543,706	$3,717,551	$3,586,461	$3,769,381

Changes in fair value due to changes in valuation inputs used in our valuation model are affected by the magnitude of the interest rate changes and the interest rate and prepayment sensitivities of the MSRs, which are based on the relationship of the interest rates of the underlying mortgages to the level of market interest rates. During the quarter ended September 30, 2026, we recognized a favorable valuation adjustment of $209.9 million, compared to an unfavorable adjustment of $27.0 million for the quarter ended September 30, 2025 and a favorable valuation adjustment of $274.4 million during the nine months ended September 30, 2026, compared to unfavorable adjustments of $60.1 million in the same period in 2025, driven by rising interest rates that slowed expected prepayments and increased expected servicing cash flows.

We have an agreement with PFSI that requires that when PFSI refinances a loan for which we hold the MSRs, we receive a recapture fee. The MSR recapture agreement is summarized in Note 4 ‒ Transactions with Related Parties – Operating Activities to the consolidated financial statements included in this Report. The decrease during the quarter ended September 30, 2026 and increase during the nine months ended September 30, 2026 in loan recapture income from PFSI reflect the timing of refinancing activity on the loans underlying our MSRs. The increase for the nine months ended September 30, 2026 was driven by elevated refinance volumes earlier in the year. The modest decrease for the quarter reflects the rising interest rate environment during the quarter ended September 30, 2026, which reduced the population of loans in our servicing portfolio with a refinance incentive, as well as a decrease in the average balance of our MSR portfolio.

Hedging results for the quarter and nine months ended September 30, 2026 were primarily driven by the impact of increasing interest rates, which reduced the fair value of our hedge positions and partially offset the favorable valuation adjustments recognized on our MSRs, as well as the embedded costs of maintaining those positions. Hedging losses increased by $3.5 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, and decreased by $52.4 million for the nine months ended September 30, 2026, compared to the same periods in 2025. Our hedging activities are intended to manage our net exposure across all interest rate-sensitive strategies, including MSRs, MBS, and the effects of income taxes on our results.

Realization of expected cash flows is influenced by changes in the level of our servicing assets, changes in estimates of remaining cash flows to be realized, and realized prepayment performance. Realization of expected cash flows decreased by $4.9 million for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily reflecting the decrease in the average balance of our MSR portfolio and declining prepayment speeds during the period as interest rates increased. For the nine months ended September 30, 2026, realization of expected cash flows increased by $15.8 million compared to the same period in 2025, as faster prepayment activity early in the period more than offset the decrease in the average balance of our portfolio.

Following is a summary of our loan servicing portfolio:

	September 30, 2026	December 31, 2025
	(in thousands)
UPB of loans outstanding	$192,136,463	$215,781,639
Collection status (unpaid principal balance)
Delinquency:
30-89 days delinquent	$2,484,107	$2,605,536
90 or more days delinquent:
Not in foreclosure	$1,018,549	$1,032,221
In foreclosure	$148,183	$118,768
Bankruptcy	$401,652	$355,808

Following is a summary of characteristics of our MSR servicing portfolio as of September 30, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)
	(Dollars and loan count in thousands)
Agency:
Freddie Mac	$97,081,229	356	3.9%	57	292	$272	762	75%	53%	0.7%
Fannie Mae	89,729,283	358	3.8%	67	284	$250	758	76%	49%	1.1%
Other (2)	5,325,951	16	5.4%	40	318	$340	765	72%	59%	0.7%
	$192,136,463	730	3.9%	61	289	$263	760	75%	52%	0.9%

(1)
Loan-to-value.
(2)
Represents MSRs on conventional loans sold to private investors.

Net (losses) gains on investments and financings

Net (losses) gains on investments and financings are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Mortgage-backed securities	$(166,947)	$37,572	$(199,928)	$116,991
Loans held for investment	(531,924)	48,480	(626,215)	90,820
CRT arrangements	10,002	13,742	33,624	32,192
Asset-backed financings	526,604	(35,707)	629,492	(79,923)
	$(162,265)	$64,087	$(163,027)	$160,080

The net losses on investments for the quarter and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily due to losses from our investments in MBS as interest rates increased as compared to the same periods in 2025.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2026, we recognized net valuation losses of $166.9 million and $199.9 million, respectively, as compared to valuation gains of $37.6 million and $117.0 million, respectively, for the same periods in 2025. These losses reflect increasing interest rates during the nine months ended September 30, 2026, which reduced the fair value of our MBS, as compared to decreasing interest rates during the same period in 2025.

Loans Held for Investment at Fair Value – Held in VIEs and Asset-backed Financings at Fair Value

Loans held for investment held in VIEs and Asset-backed financings of variable interest entities at fair value recorded combined net valuation losses of $5.3 million and net gain of $3.3 million during the quarter and nine months ended September 30, 2026, respectively, as compared to net gains of $12.8 million and $10.9 million during the same periods in 2025, respectively.

Increases in longer-term interest rates during 2026 reduced the fair value of both the loans and the related asset-backed debt.

CRT Arrangements

The activity in and balances relating to our CRT arrangements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net investment income:
Net (losses) gains on investments and financings
Credit risk transfer derivatives and strips:
Credit risk transfer derivatives
Realized	$2,008	$2,599	$6,600	$8,034
Valuation changes	496	348	(1,705)	2,268
	2,504	2,947	4,895	10,302
Credit risk transfer strips
Realized	7,583	9,623	24,782	29,350
Valuation changes	224	1,177	905	(5,124)
	7,807	10,800	25,687	24,226
Interest-only security payable at fair value — valuation changes	(309)	(5)	3,042	(2,336)
	10,002	13,742	33,624	32,192
Interest income — Deposits securing credit risk transfer arrangements	8,315	11,125	25,688	34,201
	$18,317	$24,867	$59,312	$66,393

Net payments made to settle losses on credit risk transfer arrangements	$1,769	$1,250	$4,296	$3,718

	September 30, 2026	December 31, 2025
	(in thousands)
Carrying value of credit risk transfer arrangements:
Derivative assets - credit risk transfer derivatives	$30,695	$32,659
Derivative and credit risk transfer liabilities - credit risk transfer strips	(5,231)	(5,999)
Deposits securing credit risk transfer arrangements	887,188	1,009,334
Interest-only security payable at fair value	(34,608)	(37,650)
	$878,044	$998,344

Credit risk transfer arrangement assets pledged to secure borrowings:
Derivative assets	$30,695	$32,659
Deposits securing credit risk transfer arrangements (1)	$887,188	$1,009,334

Unpaid principal balance of loans underlying credit risk transfer arrangements	$16,878,161	$19,517,530
Collection status (unpaid principal balance):
Delinquency
Current	$16,389,390	$18,908,261
30-89 days delinquent	$340,112	$413,295
90-179 days delinquent	$78,773	$110,486
180 or more days delinquent	$50,689	$57,798
Foreclosure	$19,197	$27,690
Bankruptcy	$54,295	$68,426

(1)
Deposits securing credit risk transfer arrangements also secure $5.2 million and $6.0 million in CRT strip and CRT derivative liabilities at September 30, 2026 and December 31, 2025, respectively.

The performance of our investments in CRT arrangements for the quarter ended September 30, 2026 reflects lower realized income and lower interest income on the deposits securing the arrangements, driven by continued runoff of the underlying reference pools.

Net Gains on Loans Held for Sale

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
From nonaffiliates:
Cash (gains) losses:
Sales of loans	$(25,916)	$5,289	$(66,502)	$(8,244)
Hedging activities	36,771	(18,535)	49,673	(97,652)
	10,855	(13,246)	(16,829)	(105,896)
Non-cash gains:
Receipt of MSRs in mortgage loan sale transactions	16,926	45,744	88,188	136,783
Provision for losses relating to representations and warranties provided in loan sales:
Pursuant to loan sales	(302)	(222)	(960)	(753)
Reduction of liability due to change in estimate	323	39	1,010	2,119
	21	(183)	50	1,366
Changes in fair value of financial instruments held at end of period:
Interest rate lock commitments	(19,031)	(2,033)	(18,434)	5,045
Loans	(86,739)	(4,058)	(86,203)	(26,017)
Hedging derivatives	83,164	(11,898)	76,626	28,522
	(22,606)	(17,989)	(28,011)	7,550
	(5,659)	27,572	60,227	145,699
Total from nonaffiliates	5,196	14,326	43,398	39,803
From PFSI—cash	—	531	—	5,204
	$5,196	$14,857	$43,398	$45,007

Interest rate lock commitments issued on loans held for sale (unpaid principal balance):
To nonaffiliates	$1,278,837	$4,399,438	$8,162,495	$10,673,417
To PFSI	—	—	—	50,753,290
	$1,278,837	$4,399,438	$8,162,495	$61,426,707
Acquisition of loans for sale (unpaid principal balance):
From nonaffiliates	$623,936	$3,343,181	$1,235,902	$9,210,743
From PFSI (1)	3,272,978	1,816,268	12,492,904	48,795,472
	$3,896,914	$5,159,449	$13,728,806	$58,006,215

(1)
Acquisition of loans for sale includes unpaid principal balances of loans to PFSI during the periods presented in 2025.

The changes in Net gains on loans held for sale at fair value during the quarter and nine months ended September 30, 2026, as compared to the same periods in 2025, were primarily driven by a decrease in our acquisition and interest rate lock commitment volumes and the effect of interest rate and spread volatility during the quarter and nine months ended September 30, 2026.

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

Mortgage Servicing Rights

The methods we use to initially measure and update the measurements of our MSRs as well as the effect of changes in valuation inputs on MSR fair value are detailed in Note 7 – Fair Value – Valuation Techniques and Inputs to the consolidated financial statements included in this Report.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects, reimburse the investor for its loss or indemnify the investor or insurer against credit losses attributable to the loans with indemnified defects. In such cases, we bear any subsequent credit losses on those loans. Our credit losses may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of those repurchase losses from that correspondent seller.

We recorded provisions for losses relating to representations and warranties relating to current period loan sales of $302,000 and $960,000 for the quarter and nine months ended September 30, 2026, respectively, and $222,000 and $753,000 for the quarter and nine months ended September 30, 2025, respectively.

Following is a summary of the indemnification, repurchase and loss activity and loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Indemnification activity (unpaid principal balance):
Loans indemnified at beginning of period	$16,408	$15,587	$16,207	$15,289
New indemnifications	352	620	1,184	1,113
Less: indemnified loans sold, repaid or refinanced	801	—	1,432	195
Loans indemnified at end of period	$15,959	$16,207	$15,959	$16,207
Indemnified loans indemnified by correspondent lenders at end of period			$4,986	$6,045
UPB of loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period			$5,648	$5,488
Repurchase activity (unpaid principal balance):
Loans repurchased	$2,005	$8,094	$10,899	$21,191
Less:
Loans repurchased by correspondent sellers	1,098	9,321	8,858	19,253
Loans resold or repaid by borrowers	221	2,711	2,595	5,414
Net loans (resolved) repurchased with losses chargeable to liability to representations and warranties	$686	$(3,938)	$(554)	$(3,476)
Losses charged to liability for representations and warranties	$—	$95	$15	$368
At end of period:
Loans subject to representations and warranties			$203,876,164	$216,361,811
Liability for representations and warranties			$5,219	$5,152

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

Adjustments to our liability for representations and warranties are included as a component of our Net gains on loans held for sale at fair value. We recorded a $323,000 and $1.0 million reduction in liability for the quarter and nine months ended September 30, 2026, respectively, and a $39,000 and $2.1 million reduction in liability for representations and warranties during the quarter and nine months ended September 30, 2025, respectively, due to the effects of certain loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of loans from those sellers. Loan origination fees decreased during the quarter and nine months ended September 30, 2026, reflecting an overall decrease in our purchase volume of loans for sale. The reduction is related to activity-based expenses, including tax service fees and boarding fees associated with loans held for sale.

Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Quarter ended September 30, 2026			Quarter ended September 30, 2025
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$4,123	$381,043	4.29%	$5,694	$503,038	4.50%
Mortgage-backed securities	30,222	4,001,652	3.00%	69,908	4,188,259	6.64%
Loans held for sale	46,820	2,963,582	6.27%	33,100	2,058,167	6.40%
Loans held for investment	186,214	13,511,698	5.47%	67,160	5,235,047	5.10%
Deposits securing CRT arrangements	8,315	923,753	3.57%	11,125	1,051,697	4.21%
	275,694	21,781,728	5.02%	186,987	13,036,208	5.71%
Placement fees relating to custodial funds	37,959			42,306
Other	749			795
	$314,402	$21,781,728	5.73%	$230,088	$13,036,208	7.02%
Liabilities:
Assets sold under agreements to repurchase	$95,883	$8,074,731	4.71%	$88,587	$6,670,245	5.28%
Mortgage loan participation purchase and sale agreements	31	—	—	55	1,612	13.57%
Notes payable secured by credit risk transfer and mortgage servicing assets	44,943	2,514,586	7.09%	51,465	2,539,717	8.06%
Unsecured senior notes	15,958	697,500	9.08%	18,010	892,500	8.03%
Asset-backed financings	202,989	12,409,200	6.49%	65,409	4,888,507	5.32%
	359,804	23,696,017	6.02%	223,526	14,992,581	5.93%
Interest shortfall on repayments of loans serviced for Agency securitizations	2,063			2,405
Interest on loan impound deposits	2,090			2,235
Other	333			228
	364,290	$23,696,017	6.10%	228,394	$14,992,581	6.06%
	$(49,888)			$1,694

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Interest		Interest	Interest		Interest
	income/	Average	yield/	income/	Average	yield/
	expense	balance	cost %	expense	balance	cost %
	(dollars in thousands)
Assets:
Cash and short-term investments	$13,606	$479,444	3.79%	$16,955	$499,325	4.55%
Mortgage-backed securities	137,313	3,971,881	4.62%	182,903	4,078,026	6.01%
Loans held for sale	129,884	2,749,705	6.32%	102,252	2,087,048	6.57%
Loans held for investment	480,550	11,627,812	5.53%	151,533	3,885,345	5.23%
Deposits securing CRT arrangements	25,688	961,348	3.57%	34,201	1,077,318	4.26%
	787,041	19,790,190	5.32%	487,844	11,627,062	5.63%
Placement fees relating to custodial funds	104,548			112,071
Other	3,154			2,745
	$894,743	$19,790,190	6.04%	$602,660	$11,627,062	6.95%
Liabilities:
Assets sold under agreements to repurchase	$275,351	$7,792,572	4.72%	$254,071	$6,408,372	5.32%
Mortgage loan participation purchase and sale agreements	94	—	—	375	6,618	7.60%
Notes payable secured by credit risk transfer and mortgage servicing assets	131,614	2,444,848	7.20%	160,524	2,693,728	7.99%
Unsecured senior notes	52,223	789,753	8.84%	47,610	805,055	7.93%
Asset-backed financings	479,383	10,633,867	6.03%	140,573	3,727,458	5.06%
	938,665	21,661,040	5.79%	603,153	13,641,231	5.93%
Interest shortfall on repayments of loans serviced for Agency securitizations	10,209			6,289
Interest on loan impound deposits	5,353			5,149
Other	1,158			1,089
	955,385	$21,661,040	5.90%	615,680	$13,641,231	6.05%
	$(60,642)			$(13,020)

The effects of changes in the yields and costs and composition of our investments on our net interest expense are summarized below:

	Quarter ended September 30, 2026			Nine months ended September 30, 2026
	vs.			vs.
	Quarter ended September 30, 2025			Nine months ended September 30, 2025
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets:
Cash and short-term investments	$(254)	$(1,317)	$(1,571)	$(2,703)	$(646)	$(3,349)
Mortgage-backed securities	(36,706)	(2,980)	(39,686)	(40,979)	(4,611)	(45,590)
Loans held for sale	(680)	14,400	13,720	(4,035)	31,667	27,632
Loans held for investment	5,140	113,914	119,054	9,111	319,906	329,017
Deposits securing CRT arrangements	(1,558)	(1,252)	(2,810)	(5,097)	(3,416)	(8,513)
	(34,058)	122,765	88,707	(43,703)	342,900	299,197
Placement fees relating to custodial funds			(4,347)			(7,523)
Other			(46)			409
	$(34,058)	$122,765	$84,314	$(43,703)	$342,900	$292,083
Liabilities:
Assets sold under agreements to repurchase	$(10,195)	$17,491	$7,296	$(30,067)	$51,347	$21,280
Mortgage loan participation purchase and sale agreements	(12)	(11)	(23)	(141)	(141)	(282)
Notes payable secured by credit risk transfer and mortgage servicing assets	(6,027)	(495)	(6,522)	(14,961)	(13,949)	(28,910)
Unsecured senior notes	2,177	(4,229)	(2,052)	5,512	(899)	4,613
Asset-backed financings	17,159	120,421	137,580	31,828	306,982	338,810
	3,102	133,177	136,279	(7,829)	343,340	335,511
Interest shortfall on repayments of loans serviced for Agency securitizations			(342)			3,920
Interest on loan impound deposits			(145)			204
Other			105			69
	3,102	133,177	135,897	(7,829)	343,340	339,704
	$(37,160)	$(10,412)	$(51,583)	$(35,874)	$(440)	$(47,621)

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Loan servicing fees	$20,449	$21,012	$59,812	$64,386
Management fees	6,762	6,912	20,334	20,793
Loan fulfillment fees	3,206	6,162	13,966	17,266
Professional services	12,503	8,608	37,631	23,952
Compensation	2,628	2,817	8,994	8,623
Loan collection and liquidation	2,622	1,503	6,426	5,857
Safekeeping	921	1,194	2,707	3,532
Loan origination	—	794	227	2,146
Other	3,594	3,232	13,736	9,638
	$52,685	$52,234	$163,833	$156,193

Expenses increased $451,000 and $7.6 million, or 1% and 5%, during the quarter and nine months ended September 30, 2026, compared to the same periods in 2025, as discussed below.

Loan Servicing Fees

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Loan servicing fees:
Loans held for sale	$144	$383	$444	$891
Loans held for investment	1,803	(233)	3,437	161
Mortgage servicing rights	18,502	20,862	55,931	63,334
	$20,449	$21,012	$59,812	$64,386
Average investment in loans:
Held for sale	$2,963,582	$2,058,167	$2,749,705	$2,087,048
Held for investment	$13,511,698	$5,235,047	$11,627,812	$3,885,345
Average MSR portfolio unpaid principal balance	$200,144,607	$220,178,747	$207,765,234	$222,854,243

Mortgage servicing rights recapture fees	$2,948	$3,345	$13,612	$6,027
Unpaid principal balance of loans recaptured	$226,618	$205,055	$1,258,774	$547,577

Loan servicing fees decreased by $563,000 and $4.6 million during the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, reflecting the decrease in the average balance of our MSR portfolio as well as a reduction in the subservicing fee rate implemented in October 2025, as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report, partially offset by growth in our investments in loans held for investment.

Management Fees

Management fees payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Base fee	$6,762	$6,912	$20,334	$20,793
Average shareholders' equity amounts used to calculate base management fee expense	$1,788,469	$1,828,365	$1,812,550	$1,853,613

Management fees decreased by $150,000 and $459,000 during the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. This decrease reflects the effect of the decrease in our average shareholders’ equity on our base management fee.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of loans. Fulfillment fees decreased by $3.0 million and $3.3 million during the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The decrease was due to the decrease in the volume of loans purchased for sale to nonaffiliates. Our loan fulfillment fee structure is described in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report.

Professional services

Professional services expense increased by $3.9 million and $13.7 million during the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to increased legal and consulting fees in support of the increase in our private-label securitization activities.

Loan collection and liquidation

Loan collection and liquidation expenses increased by $1.1 million and $0.6 million during the quarter and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025, due to increased servicing costs related to delinquent loans serviced for the Agencies' foreclosure avoidance programs.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Common overhead allocation from PFSI	$949	$982	$5,920	$2,945
Bank service charges	1,386	702	3,601	2,187
Insurance	446	468	1,438	1,169
Technology	313	554	1,120	1,514
Other	500	526	1,657	1,823
	$3,594	$3,232	$13,736	$9,638

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

The Company’s effective tax rate was (54.3)% and (10.5)% with consolidated pretax loss of $16.4 million and pretax income of $27.3 million for the quarter and nine months ended September 30, 2026, respectively. The Company’s TRS recognized a tax expense of $10.1 million on pretax income of $41.1 million and tax benefit of $1.2 million on a pretax loss of $13.3 million for the quarter and nine months ended September 30, 2026, respectively. For the same periods in 2025, the TRS recognized a tax benefit of $11.2 million on a pretax loss of $43.8 million and a tax benefit of $18.7 million on a pretax loss of $131.0 million, respectively. The primary difference between the Company’s effective tax rate and the statutory tax rate is generally attributable to nontaxable REIT income resulting from the dividends paid deduction.

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. On the basis of this evaluation, as of September 30, 2026, the valuation allowance remains zero. The TRS has a significant net deferred tax liability position, which indicates the TRS will utilize all of its deferred tax assets. The amount of deferred tax assets considered realizable could be adjusted in future periods based on future income.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2026	December 31, 2025
	(in thousands)
Assets
Cash and short-term investments	$310,089	$462,488
Mortgage-backed securities at fair value	4,305,991	4,452,859
Loans held for sale	2,870,751	2,699,398
Loans held for investment	14,401,385	8,532,644
Derivative assets	58,669	55,943
Deposits securing credit risk transfer arrangements	887,188	1,009,334
Mortgage servicing rights and servicing advances	3,576,041	3,741,532
	26,410,114	20,954,198
Other	443,749	392,684
Total assets	$26,853,863	$21,346,882
Liabilities
Debt:
Short-term	$8,381,973	$8,018,601
Long-term:
Recourse	3,189,538	3,286,428
Non-recourse	13,180,808	7,826,953
	16,370,346	11,113,381
	24,752,319	19,131,982
Other	318,462	327,569
Total liabilities	25,070,781	19,459,551
Shareholders’ equity	1,783,082	1,887,331
Total liabilities and shareholders’ equity	$26,853,863	$21,346,882

Total assets increased by approximately $5.5 billion, or 26%, from December 31, 2025 to September 30, 2026, primarily due to an increase of $5.9 billion in Loans held for investment at fair value, and a $171.4 million increase in Loans held for sale at fair value offset by a decrease of $146.9 million in Mortgage-backed securities at fair value and a decrease of $165.5 million of Mortgage servicing rights and servicing advances.

The increase in Loans held for investments at fair value reflect the our ongoing non-Agency securitizations of loans. As described in Note 6 – Variable Interest Entities to the consolidated financial statements included in this Report, such transactions are accounted for as on-balance sheet financings, with the loans included in Loans held for investment at fair value and the securities sold treated as Asset-backed financings of variable interest entities at fair value.

Asset Acquisitions

Our asset acquisitions are summarized below:

Aggregation and Securitization

Following is a summary of our acquisitions of mortgage loans for our aggregation and securitization activities at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Aggregation and securitization loan purchases:
GSE-eligible loans (1)	$2,156,114	$6,473,445	$9,566,262	$36,205,387
Jumbo	1,395,917	706,045	3,609,737	1,404,523
Non-qualified	403,587	—	783,625	—
Government insured or guaranteed (2)	—	2,164,041	—	27,097,047
	$3,955,618	$9,343,531	$13,959,624	$64,706,957

(1)
GSE eligibility refers to the eligibility of loans for sale to Fannie Mae or Freddie Mac. The Company sells or finances a portion of its GSE eligible loan production to or with other investors, including PLS.

(2)
Through June 30, 2025, the Company sold all of its loans eligible for inclusion in Ginnie Mae securities to PLS. The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed loans. The Company earned a sourcing fee for all loans that it purchased from correspondent sellers and subsequently sold to PLS as described in Note 4 – Transactions with Related Parties – Operating Activities.

During the quarter and nine months ended September 30, 2026, we purchased for sale $4.0 billion and $14.0 billion in fair value of loans related to our aggregation and securitization activities, respectively, as compared to $9.3 billion and $64.7 billion during the same periods in 2025. During the nine months ended September 30, 2026, we purchased $783.6 million in fair value of non-qualified mortgage loans, as compared to none during the same period in 2025. A non-qualified mortgage loan is a loan that does not meet the requirements for a "qualified mortgage" under the ability-to-repay rules of the Consumer Financial Protection Bureau, and is not eligible for sale to the Agencies. At September 30, 2026, we held $429.4 million of non-qualified mortgage loans in Loans held for sale at fair value, as compared to $30.1 million at December 31, 2025. The decrease in loan purchases relates to PFSI's assumption of the role of initial purchaser of correspondent loans starting July 1, 2025 as described in Note 4—Transactions with Related Parties to the consolidated financial statements included in this Report.

Other Investment Activities

Following is a summary of our net acquisitions (sales) of mortgage-related investments held in our credit sensitive strategies and interest rate sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Credit sensitive assets:
Interest retained in securitization of mortgage loans, net of associated asset-backed financing (subordinate MBS)	$134,806	$83,321	$444,100	$235,930
Subordinate bond secured by residential transition loans	—	(194,513)	4,000	(194,513)
	134,806	(111,192)	448,100	41,417

Interest rate sensitive assets:
Mortgage servicing rights received in loan sales	16,926	45,744	88,188	136,783
Sale of mortgage servicing rights, net of transfers to Agency relating to delinquent loans	(204,172)	284	(201,770)	675
Floating rate collateralized mortgage obligations	548,174	876,394	1,034,581	876,394
Interest retained in securitization of mortgage loans, net of associated asset-backed financing (senior MBS)	32,442	49,943	44,503	105,919
Agency fixed-rate pass-through securities	—	—	(477,360)	—
Senior non-Agency securities	—	28,987	—	66,069
	393,370	1,001,352	488,142	1,185,840
	$528,176	$890,160	$936,242	$1,227,257

Our acquisitions during the quarter and nine months ended September 30, 2026 and 2025 were financed through the use of a combination of proceeds from borrowings and liquidations of existing investments. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2026				December 31, 2025
			Average				Average
	Fair value	Principal/ notional	Life (in years)	Coupon	Fair value	Principal/ notional	Life (in years)	Coupon
	(dollars in thousands)
Agency pass-through	$2,003,424	$2,091,972	8.3	5.4%	$2,850,447	$2,805,895	7.6	5.3%
Floating rate collateralized mortgage obligations	1,770,651	1,796,823	9.3	4.7%	855,997	850,172	6.8	5.0%
Principal-only stripped	335,190	465,593	8.3	0.1%	521,129	610,256	4.1	0.1%
Senior non-Agency	117,536	127,299	8.9	5.3%	152,784	155,369	5.4	5.4%
Subordinate residential transition	3,926	4,000	3.4	9.1%	—	—	—	—
	4,230,727	$4,485,687			4,380,357	$4,421,692
Interest-only stripped securities	75,264	$310,930	8.9	4.8%	72,502	$344,592	7.7	4.8%
	$4,305,991				$4,452,859

Our investment in Mortgage-backed securities at fair value does not include any mortgage-backed securities held from variable interest entities that we consolidate.

Credit Risk Transfer Arrangements

Following is a summary of our investment in CRT arrangements:

	September 30, 2026	December 31, 2025
	(in thousands)
Carrying value of CRT arrangements:
Derivative assets – CRT derivatives	$30,695	$32,659
Derivative and credit risk transfer strip liabilities- CRT strips	(5,231)	(5,999)
Deposits securing CRT arrangements	887,188	1,009,334
Interest-only security payable at fair value	(34,608)	(37,650)
	$878,044	$998,344
UPB of loans subject to credit guarantee obligations	$16,878,161	$19,517,530

Following is a summary of the composition of the loans underlying our investment in CRT arrangements as of September 30, 2026:

	Year of origination
	2020	2019	2018	2017	2016	Total
	(dollars in millions)
UPB:
Outstanding	$3,766	$8,469	$2,161	$1,811	$671	$16,878
Liquidations:
Balances	$2.3	$14.9	$70.2	$182.5	$130.6	$400.5
Losses	$0.2	$2.3	$8.5	$23.7	$14.2	$48.9
Modifications (1):
Balances	$134.6	$986.8	$323.1	$—	$—	$1,444.5
Losses	$3.0	$33.0	$24.8	$—	$—	$60.8
Weighted average:
Original debt-to income ratio	33.5%	36.0%	39.2%	36.6%	34.9%	35.9%
Origination:
FICO credit score	765	754	736	745	752	753
Loan-to value ratio	80.5%	83.3%	83.6%	82.4%	80.3%	82.5%
Current loan-to value ratio (2)	46.5%	46.5%	44.8%	39.3%	36.1%	45.1%

(1)
Includes only modifications that generate losses according to the terms of the CRT arrangements.
(2)
Based on current UPB compared to estimated fair value of the property securing the loan.

	Year of origination
Distribution by state	2020	2019	2018	2017	2016	Total
	(in millions)
California	$413	$866	$282	$199	$135	$1,895
Florida	410	803	273	188	73	1,747
Texas	431	719	170	153	72	1,545
Virginia	205	379	79	82	44	789
Maryland	150	370	104	107	47	778
Other	2,157	5,332	1,253	1,082	300	10,124
	$3,766	$8,469	$2,161	$1,811	$671	$16,878

	Year of origination
Regional geographic distribution (1)	2020	2019	2018	2017	2016	Total
	(in millions)
Southeast	$1,275	$2,871	$770	$618	$211	$5,745
West	823	1,797	555	405	206	3,786
Southwest	957	1,840	399	356	120	3,672
Northeast	362	1,078	255	262	78	2,035
Midwest	349	883	182	170	56	1,640
	$3,766	$8,469	$2,161	$1,811	$671	$16,878

(1)
Southeast consists of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, WV; West consists of AK, CA, GU, HI, ID, MT, NV, OR, WA and WY; Southwest consists of AZ, AR, CO, KS, LA, MO, NM, OK, TX, UT; Northeast consists of CT, DE, ME, MA, NH, NJ, NY, PA, PR, RI, VT, VI and Midwest consists of IL, IN, IA, MI, MN, NE, ND, OH, SD, WI.

	Year of origination
Collection status	2020	2019	2018	2017	2016	Total
	(in millions)
Delinquency
Current – 89 Days	$3,750	$8,388	$2,117	$1,804	$670	$16,729
90 – 179 Days	8	42	21	7	1	79
180+ Days	5	30	16	—	—	51
Foreclosure	3	9	7	—	—	19
	$3,766	$8,469	$2,161	$1,811	$671	$16,878
Bankruptcy	$3	$32	$14	$3	$2	$54

Cash Flows

Our cash flows for the nine months ended September 30, 2026 and 2025 are summarized below:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Operating activities	$(8,211,183)	$(3,907,486)
Investing activities	2,014,969	(123,050)
Financing activities	6,085,703	3,956,330
Net cash flows	$(110,511)	$(74,206)

Our cash flows resulted in a net decrease in cash of $110.5 million during the nine months ended September 30, 2026, as discussed below.

Operating activities

Cash used in operating activities totaled $8.2 billion during the nine months ended September 30, 2026, as compared to cash used in our operating activities of $3.9 billion during the nine months ended September 30, 2025. Cash flows from operating activities are influenced by cash flows from loans held for sale as shown below:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Operating cash flows from:
Loans held for sale	$(8,366,066)	$(4,391,523)
Other	154,883	484,037
	$(8,211,183)	$(3,907,486)

The primary source of negative operating cash flow from loans held for sale during the nine months ended September 30, 2026, relates to the transfer of $8.1 billion of loans held for sale to held for investment pursuant to our securitization activities. The securitization of portions of our aggregation and securitization activities and cash received from such securitizations is accounted for as a financing activity. We may sell these loans based on market conditions before committing to securitize the loans.

Investing activities

Net cash provided by our investing activities was $2.0 billion for the nine months ended September 30, 2026, driven by cash inflows generated by our investments, as compared to net cash used in our investing activities of $123.1 million for the nine months ended September 30, 2025.

Financing activities

Net cash provided by our financing activities was $6.1 billion for the nine months ended September 30, 2026, as compared to net cash provided by our financing activities of $4.0 billion for the nine months ended September 30, 2025. This change primarily reflects the increase in borrowings required to finance newly created investments from our ongoing securitization efforts during the nine months ended September 30, 2026.

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

We expect to reduce the Common Share dividend we declare in the fourth quarter of 2026 to support book value accretion, while continuing to consider the taxable income we are required to distribute.

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

A substantial portion of our balance sheet includes assets that are shown as their underlying assets as opposed to the securitized form in which they are held. These assets and the reason for their accounting treatment are discussed in Note 6—Variable Interest Entities to the consolidated financial statements included in this Report. The following table adjusts the presentation of our balance sheet to provide investors with a more creditor-aligned view of the relationship of our debt to the assets in the securitized form in which those assets are financed. The adjusted balance sheet information should not be considered in isolation or as a substitute for an analysis of our results as presented in compliance with GAAP.

	September 30, 2026
	Assets (1)			Financing
	Consolidated	Adjustments for VIE Financing (2)	Excluding VIE Financing	Assets sold under agreements to repurchase	Notes payable secured by CRT arrangements and MSRs	Total
	(in thousands except for debt-to equity amounts)
Assets
Cash and short-term investments	$310,089	$—	$310,089	$—	$—	$—
Mortgage-backed securities at fair value
Agency-backed securities	4,184,529	—	4,184,529	4,135,136	—	4,135,136
Senior non-agency securities	117,536	—	117,536	113,252	—	113,252
Subordinate residential transition	3,926	—	3,926	2,770	—	2,770
Credit risk transfer securities relating to consolidated variable interest entities	—	878,044	878,044	78,853	567,849	646,702
Non-agency securities relating to consolidated variable interest entities	—	1,046,439	1,046,439	966,227	—	966,227
	4,305,991	1,924,483	6,230,474	5,296,238	567,849	5,864,087
Loans held for sale at fair value	2,870,751	—	2,870,751	2,684,910	—	2,684,910
Loans held for investment at fair value	14,401,385	(14,400,024)	1,361	—	—	—
Derivative assets	58,669	(30,695)	27,974	—	—	—
Deposits securing credit risk transfer arrangements	887,188	(887,188)	—	—	—	—
Mortgage servicing rights and servicing advances	3,576,041	207,385	3,783,426	400,825	1,935,624	2,336,449
	26,410,114	(13,186,039)	13,224,075	8,381,973	2,503,473	10,885,446
Other	443,749	—	443,749	—	—	—
Total assets and secured financing	$26,853,863	$(13,186,039)	$13,667,824	$8,381,973	$2,503,473	10,885,446

Unsecured debt						686,065
Debt excluding non-recourse						11,571,511
Debt in consolidated variable interest entities (2)						13,180,808
Total debt (3)						$24,752,319
Equity						$1,783,082
Debt-to equity ratio:
Excluding non-recourse debt (4)						6.5:1
Total (5)						13.9:1

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
(2)
Does not include adjustments for credit risk transfer strip liabilities of $5.2 million.
(3)
Excludes non-debt liabilities of $318.5 million included in total liabilities on our consolidated balance sheet.
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

Sales of Assets Under Agreements to Repurchase

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2026	2025	2026	2025
	(in thousands)
Average balance outstanding	$8,074,731	$6,670,245	$7,792,572	$6,408,372
Maximum daily balance outstanding	$8,817,164	$8,082,484	$9,146,860	$8,733,460
Ending balance (UPB)			$8,383,792	$7,712,937

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales related to our aggregation and securitization activities. The total facility size of our Assets sold under agreements to repurchase was approximately $13.8 billion at September 30, 2026.

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
•
The transactions relating to assets under notes payable provide for terms ranging from two to five years; and

All repurchase agreements that matured between September 30, 2026 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our Assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2026:

Counterparty	Amount at risk
(in thousands)
Atlas Securitized Products, L.P.	$437,213
Santander US Capital	107,692
Bank of America, N.A.	93,978
Nomura Holdings America, Inc.	82,708
Citibank, N.A.	64,462
Morgan Stanley & Co. LLC	50,728
Wells Fargo Securities, LLC	48,151
Goldman Sachs & Co. LLC	47,981
JPMorgan Chase & Co.	36,638
RBC Capital Markets, L.P.	28,156
Barclays Capital Inc.	27,853
Bank of Montreal	15,351
BNP Paribas	7,990
Daiwa Capital Markets America Inc.	2,794
Mizuho Financial Group	1,607
$1,053,302

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

The following summarized financial information for PMT and PMC is presented on a combined basis. Intercompany balances and transactions between PMT and PMC have been eliminated:

September 30, 2026
(in thousands)
Loans held for sale at fair value	$2,870,751
Mortgage servicing rights at fair value	3,720,848
Other assets
From nonaffiliates	527,223
From PFSI	14,956
From non-issuer or non-guarantor subsidiaries (1)	405,348
Total assets	$7,539,126

Total liabilities
Payable to nonaffiliates	$1,942,446
Payable to PFSI	5,208,967
Payable to non-issuer or non-guarantor subsidiaries	28,441
$7,179,854

Nine months ended September 30, 2026
(in thousands)
Net investment income
From nonaffiliates	$539,057
From PFSI	13,612
From non-issuer or non-guarantor subsidiaries (1)	(479,060)
73,609
Expenses
From nonaffiliates	50,893
From PFSI	82,896
133,789
Pre-tax loss	(60,180)
Benefit from income taxes	(15,557)
Net loss	$(44,623)

(1)
Excludes equity in earnings of non-guarantor subsidiaries.

Debt Covenants

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, our debt financing obligations include the following covenants as defined by our lenders:

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

Many of our debt financing agreements contain a condition precedent to obtaining additional funding that requires us to maintain positive net income or pre-tax income, in each case measured over one or more recent fiscal quarters and in certain agreements excluding market-driven changes in fair value. For the most recent fiscal quarter, the Company is compliant with all such conditions. However, we may be required to obtain waivers from certain lenders in the future if this condition precedent is not met.

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

Regulatory Capital and Liquidity Requirements

In addition to the financial covenants imposed upon us and PLS as our servicer under our debt financing agreements, we, through PMC and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we and our servicer, PLS, are in compliance with the applicable FHFA and Ginnie Mae requirements as of September 30, 2026.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2026, we have not entered into any off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of loans held for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently originated loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of MSRs, CRT arrangements and MBS, including those consolidated on our balance sheet as loans held for investment and asset-backed financing. We believe that the fair values of MSRs and MBS also respond primarily to changes in the market interest rates for comparable loans or yields on MBS. Changes in interest rates are reflected in the prepayment speeds underlying these investments and in the pricing spread (an element of the discount rate) used in their valuation. We believe that the primary market risks to the fair values of our investment in CRT arrangements are changes in market credit spreads and the fair value of the real estate securing the loans underlying such arrangements.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2026, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-100	-75	-50	50	75	100
	(in thousands)
Change in fair value	$243,003	$186,597	$127,208	$(135,319)	$(205,883)	$(278,203)

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2026, given several shifts in pricing spread, prepayment speeds and annual per-loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%
	(in thousands)
Option-adjusted spread	$118,106	$63,960	$32,373	$(33,437)	$(66,364)	$(130,368)
Prepayment speed	$144,822	$76,876	$38,860	$(39,462)	$(78,145)	$(152,834)
Annual per-loan cost of servicing	$56,213	$28,107	$14,053	$(14,053)	$(28,107)	$(56,213)

CRT Arrangements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT arrangements given several shifts in pricing spread:

Pricing spread shift in basis points	-100	-50	-25	25	50	100
	(in thousands)
Change in fair value	$27,581	$13,620	$6,765	$(6,683)	$(13,288)	$(26,253)

Following is a summary of the effect on fair value of various instantaneous changes in home values from those used to estimate the fair value of our CRT arrangements given several shifts:

Property value shift in %	-15%	-10%	-5%	5%	10%	15%
	(in thousands)
Change in fair value	$(7,628)	$(4,623)	$(2,130)	$1,809	$3,353	$4,655

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter and nine months ended September 30, 2026.

The following table provides information about our repurchases of common shares of beneficial interest (“Common Shares”) during the quarter ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Amount available for future share repurchases under the plans or programs (1)
	(in thousands, except average price paid per share)
July 1, 2026 – July 31, 2026	—	$—	—	$73,353
August 1, 2026 – August 31, 2026	—	$—	—	$73,353
September 1, 2026 – September 30, 2026	—	$—	—	$73,353

(1)
On October 26, 2026, the Company’s board of trustees approved an increase to the Company’s Common Share repurchase authorization from $500 million to $630 million (the “share repurchase program”). The share repurchase program does not require the Company to purchase a specific number of Common Shares, and the timing and amount of any Common Shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Common Share repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The share repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2026, none of our trustees or Section 16 officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-34416)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

3.5	Articles Supplementary classifying and designating the 6.75% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	August 20, 2021

10.1	Amendment No. 2 to Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 9, 2026.	*

10.2	Amendment No. 2 to Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of September 9, 2026.	*

10.3	Amendment No. 1 to Fourth Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 9, 2026.	*

10.4	Amendment No. 1 to Amended and Restated Mortgage Loan Purchase Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 9, 2026.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 3, 2026	By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2026	By:	/s/ Daniel S. Perotti
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)